Form 10-Q
period 2015-06-30
MATTEL INC /DE/
filed 2015-07-28
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 17, 2015:

338,613,400 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014	December 31, 2014
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$300,455	$518,217	$971,650
Accounts receivable, net	803,111	884,071	1,094,452
Inventories	853,795	882,788	561,755
Prepaid expenses and other current assets	572,341	602,874	559,074

Total current assets	2,529,702	2,887,950	3,186,931

Noncurrent Assets
Property, plant, and equipment, net	733,002	703,408	737,869
Goodwill	1,393,147	1,407,031	1,392,925
Other noncurrent assets	1,441,951	1,489,794	1,404,258

Total Assets	$6,097,802	$6,488,183	$6,721,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$20,481	$—
Accounts payable	396,760	385,655	430,259
Accrued liabilities	485,127	480,847	639,844
Income taxes payable	7,787	20,651	18,783

Total current liabilities	889,674	907,634	1,088,886

Noncurrent Liabilities
Long-term debt	2,100,000	2,100,000	2,100,000
Other noncurrent liabilities	543,655	528,982	584,026

Total noncurrent liabilities	2,643,655	2,628,982	2,684,026

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,788,993	1,771,095	1,767,096
Treasury stock at cost: 102.8 million shares, 103.7 million shares, and 103.3 million shares, respectively	(2,521,703)	(2,534,981)	(2,533,566)
Retained earnings	3,566,687	3,674,348	3,896,261
Accumulated other comprehensive loss	(710,873)	(400,264)	(622,089)

Total stockholders’ equity	2,564,473	2,951,567	2,949,071

Total Liabilities and Stockholders’ Equity	$6,097,802	$6,488,183	$6,721,983

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited; in thousands, except per share amounts)
Net Sales	$988,152	$1,062,252	$1,910,901	$2,008,429
Cost of sales	515,294	569,682	987,595	1,034,328

Gross Profit	472,858	492,570	923,306	974,101
Advertising and promotion expenses	104,744	99,853	207,172	190,687
Other selling and administrative expenses	367,551	391,709	770,038	776,188

Operating Income (Loss)	563	1,008	(53,904)	7,226
Interest expense	20,706	18,965	41,107	36,211
Interest (income)	(2,099)	(2,186)	(3,767)	(3,465)
Other non-operating expense (income), net	1,854	(1,400)	1,801	(1,728)

Loss Before Income Taxes	(19,898)	(14,371)	(93,045)	(23,792)
(Benefit) for income taxes	(8,547)	(42,696)	(23,517)	(40,899)

Net (Loss) Income	$(11,351)	$28,325	$(69,528)	$17,107

Net (Loss) Income Per Common Share—Basic	$(0.03)	$0.08	$(0.21)	$0.05

Weighted average number of common shares	338,843	338,709	338,713	339,463

Net (Loss) Income Per Common Share—Diluted	$(0.03)	$0.08	$(0.21)	$0.05

Weighted average number of common and potential common shares	338,843	340,644	338,713	341,594

Dividends Declared Per Common Share	$0.38	$0.38	$0.76	$0.76

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited; in thousands)
Net (Loss) Income	$(11,351)	$28,325	$(69,528)	$17,107
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	37,376	33,506	(89,316)	37,378
Defined benefit pension plan adjustments	(3,268)	2,657	(413)	4,745
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(2,250)	(5,536)	23,501	(4,308)
Reclassification adjustment for realized (gains) losses included in net income	(13,705)	2,830	(22,556)	5,597

	(15,955)	(2,706)	945	1,289

Other Comprehensive Income (Loss), Net of Tax	18,153	33,457	(88,784)	43,412

Comprehensive Income (Loss)	$6,802	$61,782	$(158,312)	$60,519

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(69,528)	$17,107
Adjustments to reconcile net (loss) income to net cash flows used for operating activities:
Depreciation	114,626	97,582
Amortization	16,355	12,242
Deferred income taxes	(42,463)	(28,971)
Tax deficiency (benefit) from share-based payment arrangements	108	(16,628)
Share-based compensation	27,290	24,472
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	263,192	414,563
Inventories	(304,348)	(231,120)
Prepaid expenses and other current assets	(17,678)	(79,710)
Accounts payable, accrued liabilities, and income taxes payable	(222,918)	(266,647)
Other, net	(5,409)	(22,047)

Net cash flows used for operating activities	(240,773)	(79,157)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(64,978)	(70,538)
Purchases of other property, plant, and equipment	(48,860)	(37,877)
Payments for acquisition, net of cash acquired	—	(423,309)
(Payments for) proceeds from foreign currency forward exchange contracts	(47,904)	6,615
Other, net	570	367

Net cash flows used for investing activities	(161,172)	(524,742)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(4,278)
Proceeds from short-term borrowings, net	—	20,481
Payments of long-term borrowings	—	(44,587)
Proceeds from long-term borrowings, net	—	495,458
Share repurchases	—	(128,165)
Payments of dividends on common stock	(257,181)	(257,669)
Proceeds from exercise of stock options	7,578	14,566
Tax (deficiency) benefit from share-based payment arrangements	(108)	16,628
Other, net	(5,883)	(29,350)

Net cash flows (used for) provided by financing activities	(255,594)	83,084

Effect of Currency Exchange Rate Changes on Cash	(13,656)	(184)

Decrease in Cash and Equivalents	(671,195)	(520,999)
Cash and Equivalents at Beginning of Period	971,650	1,039,216

Cash and Equivalents at End of Period	$300,455	$518,217

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

Accounts receivable are net of allowances for doubtful accounts of $24.9 million, $21.4 million, and $26.3 million as of June 30, 2015, June 30, 2014, and December 31, 2014, respectively.

3.	Inventories

Inventories include the following:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
Raw materials and work in process	$149,814	$140,407	$88,395
Finished goods	703,981	742,381	473,360

	$853,795	$882,788	$561,755

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
Land	$27,361	$27,666	$27,465
Buildings	275,956	272,169	274,452
Machinery and equipment	744,078	707,977	728,299
Software	323,529	317,388	316,374
Tools, dies, and molds	811,763	763,490	782,507
Capital leases	23,970	23,921	23,970
Leasehold improvements	245,037	233,937	242,177

	2,451,694	2,346,548	2,395,244
Less: accumulated depreciation	(1,718,692)	(1,643,140)	(1,657,375)

	$733,002	$703,408	$737,869

5.	Goodwill

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

The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2015 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2014	Currency Exchange Rate Impact	June 30, 2015
	(In thousands)
North America	$720,939	$313	$721,252
International	458,766	353	459,119
American Girl	213,220	(444)	212,776

Total goodwill	$1,392,925	$222	$1,393,147

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

Mattel finalized the valuation of the assets acquired and liabilities assumed in the first quarter of 2015, which resulted in adjustments to the purchase price allocation during the measurement period. As such, Mattel has retrospectively adjusted the provisional amounts recorded in its consolidated balance sheets as of June 30, 2014 and December 31, 2014 as if the valuation of the assets acquired and liabilities assumed was finalized on the acquisition date. For the consolidated balance sheet as of June 30, 2014, the retrospective adjustments resulted in a decrease to net assets acquired of approximately $8 million and an increase to goodwill of approximately $8 million. For the consolidated balance sheet as of December 31, 2014, the retrospective adjustments resulted in an increase to net assets acquired of approximately $1 million and a decrease to goodwill of approximately $1 million.

During the three and six months ended June 30, 2015, Mattel recognized approximately $3 million and $10 million, respectively, of integration costs. During the three and six months ended June 30, 2014, Mattel recognized approximately $4 million of integration costs and approximately $7 million of transaction costs. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
Nonamortizable identifiable intangibles	$500,183	$517,378	$498,517
Deferred income taxes	423,713	423,989	385,434
Identifiable intangibles (net of amortization of $117.5 million, $77.2 million, and $103.6 million, respectively)	226,352	261,636	240,227
Other	291,703	286,791	280,080

	$1,441,951	$1,489,794	$1,404,258

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

7.	Accrued Liabilities

Accrued liabilities include the following:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
Royalties	$65,201	$62,509	$112,823
Taxes other than income taxes	29,887	33,772	53,182
Advertising and promotion	15,264	52,506	88,132
Other	374,775	332,060	385,707

	$485,127	$480,847	$639,844

8.	Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group. The credit facility is used as a back-up to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement governing the credit facility was amended and restated on June 8, 2015 to, among other things, (i) extend the maturity date of the credit facility to June 9, 2020, (ii) amend the definition of consolidated earnings before interest, taxes, depreciation, and amortization (“Consolidated EBITDA”) used in calculating Mattel’s financial ratio covenants, and (iii) increase the maximum allowed consolidated debt-to-Consolidated EBITDA ratio to 3.50 to 1. The aggregate commitments under the credit facility remain at $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the credit facility to $1.85 billion under certain circumstances. In addition, applicable interest rate margins remain within a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, and the commitment fees range from 0.08% to 0.25% of the unused commitments under the credit facility, in each case depending on Mattel’s senior unsecured long-term debt rating.

The proportion of unamortized debt issuance costs from the prior credit facility renewal related to creditors involved in both the prior credit facility and amended credit facility and borrowing costs incurred as a result of the amendment were deferred, and such costs will be amortized over the term of the amended credit facility.

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at June 30, 2015.

The agreement governing the credit facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt

Long-term debt includes the following:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000

	2,100,000	2,100,000	2,100,000
Less: current portion	—	—	—

Total long-term debt	$2,100,000	$2,100,000	$2,100,000

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
Benefit plan liabilities	$209,880	$191,817	$229,963
Noncurrent tax liabilities	167,158	168,322	171,181
Other	166,617	168,843	182,882

	$543,655	$528,982	$584,026

11.	Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2015	$46,925	$(158,652)	$(617,299)	$(729,026)
Other comprehensive (loss) income before reclassifications	(2,250)	(811)	37,376	34,315
Amounts reclassified from accumulated other comprehensive income (loss)	(13,705)	(2,457)	—	(16,162)

Net (decrease) increase in other comprehensive income	(15,955)	(3,268)	37,376	18,153

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2015	$30,970	$(161,920)	$(579,923)	$(710,873)

	For the Six Months Ended June 30, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	23,501	(950)	(89,316)	(66,765)
Amounts reclassified from accumulated other comprehensive income (loss)	(22,556)	537	—	(22,019)

Net increase (decrease) in other comprehensive income	945	(413)	(89,316)	(88,784)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2015	$30,970	$(161,920)	$(579,923)	$(710,873)

	For the Three Months Ended June 30, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2014	$(6,794)	$(129,858)	$(297,069)	$(433,721)
Other comprehensive (loss) income before reclassifications	(5,536)	464	33,506	28,434
Amounts reclassified from accumulated other comprehensive income (loss)	2,830	2,193	—	5,023

Net (decrease) increase in other comprehensive income	(2,706)	2,657	33,506	33,457

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2014	$(9,500)	$(127,201)	$(263,563)	$(400,264)

	For the Six Months Ended June 30, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)
Other comprehensive (loss) income before reclassifications	(4,308)	372	37,378	33,442
Amounts reclassified from accumulated other comprehensive income (loss)	5,597	4,373	—	9,970

Net increase in other comprehensive income	1,289	4,745	37,378	43,412

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2014	$(9,500)	$(127,201)	$(263,563)	$(400,264)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$13,561	$(2,859)	Cost of sales
	144	29	Provision for income taxes

	$13,705	$(2,830)	Net income (loss)

Defined Benefit Pension Plans
Amortization of prior service credit	$264	$264	(a)
Recognized actuarial loss	(4,927)	(3,664)	(a)
Curtailment gain	8,639	—	(a)

	3,976	(3,400)
	(1,519)	1,207	Provision for income taxes

	$2,457	$(2,193)	Net income (loss)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$22,381	$(5,577)	Cost of sales
	175	(20)	Provision for income taxes

	$22,556	$(5,597)	Net income (loss)

Defined Benefit Pension Plans
Amortization of prior service credit	$528	$528	(a)
Recognized actuarial loss	(9,858)	(7,326)	(a)
Curtailment gain	8,639	—	(a)

	(691)	(6,798)
	154	2,425	Provision for income taxes

	$(537)	$(4,373)	Net income (loss)

(a)	The amortization of prior service credit, recognized actuarial loss, and curtailment gain are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net loss of $89.3 million for the six months ended June 30, 2015, primarily due to the weakening of the Euro, Brazilian real, and Mexican peso against the US dollar, partially offset by the strengthening of the British pound sterling. Currency translation adjustments resulted in a net gain of $37.4 million for the six months ended June 30, 2014, primarily due to the strengthening of the British pound sterling, Brazilian real, and Australian dollar against the US dollar, partially offset by the weakening of the Euro.

12.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts and a cross currency swap contract to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2015, June 30, 2014, and December 31, 2014, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.21 billion, $1.43 billion, and $1.19 billion, respectively. As of June 30, 2015, Mattel also held a cross currency swap contract with a notional amount of $30.0 million.

The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2015	June 30, 2014	December 31, 2014
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$31,678	$2,938	$31,982
Foreign currency forward exchange contracts	Other noncurrent assets	800	541	1,443

Total derivatives designated as hedging instruments		$32,478	$3,479	$33,425

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$—	$4,323	$318

Total		$32,478	$7,802	$33,743

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2015	June 30, 2014	December 31, 2014
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$7,752	$10,028	$2,408
Foreign currency forward exchange contracts	Other noncurrent liabilities	1,183	75	36

Total derivatives designated as hedging instruments		$8,935	$10,103	$2,444

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$3,953	$299	$10,954
Cross currency swap contract	Accrued liabilities	797	—	—

Total derivatives not designated as hedging instruments		$4,750	$299	$10,954

Total		$13,685	$10,402	$13,398

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(2,250)	$13,705	$(5,536)	$(2,830)	Cost of sales

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$23,501	$22,556	$(4,308)	$(5,597)	Cost of sales

The net gains of $13.7 million and $22.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2015, respectively, and the net losses of $2.8 million and $5.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2014, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$12,927	$2,216	Non-operating income/expense
Cross currency swap contract	(797)	—	Non-operating income/expense
Foreign currency forward exchange contracts	93	(1,085)	Cost of sales

Total	$12,223	$1,131

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(40,322)	$9,769	Non-operating income/expense
Cross currency swap contract	(797)	—	Non-operating income/expense
Foreign currency forward exchange contracts	(899)	686	Cost of sales

Total	$(42,018)	$10,455

The net gain (loss) of $12.2 million and $(42.0) million recognized in the consolidated statements of operations for the three and six months ended June 30, 2015, respectively, and the net gains of $1.1 million and $10.5 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2014, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$32,478	$—	$32,478
Auction rate security (b)	—	—	32,389	32,389

Total assets	$—	$32,478	$32,389	$64,867

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$12,888	$—	$12,888
Cross currency swap contract (a)	—	797	—	797

Total liabilities	$—	$13,685	$—	$13,685

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,802	$—	$7,802
Auction rate security (b)	—	—	31,312	31,312

Total assets	$—	$7,802	$31,312	$39,114

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$10,402	$—	$10,402

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$33,743	$—	$33,743
Auction rate security (b)	—	—	30,960	30,960

Total assets	$—	$33,743	$30,960	$64,703

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$13,398	$—	$13,398

(a)	The fair values of the foreign currency forward exchange contracts and the cross currency swap contract are based on dealer quotes of market forward rates and reflect the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)	The fair value of the auction rate security is estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

The following table presents information about Mattel’s auction rate security measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2014	$30,960
Unrealized gain	1,429

Balance at June 30, 2015	$32,389

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The fair values of these instruments approximate their carrying values because of their short-term nature and are classified as Level 2 within the fair value hierarchy.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.14 billion (compared to a carrying value of $2.10 billion) as of June 30, 2015, $2.19 billion (compared to a carrying value of $2.10 billion) as of June 30, 2014, and $2.18 billion (compared to a carrying value of $2.10 billion) as of December 31, 2014. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings (loss) per common share for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands, except per share amounts)
Basic:
Net (loss) income	$(11,351)	$28,325	$(69,528)	$17,107
Less: net income allocable to participating RSUs (a)	—	(265)	—	(199)

Net (loss) income available for basic common shares	$(11,351)	$28,060	$(69,528)	$16,908

Weighted average common shares outstanding	338,843	338,709	338,713	339,463

Basic net (loss) income per common share	$(0.03)	$0.08	$(0.21)	$0.05

Diluted:
Net (loss) income	$(11,351)	$28,325	$(69,528)	$17,107
Less: net income allocable to participating RSUs (a)	—	(270)	—	(212)

Net (loss) income available for diluted common shares	$(11,351)	$28,055	$(69,528)	$16,895

Weighted average common shares outstanding	338,843	338,709	338,713	339,463
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	1,935	—	2,131

Weighted average number of common and potential common shares	338,843	340,644	338,713	341,594

Diluted net (loss) income per common share	$(0.03)	$0.08	$(0.21)	$0.05

(a)	During the three and six months ended June 30, 2015, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in the losses of the Company.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Mattel was in a net loss position during the three and six months ended June 30, 2015, and accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive. Nonqualified stock options and non-participating RSUs totaling 1.5 million and 1.4 million shares, respectively, were excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2014, respectively, because they were antidilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data–Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2014 Annual Report on Form 10-K.

A summary of the components of net periodic benefit (credit)/cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Service cost	$2,186	$2,715	$4,364	$5,312
Interest cost	6,260	6,978	12,532	13,919
Expected return on plan assets	(7,640)	(8,020)	(15,273)	(16,023)
Amortization of prior service credit	(264)	(264)	(528)	(528)
Recognized actuarial loss	4,889	3,589	9,781	7,176
Curtailment gain	(8,639)	—	(8,639)	—

	$(3,208)	$4,998	$2,237	$9,856

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Service cost	$21	$20	$42	$40
Interest cost	313	452	626	904
Recognized actuarial loss	38	75	77	150

	$372	$547	$745	$1,094

During the six months ended June 30, 2015, Mattel made cash contributions totaling approximately $8 million and $1 million related to its defined benefit pension and postretirement benefit plans, respectively. During 2015, Mattel expects to make additional cash contributions of approximately $28 million, including approximately $22 million of expected lump sum benefit payments for its unfunded plans.

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

Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Stock option compensation expense	$4,390	$1,674	$7,189	$4,234
RSU compensation expense	11,297	10,105	20,101	20,238

	$15,687	$11,779	$27,290	$24,472

As of June 30, 2015, total unrecognized compensation cost related to unvested share-based payments totaled $67.2 million and is expected to be recognized over a weighted-average period of 1.7 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2015 and 2014 was $7.6 million and $14.6 million, respectively.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Design and development	$57,630	$51,562	$110,546	$101,059
Identifiable intangible asset amortization	7,465	7,622	13,928	10,253

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

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Operating income	$12,535	$7,722	$24,439	$15,791
Other non-operating (expense) income, net	(2,473)	8	(3,398)	(924)

Net transaction gains	$10,062	$7,730	$21,041	$14,867

19.	Income Taxes

Mattel’s benefit for income taxes was $23.5 million and $40.9 million for the six months ended June 30, 2015 and June 30, 2014, respectively. During the three and six months ended June 30, 2015, Mattel recognized net discrete tax benefits of $4.3 million and $3.6 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and six months ended June 30, 2014, Mattel recognized net discrete tax benefits of $40.1 million and $36.4 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

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

In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, as adjusted for inflation and interest. The Appeals Court also awarded Mattel approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel’s motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest, plus attorney’s fees. The Appeals Court also awarded Mattel approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel’s right to offset its counterclaim award of approximately $7.5 million. Mattel filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the “accounting documents” of Yellowstone. On April 26, 2015, a decision on the motion for clarification was rendered. The Appeals Court ruled that the motion for clarification was denied and imposed a fine on Mattel equal to 1% of the value of the claims made for the delay caused by the motion. On July 3, 2015, Mattel filed a special appeal to the Superior Court of Justice based upon both procedural and substantive grounds. This special appeal seeks to reverse the Appeals Court’s decision of July 26, 2013, and to reverse the fine as inappropriate under the law. This special appeal was submitted to the Appeals Court which must rule on its admissibility before it is transferred to the Superior Court.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $15 million. The high end of this range, approximately $15 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney’s fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $7 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision and currently does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel may be required by the Trial Court to place a bond or the full amount of the damage award in escrow pending an appeal decision by the Superior Courts.

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

American Girl Brands—including Truly Me™, BeForever™, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Revenues by Segment
North America	$495,738	$513,463	$983,937	$954,894
International	511,460	569,936	933,541	1,059,175
American Girl	87,943	87,731	197,853	198,289

Gross sales	1,095,141	1,171,130	2,115,331	2,212,358
Sales adjustments	(106,989)	(108,878)	(204,430)	(203,929)

Net sales	$988,152	$1,062,252	$1,910,901	$2,008,429

Segment Income (Loss)
North America	$28,091	$39,497	$53,140	$88,220
International	22,110	30,854	17,674	62,334
American Girl	(7,053)	(1,263)	(1,525)	7,981

	43,148	69,088	69,289	158,535
Corporate and other expense (a)	(42,585)	(68,080)	(123,193)	(151,309)

Operating income (loss)	563	1,008	(53,904)	7,226
Interest expense	20,706	18,965	41,107	36,211
Interest (income)	(2,099)	(2,186)	(3,767)	(3,465)
Other non-operating expense (income), net	1,854	(1,400)	1,801	(1,728)

Loss before income taxes	$(19,898)	$(14,371)	$(93,045)	$(23,792)

(a)	Corporate and other expense includes severance and other termination-related costs of $15.6 million and $43.6 million for the three and six months ended June 30, 2015, respectively, and $12.6 million and $34.1 million for the three and six months ended June 30, 2014, respectively, and share-based compensation expense of $15.7 million and $27.3 million for the three and six months ended June 30, 2015, respectively, and $11.8 million and $24.5 million for the three and six months ended June 30, 2014, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2015	June 30, 2014	December 31, 2014
	(In thousands)
Assets by Segment
North America	$663,328	$703,610	$698,357
International	719,810	835,707	778,849
American Girl	121,086	135,395	108,667

	1,504,224	1,674,712	1,585,873
Corporate and other	152,682	92,147	70,334

Accounts receivable and inventories, net	$1,656,906	$1,766,859	$1,656,207

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$601,759	$688,977	$1,206,942	$1,345,838
Fisher-Price Brands	336,778	328,766	600,746	600,209
American Girl Brands	84,166	83,146	190,249	189,084
Construction and Arts & Crafts Brands	64,797	61,600	103,080	61,600
Other	7,641	8,641	14,314	15,627

Gross sales	1,095,141	1,171,130	2,115,331	2,212,358
Sales adjustments	(106,989)	(108,878)	(204,430)	(203,929)

Net sales	$988,152	$1,062,252	$1,910,901	$2,008,429

22.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In July 2015, the FASB announced its approval to defer the effective date to annual reporting periods beginning after December 15, 2017, and early application would be permitted after December 15, 2016. However, the FASB has not yet issued an ASU to finalize the new effective date. Mattel is currently evaluating the impact of the adoption of ASU 2014-09 on its operating results and financial position.

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 additionally removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2015-07 on its financial statement disclosures.

23.	Subsequent Event

On July 16, 2015, Mattel announced that its Board of Directors declared a third quarter dividend of $0.38 per common share. The dividend is payable on September 18, 2015 to stockholders of record on August 26, 2015.

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

The following discussion also includes certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed below include gross sales, adjusted gross margin, adjusted other selling and administrative expenses, adjusted operating income, adjusted earnings (loss) per share, and constant currency. Mattel uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this Quarterly Report on Form 10-Q for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

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

American Girl Brands—including Truly Me, BeForever, and Bitty Baby. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.

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

Second Quarter 2015 Overview

During the second quarter of 2015, Mattel made progress on its strategic priorities and the turnaround of its business. While it is still early in the turnaround, the second quarter financial results were generally in line with management’s expectations. Mattel’s emphasis continues to be on rebuilding its culture to embrace brand building, creativity, and innovation, and stabilizing and growing its business. Additionally, Mattel continues to focus on broadening its innovation and invention pipeline, increasing shelf space productivity, and improving inventory levels. Management is also encouraged by its cost improvement initiatives where progress has been made in Mattel’s global supply chain and other selling and administrative expenses. Mattel’s second quarter 2015 financial highlights include the following:

•	Gross sales in the second quarter of 2015 were up 1% in constant currency, and down 6% as reported, compared to the second quarter of 2014.

•	Net sales in the second quarter of 2015 were flat in constant currency, and down 7% as reported, compared to the second quarter of 2014.

•	Adjusted gross margin in the second quarter of 2015 was 47.9%, an increase of 70 basis points from adjusted gross margin in the second quarter of 2014. Gross margin, as reported, in the second quarter of 2015 was 47.9%, an increase of 150 basis points from the second quarter of 2014.

•	Adjusted operating income was $23.0 million in the second quarter of 2015, as compared to adjusted operating income of $38.1 million in the second quarter of 2014. Operating income, as reported, in the second quarter of 2015 was $0.6 million compared to operating income of $1.0 million in the second quarter of 2014.

•	Adjusted earnings per share was $0.01 in the second quarter of 2015, as compared to adjusted earnings per share of $0.05 in the second quarter of 2014. Net loss per share, as reported, in the second quarter of 2015 was $0.03 compared to net income per share of $0.08 in the second quarter of 2014.

Results of Operations—Second Quarter

Consolidated Results

Net sales for the second quarter of 2015 were $988.2 million, a 7% decrease as reported, and flat in constant currency, compared to the second quarter of 2014. Net loss for the second quarter of 2015 was $11.4 million, or $(0.03) per diluted share, as compared to net income of $28.3 million, or $0.08 per diluted share, in the second quarter of 2014. Adjusted earnings per share in the second quarter of 2015 was $0.01 compared to adjusted earnings per share of $0.05 in the second quarter of 2014. Adjusted earnings per share for the second quarter of 2015 was negatively impacted by lower gross profit, higher advertising and promotion expenses, and a lower income tax benefit, partially offset by lower other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2015 and 2014 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$988.2	100.0%	$1,062.3	100.0%	–7%	—

Gross profit	$472.9	47.9%	$492.6	46.4%	–4%	150
Advertising and promotion expenses	104.7	10.6	99.9	9.4	5%	120
Other selling and administrative expenses	367.6	37.2	391.7	36.9	–6%	30

Operating income	0.6	0.1	1.0	0.1	–44%	—
Interest expense	20.7	2.1	19.0	1.8	9%	30
Interest (income)	(2.1)	–0.2	(2.2)	–0.2	–4%	—
Other non-operating expense (income), net	1.9		(1.4)

Loss before income taxes	$(19.9)	–2.0%	$(14.4)	–1.4%	38%	(60)

Sales

Net sales in the second quarter of 2015 were $988.2 million, a 7% decrease as reported, and flat in constant currency, compared to the second quarter of 2014.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the second quarter of 2015 and 2014:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$130.3	$160.8	–19%	–8%	–11%
Other Girls	175.9	210.9	–17%	–11%	–6%
Wheels	160.6	139.9	15%	–11%	26%
Entertainment	135.0	177.4	–24%	–8%	–16%

	601.8	689.0	–13%	–10%	–3%
Fisher-Price Brands:
Core Fisher-Price	226.6	218.5	4%	–7%	11%
Fisher-Price Friends	85.7	89.6	–4%	–7%	3%
Other Fisher-Price	24.5	20.7	18%	—	18%

	336.8	328.8	2%	–7%	9%
American Girl Brands	84.2	83.1	1%	—	1%
Construction and Arts & Crafts Brands	64.8	61.6
Other	7.5	8.6

Total Gross Sales	$1,095.1	$1,171.1	–6%	–7%	1%

Gross sales were $1.10 billion in the second quarter of 2015, a decrease of $76.0 million or 6% as reported, and an increase of 1% in constant currency, compared to the second quarter of 2014. The increase in gross sales in constant currency was due to higher sales of Wheels and Core Fisher-Price products, partially offset by lower sales of Entertainment, Barbie, and Other Girls products. Of the 26% increase in Wheels gross sales in constant currency, 25% was due to higher sales of Hot Wheels products. Of the 11% increase in Core Fisher-Price gross sales in constant currency, 11% was due to higher sales of infant products. Of the 16% decrease in Entertainment gross sales in constant currency, 18% was due to lower sales of Disney Planes products. The 11% decrease in Barbie gross sales in constant currency was due primarily to continued inventory overhang in certain European markets and increased competition within the doll category in certain international markets. Of the 6% decrease in Other Girls gross sales in constant currency, 17% was due to lower sales of Monster High products, partially offset by higher sales of Disney Princess products of 9%. The Construction and Arts & Crafts Brands products are included in Mattel’s results beginning in May 2014 as a result of the MEGA Brands acquisition.

Cost of Sales

Cost of sales as a percentage of net sales was 52.1% in the second quarter of 2015, as compared to 53.6% in the second quarter of 2014. Cost of sales decreased by $54.4 million, or 10%, to $515.3 million in the second quarter of 2015 from $569.7 million in the second quarter of 2014, as compared to a 7% decrease in net sales. Within cost of sales, product and other costs decreased by $57.5 million, or 12%, to $403.6 million in the second quarter of 2015 from $461.1 million in the second quarter of 2014; freight and logistics expenses decreased by $2.2 million, or 3%, to $64.1 million in the second quarter of 2015 from $66.3 million in the second quarter of 2014; royalty expenses increased by $5.3 million, or 13%, to $47.6 million in the second quarter of 2015 from $42.3 million in the second quarter of 2014.

Gross Margin

Gross margin increased to 47.9% in the second quarter of 2015 from 46.4% in the second quarter of 2014. Adjusted gross margin increased to 47.9% in the second quarter of 2015 from 47.2% in the second quarter of 2014. The increase in adjusted gross margin was due to favorable currency impact from the timing of inventory movements and hedging gains, which was partially offset by higher royalty expenses. Price increases and Funding Our Future savings were offset by higher product-related costs.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 10.6% in the second quarter of 2015 from 9.4% in the second quarter of 2014, primarily as a result of Mattel’s investments to support core brands throughout the year.

Other Selling and Administrative Expenses

Other selling and administrative expenses, as reported, were $367.6 million, or 37.2% of net sales, in the second quarter of 2015, as compared to $391.7 million, or 36.9% of net sales, in the second quarter of 2014. Adjusted other selling and administrative expenses were $345.2 million, or 34.9% of net sales, in the second quarter of 2015, as compared to $362.9 million, or 34.2% of net sales, in the second quarter of 2014. The decrease in adjusted other selling and administrative expenses was primarily due to Funding Our Future gross savings of approximately $15 million.

Non-Operating Items

Interest expense increased by $1.7 million to $20.7 million in the second quarter of 2015 from $19.0 million in the second quarter of 2014, primarily due to higher average outstanding long-term borrowings.

Provision for Income Taxes

Mattel’s benefit for income taxes was $8.5 million and $42.7 million in the second quarter of 2015 and 2014, respectively. Mattel recognized net discrete tax benefits of $4.3 million and $40.1 million in the second quarter of 2015 and 2014, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the second quarter of 2015 and 2014:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$50.1	$55.5	–10%	—	–10%
Other Girls	74.7	93.8	–20%	—	–20%
Wheels	69.2	55.7	24%	–1%	25%
Entertainment	66.9	86.9	–23%	—	–23%

	260.9	291.9	–11%	–1%	–10%
Fisher-Price Brands:
Core Fisher-Price	121.0	107.6	12%	–1%	13%
Fisher-Price Friends	40.2	47.7	–16%	–1%	–15%
Other Fisher-Price	24.4	19.7	24%	—	24%

	185.6	175.0	6%	—	6%
Construction and Arts & Crafts Brands	45.4	43.1
Other	3.8	3.5

Total Gross Sales	$495.7	$513.5	–3%	—	–3%

Gross sales for the North America segment were $495.7 million in the second quarter of 2015, a decrease of $17.8 million or 3% as reported and in constant currency, compared to the second quarter of 2014. The decrease in the North America segment gross sales in constant currency was primarily due to lower sales of Entertainment, Other Girls, Fisher-Price Friends, and Barbie products, partially offset by higher sales of Wheels and Core Fisher-Price products. Of the 23% decrease in Entertainment gross sales in constant currency, 26% was due to lower sales of Disney Planes products. Of the 20% decrease in Other Girls gross sales in constant currency, 10% was due to lower sales of Disney Princess products and 8% was due to lower sales of Monster High products. Of the 15% decrease in Fisher-Price Friends gross sales in constant currency, 6% was due to lower sales of Disney Jake and the Never Land Pirates products, 6% was due to lower sales of other licensed properties, and 6% was due to lower sales of Dora products, partially offset by higher sales of Thomas & Friends products of 2%. The 10% decrease in Barbie gross sales in constant currency was due to shipping lagging positive consumer takeaway as retailers continued to tightly manage retail inventories. Of the 25% increase in Wheels gross sales in constant currency, 22% was due to higher sales of Hot Wheels products. Of the 13% increase in Core Fisher-Price gross sales in constant currency, 9% was due to higher sales of infant products and 6% was due to higher sales of Imaginext products. Cost of sales decreased 3% in the second quarter of 2015, compared to a 4% decrease in net sales, primarily due to lower product and other costs, partially offset by higher freight and logistics expenses. Gross margins in the first half of 2015 decreased slightly as a result of unfavorable product mix and higher royalty expenses. Price increases and Funding Our Future savings were offset by higher product-related costs.

North America segment income decreased by 29% to $28.1 million in the second quarter of 2015, as compared to $39.5 million in the second quarter of 2014, primarily due to lower sales volume and higher advertising and promotion expenses, partially offset by lower other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the second quarter of 2015 versus 2014:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact	% Change in Gross Sales in Constant Currency
Total International Segment	–10%	–15%	5%
Europe	–14%	–18%	4%
Latin America	–19%	–16%	–3%
Asia Pacific	15%	–7%	22%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the second quarter of 2015 and 2014:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$80.2	$105.3	–24%	–13%	–11%
Other Girls	101.2	117.1	–14%	–19%	5%
Wheels	91.4	84.2	8%	–18%	26%
Entertainment	68.1	90.5	–25%	–15%	–10%

	340.9	397.1	–14%	–16%	2%
Fisher-Price Brands:
Core Fisher-Price	105.6	110.9	–5%	–14%	9%
Fisher-Price Friends	45.5	41.9	9%	–14%	23%
Other Fisher-Price	0.1	1.0	–92%	–1%	–91%

	151.2	153.8	–2%	–14%	12%
Construction and Arts & Crafts Brands	19.4	18.5
Other	—	0.5

Total Gross Sales	$511.5	$569.9	–10%	–15%	5%

Gross sales for the International segment were $511.5 million in the second quarter of 2015, a decrease of $58.4 million or 10% as reported, and an increase of 5% in constant currency, compared to the second quarter of 2014. The increase in the International segment gross sales in constant currency was primarily due to higher sales of Wheels, Fisher-Price Friends, and Other Girls products, partially offset by lower sales of Barbie and Entertainment products. The 26% increase in Wheels gross sales in constant currency was due to higher sales of Hot Wheels products. Of the 23% increase in Fisher-Price Friends gross sales in constant currency, 27% was due to higher sales of Thomas and Friends products. Of the 5% increase in Other Girls gross sales in constant currency, 25% was due to higher sales of Disney Princess products, partially offset by lower sales of Monster High products of 23%. The 11% decrease in Barbie gross sales in constant currency was due primarily to continued inventory overhang in certain European markets and increased competition within the doll category in certain international markets. The 10% decrease in Entertainment gross sales in constant currency was due to lower sales of Disney Planes products. Cost of sales decreased by 17% in the second quarter of 2015, as compared to an 11% decrease in net sales, primarily due to lower product and other costs. Gross margins increased as a result of favorable currency impact from the timing of inventory movements and hedging gains, which was partially offset by higher royalty expenses. Additionally, price increases and Funding Our Future savings were offset by higher product-related costs.

International segment income decreased 28% to $22.1 million in the second quarter of 2015, as compared to $30.9 million in the second quarter of 2014, primarily due to lower gross profit and higher advertising and promotion expenses, partially offset by lower other selling and administrative expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the second quarter of 2015 and 2014:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$84.2	$83.1	1%	—	1%
Other Brands	3.7	4.6

Total Gross Sales	$87.9	$87.7	—	–1%	1%

Gross sales for the American Girl segment were $87.9 million in the second quarter of 2015, an increase of $0.2 million or flat as reported, and an increase of 1% in constant currency, compared to the second quarter of 2014. Cost of sales increased 2% in the second quarter of 2015, as compared to a 2% decrease in net sales, primarily due to higher product and other costs. Gross margins decreased slightly as a result of higher inventory obsolescence and higher closeout sales.

American Girl segment loss increased to $7.1 million in the second quarter of 2015, as compared to $1.3 million in the second quarter of 2014, primarily due to lower gross profit and higher other selling and administrative expenses.

Results of Operations—First Half

Consolidated Results

Net sales for the first half of 2015 were $1.91 billion, a 5% decrease as reported, and a 2% increase in constant currency, compared to the first half of 2014. Net loss for the first half of 2015 was $69.5 million, or $(0.21) per diluted share, as compared to net income of $17.1 million, or $0.05 per diluted share, in the first half of 2014. Adjusted loss per share in the first half of 2015 was $(0.07) compared to adjusted earnings per share of $0.08 in the first half of 2014. Adjusted earnings (loss) per share for the first half of 2015 was negatively impacted by lower gross profit, higher advertising and promotion expenses, and a lower income tax benefit, partially offset by lower other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the first half of 2015 and 2014 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,				Year/Year Change
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,910.9	100.0%	$2,008.4	100.0%	–5%	—

Gross profit	$923.3	48.3%	$974.1	48.5%	–5%	(20)
Advertising and promotion expenses	207.2	10.8	190.7	9.5	9%	130
Other selling and administrative expenses	770.0	40.3	776.2	38.6	–1%	170

Operating (loss) income	(53.9)	–2.8	7.2	0.4	–846%	(320)
Interest expense	41.1	2.2	36.2	1.8	14%	40
Interest (income)	(3.8)	–0.2	(3.5)	–0.2	9%	—
Other non-operating expense (income), net	1.8		(1.7)

Loss before income taxes	$(93.0)	–4.9%	$(23.8)	–1.2%	291%	(370)

Sales

Net sales for the first half of 2015 were $1.91 billion, a 5% decrease as reported, and up 2% in constant currency, compared to the first half of 2014.

The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first half of 2015 and 2014:

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$276.3	$330.7	–16%	–8%	–8%
Other Girls	365.4	423.9	–14%	–10%	–4%
Wheels	292.6	270.4	8%	–10%	18%
Entertainment	272.6	320.8	–15%	–8%	–7%

	1,206.9	1,345.8	–10%	–9%	–1%
Fisher-Price Brands:
Core Fisher-Price	396.3	399.9	–1%	–7%	6%
Fisher-Price Friends	164.1	166.3	–1%	–7%	6%
Other Fisher-Price	40.3	34.0	18%	–1%	19%

	600.7	600.2	—	–7%	7%
American Girl Brands	190.2	189.1	1%	—	1%
Construction and Arts & Crafts Brands	103.1	61.6
Other	14.4	15.7

Total Gross Sales	$2,115.3	$2,212.4	–4%	–7%	3%

Gross sales were $2.12 billion in the first half of 2015, a decrease of $97.1 million or 4% as reported, and an increase of 3% in constant currency, compared to the first half of 2014. The increase in gross sales in constant currency was due to higher sales of Wheels and Construction and Arts & Crafts Brands products. The 18% increase in Wheels gross sales in constant currency was due to higher sales of Hot Wheels products. The Construction and Arts & Crafts Brands products are included in Mattel’s results beginning in May 2014 as a result of the MEGA Brands acquisition.

Cost of Sales

Cost of sales as a percentage of net sales was 51.7% in the first half of 2015, as compared to 51.5% in the first half of 2014. Cost of sales decreased by $46.7 million, or 5%, to $987.6 million in the first half of 2015 from $1.03 billion in the first half of 2014, as compared to a 5% decrease in net sales. Within cost of sales, product and other costs decreased by $58.9 million, or 7%, to $773.1 million in the first half of 2015 from $832.0 million in the first half of 2014; freight and logistics expenses decreased by $0.8 million, or 1%, to $124.7 million in the first half of 2015 from $125.5 million in the first half of 2014; royalty expenses increased by $12.9 million, or 17%, to $89.8 million in the first half of 2015 from $76.9 million in the first half of 2014.

Gross Margin

Gross margin decreased to 48.3% in the first half of 2015 from 48.5% in the first half of 2014. Adjusted gross margin decreased to 48.3% in the first half of 2015 from 48.9% in the first half of 2014. The decrease in adjusted gross margin was due to higher royalty expenses and unfavorable product mix, primarily due to the impact of the MEGA Brands acquisition, partially offset by favorable currency impact from the timing of inventory movements and hedging gains. Price increases and Funding Our Future savings were offset by higher product-related costs.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 10.8% in the first half of 2015 from 9.5% in the first half of 2014, primarily as a result of Mattel’s investments to support core brands throughout the year.

Other Selling and Administrative Expenses

Other selling and administrative expenses, as reported, were $770.0 million, or 40.3% of net sales, in the first half of 2015, as compared to $776.2 million, or 38.6% of net sales, in the first half of 2014. Adjusted other selling and administrative expenses were $707.7 million, or 37.0% of net sales, in the first half of 2015, as compared to $725.9 million, or 36.1% of net sales, in the first half of 2014. The decrease in adjusted other selling and administrative expenses was primarily due to a favorable impact from changes in currency exchange rates of approximately $23 million and Funding Our Future gross savings of approximately $21 million, partially offset by investments in strategic initiatives of approximately $20 million.

Non-Operating Items

Interest expense increased by $4.9 million to $41.1 million in the first half of 2015 from $36.2 million in the first half of 2014, primarily due to higher average outstanding long-term borrowings.

Provision for Income Taxes

Mattel’s benefit for income taxes was $23.5 million and $40.9 million in the first half of 2015 and 2014, respectively. Mattel recognized net discrete tax benefits of $3.6 million and $36.4 million in the first half of 2015 and 2014, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first half of 2015 and 2014:

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$112.3	$119.4	–6%	—	–6%
Other Girls	168.9	186.0	–9%	—	–9%
Wheels	133.2	117.2	14%	—	14%
Entertainment	146.5	156.7	–6%	—	–6%

	560.9	579.3	–3%	—	–3%
Fisher-Price Brands:
Core Fisher-Price	218.8	207.1	6%	—	6%
Fisher-Price Friends	82.6	86.8	–5%	–1%	–4%
Other Fisher-Price	39.9	32.8	22%	—	22%

	341.3	326.7	4%	–1%	5%
Construction and Arts & Crafts Brands	75.5	43.1
Other	6.2	5.8

Total Gross Sales	$983.9	$954.9	3%	—	3%

Gross sales for the North America segment were $983.9 million in the first half of 2015, an increase of $29.0 million or 3% as reported and in constant currency, compared to the first half of 2014. The increase in the North America segment gross sales was primarily due to higher sales of Wheels and Construction and Arts & Crafts Brands products. Of the 14% increase in Wheels gross sales in constant currency, 12% was due to higher sales of Hot Wheels products. The Construction and Arts & Crafts Brands products are included in Mattel’s results beginning in May 2014 as a result of the MEGA Brands acquisition. Cost of sales increased 5% in the first half of 2015, as compared to a 2% increase in net sales, due to higher freight and logistics expenses, higher product and other costs, and higher royalty expenses. Gross margins decreased as a result of higher royalty expense and unfavorable product mix, primarily due to the impact of the MEGA Brands acquisition. Additionally, price increases and Funding Our Future savings were offset by higher product-related costs.

North America segment income decreased by 40% to $53.1 million in the first half of 2015, as compared to $88.2 million in the first half of 2014, primarily due to higher advertising and promotion expenses, lower gross profit, and higher other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first half of 2015 versus 2014:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact	% Change in Gross Sales in Constant Currency
Total International Segment	–12%	–16%	4%
Europe	–18%	–17%	–1%
Latin America	–15%	–16%	1%
Asia Pacific	14%	–6%	20%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first half of 2015 and 2014:

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$164.0	$211.3	–22%	–13%	–9%
Other Girls	196.6	237.8	–17%	–17%	—
Wheels	159.4	153.3	4%	–18%	22%
Entertainment	126.1	164.1	–23%	–14%	–9%

	646.1	766.5	–16%	–16%	—
Fisher-Price Brands:
Core Fisher-Price	177.5	192.8	–8%	–14%	6%
Fisher-Price Friends	81.5	79.4	3%	–14%	17%
Other Fisher-Price	0.5	1.3	–63%	–5%	–58%

	259.5	273.5	–5%	–14%	9%
Construction and Arts & Crafts Brands	27.6	18.5
Other	0.3	0.7

Total Gross Sales	$933.5	$1,059.2	–12%	–16%	4%

Gross sales for the International segment were $933.5 million in the first half of 2015, a decrease of $125.7 million or 12% as reported, and an increase of 4% in constant currency, compared to the first half of 2014. The increase in the International segment gross sales in constant currency was primarily due to higher sales of Construction and Arts & Crafts Brands, Wheels, and Fisher-Price Friends products. The Construction and Arts & Crafts Brands products are included in Mattel’s results beginning in May 2014 as a result of the MEGA Brands acquisition. The 22% increase in Wheels gross sales in constant currency was due to higher sales of Hot Wheels products. Of the 17% increase in Fisher-Price Friends gross sales in constant currency, 23% was due to higher sales of Thomas & Friends products, partially offset by lower sales of Disney Jake and the Never Land Pirates products of 3%. Cost of sales decreased 14% in the first half of 2015, as compared to a 12% decrease in net sales, primarily due to lower product and other costs and lower freight and logistics expenses, partially offset by higher royalty expenses. Gross margins increased as a result of favorable currency impact from the timing of inventory movements and hedging gains, which was partially offset by higher royalty expenses and unfavorable product mix, primarily due to the impact of the MEGA Brands acquisition. Additionally, price increases and Funding Our Future savings were offset by higher product-related costs.

International segment income decreased by 72% to $17.7 million in the first half of 2015, as compared to $62.3 million in the first half of 2014, driven primarily by lower sales volume and higher advertising and promotion expenses, partially offset by lower other selling and administrative expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first half of 2015 and 2014:

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$190.2	$189.1	1%	—	1%
Other Brands	7.7	9.2

Total Gross Sales	$197.9	$198.3	—	—	—

Gross sales for the American Girl segment were $197.9 million in the first half of 2015, a decrease of $0.4 million or flat as reported and in constant currency, compared to the first half of 2014. Cost of sales increased 2% in the first half of 2015, as compared to a 2% decrease in net sales, primarily due to higher product and other costs. Gross margins decreased as a result of higher closeout sales.

American Girl segment income decreased $9.5 million to a segment loss of $1.5 million in the first half of 2015, as compared to segment income of $8.0 million in the first half of 2014, primarily due to lower gross profit and higher other selling and administrative expenses.

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

For the second quarter of 2015, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $29 million (or approximately $17 million of net savings, including severance charges and investments). Of the gross cost savings realized in the second quarter of 2015, approximately $11 million was reflected within gross profit, approximately $15 million within other selling and administrative expenses, and approximately $3 million within advertising and promotion expenses.

For the first half of 2015, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $48 million (or approximately $9 million of net savings, including severance charges and investments). Of the gross cost savings realized in the first half of 2015, approximately $24 million was reflected within gross profit, approximately $21 million within other selling and administrative expenses, and approximately $3 million within advertising and promotion expenses.

Income Taxes

Mattel’s benefit for income taxes was $23.5 million and $40.9 million in the first half of 2015 and 2014, respectively. Mattel recognized net discrete tax benefits of $4.3 million and $3.6 million in the second quarter and first half of 2015, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. Mattel recognized net discrete tax benefits of $40.1 million and $36.4 million in the second quarter and first half of 2014, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

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

Of Mattel’s $300.5 million in cash and equivalents as of June 30, 2015, approximately $261 million was held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the unused Credit Facility of $1.60 billion as of June 30, 2015, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of June 30, 2015, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing stockholder value, Mattel’s Board of Directors established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital;

•	To maintain a year-end debt-to-capital ratio of about 35%;

•	To invest in capital expenditures required to maintain and grow the business;

•	To make strategic, opportunistic acquisitions; and

•	To return excess funds to stockholders through dividends and share repurchases.

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

Operating Activities

Cash flows used for operating activities were $240.8 million in the first half of 2015, as compared to $79.2 million in the first half of 2014. The increase in cash flows used for operating activities was primarily due to higher working capital usage and lower net income.

Investing Activities

Cash flows used for investing activities were $161.2 million in the first half of 2015, as compared to $524.7 million in the first half of 2014. The decrease in cash flows used for investing activities was primarily due to the prior year acquisition of MEGA Brands.

Financing Activities

Cash flows used for financing activities were $255.6 million in the first half of 2015, as compared to cash flows provided by financing activities of $83.1 million in the first half of 2014. The change in cash flows used for financing activities was primarily due to prior year proceeds from long-term borrowings, partially offset by prior year share repurchases.

Seasonal Financing

Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group. The credit facility is used as a back-up to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement governing the credit facility was amended and restated on June 8, 2015 to, among other things, (i) extend the maturity date of the credit facility to June 9, 2020, (ii) amend the definition of consolidated earnings before interest, taxes, depreciation, and amortization (“Consolidated EBITDA”) used in calculating Mattel’s financial ratio covenants and (iii) increase the maximum allowed consolidated debt-to-Consolidated EBITDA ratio to 3.50 to 1. The aggregate commitments under the credit facility remain at $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the credit facility to $1.85 billion under certain circumstances. In addition, applicable interest rate margins remain within a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, and commitment fees range from 0.08% to 0.25% of the unused commitments under the credit facility, in each case depending on Mattel’s senior unsecured long-term debt rating.

The proportion of unamortized debt issuance costs from the prior credit facility renewal related to creditors involved in both the prior credit facility and amended credit facility and borrowing costs incurred as a result of the amendment were deferred, and such costs will be amortized over the term of the amended credit facility.

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the six months ended June 30, 2015. As of June 30, 2015, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 2.27 to 1 (compared to a maximum allowed of 3.50 to 1), and Mattel’s interest coverage ratio was 11.01 to 1 (compared to a minimum required of 3.50 to 1).

The agreement governing the credit facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

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

Financial Position

Mattel’s cash and equivalents decreased $671.2 million to $300.5 million at June 30, 2015, as compared to $971.7 million at December 31, 2014. The decrease was primarily due to working capital usage, dividend payments, and purchases of tools, dies, and molds and other property, plant, and equipment.

Accounts receivable decreased $291.3 million to $803.1 million at June 30, 2015, as compared to $1.09 billion at December 31, 2014. Inventory increased $292.0 million to $853.8 million at June 30, 2015, as compared to $561.8 million at December 31, 2014. The decrease in accounts receivable and increase in inventory were due to the seasonality of Mattel’s business.

Accounts payable and accrued liabilities decreased $188.2 million to $881.9 million as of June 30, 2015, as compared to $1.07 billion as of December 31, 2014. The decrease was primarily due to the timing and amount of payments for various liabilities, including advertising and promotion and royalties.

Noncurrent long-term debt was $2.10 billion as of both June 30, 2015 and December 31, 2014.

A summary of Mattel’s capitalization is as follows:

	June 30, 2015		June 30, 2014		December 31, 2014
	(In millions, except percentage information)
2010 Senior Notes	$500.0	10%	$500.0	9%	$500.0	9%
2011 Senior Notes	600.0	11	600.0	11	600.0	11
2013 Senior Notes	500.0	10	500.0	9	500.0	9
2014 Senior Notes	500.0	10	500.0	9	500.0	9

Total noncurrent long-term debt	2,100.0	41	2,100.0	38	2,100.0	38
Other noncurrent liabilities	543.7	10	529.0	9	584.0	10
Stockholders’ equity	2,564.5	49	2,951.6	53	2,949.1	52

	$5,208.2	100%	$5,580.6	100%	$5,633.1	100%

Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased to 45.0% at June 30, 2015 from 41.6% at December 31, 2014 as a result of lower stockholders’ equity.

Litigation

See Item 1“Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2014 and did not change during the first half of 2015.

New Accounting Pronouncements

See Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

To supplement the financial results presented in accordance with GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this Quarterly Report on Form 10-Q include gross sales, adjusted gross profit, adjusted other selling and administrative expenses, adjusted operating income, adjusted earnings (loss) per share, and constant currency. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Gross Sales

Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a metric for comparing its aggregate, business unit, brand, and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the details of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful.

A reconciliation between net sales and gross sales is as follows:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Net Sales	$988.2	$1,062.3	–7%	–7%	0%
Sales adjustments	106.9	108.8

Gross Sales	$1,095.1	$1,171.1	–6%	–7%	1%

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Net Sales	$1,910.9	$2,008.4	–5%	–7%	2%
Sales adjustments	204.4	204.0

Gross Sales	$2,115.3	$2,212.4	–4%	–7%	3%

Adjusted Gross Margin and Adjusted Gross Profit

Adjusted gross margin represents Mattel’s reported gross profit, adjusted to exclude the impact of inventory fair value markup above cost associated with the acquisition of a business, as a percentage of net sales. Adjusted gross margin is presented to provide additional perspective on underlying trends in Mattel’s core gross margin. A reconciliation between gross margin and adjusted gross margin is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Gross Profit	$472.9	$492.6	$923.3	$974.1
Gross Margin	47.9%	46.4%	48.3%	48.5%
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	8.3	—	8.3

Adjusted Gross Profit	$472.9	$500.9	$923.3	$982.4
Adjusted Gross Margin	47.9%	47.2%	48.3%	48.9%

Adjusted Other Selling and Administrative Expenses

Adjusted other selling and administrative expenses represents Mattel’s reported other selling and administrative expenses, adjusted to exclude the impact of expenses associated with the acquisition and integration of an acquired business and restructuring and restructuring-related expenses. Adjusted other selling and administrative expenses is presented to provide additional perspective on underlying trends in Mattel’s core other selling and administrative expenses. A reconciliation between other selling and administrative expenses and adjusted other selling and administrative expenses is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Other Selling and Administrative Expenses	$367.6	$391.7	$770.0	$776.2
Adjustments
MEGA Brands Integration & Acquisition Costs	(2.6)	(11.2)	(10.3)	(11.2)
MEGA Brands Intangible Asset Amortization Expense	(4.2)	(5.0)	(8.4)	(5.0)
Severance Expense	(15.6)	(12.6)	(43.6)	(34.1)

Adjusted Other Selling and Administrative Expenses	$345.2	$362.9	$707.7	$725.9

Adjusted Operating Income

Adjusted operating income represents Mattel’s reported operating income, adjusted to exclude the impact of inventory fair value markup above cost associated with the acquisition of a business, expenses associated with the acquisition and integration of an acquired business and the impact of restructuring and restructuring-related expenses. Adjusted operating income is presented to provide additional perspective on underlying trends in Mattel’s core operating results. A reconciliation between operating income (loss) and adjusted operating income is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Operating Income (Loss)	$0.6	$1.0	$(53.9)	$7.2
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	8.3	—	8.3
MEGA Brands Integration & Acquisition Costs	2.6	11.2	10.3	11.2
MEGA Brands Intangible Asset Amortization Expense	4.2	5.0	8.4	5.0
Severance Expense	15.6	12.6	43.6	34.1

Adjusted Operating Income	$23.0	$38.1	$8.4	$65.8

Adjusted Earnings (Loss) Per Share

Adjusted earnings per share represents Mattel’s reported diluted earnings per common share, adjusted to exclude the impact of inventory fair value markup above cost associated with the acquisition of a business, expenses associated with the acquisition and integration of an acquired business, the impact of restructuring and restructuring-related expenses and certain tax benefits. Each adjustment is tax effected, if necessary, and divided by the reported weighted average number of common and potential common shares to determine the per-share impact of the adjustment. Adjusted earnings per share is presented to provide additional perspective on underlying trends in Mattel’s core earnings. A reconciliation between (loss) earnings per share and adjusted earnings (loss) per share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
(Loss) Earnings Per Share	$(0.03)	$0.08	$(0.21)	$0.05
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	0.02	—	0.02
MEGA Brands Integration & Acquisition Costs	0.01	0.03	0.02	0.03
MEGA Brands Intangible Asset Amortization Expense	0.01	0.01	0.02	0.01
Severance Expense	0.03	0.03	0.11	0.08
Discrete Tax Items	(0.01)	(0.12)	(0.01)	(0.11)

Adjusted Earnings (Loss) Per Share	$0.01	$0.05	$(0.07)	$0.08

Constant Currency

Percentage changes expressed in constant currency exclude the impact from changes in currency exchange rates by translating current period and prior period results using consistent exchange rates. Mattel analyzes constant currency results to provide additional perspective on changes in underlying performance results and underlying trends in Mattel’s operating performance. A reconciliation of constant currency changes in gross sales by brand to the actual changes, including the impact from changes in currency exchange rates, is provided above in “Results of Operations–Second Quarter” and “Results of Operations–First Half” of this Quarterly Report on Form 10-Q. A reconciliation of constant currency changes in net sales to the actual changes, including the impact from changes in currency exchange rates, is provided above under “Gross Sales.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure, using derivative instruments including foreign currency forward exchange contracts, primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the second quarter of 2015 were related to its net investments in entities having functional currencies denominated in the Euro, Brazilian real, Mexican peso, and British pound sterling.

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

Mattel continues to be unable to access US dollars in Venezuela through the merged SICAD system due to restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD. As such, Mattel does not believe it would have been appropriate to use the SICAD rate as its remeasurement rate as of June 30, 2015. However, had Mattel used the SICAD rate of 12.80 BsF per US dollar as of June 30, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $11 million in its consolidated statement of operations.

Mattel has not accessed US dollars in Venezuela through the SIMADI system due to the restrictions associated with SIMADI and the limited access to the exchange. As such, Mattel does not believe it would have been appropriate to use the SIMADI rate as its remeasurement rate as of June 30, 2015. However, had Mattel used the SIMADI rate of 197.30 BsF per US dollar as of June 30, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $21 million in its consolidated statement of operations.

Mattel’s Venezuelan subsidiary represented less than 0.1% of Mattel’s consolidated net sales in the first half of 2015 and had approximately $22 million of net monetary assets denominated in BsF as of June 30, 2015. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolivar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Greek Operations

During July 2015, Greece defaulted on its debt to the International Monetary Fund, which has led to renewed concerns about its economic and financial stability and the possibility that it will no longer use the Euro as its national currency. If Greece ceases to use the Euro as its national currency, the net monetary assets of Mattel’s Greek subsidiary would be subject to remeasurement, with the remeasurement gains and losses impacting the consolidated statements of operations. In the first half of 2015, Mattel’s Greek subsidiary represented less than 1% of Mattel’s consolidated net sales, and net monetary assets for Mattel’s Greek subsidiary and other subsidiaries subject to currency exchange risk in Greece were approximately $13 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Christopher A. Sinclair, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the second quarter of 2015, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2015:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1—30	2,619	$26.07	—	$203,016,273
May 1—31	3,668	27.41	—	203,016,273
June 1—30	1,237	26.64	—	203,016,273

Total	7,524	$26.82	—	$203,016,273

(1)	The total number of shares purchased relates to shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)	Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2015, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel, Inc.	10-Q	001-05647	3.1	July 20, 2011

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

10.1	Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and other financial institutions party thereto	8-K	001-05647	10.1	June 9, 2015

10.2	Amended and Restated 2010 Equity and Long Term Compensation Plan	DEF 14A	001-05647	Appendix A	April 9, 2015

10.3	Letter Agreement between Mattel and Joseph Johnson, dated March 11, 2015 regarding an offer of employment for the position of Senior Vice President and Corporate Controller	8-K	001-05647	10.1	May 4, 2015

10.4*+	Letter Agreement between Mattel and Christopher A. Sinclair, dated April 15, 2015, regarding an offer of employment for the position of Chief Executive Officer

10.5*+	Letter Agreement between Mattel and Geoff Massingberd, dated May 15, 2015, regarding Mr. Massingberd’s separation from certain Mattel subsidiaries

10.6*+	Amendment Five to the Mattel, Inc. Personal Investment Plan

12.0*	Computation of Ratio of (Loss) Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated July 28, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 28, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated July 28, 2015 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ JOSEPH B. JOHNSON
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: July 28, 2015