Form 10-Q
period 2015-09-30
MATTEL INC /DE/
filed 2015-10-27
CIK 63276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 16, 2015:

339,354,128 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014	December 31, 2014
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$289,697	$262,172	$971,650
Accounts receivable, net	1,451,250	1,695,358	1,094,452
Inventories	870,785	824,270	561,755
Prepaid expenses and other current assets	571,487	543,673	559,074

Total current assets	3,183,219	3,325,473	3,186,931

Noncurrent Assets
Property, plant, and equipment, net	721,299	710,612	737,869
Goodwill	1,387,959	1,398,984	1,392,925
Other noncurrent assets	1,357,053	1,458,478	1,404,258

Total Assets	$6,649,530	$6,893,547	$6,721,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$161,008	$52,500	$—
Accounts payable	560,668	456,594	430,259
Accrued liabilities	688,004	653,798	639,844
Income taxes payable	31,918	47,388	18,783

Total current liabilities	1,441,598	1,210,280	1,088,886

Noncurrent Liabilities
Long-term debt	2,100,000	2,100,000	2,100,000
Other noncurrent liabilities	535,269	515,433	584,026

Total noncurrent liabilities	2,635,269	2,615,433	2,684,026

Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,779,176	1,751,566	1,767,096
Treasury stock at cost: 102.1 million shares, 102.6 million shares, and 103.3 million shares, respectively	(2,503,757)	(2,508,837)	(2,533,566)
Retained earnings	3,660,796	3,876,423	3,896,261
Accumulated other comprehensive loss	(804,921)	(492,687)	(622,089)

Total stockholders’ equity	2,572,663	3,067,834	2,949,071

Total Liabilities and Stockholders’ Equity	$6,649,530	$6,893,547	$6,721,983

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,791,968	$2,021,424	$3,702,869	$4,029,853
Cost of sales	912,371	1,000,286	1,899,966	2,034,614

Gross Profit	879,597	1,021,138	1,802,903	1,995,239
Advertising and promotion expenses	213,245	218,746	420,417	409,433
Other selling and administrative expenses	365,579	392,913	1,135,617	1,169,101

Operating Income	300,773	409,479	246,869	416,705
Interest expense	21,409	21,009	62,516	57,220
Interest (income)	(1,990)	(1,773)	(5,757)	(5,238)
Other non-operating (income), net	(4,785)	(3,937)	(2,984)	(5,665)

Income Before Income Taxes	286,139	394,180	193,094	370,388
Provision for income taxes	62,355	62,344	38,838	21,445

Net Income	$223,784	$331,836	$154,256	$348,943

Net Income Per Common Share—Basic	$0.66	$0.97	$0.45	$1.02

Weighted average number of common shares	339,420	338,728	338,954	339,216

Net Income Per Common Share—Diluted	$0.66	$0.97	$0.45	$1.02

Weighted average number of common and potential common shares	339,790	340,329	339,544	341,167

Dividends Declared Per Common Share	$0.38	$0.38	$1.14	$1.14

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited; in thousands)
Net Income	$223,784	$331,836	$154,256	$348,943
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(90,486)	(117,713)	(179,802)	(80,335)
Defined benefit pension plan adjustments	6,724	2,217	6,311	6,962
Net unrealized (losses) gains on derivative instruments:
Unrealized holding gains	8,866	19,745	32,367	15,437
Reclassification adjustment for realized (gains) losses included in net income	(19,152)	3,328	(41,708)	8,925

	(10,286)	23,073	(9,341)	24,362

Other Comprehensive (Loss) Income, Net of Tax	(94,048)	(92,423)	(182,832)	(49,011)

Comprehensive Income (Loss)	$129,736	$239,413	$(28,576)	$299,932

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$154,256	$348,943
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	173,026	151,959
Amortization	24,396	25,213
Deferred income taxes	(14,551)	(23,677)
Tax deficiency (benefit) from share-based payment arrangements	3,114	(19,746)
Share-based compensation	41,130	36,510
(Decrease) increase from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(411,829)	(442,843)
Inventories	(349,476)	(215,316)
Prepaid expenses and other current assets	(24,369)	(5,737)
Accounts payable, accrued liabilities, and income taxes payable	180,969	(288)
Other, net	996	672

Net cash flows used for operating activities	(222,338)	(144,310)

Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(95,751)	(102,803)
Purchases of other property, plant, and equipment	(74,856)	(69,323)
Payments for acquisition, net of cash acquired	—	(423,309)
Payments for foreign currency forward exchange contracts	(68,443)	(9,362)
Other, net	33,091	439

Net cash flows used for investing activities	(205,959)	(604,358)

Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(4,278)
Proceeds from short-term borrowings, net	161,008	52,500
Payments of long-term borrowings	—	(44,587)
Proceeds from long-term borrowings, net	—	495,459
Share repurchases	—	(128,165)
Payments of dividends on common stock	(386,102)	(386,360)
Proceeds from exercise of stock options	10,458	20,866
Tax (deficiency) benefit from share-based payment arrangements	(3,114)	19,746
Other, net	(12,216)	(45,237)

Net cash flows used for financing activities	(229,966)	(20,056)

Effect of Currency Exchange Rate Changes on Cash	(23,690)	(8,320)

Decrease in Cash and Equivalents	(681,953)	(777,044)
Cash and Equivalents at Beginning of Period	971,650	1,039,216

Cash and Equivalents at End of Period	$289,697	$262,172

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

Accounts receivable are net of allowances for doubtful accounts of $26.0 million, $22.0 million, and $26.3 million as of September 30, 2015, September 30, 2014, and December 31, 2014, respectively.

3.	Inventories

Inventories include the following:

	September 30, 2015	September 30, 2014	December 31, 2014
	(In thousands)
Raw materials and work in process	$126,261	$125,536	$88,395
Finished goods	744,524	698,734	473,360

	$870,785	$824,270	$561,755

4.	Property, Plant, and Equipment

Property, plant, and equipment, net includes the following:

	September 30, 2015	September 30, 2014	December 31, 2014
	(In thousands)
Land	$27,055	$27,609	$27,465
Buildings	273,139	273,261	274,452
Machinery and equipment	748,247	701,476	728,299
Software	327,190	331,324	316,374
Tools, dies, and molds	820,772	773,059	782,507
Capital leases	23,970	23,970	23,970
Leasehold improvements	242,060	239,407	242,177

	2,462,433	2,370,106	2,395,244
Less: accumulated depreciation	(1,741,134)	(1,659,494)	(1,657,375)

	$721,299	$710,612	$737,869

5.	Goodwill

Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. In the third quarter of 2015, Mattel performed its annual impairment tests and determined that goodwill was not impaired since each reporting unit’s fair value exceeded its carrying value.

The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2015 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2014	Currency Exchange Rate Impact	September 30, 2015
	(In thousands)
North America	$720,939	$(1,035)	$719,904
International	458,766	(3,501)	455,265
American Girl	213,220	(430)	212,790

Total goodwill	$1,392,925	$(4,966)	$1,387,959

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

Mattel finalized the valuation of the assets acquired and liabilities assumed in the first quarter of 2015, which resulted in adjustments to the purchase price allocation during the measurement period. As such, Mattel has retrospectively adjusted the provisional amounts recorded in its consolidated balance sheets as of September 30, 2014 and December 31, 2014 as if the valuation of the assets acquired and liabilities assumed was finalized on the acquisition date. For the consolidated balance sheet as of September 30, 2014, the retrospective adjustments resulted in a decrease to net assets acquired of approximately $9 million and an increase to goodwill of approximately $9 million. For the consolidated balance sheet as of December 31, 2014, the retrospective adjustments resulted in an increase to net assets acquired of approximately $1 million and a decrease to goodwill of approximately $1 million.

During the three and nine months ended September 30, 2015, Mattel recognized approximately $3 million and $13 million of integration costs, respectively. During the three and nine months ended September 30, 2014, Mattel recognized approximately $5 million and $9 million of integration costs, respectively. There were no transaction costs during the three months ended September 30, 2014. During the nine months ended September 30, 2014, Mattel recognized approximately $7 million of transaction costs. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

6.	Other Noncurrent Assets

Other noncurrent assets include the following:

	September 30, 2015	September 30, 2014	December 31, 2014
	(In thousands)
Nonamortizable identifiable intangibles	$492,979	$506,363	$498,517
Deferred income taxes	390,109	419,197	385,434
Identifiable intangibles (net of amortization of $124.6 million, $89.0 million, and $103.6 million, respectively)	219,311	249,520	240,227
Other	254,654	283,398	280,080

	$1,357,053	$1,458,478	$1,404,258

In connection with the acquisition of MEGA Brands, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $95.0 million of amortizable identifiable intangible assets, primarily related to trade names and existing product lines.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During the third quarter of 2015, Mattel performed its annual impairment assessments and determined that its nonamortizable intangible assets were not impaired.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets were determined to not be impaired during the three and nine months ended September 30, 2015.

7.	Accrued Liabilities

Accrued liabilities include the following:

	September 30, 2015	September 30, 2014	December 31, 2014
	(In thousands)
Advertising and promotion	$116,529	$87,306	$88,132
Royalties	111,082	102,504	112,823
Taxes other than income taxes	70,815	71,190	53,182
Other	389,578	392,798	385,707

	$688,004	$653,798	$639,844

8.	Seasonal Financing

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at September 30, 2015.

The agreement governing the credit facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt

Long-term debt includes the following:

	September 30, 2015	September 30, 2014	December 31, 2014
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000

	2,100,000	2,100,000	2,100,000
Less: current portion	—	—	—

Total long-term debt	$2,100,000	$2,100,000	$2,100,000

10.	Other Noncurrent Liabilities

Other noncurrent liabilities include the following:

	September 30, 2015	September 30, 2014	December 31, 2014
	(In thousands)
Benefit plan liabilities	$203,251	$183,933	$229,963
Noncurrent tax liabilities	168,704	166,244	171,181
Other	163,314	165,256	182,882

	$535,269	$515,433	$584,026

11.	Accumulated Other Comprehensive Income (Loss)

The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2015	$30,970	$(161,920)	$(579,923)	$(710,873)
Other comprehensive income (loss) before reclassifications	8,866	(103)	(90,486)	(81,723)
Amounts reclassified from accumulated other comprehensive income (loss)	(19,152)	6,827	—	(12,325)

Net (decrease) increase in other comprehensive income (loss)	(10,286)	6,724	(90,486)	(94,048)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2015	$20,684	$(155,196)	$(670,409)	$(804,921)

	For the Nine Months Ended September 30, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	32,367	(1,053)	(179,802)	(148,488)
Amounts reclassified from accumulated other comprehensive income (loss)	(41,708)	7,364	—	(34,344)

Net (decrease) increase in other comprehensive income (loss)	(9,341)	6,311	(179,802)	(182,832)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2015	$20,684	$(155,196)	$(670,409)	$(804,921)

	For the Three Months Ended September 30, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2014	$(9,500)	$(127,201)	$(263,563)	$(400,264)
Other comprehensive income (loss) before reclassifications	19,745	139	(117,713)	(97,829)
Amounts reclassified from accumulated other comprehensive income (loss)	3,328	2,078	—	5,406

Net increase (decrease) in other comprehensive income (loss)	23,073	2,217	(117,713)	(92,423)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2014	$13,573	$(124,984)	$(381,276)	$(492,687)

	For the Nine Months Ended September 30, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)
Other comprehensive income (loss) before reclassifications	15,437	511	(80,335)	(64,387)
Amounts reclassified from accumulated other comprehensive income (loss)	8,925	6,451	—	15,376

Net increase (decrease) in other comprehensive income (loss)	24,362	6,962	(80,335)	(49,011)

Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2014	$13,573	$(124,984)	$(381,276)	$(492,687)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$18,909	$(3,671)	Cost of sales
	243	343	Provision for income taxes

	$19,152	$(3,328)	Net income

Defined Benefit Pension Plans
Amortization of prior service (cost) credit	$(6)	$264	(a)
Recognized actuarial loss	(3,172)	(3,462)	(a)
Settlement loss	(5,233)	—	Other selling and administrative expenses

	(8,411)	(3,198)
	1,584	1,120	Provision for income taxes

	$(6,827)	$(2,078)	Net income

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$41,290	$(9,248)	Cost of sales
	418	323	Provision for income taxes

	$41,708	$(8,925)	Net income

Defined Benefit Pension Plans
Amortization of prior service credit	$522	$792	(a)
Recognized actuarial loss	(13,030)	(10,788)	(a)
Curtailment gain	8,639	—	Other selling and administrative expenses
Settlement loss	(5,233)	—	Other selling and administrative expenses

	(9,102)	(9,996)
	1,738	3,545	Provision for income taxes

	$(7,364)	$(6,451)	Net income

(a)	The amortization of prior service (cost) credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments

Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net loss of $179.8 million for the nine months ended September 30, 2015, primarily due to the weakening of the Euro, Mexican peso, and Brazilian real against the US dollar. Currency translation adjustments resulted in a net loss of $80.3 million for the nine months ended September 30, 2014, primarily due to the weakening of the Euro, Mexican peso, and Brazilian real against the US dollar.

12.	Derivative Instruments

Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts and a cross currency swap contract to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2015, September 30, 2014, and December 31, 2014, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $972 million, $1.11 billion, and $1.19 billion, respectively. As of September 30, 2015, Mattel also held a cross currency swap contract with a notional amount of approximately $30 million.

The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2015	September 30, 2014	December 31, 2014
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$21,138	$31,908	$31,982
Foreign currency forward exchange contracts	Other noncurrent assets	1,027	1,829	1,443

Total derivatives designated as hedging instruments		$22,165	$33,737	$33,425

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$827	$165	$318
Cross currency swap contract	Prepaid expenses and other current assets	5,288	—	—

Total derivatives not designated as hedging instruments		$6,115	$165	$318

Total		$28,280	$33,902	$33,743

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2015	September 30, 2014	December 31, 2014
			(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$6,773	$5,697	$2,408
Foreign currency forward exchange contracts	Other noncurrent liabilities	672	395	36

Total derivatives designated as hedging instruments		$7,445	$6,092	$2,444

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$816	$6,504	$10,954

Total		$8,261	$12,596	$13,398

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$8,866	$19,152	$19,745	$(3,328)	Cost of sales

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$32,367	$41,708	$15,437	$(8,925)	Cost of sales

The net gains of $19.2 million and $41.7 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2015, respectively, and the net losses of $3.3 million and $8.9 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(14,711)	$(26,632)	Non-operating income/expense
Cross currency swap contract	6,085	—	Non-operating income/expense
Foreign currency forward exchange contracts	896	292	Cost of sales

Total	$(7,730)	$(26,340)

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(55,033)	$(16,863)	Non-operating income/expense
Cross currency swap contract	5,288	—	Non-operating income/expense
Foreign currency forward exchange contracts	(3)	978	Cost of sales

Total	$(49,748)	$(15,885)

The net losses of $7.7 million and $49.7 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2015, respectively, and the net losses of $26.3 million and $15.9 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2014, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13.	Fair Value Measurements

The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$22,992	$—	$22,992
Cross currency swap contract (a)	—	5,288	—	5,288

Total assets	$—	$28,280	$—	$28,280

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$8,261	$—	$8,261

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$33,902	$—	$33,902
Auction rate security (b)	—	—	31,142	31,142

Total assets	$—	$33,902	$31,142	$65,044

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$12,596	$—	$12,596

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$33,743	$—	$33,743
Auction rate security (b)	—	—	30,960	30,960

Total assets	$—	$33,743	$30,960	$64,703

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$13,398	$—	$13,398

(a)	The fair values of the foreign currency forward exchange contracts and the cross currency swap contract are based on dealer quotes of market forward rates and reflect the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the auction rate security was estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

During the quarter, Mattel sold its auction rate security and received proceeds of $32.3 million, resulting in a gain of $1.3 million for the nine months ended September 30, 2015. The following table presents information about Mattel’s investments measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2014	$30,960
Proceeds from sale	(32,250)
Gain on sale	1,290

Balance at September 30, 2015	$—

Other Financial Instruments

Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The fair values of these instruments approximate their carrying values because of their short-term nature and are classified as Level 2 within the fair value hierarchy.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.15 billion (compared to a carrying value of $2.10 billion) as of September 30, 2015, $2.19 billion (compared to a carrying value of $2.10 billion) as of September 30, 2014, and $2.18 billion (compared to a carrying value of $2.10 billion) as of December 31, 2014. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands, except per share amounts)
Basic:
Net income	$223,784	$331,836	$154,256	$348,943
Less: net income allocable to participating RSUs (a)	(1,036)	(2,338)	(2,393)	(2,521)

Net income available for basic common shares	$222,748	$329,498	$151,863	$346,422

Weighted average common shares outstanding	339,420	338,728	338,954	339,216

Basic net income per common share	$0.66	$0.97	$0.45	$1.02

Diluted:
Net income	$223,784	$331,836	$154,256	$348,943
Less: net income allocable to participating RSUs (a)	(1,035)	(2,330)	(2,393)	(2,523)

Net income available for diluted common shares	$222,749	$329,506	$151,863	$346,420
Weighted average common shares outstanding	339,420	338,728	338,954	339,216
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	370	1,601	590	1,951

Weighted average number of common and potential common shares	339,790	340,329	339,544	341,167

Diluted net income per common share	$0.66	$0.97	$0.45	$1.02

(a)	During the three and nine months ended September 30, 2015 and 2014, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 14.9 million and 8.6 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2015, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 3.6 million and 2.2 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2014, respectively, because they were antidilutive.

15.	Employee Benefit Plans

Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2014 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Service cost	$624	$2,120	$4,988	$7,432
Interest cost	7,036	6,747	19,568	20,666
Expected return on plan assets	(7,356)	(7,826)	(22,629)	(23,849)
Amortization of prior service cost (credit)	6	(264)	(522)	(792)
Recognized actuarial loss	3,138	3,600	12,919	10,776
Curtailment gain	—	—	(8,639)	—
Settlement loss	5,233	—	5,233	—

	$8,681	$4,377	$10,918	$14,233

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Service (credit) cost	$(1)	$11	$41	$51
Interest cost	270	129	896	1,033
Recognized actuarial loss (gain)	34	(138)	111	12

	$303	$2	$1,048	$1,096

During the nine months ended September 30, 2015, Mattel made cash contributions totaling approximately $31 million and $2 million related to its defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2015, Mattel expects to make additional cash contributions of approximately $5 million.

16.	Share-Based Payments

Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements–Share-Based Payments” in its 2014 Annual Report on Form 10-K. Under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.

Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Stock option compensation expense	$4,644	$3,448	$11,833	$7,682
RSU compensation expense	9,196	8,590	29,297	28,828

	$13,840	$12,038	$41,130	$36,510

As of September 30, 2015, total unrecognized compensation cost related to unvested share-based payments totaled $97.1 million and is expected to be recognized over a weighted-average period of 2.1 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2015 and 2014 was $10.5 million and $20.9 million, respectively.

17.	Other Selling and Administrative Expenses

Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Design and development	$54,278	$53,215	$164,824	$154,274
Identifiable intangible asset amortization	7,035	11,818	20,963	22,071

18.	Foreign Currency Transaction Gains and Losses

Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating income (expense), net in the consolidated statements of operations. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Operating income	$(16,463)	$13,881	$7,976	$29,672
Other non-operating income (expense), net	(2,926)	3,729	(6,324)	2,805

Net transaction (losses) gains	$(19,389)	$17,610	$1,652	$32,477

19.	Income Taxes

Mattel’s provision for income taxes was $38.8 million and $21.4 million for the nine months ended September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015, Mattel recognized net discrete tax expense of $0.8 million and net discrete benefits of $2.8 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and nine months ended September 30, 2014, Mattel recognized net discrete tax benefits of $15.1 million and $51.4 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Mattel may incur a capital loss, for tax purposes only, in the next twelve months due to the sale of assets that are not significant to its business. This capital loss is due to the disposition of assets with significant tax basis in excess of book basis. Mattel does not expect to utilize this capital loss of approximately $300 million in the applicable five-year carryforward period for tax purposes, and thus is fully offset with a corresponding valuation allowance.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $3 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Litigation Related to Yellowstone do Brasil Ltda.

Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel’s subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil before the 15th Civil Court of Curitiba – State of Parana (the “Trial Court”), requesting the annulment of its security bonds and promissory notes given to Mattel do Brasil as well as requesting the Trial Court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil’s alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone’s complaint sought alleged loss of profits of approximately $1 million, plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil’s business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.

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

In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, plus attorney’s fees, as adjusted for inflation and interest. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel do Brasil filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel do Brasil’s motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel do Brasil. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest, plus attorney’s fees. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel do Brasil’s right to offset its counterclaim award of approximately $7.5 million. Mattel do Brasil filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the “accounting documents” of Yellowstone. On April 26, 2015, a decision on the motion for clarification was rendered. The Appeals Court ruled that the motion for clarification was denied and imposed a fine on Mattel do Brasil equal to 1% of the value of the claims made for the delay caused by the motion. On July 3, 2015, Mattel do Brasil filed a special appeal to the Superior Court of Justice based upon both procedural and substantive grounds. This special appeal seeks to reverse the Appeals Court’s decision of July 26, 2013, and to reverse the fine as inappropriate under the law. This special appeal was submitted to the Appeals Court which must rule on its admissibility before it is transferred to the Superior Court.

Yellowstone also filed a special appeal in February 2015, which was made available to Mattel do Brasil on October 7, 2015. Yellowstone’s special appeal seeks to reverse the Appeals Court decision with respect to: (a) the limitation on Yellowstone’s loss of profits claim to the amount requested in the complaint, instead of the amount contained in the first court-appointed experts report, and (b) the award of damages to Mattel do Brasil on the counterclaim, since the specific amount was not requested in Mattel do Brasil’s counterclaim brief.

Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $11.2 million. The high end of this range, approximately $11.2 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney’s fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $5 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel do Brasil believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision and currently does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel do Brasil may be required by the Trial Court to place a bond or the full amount of the damage award in escrow pending an appeal decision by the Superior Courts.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Revenues by Segment
North America	$1,069,116	$1,124,463	$2,053,053	$2,079,357
International	798,584	989,228	1,732,125	2,048,403
American Girl	115,651	119,025	313,504	317,314

Gross sales	1,983,351	2,232,716	4,098,682	4,445,074
Sales adjustments	(191,383)	(211,292)	(395,813)	(415,221)

Net sales	$1,791,968	$2,021,424	$3,702,869	$4,029,853

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Segment Income
North America	$230,216	$257,496	$283,356	$345,716
International	142,576	183,142	160,250	245,476
American Girl	7,142	7,618	5,617	15,599

	379,934	448,256	449,223	606,791
Corporate and other expense (a)	(79,161)	(38,777)	(202,354)	(190,086)

Operating income	300,773	409,479	246,869	416,705
Interest expense	21,409	21,009	62,516	57,220
Interest (income)	(1,990)	(1,773)	(5,757)	(5,238)
Other non-operating (income), net	(4,785)	(3,937)	(2,984)	(5,665)

Income before income taxes	$286,139	$394,180	$193,094	$370,388

(a)	Corporate and other expense includes severance and other termination-related costs of $13.3 million and $61.1 million for the three and nine months ended September 30, 2015, respectively, and $5.0 million and $39.1 million for the three and nine months ended September 30, 2014, respectively, and share-based compensation expense of $13.8 million and $41.1 million for the three and nine months ended September 30, 2015, respectively, and $12.0 million and $36.5 million for the three and nine months ended September 30, 2014, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2015	September 30, 2014	December 31, 2014
	(In thousands)
Assets by Segment
North America	$1,011,546	$1,078,388	$698,357
International	1,063,727	1,244,067	778,849
American Girl	147,517	160,754	108,667

	2,222,790	2,483,209	1,585,873
Corporate and other	99,245	36,419	70,334

Accounts receivable and inventories, net	$2,322,035	$2,519,628	$1,656,207

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$1,120,612	$1,323,273	$2,327,555	$2,669,111
Fisher-Price Brands	625,277	663,446	1,226,023	1,263,655
American Girl Brands	109,879	113,291	300,128	302,375
Construction and Arts & Crafts Brands	118,480	123,415	221,560	185,015
Other	9,103	9,291	23,416	24,918

Gross sales	1,983,351	2,232,716	4,098,682	4,445,074
Sales adjustments	(191,383)	(211,292)	(395,813)	(415,221)

Net sales	$1,791,968	$2,021,424	$3,702,869	$4,029,853

22.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. Mattel is currently evaluating the impact of the adoption of ASU 2014-09 and ASU 2015-14 on its operating results and financial position.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits debt issuance costs associated with line-of-credit arrangements to be deferred and presented as an asset in the balance sheet and subsequently amortized ratably over the term of the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2015-03 and ASU 2015-15 on its operating results and financial position.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires an entity that uses first-in, first-out or average cost to measure its inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2015-11 on its operating results and financial position.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts recognized in a business combination in the reporting period in which the adjustment amounts are determined. It also requires disclosure of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 eliminates the requirement to retrospectively revise comparative information for prior periods. ASU 2015-16 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2015-16 on its financial statement disclosures.

23.	Subsequent Event

On October 15, 2015, Mattel announced that its Board of Directors declared a fourth quarter dividend of $0.38 per common share. The dividend is payable on December 11, 2015 to stockholders of record on November 25, 2015.

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

The following discussion also includes certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed below include gross sales, adjusted gross margin and adjusted gross profit, adjusted other selling and administrative expenses, adjusted operating income, adjusted earnings (loss) per share, and constant currency. Mattel uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” below in this Quarterly Report on Form 10-Q for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.

Factors That May Affect Future Results

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)

Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “aims,” “estimates,” “projects,” “on track” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. Mattel’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Part 1, Item 1A “Risk Factors” in Mattel’s 2014 Annual Report on Form 10-K. Mattel expressly disclaims any obligation to update or revise any forward looking statement, whether as a result of new developments or otherwise.

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

Third Quarter 2015 Overview

During the third quarter of 2015, Mattel continued to make progress on its turnaround, cultural transformation, and strategic priorities. Mattel has substantially transformed its management team to lead this change. Financial results for the third quarter of 2015 were somewhat mixed; however, absent the impact of foreign currency, the results were generally in line with management’s expectations and reflected progress on cost savings initiatives to help fund investments in the turnaround. Mattel is also encouraged by improved consumer takeaway for most core brands through better marketing and retail execution, which has contributed to increased shelf space productivity. However, Mattel continues to address foreign exchange headwinds across many key markets, continued declines in Monster High, and softness in a number of entertainment properties across the portfolio. It is also focused on addressing challenges caused by losses in shelf space over the past 12 months. Mattel’s third quarter 2015 financial highlights include the following:

•	Gross sales in the third quarter of 2015 were down 3% in constant currency, and down 11% as reported, compared to the third quarter of 2014.

•	Net sales in the third quarter of 2015 were down 4% in constant currency, and down 11% as reported, compared to the third quarter of 2014.

•	Adjusted gross margin in the third quarter of 2015 was 49.1%, a decrease of 170 basis points from adjusted gross margin in the third quarter of 2014. Gross margin, as reported, in the third quarter of 2015 was 49.1%, a decrease of 140 basis points from the third quarter of 2014.

•	Adjusted operating income was $321.6 million in the third quarter of 2015, as compared to adjusted operating income of $434.5 million in the third quarter of 2014. Operating income, as reported, in the third quarter of 2015 was $300.8 million compared to operating income of $409.5 million in the third quarter of 2014.

•	Adjusted earnings per share was $0.71 in the third quarter of 2015, as compared to adjusted earnings per share of $0.98 in the third quarter of 2014. Earnings per share, as reported, in the third quarter of 2015 was $0.66 compared to earnings per share of $0.97 in the third quarter of 2014.

Results of Operations—Third Quarter

Consolidated Results

Net sales for the third quarter of 2015 were $1.79 billion, an 11% decrease as reported, and a 4% decrease in constant currency, as compared to $2.02 billion in the third quarter of 2014. Net income for the third quarter of 2015 was $223.8 million, or $0.66 per diluted share, as compared to net income of $331.8 million, or $0.97 per diluted share, in the third quarter of 2014. Adjusted earnings per share in the third quarter of 2015 was $0.71 compared to adjusted earnings per share of $0.98 in the third quarter of 2014. Adjusted earnings per share for the third quarter of 2015 was negatively impacted by lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2015 and 2014 (in millions, except percentage and basis point information):

	For the Three Months Ended September 30,				Year/Year Change
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,792.0	100.0%	$2,021.4	100.0%	–11%	—

Gross profit	$879.6	49.1%	$1,021.1	50.5%	–14%	–140
Advertising and promotion expenses	213.2	11.9	218.7	10.8	–3%	110
Other selling and administrative expenses	365.6	20.4	392.9	19.4	–7%	100

Operating income	300.8	16.8	409.5	20.3	–27%	–350
Interest expense	21.4	1.2	21.0	1.0	2%	20
Interest (income)	(2.0)	–0.1	(1.8)	–0.1	12%	—
Other non-operating (income), net	(4.7)		(3.9)

Income before income taxes	$286.1	16.0%	$394.2	19.5%	–27%	–350

Sales

Net sales for the third quarter of 2015 were $1.79 billion, an 11% decrease as reported, and a 4% decrease in constant currency, as compared to $2.02 billion in the third quarter of 2014.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the third quarter of 2015 and 2014:

	For the Three Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$302.0	$352.9	–14%	–10%	–4%
Other Girls	320.4	451.4	–29%	–9%	–20%
Wheels	266.9	252.2	6%	–13%	19%
Entertainment	231.3	266.8	–13%	–9%	–4%

	1,120.6	1,323.3	–15%	–10%	–5%
Fisher-Price Brands:
Core Fisher-Price	426.8	437.2	–2%	–7%	5%
Fisher-Price Friends	162.3	188.3	–14%	–5%	–9%
Other Fisher-Price	36.2	37.9	–5%	–1%	–4%

	625.3	663.4	–6%	–7%	1%
American Girl Brands	109.9	113.3	–3%	–1%	–2%
Construction and Arts & Crafts Brands	118.5	123.4
Other	9.1	9.3

Total Gross Sales	$1,983.4	$2,232.7	–11%	–8%	–3%

Gross sales were $1.98 billion in the third quarter of 2015, a decrease of $249.3 million or 11% as reported, and a decrease of 3% in constant currency, compared to the third quarter of 2014. The decrease in gross sales in constant currency was due to lower sales of Other Girls products, partially offset by higher sales of Wheels products. Of the 20% decrease in Other Girls gross sales in constant currency, 17% was due to lower sales of Monster High products and 2% was due to lower sales of Disney Princess products. The 19% increase in Wheels gross sales in constant currency was due to higher sales of Hot Wheels products.

Cost of Sales

Cost of sales as a percentage of net sales was 50.9% in the third quarter of 2015, as compared to 49.5% in the third quarter of 2014. Cost of sales decreased by $87.9 million, or 9%, to $912.4 million in the third quarter of 2015 from $1.00 billion in the third quarter of 2014, as compared to an 11% decrease in net sales. Within cost of sales, product and other costs decreased by $83.6 million, or 10%, to $736.2 million in the third quarter of 2015 from $819.8 million in the third quarter of 2014; freight and logistics expenses decreased by $9.8 million, or 10%, to $89.4 million in the third quarter of 2015 from $99.2 million in the third quarter of 2014; royalty expenses increased by $5.5 million, or 7%, to $86.8 million in the third quarter of 2015 from $81.3 million in the third quarter of 2014.

Gross Margin

Gross margin decreased to 49.1% in the third quarter of 2015 from 50.5% in the third quarter of 2014. Adjusted gross margin decreased to 49.1% in the third quarter of 2015 from 50.8% in the third quarter of 2014. The decrease in adjusted gross margin was due to unfavorable foreign exchange, higher royalty expenses, and higher product-related costs, partially offset by price increases and Funding Our Future savings.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 11.9% in the third quarter of 2015 from 10.8% in the third quarter of 2014, primarily as a result of Mattel’s investments to support core brands throughout the year.

Other Selling and Administrative Expenses

Other selling and administrative expenses, as reported, were $365.6 million, or 20.4% of net sales, in the third quarter of 2015, as compared to $392.9 million, or 19.4% of net sales, in the third quarter of 2014. Adjusted other selling and administrative expenses were $344.8 million, or 19.2% of net sales, in the third quarter of 2015, as compared to $374.6 million, or 18.5% of net sales, in the third quarter of 2014. The decrease in adjusted other selling and administrative expenses was primarily due to Funding Our Future gross savings of approximately $24 million.

Provision for Income Taxes

Mattel’s provision for income taxes was $62.4 million and $62.3 million in the third quarter of 2015 and 2014, respectively. Mattel recognized net discrete tax expense of $0.8 million and net discrete tax benefits of $15.1 million in the third quarter 2015 and 2014, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the third quarter of 2015 and 2014:

	For the Three Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$156.0	$170.1	–8%	—	–8%
Other Girls	161.7	207.7	–22%	–1%	–21%
Wheels	140.1	123.8	13%	–1%	14%
Entertainment	129.1	117.7	10%	—	10%

	586.9	619.3	–5%	—	–5%
Fisher-Price Brands:
Core Fisher-Price	266.3	263.1	1%	–1%	2%
Fisher-Price Friends	94.7	118.3	–20%	–1%	–19%
Other Fisher-Price	34.9	34.0	3%	—	3%

	395.9	415.4	–5%	–1%	–4%
Construction and Arts & Crafts Brands	83.3	86.4
Other	3.0	3.4

Total Gross Sales	$1,069.1	$1,124.5	–5%	–1%	–4%

Gross sales for the North America segment were $1.07 billion in the third quarter of 2015, a decrease of $55.4 million or 5% as reported, and 4% in constant currency, compared to the third quarter of 2014. The decrease in the North America segment gross sales in constant currency was primarily due to lower sales of Other Girls and Fisher-Price Friends products, partially offset by higher sales of Wheels and Entertainment products. Of the 21% decrease in Other Girls gross sales in constant currency, 10% was due to lower sales of Monster High products and 8% was due to lower sales of Disney Princess products. Of the 19% decrease in Fisher-Price Friends gross sales in constant currency, 7% was due to lower sales of Disney Jake and the Never Land Pirates products, 5% was due to lower sales of Thomas & Friends products, and 4% was due to lower sales of Minnie Mouse products. Of the 14% increase in Wheels gross sales in constant currency, 15% was due to higher sales of Hot Wheels products. Of the 10% increase in Entertainment gross sales in constant currency, 17% was due to higher sales of Minecraft® products and 7% was due to higher sales of games and puzzles products, partially offset by lower sales of Disney Planes products of 15%. Cost of sales decreased 4% in the third quarter of 2015, compared to a 6% decrease in net sales, primarily due to Funding Our Future savings, partially offset by higher royalty expenses. Gross margins in the third quarter of 2015 decreased as a result of higher product-related costs, unfavorable product mix, and higher royalty expenses, partially offset by price increases and Funding Our Future savings.

North America segment income decreased by 11% to $230.2 million in the third quarter of 2015, as compared to $257.5 million in the third quarter of 2014, primarily due to lower gross profit and higher advertising and promotion expenses, partially offset by lower other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the third quarter of 2015 versus 2014:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact	% Change in Gross Sales in Constant Currency
Total International Segment	–19	–17	–2
Europe	–18	–13	–5
Latin America	–29	–27	–2
Asia Pacific	1	–9	10

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the third quarter of 2015 and 2014:

	For the Three Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$146.0	$182.8	–20%	–18%	–2%
Other Girls	158.6	243.7	–35%	–16%	–19%
Wheels	126.8	128.4	–1%	–24%	23%
Entertainment	102.3	149.1	–31%	–15%	–16%

	533.7	704.0	–24%	–18%	–6%
Fisher-Price Brands:
Core Fisher-Price	160.5	174.1	–8%	–18%	10%
Fisher-Price Friends	67.6	70.0	–3%	–12%	9%
Other Fisher-Price	1.3	3.9	–68%	–9%	–59%

	229.4	248.0	–8%	–16%	8%
Construction and Arts & Crafts Brands	35.2	37.0
Other	0.3	0.2

Total Gross Sales	$798.6	$989.2	–19%	–17%	–2%

Gross sales for the International segment were $798.6 million in the third quarter of 2015, a decrease of $190.6 million or 19% as reported, and 2% in constant currency, compared to the third quarter of 2014. The decrease in the International segment gross sales in constant currency was primarily due to lower sales of Other Girls and Entertainment products, partially offset by higher sales of Wheels and Core Fisher-Price products. Of the 19% decrease in Other Girls gross sales in constant currency, 23% was due to lower sales of Monster High products, partially offset by higher sales of Disney Princess products of 3%. Of the 16% decrease in Entertainment gross sales in constant currency, 15% was due to lower sales of Disney Planes products. Of the 23% increase in Wheels gross sales in constant currency, 22% was due to higher sales of Hot Wheels products. Of the 10% increase in Core Fisher-Price gross sales in constant currency, 11% was due to higher sales of infant products. Cost of sales decreased 23% in the third quarter of 2015, as compared to a 19% decrease in net sales, primarily due to Funding Our Future savings and lower freight and logistics expenses. Gross margins increased as a result of Funding Our Future savings and price increases, partially offset by unfavorable product mix, higher product-related costs, and unfavorable foreign exchange.

International segment income decreased 22% to $142.6 million in the third quarter of 2015, as compared to $183.1 million in the third quarter of 2014, primarily due to lower gross profit, partially offset by lower other selling and administrative expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the third quarter of 2015 and 2014:

	For the Three Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$109.9	$113.3	–3%	–1%	–2%
Other Brands	5.8	5.7	2%	–7%	9%

Total American Girl Segment	$115.7	$119.0	–3%	–1%	–2%

Gross sales for the American Girl segment were $115.7 million in the third quarter of 2015, a decrease of $3.3 million or 3% as reported, and 2% in constant currency, compared to the third quarter of 2014. Cost of sales decreased 4% in the third quarter of 2015, as compared to a 2% decrease in net sales, primarily due to Funding Our Future savings, lower product and other costs, and lower freight and logistics expenses. Gross margins increased as a result of Funding Our Future savings.

American Girl segment income decreased 6% to $7.1 million in the third quarter of 2015, as compared to $7.6 million in the third quarter of 2014, primarily due to lower gross profit and higher advertising and promotion expenses.

Results of Operations—First Nine Months

Consolidated Results

Net sales for the first nine months of 2015 were $3.70 billion, an 8% decrease as reported, and a 1% decrease in constant currency, as compared to $4.03 billion in the first nine months of 2014. Net income for the first nine months of 2015 was $154.3 million, or $0.45 per diluted share, as compared to net income of $348.9 million, or $1.02 per diluted share, in the first nine months of 2014. Adjusted earnings per share in the first nine months of 2015 was $0.63 compared to adjusted earnings per share of $1.06 in the first nine months of 2014. Adjusted earnings per share for the first nine months of 2015 was negatively impacted by lower gross profit, higher advertising and promotion expenses, and higher income tax expense, partially offset by lower other selling and administrative expenses.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2015 and 2014 (in millions, except percentage and basis point information):

	For the Nine Months Ended September 30,				Year/Year Change
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$3,702.9	100.0%	$4,029.9	100.0%	–8%	—

Gross profit	$1,802.9	48.7%	$1,995.2	49.5%	–10%	–80
Advertising and promotion expenses	420.4	11.4	409.4	10.2	3%	120
Other selling and administrative expenses	1,135.6	30.7	1,169.1	29.0	–3%	170

Operating income	246.9	6.7	416.7	10.3	–41%	–360
Interest expense	62.5	1.7	57.2	1.4	9%	30
Interest (income)	(5.8)	–0.2	(5.2)	–0.1	10%	–10
Other non-operating (income), net	(2.9)		(5.7)

Income before income taxes	$193.1	5.2%	$370.4	9.2%	–48%	–400

Sales

Net sales for the first nine months of 2015 were $3.70 billion, an 8% decrease as reported, and a 1% decrease in constant currency, as compared to $4.03 billion in the first nine months of 2014.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the first nine months of 2015 and 2014:

	For the Nine Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$578.3	$683.6	–15%	–9%	–6%
Other Girls	685.9	875.2	–22%	–10%	–12%
Wheels	559.5	522.7	7%	–12%	19%
Entertainment	503.9	587.6	–14%	–8%	–6%

	2,327.6	2,669.1	–13%	–10%	–3%
Fisher-Price Brands:
Core Fisher-Price	823.1	837.1	–2%	–7%	5%
Fisher-Price Friends	326.5	354.6	–8%	–6%	–2%
Other Fisher-Price	76.5	72.0	6%	–1%	7%

	1,226.1	1,263.7	–3%	–6%	3%
American Girl Brands	300.1	302.4	–1%	—	–1%
Construction and Arts & Crafts Brands	221.6	185.0
Other	23.3	24.9

Total Gross Sales	$4,098.7	$4,445.1	–8%	–8%	—

Gross sales were $4.10 billion in the first nine months of 2015, a decrease of $346.4 million or 8% as reported, or flat in constant currency, compared to the first nine months of 2014. Gross sales in constant currency remained flat primarily due to higher sales of Wheels products, offset by lower sales of Other Girls products. Of the 19% increase in Wheels gross sales in constant currency, 18% was due to higher sales of Hot Wheels products. Of the 12% decrease in Other Girls gross sales in constant currency, 18% was due to lower sales of Monster High products, partially offset by higher sales of Disney Princess products of 6%. The Construction and Arts & Crafts Brands products were included in Mattel’s results beginning in May 2014 as a result of the MEGA Brands acquisition.

Cost of Sales

Cost of sales as a percentage of net sales was 51.3% in the first nine months of 2015, as compared to 50.5% in the first nine months of 2014. Cost of sales decreased by $134.7 million, or 7%, to $1.90 billion in the first nine months of 2015 from $2.03 billion in the first nine months of 2014, as compared to an 8% decrease in net sales. Within cost of sales, product and other costs decreased by $142.6 million, or 9%, to $1.51 billion in the first nine months of 2015 from $1.65 billion in the first nine months of 2014; freight and logistics expenses decreased by $10.6 million, or 5%, to $214.1 million in the first nine months of 2015 from $224.7 million in the first nine months of 2014; royalty expenses increased by $18.5 million, or 12%, to $176.6 million in the first nine months of 2015 from $158.1 million in the first nine months of 2014.

Gross Margin

Gross margin decreased to 48.7% in the first nine months of 2015 from 49.5% in the first nine months of 2014. Adjusted gross margin decreased to 48.7% in the first nine months of 2015 from 49.9% in the first nine months of 2014. The decrease in adjusted gross margin was due to higher product-related costs, unfavorable foreign exchange, and higher royalty expenses, partially offset by price increases and Funding Our Future savings.

Advertising and Promotion Expenses

Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 11.4% in the first nine months of 2015 from 10.2% in the first nine months of 2014, primarily as a result of Mattel’s investments to support core brands throughout the year.

Other Selling and Administrative Expenses

Other selling and administrative expenses, as reported, were $1.14 billion, or 30.7% of net sales, in the first nine months of 2015, as compared to $1.17 billion, or 29.0% of net sales, in the first nine months of 2014. Adjusted other selling and administrative expenses were $1.05 billion, or 28.4% of net sales, in the first nine months of 2015, as compared to $1.10 billion, or 27.3% of net sales, in the first nine months of 2014. The decrease in adjusted other selling and administrative expenses was primarily due to Funding Our Future gross savings of approximately $46 million and a favorable impact from changes in currency exchange rates of approximately $36 million, partially offset by investments in strategic initiatives of approximately $27 million.

Non-Operating Items

Interest expense increased by $5.3 million to $62.5 million in the first nine months of 2015 from $57.2 million in the first nine months of 2014, primarily due to higher average outstanding long-term borrowings.

Provision for Income Taxes

Mattel’s provision for income taxes was $38.8 million and $21.4 million in the first nine months of 2015 and 2014, respectively. Mattel recognized net discrete tax benefits of $2.8 million and $51.4 million in the first nine months of 2015 and 2014, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment

The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first nine months of 2015 and 2014:

	For the Nine Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$268.4	$289.5	–7%	—	–7%
Other Girls	330.6	393.7	–16%	—	–16%
Wheels	273.3	241.0	13%	–1%	14%
Entertainment	275.5	274.5	—	–1%	1%

	1,147.8	1,198.7	–4%	—	–4%
Fisher-Price Brands:
Core Fisher-Price	485.1	470.2	3%	–1%	4%
Fisher-Price Friends	177.4	205.2	–14%	–1%	–13%
Other Fisher-Price	74.7	66.7	12%	—	12%

	737.2	742.1	–1%	–1%	—
Construction and Arts & Crafts Brands	158.8	129.5
Other	9.3	9.1

Total Gross Sales	$2,053.1	$2,079.4	–1%	—	–1%

Gross sales for the North America segment were $2.05 billion in the first nine months of 2015, a decrease of $26.3 million or 1% as reported and in constant currency, compared to the first nine months of 2014. The decrease in gross sales in constant currency was due to lower sales of Other Girls and Fisher-Price Friends products, partially offset by higher sales of Wheels products. Of the 16% decrease in Other Girls gross sales in constant currency, 10% was due to lower sales of Monster High products and 3% was due to lower sales of Disney Princess products. Of the 13% decrease in Fisher-Price Friends gross sales in constant currency, 6% was due to lower sales of Disney Jake and the Never Land Pirates products and 3% was due to lower sales of Minnie Mouse products. Of the 14% increase in Wheels gross sales in constant currency, 13% was due to higher sales of Hot Wheels products. The Construction and Arts & Crafts Brands products were included in Mattel’s results beginning in May 2014 as a result of the MEGA Brands acquisition. Cost of sales remained flat in the first nine months of 2015, as compared to a 2% decrease in net sales. Gross margins decreased as a result of higher product-related costs, partially offset by Funding Our Future savings and price increases.

North America segment income decreased by 18% to $283.4 million in the first nine months of 2015, as compared to $345.7 million in the first nine months of 2014, primarily due to lower gross profit and higher advertising and promotion expenses, partially offset by lower other selling and administrative expenses.

International Segment

The following table provides a summary of percentage changes in gross sales within the International segment in the first nine months of 2015 versus 2014:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact	% Change in Gross Sales in Constant Currency
Total International Segment	–15	–16	1
Europe	–18	–15	–3
Latin America	–22	–22	—
Asia Pacific	9	-8	17

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first nine months of 2015 and 2014:

	For the Nine Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$309.9	$394.1	–21%	–16%	–5%
Other Girls	355.3	481.5	–26%	–16%	–10%
Wheels	286.1	281.7	2%	–20%	22%
Entertainment	228.4	313.1	–27%	–15%	–12%

	1,179.7	1,470.4	–20%	–17%	–3%
Fisher-Price Brands:
Core Fisher-Price	338.0	366.9	–8%	–16%	8%
Fisher-Price Friends	149.1	149.4	—	–13%	13%
Other Fisher-Price	1.8	5.3	–67%	–8%	–59%

	488.9	521.6	–6%	–14%	8%
Construction and Arts & Crafts Brands	62.8	55.5
Other	0.7	0.9

Total Gross Sales	$1,732.1	$2,048.4	–15%	–16%	1%

Gross sales for the International segment were $1.73 billion in the first nine months of 2015, a decrease of $316.3 million or 15% as reported, and an increase of 1% in constant currency, compared to the first nine months of 2014. The increase in the International segment gross sales in constant currency was primarily due to higher sales of Wheels and Fisher-Price Friends products, partially offset by lower sales of Entertainment and Other Girls products. The 22% increase in Wheels gross sales in constant currency was due to higher sales of Hot Wheels products. Of the 13% increase in Fisher-Price Friends gross sales in constant currency, 19% was due to higher sales of Thomas & Friends products, partially offset by lower sales of Disney Jake and the Never Land Pirates products of 3% and lower sales of Nickelodeon products of 2%. The 12% decrease in Entertainment gross sales in constant currency was due to lower sales of Disney Planes products. Of the 10% decrease in Other Girls gross sales in constant currency, 25% was due to lower sales of Monster High products, partially offset by higher sales of Disney Princess products of 13%. The Construction and Arts & Crafts Brands products were included in Mattel’s results beginning in May 2014 as a result of the MEGA Brands acquisition. Cost of sales decreased 18% in the first nine months of 2015, as compared to a 16% decrease in net sales, primarily due to lower freight and logistics expenses, partially offset by higher royalty expenses. Gross margins increased as a result of Funding Our Future savings and price increases, partially offset by higher product-related costs and unfavorable foreign exchange.

International segment income decreased by 35% to $160.3 million in the first nine months of 2015, as compared to $245.5 million in the first nine months of 2014, driven primarily by lower gross profit, partially offset by lower other selling and administrative expenses.

American Girl Segment

The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first nine months of 2015 and 2014:

	For the Nine Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$300.1	$302.4	–1%	—	–1%
Other Brands	13.4	14.9	–11%	–13%	2%

Total American Girl Segment	$313.5	$317.3	–1%	–1%	—

Gross sales for the American Girl segment were $313.5 million in the first nine months of 2015, a decrease of $3.8 million or 1% as reported, or flat in constant currency, compared to the first nine months of 2014. Cost of sales decreased 1% in the first nine months of 2015, as compared to a 2% decrease in net sales, primarily due to lower freight and logistics expense, partially offset by higher royalty expenses. Gross margins decreased as a result of higher closeout sales.

American Girl segment income decreased $10.0 million to $5.6 million in the first nine months of 2015, as compared to $15.6 million in the first nine months of 2014, primarily due to lower gross profit, higher other selling and administrative expenses, and higher advertising and promotion expenses.

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

For the third quarter of 2015, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $45 million (or approximately $33 million of net savings, including severance charges and investments). Of the gross cost savings realized in the third quarter of 2015, approximately $17 million was reflected within gross profit, approximately $24 million within other selling and administrative expenses, and approximately $4 million within advertising and promotion expenses.

For the first nine months of 2015, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $93 million (or approximately $43 million of net savings, including severance charges and investments). Of the gross cost savings realized in the first nine months of 2015, approximately $41 million was reflected within gross profit, approximately $46 million within other selling and administrative expenses, and approximately $6 million within advertising and promotion expenses.

Income Taxes

Mattel’s provision for income taxes was $38.8 million and $21.4 million for the nine months ended September 30, 2015 and 2014, respectively. During the three and nine months ended September 30, 2015, Mattel recognized net discrete tax expense of $0.8 million and net discrete benefits of $2.8 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and nine months ended September 30, 2014, Mattel recognized net discrete tax benefits of $15.1 million and $51.4 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Mattel may incur a capital loss, for tax purposes only, in the next twelve months due to the sale of assets that are not significant to its business. This capital loss is due to the disposition of assets with significant tax basis in excess of book basis. Mattel does not expect to utilize this capital loss of approximately $300 million in the applicable five-year carryforward period for tax purposes, and thus is fully offset with a corresponding valuation allowance.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $3 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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

Of Mattel’s $289.7 million in cash and equivalents as of September 30, 2015, approximately $210 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.

Current Market Conditions

Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of September 30, 2015, Mattel had remaining borrowing resources totaling $1.44 billion available under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold Mattel’s cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks.

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

Capital and Investment Framework

To guide future capital deployment decisions, with a goal of maximizing stockholder value, Mattel’s Board of Directors established the following capital and investment framework:

•	To maintain approximately $800 million to $1 billion in year-end cash available to fund a substantial portion of seasonal working capital,

•	To maintain a year-end debt-to-capital ratio of about 35%,

•	To invest in capital expenditures required to maintain and grow the business,

•	To make strategic opportunistic acquisitions, and

•	To return excess funds to stockholders through dividends and share repurchases.

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

Operating Activities

Cash flows used for operating activities were $222.3 million in the first nine months of 2015, as compared to $144.3 million in the first nine months of 2014. The increase in cash flows used for operating activities was primarily due to lower net income, partially offset by lower working capital usage.

Investing Activities

Cash flows used for investing activities were $206.0 million in the first nine months of 2015, as compared to $604.4 million in the first nine months of 2014. The decrease in cash flows used for investing activities was primarily due to the prior year acquisition of MEGA Brands.

Financing Activities

Cash flows used for financing activities were $230.0 million in the first nine months of 2015, as compared to $20.1 million in the first nine months of 2014. The increase in cash flows used for financing activities was primarily due to lower proceeds from long-term borrowings, partially offset by lower share repurchases and higher proceeds from short-term borrowings.

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

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the nine months ended September 30, 2015. As of September 30, 2015, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 2.76 to 1 (compared to a maximum allowed of 3.50 to 1), and Mattel’s interest coverage ratio was 9.70 to 1 (compared to a minimum required of 3.50 to 1).

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

Financial Position

Mattel’s cash and equivalents decreased $682.0 million to $289.7 million at September 30, 2015, as compared to $971.7 million at December 31, 2014. The decrease was primarily due to working capital usage, dividend payments, and purchases of tools, dies, and molds and other property, plant, and equipment.

Accounts receivable increased $356.8 million to $1.45 billion at September 30, 2015, as compared to $1.09 billion at December 31, 2014. Inventory increased $309.0 million to $870.8 million at September 30, 2015, as compared to $561.8 million at December 31, 2014. The increases in accounts receivable and inventory were due to the seasonality of Mattel’s business.

Accounts payable and accrued liabilities increased $178.6 million to $1.25 billion at September 30, 2015, as compared to $1.07 billion at December 31, 2014. The increase was primarily due to the timing and amount of payments for various liabilities, including advertising and promotion and compensation-related accruals.

Noncurrent long-term debt was $2.10 billion as of both September 30, 2015 and December 31, 2014.

A summary of Mattel’s capitalization is as follows:

	September 30, 2015		September 30, 2014		December 31, 2014
	(In millions, except percentage information)
2010 Senior Notes	$500.0	10%	$500.0	9%	$500.0	9%
2011 Senior Notes	600.0	12	600.0	10	600.0	11
2013 Senior Notes	500.0	10	500.0	9	500.0	9
2014 Senior Notes	500.0	10	500.0	9	500.0	9

Total noncurrent long-term debt	2,100.0	42	2,100.0	37	2,100.0	38
Other noncurrent liabilities	535.3	10	515.4	9	584.0	10
Stockholders’ equity	2,572.7	48	3,067.8	54	2,949.1	52

	$5,208.0	100%	$5,683.2	100%	$5,633.1	100%

Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 41.2% at September 30, 2014 to 46.8% at September 30, 2015 as a result of lower stockholders’ equity and higher short-term borrowings.

Litigation

See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.

Application of Critical Accounting Policies and Estimates

Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2014 and did not change during the first nine months of 2015.

New Accounting Pronouncements

See Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

To supplement the financial results presented in accordance with GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this Quarterly Report on Form 10-Q include gross sales, adjusted gross margin and adjusted gross profit, adjusted other selling and administrative expenses, adjusted operating income, adjusted earnings per share, and constant currency. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.

Gross Sales

Gross sales represent sales to customers, excluding the impact of sales adjustments. Net sales, as reported, include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a metric for comparing its aggregate, brand, and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the details of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with individual products, making net sales less meaningful.

A reconciliation between net sales and gross sales is as follows:

	For the Three Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Net Sales	$1,792.0	$2,021.4	–11%	–7%	–4%
Sales adjustments	191.4	211.3

Gross Sales	$1,983.4	$2,232.7	–11%	–8%	–3%

	For the Nine Months Ended September 30,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Net Sales	$3,702.9	$4,029.9	–8%	–7%	–1%
Sales adjustments	395.8	415.2

Gross Sales	$4,098.7	$4,445.1	–8%	–8%	—

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Gross Profit	$879.6	$1,021.1	$1,802.9	$1,995.2
Gross Margin	49.1%	50.5%	48.7%	49.5%
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	6.7	—	15.1

Adjusted Gross Profit	$879.6	$1,027.8	$1,802.9	$2,010.3
Adjusted Gross Margin	49.1%	50.8%	48.7%	49.9%

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Other Selling and Administrative Expenses	$365.6	$392.9	$1,135.6	$1,169.1
Adjustments
MEGA Brands Integration & Acquisition Costs	(3.3)	(4.6)	(13.6)	(15.8)
MEGA Brands Intangible Asset Amortization Expense	(4.2)	(9.6)	(12.5)	(14.7)
Severance Expense	(13.3)	(4.1)	(56.9)	(38.1)

Adjusted Other Selling and Administrative Expenses	$344.8	$374.6	$1,052.6	$1,100.5

Adjusted Operating Income

Adjusted operating income represents Mattel’s reported operating income, adjusted to exclude the impact of inventory fair value markup above cost associated with the acquisition of a business, expenses associated with the acquisition and integration of an acquired business and the impact of restructuring and restructuring-related expenses. Adjusted operating income is presented to provide additional perspective on underlying trends in Mattel’s core operating results. A reconciliation between operating income and adjusted operating income is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Operating Income	$300.8	$409.5	$246.9	$416.7
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	6.7	—	15.1
MEGA Brands Integration & Acquisition Costs	3.3	4.6	13.6	15.8
MEGA Brands Intangible Asset Amortization Expense	4.2	9.6	12.5	14.7
Severance Expense	13.3	4.1	56.9	38.1

Adjusted Operating Income	$321.6	$434.5	$329.9	$500.4

Adjusted Earnings Per Share

Adjusted earnings per share represents Mattel’s reported diluted earnings per common share, adjusted to exclude the impact of inventory fair value markup above cost associated with the acquisition of a business, expenses associated with the acquisition and integration of an acquired business, the impact of restructuring and restructuring-related expenses and certain tax benefits. Each adjustment is tax effected, if necessary, and divided by the reported weighted average number of common and potential common shares to determine the per-share impact of the adjustment. Adjusted earnings per share is presented to provide additional perspective on underlying trends in Mattel’s core earnings. A reconciliation between earnings per share and adjusted earnings per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)
Earnings Per Share	$0.66	$0.97	$0.45	$1.02
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	0.02	—	0.03
MEGA Brands Integration & Acquisition Costs	0.01	0.01	0.03	0.04
MEGA Brands Intangible Asset Amortization Expense	0.01	0.02	0.03	0.03
Severance Expense	0.03	0.01	0.13	0.09
Discrete Tax Items	—	(0.05)	(0.01)	(0.15)

Adjusted Earnings Per Share	$0.71	$0.98	$0.63	$1.06

Constant Currency

Percentage changes in results expressed in constant currency are presented excluding the impact from changes in currency exchange rates. To present this information, current period and prior period results for entities reporting in currencies other than US dollar are translated using consistent exchange rates, rather than using the actual exchange rate in effect during the respective periods. The difference between the current period and prior period results using the consistent exchange rates reflects the changes in the underlying performance results, excluding the impact from changes in currency exchange rates. Mattel analyzes constant currency results to provide additional perspective on changes in underlying trends in Mattel’s operating performance. A reconciliation of constant currency changes in gross sales by brand to the actual changes, including the impact from changes in currency exchange rates, is provided above in “Results of Operations–Third Quarter” and “Results of Operations–First Nine Months” of this Quarterly Report on Form 10-Q. A reconciliation of constant currency changes in net sales to the actual changes, including the impact from changes in currency exchange rates, is provided above under “Gross Sales.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Brazilian real, and Indonesian rupiah are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure, using derivative instruments including foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first nine months of 2015 were related to its net investments in entities having functional currencies denominated in the Euro, Mexican peso, and Brazilian real.

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

Venezuelan Operations

Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolívar fuerte (“BsF”) generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the US dollar. From January 2010 through January 2013, Mattel’s Venezuelan subsidiary used the Sistema de Transacciones con Títulos en Moneda Extranjera (“SITME”) rate, which was quoted at 5.30 BsF per US dollar as of December 31, 2012, to remeasure monetary assets and liabilities denominated in BsF.

During February 2013, the Central Bank of Venezuela revised its official exchange rate to 6.30 BsF per US dollar and eliminated the SITME rate. Since February 2013, Mattel’s Venezuelan subsidiary has used the official exchange rate as its remeasurement rate.

During March 2013, the Venezuelan government introduced a complementary currency exchange system, the Sistema Complementario de Administración de Divisas 1 (“SICAD 1”). SICAD 1 was intended to function as an auction system, allowing entities in specific sectors to bid for US dollars to be used for specified import transactions. During February 2014, the Venezuelan government introduced an additional currency exchange system, the Sistema Complementario de Administración de Divisas 2 (“SICAD 2”), which was expected to provide a greater supply of US dollars from sources other than the Venezuelan government and increase participation to all sectors and companies. Mattel was not able to access US dollars in Venezuela through SICAD 1 due to various factors, including restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD 1. Additionally, Mattel was not able to access US dollars through SICAD 2 due to restrictions associated with SICAD 2 and limited access to the SICAD 2 system.

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

Mattel continues to be unable to access US dollars in Venezuela through the merged SICAD system due to restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD. As such, Mattel does not believe it would have been appropriate to use the SICAD rate as its remeasurement rate as of September 30, 2015. However, had Mattel used the SICAD rate of 13.50 BsF per US dollar as of September 30, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $12 million in its consolidated statement of operations.

Mattel has not accessed US dollars in Venezuela through the SIMADI system due to the restrictions associated with SIMADI and the limited access to the exchange. As such, Mattel does not believe it would have been appropriate to use the SIMADI rate as its remeasurement rate as of September 30, 2015. However, Mattel is continuing to evaluate its remeasurement rate. Had Mattel used the SIMADI rate of 199.42 BsF per US dollar as of September 30, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $22 million in its consolidated statement of operations.

Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in the first nine months of 2015 and had approximately $22 million of net monetary assets denominated in BsF as of September 30, 2015. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Greek Operations

During July 2015, Greece defaulted on its debt to the International Monetary Fund, which has led to renewed concerns about its economic and financial stability and the possibility that it will no longer use the Euro as its national currency. If Greece ceases to use the Euro as its national currency, the net monetary assets of Mattel’s Greek subsidiary would be subject to remeasurement, with the remeasurement gains and losses impacting the consolidated statements of operations. In the first nine months of 2015, Mattel’s Greek subsidiary represented less than 1% of Mattel’s consolidated net sales, and net monetary assets for Mattel’s Greek subsidiary and other subsidiaries subject to currency exchange risk in Greece were approximately $13 million.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Christopher A. Sinclair, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the third quarter of 2015, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2015:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1—31	3,704	$24.28	—	$203,016,273
August 1—31	250,971	23.21	—	203,016,273
September 1—30	2,178	22.67	—	203,016,273

Total	256,853	$23.22	—	$203,016,273

(1)	The total number of shares purchased relates to 256,853 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.
(2)	Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2015, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date

3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007

3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 1, 2015

4.0	Specimen Stock Certificate with respect to Mattel’s Common Stock	10-Q	001-05647	4.0	August 3, 2007

10.1*+	Letter Agreement between Mattel, Inc. (“Mattel”) and Timothy J. Kilpin, dated August 10, 2015, regarding Mr. Kilpin’s separation from Mattel

10.2*+	Letter Agreement between Mattel and Geoffrey H. Walker, dated June 29, 2015, regarding Mr. Walker’s promotion to EVP Commercial – North America

10.3*+	Form Grant Agreement for RSUs to Non-Employee Directors under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Incentive Plan (“Amended 2010 Plan”)

10.4*+	Form Grant Agreement for RSUs to Participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan

10.5*+	Form Grant Agreement for RSUs to Participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan

10.6*+	Form Grant Agreement for RSUs to Employees under the Amended 2010 Plan

10.7*+	Form Grant Agreement for NQSOs to Participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan

10.8*+	Form Grant Agreement for NQSOs to Participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan

10.9*+	Form Grant Agreement for NQSOs to Employees under the Amended 2010 Plan

12.0*	Computation of Ratio of Earnings to Fixed Charges

31.0*	Certification of Principal Executive Officer dated October 27, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated October 27, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certifications of Principal Executive Officer and Principal Financial Officer dated October 27, 2015 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ JOSEPH B. JOHNSON
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)

Date: October 27, 2015