Form 10-K
period 2015-12-31
MATTEL INC /DE/
filed 2016-02-25
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-05647
________________________________________________________
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
________________________________________________________
 Securities registered pursuant to Section 12(g) of the Act:
NONE
________________________________________________________
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,698,634,000 based upon the closing market price as of the close of business June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 12, 2016:
340,006,335 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2016 Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

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
First, Mattel is focused on embracing brand building, creativity, and innovation, and management will put a premium on speed and personal accountability. Management is focused on putting Mattel back on track for growth and improved profitability.
Additionally, Mattel is organizing around the following six strategic priorities:
•Exploiting the franchise strength of its core brands;
•Re-establishing toy leadership;
•Strengthening its global supply chain;
•Achieving distinctiveness and excellence in its commercial organization;
•Rapidly expanding into emerging markets; and
•Continuously driving cost improvement.
Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped into four major brand categories, including the Construction and Arts & Crafts brand category, which was introduced in the second quarter of 2014 with the acquisition of MEGA Brands Inc. (“MEGA Brands”).
Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Disney Classics®, Ever After High®, Little Mommy®, and Polly Pocket® (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS®, Disney Planes™, BOOMco®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, DC Comics™, and games and puzzles (collectively “Entertainment”).
Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Laugh & Learn®, and Imaginext® (collectively “Core Fisher-Price”), Thomas & Friends®, Dora the Explorer®, Mickey Mouse® Clubhouse, and Disney Jake and the Never Land Pirates® (collectively “Fisher-Price Friends”), and Power Wheels®.
American Girl Brands—including Truly Me®, BeForever®, and Bitty Baby®. American Girl® Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.
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
In the Mattel Girls & Boys Brands category, Barbie includes Barbie fashion dolls and accessories. Other Girls includes Monster High, Ever After High, Little Mommy, and Polly Pocket. Wheels includes Hot Wheels and Matchbox vehicles and play sets. Entertainment includes CARS, Disney Planes, BOOMco, Toy Story, Teenage Mutant Ninja Turtles™, Halo®, and WWE Wrestling, as well as games and puzzles.
In 2016, Barbie is evolving to offer more choices for girls and remind parents what the brand stands for - that through playing with Barbie, a girl can imagine the possibilities of what she can be. The global “You Can Be Anything” campaign will be supported by innovative products, events, and strategic partnerships.  Barbie recently announced the expansion of its Fashionistas® line with the addition of three new body types - tall, curvy and petite - and a variety of skin tones, hair styles and outfits. In addition, Barbie will feature new products to support two animated launches with empowered story lines - Barbie in Spy Squad™ in spring 2016, and Barbie in Starlight Adventure™ in fall 2016. Monster High continues to inspire kids to be themselves and celebrate their unique differences. In 2016, Monster High is partnering with Lady Gaga’s Born This Way Foundation to support the well-being of young people and elevate kindness and bravery through play both online and offline. A new Monster High DVD tackling anti-bullying and entitled Great Scarrier Reef™ will be released in spring 2016 and a second DVD, Welcome to Monster High™, will be released in fall 2016 to reintroduce the brand to the next generation of fans.
In 2016, Hot Wheels will continue to enable children to create and discover new play experiences through new vehicles and track sets, as well as immersive gaming and storytelling.  Hot Wheels will allow children to design, create, and customize their track creation by connecting existing tracks with new track pieces using the Track Builder™ System. Additionally, Hot Wheels is continuing to partner with the best in the automotive and entertainment world, including Star Wars™, DC Comics, Minecraft® and Marvel®.
In 2016, Toy Box, Mattel's new division focused on driving speed and innovation in product development, will expand market presence with two new product launches: My Mini MixieQs™, a girls collectible line featuring sharable and wearable tiny fashions and accessories, and Vs. Spin Warriors™, an action battle line featuring multiple licensed entertainment properties. Toy Box will continue to bring innovative new products to market and collaborate with leading entertainment companies such as ©Disney, Warner Bros. Entertainment Inc., Dreamworks Animation SKG, Inc., and WWE. Key product lines based on entertainment franchises for 2016 include Batman v Superman: Dawn of Justice™, Suicide Squad™, Ghostbusters™, Minecraft, CARS, and Toy Story.
The Fisher-Price Brands category includes Fisher-Price, Little People, BabyGear, Laugh & Learn, Imaginext, Thomas & Friends, Dora & Friends™, Blaze and The Monster Machines™, Shimmer and Shine™, Mickey Mouse Clubhouse, Minnie Mouse, Octonauts™, and Power Wheels.
In 2016, Fisher-Price will introduce innovative products throughout its Baby Gear line, including the Smart Connect™ Auto Rock ‘n Play™ Sleeper, which allows parents to control the product features remotely through Bluetooth technology, and the Soothing Motions™ Seat, which mimics a parent's natural bounce and sway movement. For babies six months and older, Fisher-Price is debuting new active learning toys, including friends BeatBelle™ and BeatBowWow™ for the multi-award winning Bright Beats™ Dance & Move Beatbo and the inclusion of these character in a new Learnin’ Lights Dance Mat™, which incorporates motion sensor technology to detect the baby's presence on the mat in order to encourage greater learning and movement.  Fisher-Price is also making a return to preschool learning with the Think & Learn™ line of active, hands-on toys, including the Think & Learn Code-a-Pillar™ and the Smart Scan Color Chameleon™. Also in 2016, Fisher-Price will release a new Thomas & Friends movie, The Great Race, which will be supported by spring and fall product lines.
The Construction and Arts & Crafts Brands category includes MEGA BLOKS, RoseArt, and Board Dudes.
In 2016, MEGA BLOKS will expand its construction toy portfolio with new building play-patterns for preschoolers in the Fisher-Price endorsed First Builders product line and other boys, girls, and collectors properties. In alignment with the 2016 theatrical release, MEGA BLOKS will launch new Teenage Mutant Ninja Turtles product lines, featuring building sets for all age groups in sets inspired by the new movie, original television series, and Eastman & Laird comic books. Girls can also choose to build with Monster High and the all-new American Girl building sets, featuring popular Girl of the Year® characters and themes made to build and personalize their stories. Additionally, the MEGA BLOKS Collectors portfolio will bring new product features and micro action figures based on gaming properties, including Halo and Call of Duty®. New to the portfolio this year is Star Trek™, celebrating its 50th anniversary, and the Kubros™ collection.
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
Mattel’s International segment revenue represented 41% of worldwide consolidated gross sales in 2015. Within the International segment, Mattel operates in three regional groups that generated the following gross sales during 2015:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,388.8	54%
Latin America	711.0	27%
Asia Pacific	503.7	19%
	$2,603.5	100%
No individual country within the International segment exceeded 6% of worldwide consolidated gross sales during 2015.
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
American Girl Segment
The American Girl segment is a direct marketer, children’s publisher, and retailer best known for its BeForever flagship line of historical dolls, books, and accessories, as well as the Truly Me, Girl of the Year, and Bitty Baby brands. American Girl also publishes best-selling fiction and non-fiction titles, plus the award-winning American Girl® magazine. The American Girl segment sells products directly to consumers via its catalog, website, and proprietary retail stores in the US, as well as in specialty boutiques at select Indigo™ and Chapters™ stores in Canada and El Palacio de Hierro locations in Mexico City. In January 2016, American Girl introduced Lea Clark™, the new 2016 Girl of the Year character.
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
Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys. Competition in the toy industry is based primarily on quality, play value, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Bandai, Hasbro, Jakks Pacific, Leap Frog, Lego, MGA Entertainment, Spin Master, Tomy, and VTech, many smaller toy companies, and manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Bandai, Hasbro, Lego, MGA Entertainment, Playmobil, Tomy, and VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture girls’ toys and with children’s book publishers and retailers.
Competition among the above companies is intensifying due to trends towards shorter life cycles for individual toy products and an increasing use of high technology in toys.  In addition, as a result of the phenomenon of “children getting older younger” resulting from children outgrowing toys at younger ages, Mattel competes with companies that sell products outside the toy aisle, such as electronic consumer products and video games.  Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toy over another. Competition is also intensifying due to the availability of online-only distributors, including Amazon.com, which are able to promote a wide variety of toys and represent a wide variety of toy manufacturers, and, with limited overhead, do so at a lower cost.
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
Product Design and Development
Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue these activities effectively. See Item 1A “Risk Factors.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2015, 2014, and 2013, Mattel incurred expenses of $217.8 million, $209.5 million, and $201.9 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Supplemental Financial Information.”

Additionally, independent toy designers and developers bring concepts and products to Mattel and are generally paid a royalty on the net selling price of products licensed to Mattel. These independent toy designers may also create different products for other toy companies.
Advertising and Marketing
Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television and radio commercials, magazine, newspaper, and internet advertisements, and social media. Promotions include in-store displays, sweepstakes, merchandising materials, major events focusing on products, and tie-ins with various consumer products companies.
During 2015, 2014, and 2013, Mattel incurred expenses of $717.9 million (12.6% of net sales), $733.2 million (12.2% of net sales), and $750.2 million (11.6% of net sales), respectively, for advertising and promotion.
Sales
Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. American Girl products are sold directly to consumers, and its children’s publications are also sold to certain retailers. Mattel has 20 American Girl retail stores: American Girl Place in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl stores in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona, each of which features children’s products from the American Girl segment. American Girl also has a retail outlet in Oshkosh, Wisconsin that serves as an outlet for its products. Additionally, Mattel sells certain of its products online through websites of one or more of its subsidiaries.
During 2015, Mattel’s three largest customers (Wal-Mart at $1.0 billion, Toys “R” Us at $0.6 billion, and Target at $0.5 billion) accounted for approximately 37% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US, none of which exceed 10% of net sales. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”
Licenses and Distribution Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.
Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Disney characters such as Star Wars, Mickey Mouse, Jake and the Never Land Pirates, Disney Planes, CARS and Toy Story from Pixar, and certain Disney films and television properties), Viacom International, Inc. relating to its Nickelodeon® properties (including Dora the Explorer, Blaze and the Monster Machines, and SpongeBob SquarePants™), Warner Bros. Consumer Products (including Batman, Superman®, and Justice League®), Microsoft (including Halo), Mojang (including Minecraft), and WWE Wrestling.
Royalty expense for 2015, 2014, and 2013 was $264.6 million, $242.4 million, and $246.9 million, respectively. See “Commitments” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies."
Mattel’s license agreement with Disney Enterprises, Inc. for the global rights to produce and sell toys based on Disney Princess® characters expired at the end of 2015 and was not renewed. Gross sales of Disney Princess products were $455.6 million in 2015. However, as evidence of Mattel's continuing relationship with Disney, Mattel recently announced important renewals, including CARS 3 and Toy Story 4, with theatrical releases in 2017 and 2018, respectively.

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
Agreements to purchase inventory, services, and other items with terms extending through 2020 contain future minimum payments totaling approximately $438 million. Licensing and similar agreements with terms extending through 2020 and beyond contain provisions for future guaranteed minimum payments totaling approximately $411 million. Operating lease commitments with terms extending through 2020 and beyond contain future minimum obligations totaling approximately $442 million. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.”
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
Financial Instruments
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel seeks to mitigate its exposure to foreign exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
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
Employees
The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. As of December 31, 2015, Mattel’s total number of employees was approximately 31,000.
Research and Development
See “Design and Development” in Part II, Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Supplemental Financial Information.”
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
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “seeks,” “aims,” “estimates,” “projects,” “on track,” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. The Company’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. Mattel expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new developments or otherwise.

If Mattel does not successfully identify or satisfy consumer preferences, its results of operations may be adversely affected.
Mattel’s business and operating results depend largely upon the appeal of its toy products. Consumer preferences, particularly with children as the end users of Mattel’s products, are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, and an increasing use of more sophisticated technology in toys. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.
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
A small number of customers account for a large share of Mattel’s net sales. In 2015, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 37% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 48% of net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results. Furthermore, the bankruptcy or other lack of success of one or more of Mattel's significant retail customers could negatively impact Mattel's revenues and profitability.
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
Mattel operates facilities and sells products in numerous countries outside the United States. During 2015, Mattel’s net sales to international customers comprised 43% of Mattel’s total consolidated net sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in US Dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a significant adverse effect on Mattel’s business and results of operations.
If global economic conditions deteriorate, Mattel’s business and financial results could be adversely affected.
Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to retailer customers and directly to consumers. Mattel’s performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products may be impacted by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence, and other macroeconomic factors that affect consumer spending behavior. Any of these factors can reduce the amount which consumers spend on the purchase of Mattel’s products. Deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing Mattel’s cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel’s business and financial results.

In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times, Mattel may need to increase promotional spending or take other steps to encourage retailer and consumer purchase of its products. Those steps may increase costs and/or decrease operating margins.

An increasing portion of Mattel's business may come from new and emerging markets, and growing business in new and emerging markets presents additional challenges.
Mattel expects an increasing portion of its net revenues to come from new and emerging markets, including China and Russia. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact

Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which may be quite different from the US; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, quotas, or other protectionist measures.
Because of the importance of Mattel's new and emerging market net revenues, Mattel's business, financial condition and results of operations could be harmed if any of the risks described above are not properly managed, or if Mattel is otherwise unsuccessful in managing its new and emerging market business.
Failure to successfully implement new initiatives or meet product introduction schedules could have a significant adverse effect on Mattel’s business, financial condition and results of operations.
Mattel has announced, and in the future may announce, initiatives to reduce its costs, increase its efficiency, improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, and offer new innovative products and improve existing products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. In addition, Mattel may anticipate introducing a particular product, product line or brand at a certain time in the future. There is no guarantee that Mattel will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new Mattel products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives, or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.
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
The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties, in the US and around the world, as well as its customer, employee, and consumer data. From time to time, third parties have challenged, and may in the future try to challenge, Mattel's ownership of its intellectual property in the US and around the world. In addition, Mattel's business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. The steps Mattel has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the US. Mattel may need to resort to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. If Mattel fails to protect its proprietary intellectual property and information, including with respect to any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, this failure could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.
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
All the factors discussed in this section or any other material announcements or events could affect our stock price. In addition, quarterly fluctuations in our operating results, changes in investor and analyst perception of our business risks and conditions of our business, our ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of our stock by research analysts, fluctuations in the stock prices of our peer companies or in stock markets in general, and general economic or political conditions could also cause the price of our stock to change. A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting our business.
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
Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 535,000 square feet, which is used by the North America segment and for brand and corporate support functions. American Girl owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton, DeForest, and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, all of which are used by the American Girl segment. Additionally, Mattel leases a facility in Montreal, Canada, consisting of approximately 817,000 square feet, which is used for brand support and manufacturing functions, and a warehouse in Lachine, Canada, consisting of approximately 360,000 square feet. These facilities in Canada are used by both the North America and International segments. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.
Mattel maintains leased offices in Arkansas, California, Illinois, Minnesota, and New York, and leased warehouse and distribution facilities in California and Texas, all of which are used by the North America segment. Mattel has leased retail and related office space in Chicago, Illinois, Los Angeles, California, and New York, New York for its American Girl Place stores, Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona for its American Girl stores, leased retail space in Oshkosh, Wisconsin, which is used by the American Girl segment, and Pomona, California, which is used by the North America segment. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Peru, Poland, Portugal, Russia, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has office space and principal manufacturing facilities in China, which support both the North America and International segments.
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

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Holders of Record
As of February 12, 2016, Mattel had approximately 29,000 holders of record of its common stock.
Dividends
During 2015, 2014, and 2013, Mattel paid total dividends per share of $1.52, $1.52, and $1.44, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Under US federal income tax rules, corporate dividends are designated as a dividend or a non-dividend distribution based on the applicable “earnings and profits” of the entity paying the dividend. Although Mattel has significant retained earnings, these earnings do not constitute “earnings and profits” as defined in US federal tax rules. Non-dividend distributions are considered a return of capital and are generally not taxable; however, the recipient must adjust his cost basis to reflect the distribution. In 2015, based on assumptions by Mattel, 95% of the distribution is a non-dividend distribution for US federal income tax purposes. Mattel expects more than 70% of its future dividends to be designated as a non-dividend distribution for US federal income tax purposes, assuming no changes to current business operations or current tax laws.
Recent Sales of Unregistered Securities
During the fourth quarter of 2015, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2015, Mattel did not repurchase any shares of its common stock. During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million. During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million.

The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2015:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1—31	1,509	$24.46	—	$203,016,273
November 1—30	16,517	24.79	—	203,016,273
December 1—31	31,686	26.28	—	203,016,273
Total	49,712	$25.73	—	$203,016,273

(1)
The total number of shares purchased includes 49,712 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2015, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2010 and reinvestment of dividends.

	December 31,
Cumulative Total Return	2010	2011	2012	2013	2014	2015
Mattel, Inc.	$100.00	$112.97	$154.56	$207.63	$140.95	$131.43
S&P 500	100.00	102.08	118.39	156.70	178.10	180.56
S&P 500 Consumer Discretionary	100.00	106.10	131.46	188.06	206.25	227.09

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$5,702,613	$6,023,819	$6,484,892	$6,420,881	$6,266,037
Gross profit	2,806,358	3,001,022	3,478,883	3,409,197	3,145,826
% of net sales	49.2%	49.8%	53.6%	53.1%	50.2%
Operating income (a)	540,922	653,714	1,168,103	1,021,015	1,041,101
% of net sales	9.5%	10.9%	18.0%	15.9%	16.6%
Income before income taxes	463,915	586,910	1,099,128	945,045	970,673
Provision for income taxes (b)	94,499	88,036	195,184	168,581	202,165
Net income (a)	$369,416	$498,874	$903,944	$776,464	$768,508
Net Income Per Common Share—Basic (a)	$1.08	$1.46	$2.61	$2.25	$2.20
Net Income Per Common Share—Diluted (a)	$1.08	$1.45	$2.58	$2.22	$2.18
Dividends Declared Per Common Share	$1.52	$1.52	$1.44	$1.24	$0.92

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Financial Position:
Total assets	$6,552,689	$6,721,983	$6,439,626	$6,526,785	$5,671,638
Noncurrent liabilities	2,273,863	2,684,026	2,140,627	1,743,729	2,022,107
Stockholders’ equity	2,633,254	2,949,071	3,251,559	3,067,044	2,610,603

(a)
In 2012, a charge arising from the litigation between Mattel and MGA Entertainment, Inc. resulted in reductions to operating income and net income of $137.8 million and $87.1 million, respectively. This litigation charge also negatively impacted both basic and diluted net income per common share by $0.25 per share.

(b)
The provision for income taxes in 2015 was positively impacted by net tax benefits of $19.1 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2014 was positively impacted by net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations. The provision for income taxes in 2013 was positively impacted by net tax benefits of $32.2 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2012 was positively impacted by net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2011 was positively impacted by net tax benefits of $6.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
First, Mattel is focused on embracing brand building, creativity, and innovation, and management will put a premium on speed and personal accountability. Management is focused on putting Mattel back on track for growth and improved profitability.
Additionally, Mattel is organizing around the following six strategic priorities:
•Exploiting the franchise strength of its core brands;
•Re-establishing toy leadership;
•Strengthening its global supply chain;
•Achieving distinctiveness and excellence in its commercial organization;
•Rapidly expanding into emerging markets; and
•Continuously driving cost improvement.
2015 Overview
Mattel’s 2015 results were encouraging, with significant and continuing progress being made against the six strategic priorities and cultural transformation that the company began executing against in the prior year. The business was stabilized as net sales increased over prior year in constant currency. Critical core brands like Barbie and Fisher-Price were revitalized, and core brands like Hot Wheels and Thomas maintained their strong momentum, with positive trends in both consumer takeaway and shipping. Barbie in particular was successfully revamped in 2015, with fourth quarter results reflecting double digit growth in North America and positive numbers in International. Investments in emerging markets began to pay off, with significant growth in China and Russia. Though results continued to be impacted by strong foreign exchange headwinds, these losses were partially offset by the successful implementation of cost savings initiatives in the current year.
Mattel’s 2015 financial highlights include the following:
•Gross sales in 2015 were up 1% in constant currency, and down 6% as reported, compared to 2014.
•Net sales in 2015 were up 2% in constant currency, and down 5% as reported, compared to 2014.

•	Adjusted gross margin in 2015 was 49.2%, a decrease of 90 basis points from adjusted gross margin in 2014. Gross margin, as reported, in 2015 was 49.2%, a decrease of 60 basis points from 2014.

•
Adjusted operating income in 2015 was $640.3 million, as compared to adjusted operating income of $765.3 million in 2014. Operating income, as reported, in 2015 was $540.9 million compared to operating income of $653.7 million in 2014.

•
Adjusted earnings per share, including discrete tax items, in 2015 was $1.31, as compared to adjusted earnings per share, including discrete tax items, of $1.71 in 2014. Earnings per share, as reported, in 2015 was $1.08 compared to earnings per share of $1.45 in 2014.

2016 and Beyond
Though significant progress was made in 2015, Mattel continues to face many challenges in 2016 and beyond, including the impact of the loss of the Disney Princess license, further declines in Monster High, recent softness in American Girl, and continued foreign exchange headwinds. In 2016, Mattel intends to address revenue headwinds by building upon the current momentum in core brands, as well as pursuing new initiatives to support Monster High and strengthening American Girl. Further supporting this effort is a strong licensed entertainment slate and expected continued growth from emerging markets.

Finally, Mattel is currently on track to deliver at the high-end of the Funding Our Future two-year savings target of $250 million to $300 million, helping to maintain gross margins despite challenges to revenues.

Results of Operations
2015 Compared to 2014
Consolidated Results
Net sales for 2015 were $5.70 billion, a 5% decrease as reported, and a 2% increase in constant currency, as compared to $6.02 billion in 2014. Net income for 2015 was $369.4 million, or $1.08 per diluted share, as compared to net income of $498.9 million, or $1.45 per diluted share, in 2014. Adjusted earnings per share, including discrete tax items, in 2015 was $1.31, compared to adjusted earnings per share, including discrete tax items, of $1.71 in 2014. Adjusted earnings per share, including discrete tax items, in 2015 was negatively impacted by unfavorable foreign exchange and lower gross profit, partially offset by Funding Our Future savings.
The following table provides a summary of Mattel’s consolidated results for 2015 and 2014 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,702.6	100.0%	$6,023.8	100.0%	-5%	—
Gross profit	$2,806.4	49.2%	$3,001.0	49.8%	-6%	–60
Advertising and promotion expenses	717.9	12.6	733.2	12.2	-2%	40
Other selling and administrative expenses	1,547.6	27.1	1,614.1	26.8	-4%	30
Operating income	540.9	9.5	653.7	10.9	-17%	–140
Interest expense	85.3	1.5	79.3	1.3	8%	20
Interest (income)	(7.2)	-0.1	(7.4)	-0.1	-2%	—
Other non-operating (income), net	(1.1)		(5.1)
Income before income taxes	$463.9	8.1%	$586.9	9.7%	-21%	–160
Sales
Net sales for 2015 were $5.70 billion, a 5% decrease as reported, and a 2% increase in constant currency, as compared to $6.02 billion in 2014.

The following table provides a summary of Mattel’s consolidated gross sales by brand for 2015 and 2014:

	For the Year		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$905.9	$1,009.5	-10%	-9%	-1%
Other Girls	954.4	1,293.5	-26%	-9%	-17%
Wheels	831.3	754.9	10%	-11%	21%
Entertainment	772.6	839.3	-8%	-9%	1%
	3,464.2	3,897.2	-11%	-9%	-2%
Fisher-Price Brands:
Core Fisher-Price	1,224.1	1,213.4	1%	-7%	8%
Fisher-Price Friends	503.1	504.8	—%	-6%	6%
Other Fisher-Price	125.0	124.4	—%	-2%	2%
	1,852.2	1,842.6	1%	-6%	7%
American Girl Brands	572.0	618.7	-8%	-1%	-7%
Construction and Arts & Crafts Brands	351.7	315.0
Other	43.5	44.9
Total Gross Sales	$6,283.6	$6,718.4	-6%	-7%	1%
Gross sales were $6.28 billion in 2015, a decrease of $434.8 million or 6% as reported, and an increase of 1% in constant currency, as compared to 2014. The decrease in gross sales in constant currency was primarily due to lower sales of Other Girls products, partially offset by higher sales of Wheels products. Of the 17% decrease in Other Girls gross sales in constant currency, 16% was due to lower sales of Monster High products. Of the 21% increase in Wheels gross sales in constant currency, 20% was due to higher sales of Hot Wheels products.
Cost of Sales
Cost of sales as a percentage of net sales was 50.8% in 2015, as compared to 50.2% in 2014. Cost of sales decreased by $126.5 million, or 4%, from $3.02 billion in 2014 to $2.90 billion in 2015, as compared to a 5% decrease in net sales. Within cost of sales, product and other costs decreased by $145.0 million, or 6%, from $2.44 billion in 2014 to $2.30 billion in 2015; royalty expenses increased $22.2 million, or 9%, from $242.4 million in 2014 to $264.6 million in 2015; and freight and logistics expenses decreased by $3.7 million, or 1%, from $337.1 million in 2014 to $333.4 million in 2015.
Gross Margin
Gross margin decreased from 49.8% in 2014 to 49.2% in 2015. Adjusted gross margin decreased from 50.1% in 2014 to 49.2% in 2015. The decrease in adjusted gross margin was due to unfavorable foreign exchange, higher product-related costs, unfavorable product mix, and higher royalty expenses, partially offset by price increases and Funding Our Future savings.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased from 12.2% in 2014 to 12.6% in 2015, primarily as a result of Mattel's investments to support core brands throughout the year.
Other Selling and Administrative Expenses
Other selling and administrative expenses, as reported, decreased from $1.61 billion, or 26.8% of net sales, in 2014 to $1.55 billion, or 27.1% of net sales, in 2015. Adjusted other selling and administrative expenses decreased from $1.52 billion, or 25.2% of net sales, in 2014 to $1.45 billion, or 25.4% of net sales, in 2015. The decrease in adjusted other selling and administrative expenses was primarily due to Funding Our Future savings of approximately $70 million.

Non-Operating Items
Interest expense increased $6.0 million from $79.3 million in 2014 to $85.3 million in 2015, primarily due to higher average outstanding long-term borrowings.
Provision for Income Taxes
Mattel’s effective tax rate on income before income taxes in 2015 was 20.4%, as compared to 15.0% in 2014. The 2015 and 2014 income tax provisions included net tax benefits of $19.1 million and $42.6 million, respectively. The 2015 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The 2014 net tax benefits primarily relate to reassessments of prior year's tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2015 and 2014:

	For the Year		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$433.9	$423.6	2%	-1%	3%
Other Girls	443.9	563.1	-21%	—%	-21%
Wheels	409.9	337.9	21%	-1%	22%
Entertainment	417.4	379.0	10%	-1%	11%
	1,705.1	1,703.6	—%	-1%	1%
Fisher-Price Brands:
Core Fisher-Price	734.0	682.5	8%	—%	8%
Fisher-Price Friends	263.6	279.7	-6%	-1%	-5%
Other Fisher-Price	117.3	108.3	8%	-1%	9%
	1,114.9	1,070.5	4%	-1%	5%
Construction and Arts & Crafts Brands	245.4	220.5
Other	18.5	17.0
Total Gross Sales	$3,083.9	$3,011.6	2%	-1%	3%
Gross sales for the North America segment were $3.08 billion in 2015, an increase of $72.3 million or 2% as reported, and 3% in constant currency, compared to 2014. The increase in the North America segment gross sales in constant currency was primarily due to higher sales of Wheels and Entertainment products, partially offset by lower sales of Other Girls products. Of the 22% increase in Wheels gross sales in constant currency, 21% was due to higher sales of Hot Wheels products. Of the 11% increase in Entertainment gross sales in constant currency, 19% was due to higher sales of Minecraft products and 3% was due to higher sales of WWE Wrestling products, partially offset by lower sales of Disney Planes products of 14%. Of the 21% decrease in Other Girls gross sales in constant currency, 9% was due to lower sales of Monster High products and 9% was due to lower sales of Disney Princess products. Cost of sales increased 2% in 2015, compared to a 3% increase in net sales, primarily due to higher product and other costs, higher freight and logistics expenses, and higher royalty expenses, partially offset by Funding Our Future savings. Gross margins increased due to Funding Our Future savings.
North America segment income increased 17% to $538.2 million in 2015, as compared to $459.8 million in 2014, due to higher gross profit and lower other selling and administrative expenses.

International Segment
The following table provides a summary of percentage changes in gross sales within the International segment in 2015 versus 2014:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact	% Change in Gross Sales in Constant Currency
Total International Segment	-15	-16	1
Europe	-18	-15	-3
Latin America	-22	-21	-1
Asia Pacific	8	-8	16
The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2015 and 2014:

	For the Year		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$472.0	$585.9	-19%	-15%	-4%
Other Girls	510.5	730.4	-30%	-15%	-15%
Wheels	421.4	417.0	1%	-19%	20%
Entertainment	355.2	460.3	-23%	-16%	-7%
	1,759.1	2,193.6	-20%	-16%	-4%
Fisher-Price Brands:
Core Fisher-Price	490.1	530.9	-8%	-14%	6%
Fisher-Price Friends	239.5	225.1	6%	-12%	18%
Other Fisher-Price	7.7	16.1	-52%	-12%	-40%
	737.3	772.1	-4%	-13%	9%
Construction and Arts & Crafts Brands	106.3	94.5
Other	0.8	1.3
Total Gross Sales	$2,603.5	$3,061.5	-15%	-16%	1%
Gross sales for the International segment were $2.60 billion in 2015, a decrease of $458.0 million or 15% as reported, and an increase of 1% in constant currency, compared to 2014. The increase in the International segment gross sales in constant currency was primarily due to higher sales of Wheels and Fisher-Price Friends products, partially offset by lower sales of Other Girls products. The 20% increase in Wheels gross sales in constant currency was due to higher sales of Hot Wheels products. The 18% increase in Fisher-Price Friends gross sales in constant currency was due to higher sales of Thomas & Friends products. Of the 15% decrease in Other Girls gross sales in constant currency, 22% was due to lower sales of Monster High products, partially offset by higher sales of Disney Princess products of 5%. Cost of sales decreased 18% in 2015, as compared to a 14% decrease in net sales, primarily due to Funding Our Future savings and lower freight and logistics expenses, partially offset by higher product and other costs. Gross margins increased due to Funding Our Future savings.
International segment income decreased 11% to $321.1 million in 2015, as compared to $359.9 million in 2014, primarily due to lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2015 and 2014:

	For the Year		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$572.0	$618.7	-8%	-1%	-7%
Other Brands	24.2	26.6	-9%	-11%	2%
Total American Girl Segment	$596.2	$645.3	-8%	-1%	-7%
Gross sales for the American Girl segment were $596.2 million in 2015, a decrease of $49.1 million or 8% as reported, and 7% in constant currency, compared to 2014. Of the 7% decrease in American Girl Brands gross sales in constant currency, 4% was due to lower sales of the 2015 Girl of the Year, Grace Thomas™, and 4% was due to lower sales of Truly Me products. Cost of sales decreased 6% in 2015, as compared to a 9% decrease in net sales, primarily due to lower product and other costs. Gross margins decreased due to higher product-related costs, partially offset by Funding Our Future savings.
American Girl segment income decreased 38% to $69.9 million in 2015, as compared to $113.6 million in 2014, primarily due to lower gross profit.
2014 Compared to 2013
Consolidated Results
Net sales for 2014 were $6.02 billion, a 7% decrease as reported, and a 5% decrease in constant currency, as compared to $6.48 billion in 2013. Net income for 2014 was $498.9 million, or $1.45 per diluted share, as compared to net income of $903.9 million, or $2.58 per diluted share, in 2013. Earnings per share for 2014 was negatively impacted by lower sales volume and lower gross profit.
The following table provides a summary of Mattel’s consolidated results for 2014 and 2013 (in millions, except percentage and basis point information):

	For the Year				Year/Year Change
	2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$6,023.8	100.0%	$6,484.9	100.0%	-7%	—
Gross profit	$3,001.0	49.8%	$3,478.9	53.6%	-14%	–380
Advertising and promotion expenses	733.2	12.2	750.2	11.6	-2%	60
Other selling and administrative expenses	1,614.1	26.8	1,560.6	24.1	3%	270
Operating income	653.7	10.9	1,168.1	18.0	-44%	–710
Interest expense	79.3	1.3	78.5	1.2	1%	10
Interest (income)	(7.4)	-0.1	(5.6)	-0.1	33%	—
Other non-operating (income), net	(5.1)		(3.9)
Income before income taxes	$586.9	9.7%	$1,099.1	16.9%	-47%	–720

Sales
Net sales for 2014 were $6.02 billion, a 7% decrease as reported, and a 5% decrease in constant currency, as compared to $6.48 billion in 2013.

The following table provides a summary of Mattel’s consolidated gross sales by brand for 2014 and 2013:

	For the Year		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2014	2013
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$1,009.5	$1,202.8	-16%	-2%	-14%
Other Girls	1,293.5	1,322.8	-2%	-3%	1%
Wheels	754.9	747.7	1%	-2%	3%
Entertainment	839.3	1,042.6	-20%	-2%	-18%
	3,897.2	4,315.9	-10%	-2%	-8%
Fisher-Price Brands:
Core Fisher-Price	1,213.4	1,374.9	-12%	-2%	-10%
Fisher-Price Friends	504.8	608.6	-17%	-2%	-15%
Other Fisher-Price	124.4	137.2	-9%	—%	-9%
	1,842.6	2,120.7	-13%	-1%	-12%
American Girl Brands	618.7	632.5	-2%	—%	-2%
Construction and Arts & Crafts Brands	315.0	—
Other	44.9	48.7
Total Gross Sales	$6,718.4	$7,117.8	-6%	-2%	-4%
Gross sales were $6.72 billion in 2014, a decrease of $399.4 million or 6% as reported, and 4% in constant currency, compared to 2013. The decrease in gross sales in constant currency was primarily due to lower sales of Entertainment, Fisher-Price Friends, Barbie, and Core Fisher-Price products, partially offset by Construction and Arts & Crafts products. Of the 18% decrease in Entertainment gross sales in constant currency, 5% was due to lower sales of Max Steel products, 4% was due to lower sales of Superman products, 4% was due to lower sales of CARS products, and 2% was due to lower sales of kids’ games. Of the 15% decrease in Fisher-Price Friends gross sales in constant currency, 6% was due to lower sales of Disney Jake and the Never Land Pirates products, 4% was due to lower sales of Nickelodeon products, and 3% was due to lower sales of Mike the Knight® products. The 14% decrease in Barbie gross sales in constant currency was primarily due to competition within the doll category and brand propositions that were not compelling enough to consumers. Of the 10% decrease in Core Fisher-Price gross sales in constant currency, 4% was due to lower sales of Little People products and 3% was due to lower sales of Imaginext products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products.
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
Gross Margin
Gross margin decreased from 53.6% in 2013 to 49.8% in 2014. The decrease in gross margin was due to the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, and unfavorable product mix, partially offset by price increases and Operational Excellence 3.0 savings offset by higher input costs

Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased from 11.6% in 2013 to 12.2% in 2014, primarily as a result of lower sales volume.
Other Selling and Administrative Expenses
Other selling and administrative expenses increased from $1.56 billion, or 24.1% of net sales, in 2013 to $1.61 billion, or 26.8% of net sales, in 2014. The $53.5 million increase in other selling and administrative expenses was primarily due to approximately $53 million of transaction, integration, and amortization costs associated with the MEGA Brands acquisition, the addition of MEGA Brands’ ongoing other selling and administrative expenses of approximately $51 million, and approximately $25 million of incremental severance and other termination-related costs, partially offset by lower employee-related expenses, including incentive and equity compensation, of approximately $51 million, and Operational Excellence 3.0 gross savings of approximately $35 million.
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
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2014 and 2013:

	For the Year		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2014	2013
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$423.6	$458.6	-8%	-1%	-7%
Other Girls	563.1	600.0	-6%	—%	-6%
Wheels	337.9	352.0	-4%	—%	-4%
Entertainment	379.0	454.1	-17%	-1%	-16%
	1,703.6	1,864.7	-9%	-1%	-8%
Fisher-Price Brands:
Core Fisher-Price	682.5	816.7	-16%	—%	-16%
Fisher-Price Friends	279.7	361.8	-23%	-1%	-22%
Other Fisher-Price	108.3	120.4	-10%	—%	-10%
	1,070.5	1,298.9	-18%	-1%	-17%
Construction and Arts & Crafts Brands	220.5	—
Other	17.0	17.6
Total Gross Sales	$3,011.6	$3,181.2	-5%	—%	-5%

Gross sales for the North America segment were $3.01 billion in 2014, a decrease of $169.6 million or 5% as reported and in constant currency, compared to 2013. The decrease in the North America segment gross sales in constant currency was primarily due to lower sales of Fisher-Price Friends, Core Fisher-Price, and Entertainment products, partially offset by Construction and Arts & Crafts products. Of the 22% decrease in Fisher-Price Friends gross sales in constant currency, 6% was due to lower sales of Nickelodeon products, 5% was due to lower sales of Thomas & Friends products, 5% was due to lower sales of Disney Jake and the Never Land Pirates products, and 4% was due to lower sales of Mike the Knight products. Of the 16% decrease in Core Fisher-Price gross sales in constant currency, 6% was due to lower sales of Little People products and 4% was due to lower sales of Imaginext products. Of the 16% decrease in Entertainment gross sales in constant currency, 6% was due to lower sales of Superman products, 5% was due to lower sales of CARS products, 4% was due to lower sales of Radica products, and 3% was due to lower sales of Max Steel products. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales increased 3% in 2014, compared to a 7% decrease in net sales, primarily due to higher product and other costs, partially offset by lower royalty expenses. Gross margins decreased due to the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, efforts to improve consumer takeaway, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, and unfavorable product mix, partially offset by price increases and Operational Excellence 3.0 savings offset by higher input costs.
North America segment income decreased 36% to $459.8 million in 2014, as compared to $723.8 million in 2013, due to lower gross profit and higher other selling and administrative expenses.
International Segment
The following table provides a summary of percentage changes in gross sales within the International segment in 2014 versus 2013:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact	% Change in Gross Sales in Constant Currency
Total International Segment	-7	-4	-3
Europe	-7	-4	-3
Latin America	-10	-4	-6
Asia Pacific	1	-2	3
The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2014 and 2013:

	For the Year		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2014	2013
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$585.9	$744.2	-21%	-3%	-18%
Other Girls	730.4	722.8	1%	-5%	6%
Wheels	417.0	395.7	5%	-4%	9%
Entertainment	460.3	588.5	-22%	-2%	-20%
	2,193.6	2,451.2	-11%	-4%	-7%
Fisher-Price Brands:
Core Fisher-Price	530.9	558.2	-5%	-3%	-2%
Fisher-Price Friends	225.1	246.8	-9%	-5%	-4%
Other Fisher-Price	16.1	16.8	-4%	-4%	—%
	772.1	821.8	-6%	-4%	-2%
Construction and Arts & Crafts Brands	94.5	—
Other	1.3	4.8
Total Gross Sales	$3,061.5	$3,277.8	-7%	-4%	-3%

Gross sales for the International segment were $3.06 billion in 2014, a decrease of $216.3 million or 7% as reported, and 3% in constant currency, compared to 2013. The decrease in the International segment gross sales in constant currency was primarily due to lower sales of Entertainment and Barbie products, partially offset by Construction and Arts & Crafts products. Of the 20% decrease in Entertainment gross sales in constant currency, 7% was due to lower sales of Max Steel products, 5% was due to lower sales of kids’ games, 3% was due to lower sales of CARS products, 3% was due to lower sales of Superman products, and 2% was due to lower sales of Disney Planes products. The 18% decrease in Barbie gross sales in constant currency was primarily due to competition within the doll category and brand propositions that were not compelling enough to consumers. The increase in Construction and Arts & Crafts gross sales was due to initial sales of MEGA Brands products. Cost of sales remained flat in 2014, as compared to a 9% decrease in net sales, as lower product and other costs and lower freight and logistics expenses were offset by higher royalty expenses. Gross margins decreased due to efforts to improve consumer takeaway, the impact of the MEGA Brands acquisition, including the impact of the inventory fair value markup above historical cost, the impact of lower sales volume on Mattel’s fixed cost manufacturing and distribution base, unfavorable product mix, and higher input costs offset by price increases.
International segment income decreased 42% to $359.9 million in 2014, as compared to $622.9 million in 2013, primarily due to lower gross profit and higher other selling and administrative expenses.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2014 and 2013:

	For the Year		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2014	2013
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$618.7	$632.5	-2%	—%	-2%
Other Brands	26.6	26.3	-6%	-2%	-4%
Total American Girl Segment	$645.3	$658.8	-2%	—%	-2%
Gross sales for the American Girl segment were $645.3 million in 2014, a decrease of $13.5 million or 2% as reported and in constant currency, compared to 2013. Of the 2% decrease in American Girl Brands gross sales in constant currency, 3% was due to lower sales of BeForever products. Cost of sales increased 2% in 2014, as compared to a 2% decrease in net sales, primarily due to higher product and other costs. Gross margins decreased as a result of efforts to improve consumer takeaway.
American Girl segment income decreased 18% to $113.6 million in 2014, as compared to $138.0 million in 2013, primarily due to lower gross profit and higher advertising and promotion expenses.
Cost Savings Programs
During 2013, Mattel initiated Operational Excellence 3.0, which targeted cumulative gross cost savings of approximately $175 million by the end of 2014. Mattel exceeded its Operational Excellence 3.0 goal by realizing approximately $179 million of cumulative gross cost savings throughout the program. The cost savings program was designed to generate sustainable cost savings through the following primary initiatives:

•	Manufacturing efficiencies through automation, lean manufacturing principles, design for manufacturing, enterprise quality, and packaging optimization;

•	Indirect procurement; and

•	Operational efficiencies related to enhanced International clustering and realignment of North America operations.
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
Beginning in 2015, Mattel initiated the next phase of its cost savings program, Funding Our Future, which targets additional cumulative gross cost savings of approximately $250 million to $300 million by the end of 2016. The cost savings program is designed to generate cost savings through various initiatives, including structural and process improvements and supply chain optimization.
During 2015, Mattel realized gross cost savings before severance charges and investments of approximately $153 million (or approximately $92 million in net cost savings). Of the gross cost savings realized in 2015, approximately $70 million was reflected within gross profit, approximately $73 million within other selling and administrative expenses, and approximately $10 million within advertising and promotion expenses.
Income Taxes
Mattel’s effective tax rate on income before income taxes in 2015 was 20.4%, as compared to 15.0% in 2014. The 2015 income tax provision included net tax benefits of $19.1 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
Mattel’s effective tax rate on income before income taxes in 2014 and 2013 was 15.0% and 17.8%, respectively. The 2014 income tax provision included net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations.
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
Of Mattel’s $892.8 million in cash and equivalents as of December 31, 2015, approximately $742 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of December 31, 2015, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Operating Activities
Cash flows from operating activities were $734.6 million during 2015, as compared to $888.6 million during 2014 and $698.4 million during 2013. The decrease in cash flows from operating activities in 2015 from 2014 was primarily due to higher working capital usage and lower net income. The increase in cash flows from operating activities in 2014 from 2013 was primarily due to lower working capital usage, partially offset by lower net income.
Investing Activities
Cash flows used for investing activities were $282.5 million during 2015, as compared to $708.6 million during 2014 and $242.1 million during 2013. The decrease in cash flows used for investing activities in 2015 from 2014 was primarily due to the acquisition of MEGA Brands in 2014. The increase in cash flows used for investing activities in 2014 from 2013 was primarily due to the acquisition of MEGA Brands.
Financing Activities
Cash flows used for financing activities were $500.2 million during 2015, as compared to $227.3 million during 2014 and $740.0 million during 2013. The increase in cash flows used for financing activities in 2015 from 2014 was primarily due to prior year net proceeds from long-term borrowings and lower proceeds from stock option exercises, partially offset by lower share repurchases. The decrease in cash flows used for financing activities in 2014 from 2013 was primarily due to lower repayments of long-term borrowings and lower share repurchases, partially offset by lower proceeds from stock option exercises.
During 2015, Mattel did not repurchase any shares of its common stock. During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million. During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2015, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

During 2015, 2014, and 2013, Mattel paid total dividends per share of $1.52, $1.52, and $1.44, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. Dividend payments were $515.1 million, $514.8 million, and $494.4 million in 2015, 2014, and 2013, respectively.
Seasonal Financing
See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”
Financial Position
Mattel’s cash and equivalents decreased $78.9 million to $892.8 million at December 31, 2015, as compared to $971.7 million at December 31, 2014. The decrease was primarily due to dividend payments, purchases of tools, dies, and molds and other property, plant, and equipment, partially offset by cash flows from operating activities.
Accounts receivable increased $50.6 million to $1.15 billion at December 31, 2015, as compared to $1.09 billion at December 31, 2014. Inventory increased $25.7 million to $587.5 million at December 31, 2015, as compared to $561.8 million at December 31, 2014. The increase in accounts receivable was primarily due to the later timing of sales in the US. The increase in inventory was primarily due to a shift in North America from direct import sales to trade sales, which requires longer lead times.
Accounts payable and accrued liabilities increased $239.8 million to $1.31 billion at December 31, 2015, as compared to $1.07 billion at December 31, 2014. The increase was primarily due to the extension of credit terms with third-party vendors, tighter management of vendor disbursements, and higher incentive compensation.
As of December 31, 2015, Mattel had foreign short-term borrowings outstanding of $16.9 million, an increase of $16.9 million from December 2014. The current portion of long-term debt increased to $300.0 million at December 31, 2015 due to the scheduled repayment of 2011 Senior Notes in 2016.
A summary of Mattel’s capitalization is as follows:

	December 31,
	2015		2014
	(In millions, except percentage information)
2010 Senior Notes	$500.0	10%	$500.0	9%
2011 Senior Notes	300.0	6	600.0	11
2013 Senior Notes	500.0	10	500.0	9
2014 Senior Notes	500.0	10	500.0	9
Total noncurrent long-term debt	1,800.0	36	2,100.0	38
Other noncurrent liabilities	473.9	10	584.0	10
Stockholders’ equity	2,633.3	54	2,949.1	52
	$4,907.2	100%	$5,633.1	100%

Noncurrent long-term debt decreased by $300.0 million from December 31, 2014 to $1.80 billion at December 31, 2015 due to the reclassification of the 2011 Senior Notes due in November 2016 to current.
Stockholders’ equity decreased $315.8 million from December 31, 2014 to $2.63 billion at December 31, 2015, primarily due to dividend payments and currency translation adjustments, partially offset by net income.
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 41.6% at December 31, 2014 to 44.6% at December 31, 2015 as a result of lower stockholders’ equity.
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
The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2016	2017	2018	2019	2020	Thereafter
	(In millions)
Long-term debt	$2,100.0	$300.0	$—	$250.0	$500.0	$250.0	$800.0
Interest on long-term debt	969.4	72.9	66.6	63.2	54.7	47.9	664.1
Capital leases*	1.2	0.3	0.3	0.3	0.3	—	—
Operating leases	441.7	105.6	78.7	58.4	45.5	41.0	112.5
Minimum guarantees under licensing and similar agreements	411.1	106.0	84.5	101.9	79.3	35.0	4.4
Defined benefit and postretirement benefit plans	399.1	40.9	42.6	41.2	38.9	39.4	196.1
Purchases of inventory, services, and other	438.5	418.0	11.6	5.7	2.1	1.1	—
Total	$4,761.0	$1,043.7	$284.3	$520.7	$720.8	$414.4	$1,777.1

*	Represents total obligation, including imputed interest of $0.2 million.
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
Subsequent Events
In January 2016, Mattel acquired substantially all of the assets of Fuhu, Inc., a developer of high technology products for children and families and best known for its nabi® brand of products. In addition, Mattel completed its acquisition of Sproutling, Inc., a maker of smart technology products for parents and families, in January 2016. These acquisitions are expected to strengthen Mattel's digital and smart technology capabilities and create opportunities to bring new technology-enabled products to market. These acquisitions are immaterial, individually and in the aggregate, to Mattel.
On February 1, 2016, Mattel announced that its Board of Directors declared a first quarter dividend of $0.38 per common share. The dividend is payable on March 4, 2016 to stockholders of record on February 17, 2016.
Litigation
The content of Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation” is hereby incorporated by reference in this Item 7.
Effects of Inflation
Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2015, 2014, or 2013. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.
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
A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2015, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 37% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 48% of net sales. As of December 31, 2015, Mattel’s three largest customers accounted for approximately 34% of net accounts receivable, and its ten largest customers accounted for approximately 47% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.
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
The following table summarizes Mattel’s allowance for doubtful accounts at December 31:

	2015	2014	2013
	(In millions, except percentage information)
Allowance for doubtful accounts	$24.4	$26.3	$20.4
As a percentage of total accounts receivable	1.6%	1.7%	1.6%

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
Mattel believes that its allowance for doubtful accounts at December 31, 2015 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.
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
At the end of each quarter, management within each business segment, North America, International, and American Girl, performs a detailed review of its inventory on an item-by-item basis and identifies products that are believed to be impaired. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:

•	Customer and/or consumer demand for the item;

•	Overall inventory positions of Mattel’s customers;

•	Strength of competing products in the market;

•	Quantity on hand of the item;

•	Sales price of the item;

•	Mattel’s cost for the item; and

•	Length of time the item has been in inventory.
The timeframe between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.
The following table summarizes Mattel’s obsolescence reserve at December 31:

	2015	2014	2013
	(In millions, except percentage information)
Allowance for obsolescence	$45.7	$46.9	$49.1
As a percentage of total inventory	7.2%	7.7%	7.9%
Management believes that its allowance for obsolescence at December 31, 2015 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.
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

During the third quarter of 2015, Mattel assessed its goodwill for impairment by performing the quantitative two-step goodwill impairment test. Mattel determined that its goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit exceeded its carrying value.
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
During the third quarter of 2015, Mattel performed the annual impairment test for the remaining nonamortizable intangible assets as required and determined that its remaining nonamortizable intangible assets were not impaired as the fair values of the nonamortizable intangible assets exceeded their carrying values. Mattel also considered events and circumstances subsequent to these impairment tests in concluding there was no impairment as of December 31, 2015.
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $581.0 million, $694.6 million, and $632.9 million during 2015, 2014, and 2013, respectively.
The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs as of December 31, 2015 are adequate and proper.
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
At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2015, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 4.2%, as compared to 3.8% and 4.7% as of December 31, 2014 and 2013, respectively. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the increase in the discount rate from 3.8% to 4.2% would result in a decrease in benefit plan expense during 2016 of $0.2 million.
The rate of future compensation increases used by Mattel for the benefit obligation and the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2015, 2014, and 2013, based on plan demographics. This assumption is reviewed annually based on historical salary increases for participants in the defined benefit pension plans and impacts the service and interest cost components of plan income or expense.
The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return used in determining plan expense for its domestic defined benefit pension plans was 7.5% during the first half of 2015 and revised to 6.8% for the second half of 2015, as compared to 8.0% in 2014 and 2013. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2016 of $3.5 million.
The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 8.8% in 2015 to 4.5% in 2024, with rates assumed to stabilize in 2023 for participants younger than age 65 and 2024 for participants age 65 and older, were used in determining plan expense for 2015. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2015, Mattel maintained the health care cost trend rates for its other postretirement benefit plan obligation at 7.5% for participants younger than age 65 and 8.8% for participants age 65 and older. For participants younger than age 65, the cost trend rates are estimated to reduce to 4.5% by 2023, with rates assumed to stabilize in 2023. For participants age 65 and older, the cost trend rates are estimated to reduce to 4.5% by 2024, with rates assumed to stabilize in 2024. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would result in an increase in benefit plan expense during 2016 of $0.1 million.
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2015 by $2.0 million and $(1.6) million, respectively, and the service and interest cost recognized for 2015 by $0.1 million and $(0.1) million, respectively.
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
The weighted average grant date fair value of options granted during 2015, 2014, and 2013 was $1.97, $4.57, and $8.80, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2015	2014	2013
Expected life (in years)	4.9	4.9	4.9
Risk-free interest rate	1.5%	1.6%	1.5%
Volatility factor	23.1%	23.7%	31.8%
Dividend yield	6.5%	4.3%	3.4%
The following table summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	(2.6)
Risk-free interest rate	1%	13.0
Volatility factor	1%	7.3
Dividend yield	1%	(16.6)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	1.0
Risk-free interest rate	(1)%	(12.4)
Volatility factor	(1)%	(7.8)
Dividend yield	(1)%	18.7
Mattel recognized compensation expense of $15.2 million, $12.5 million, and $12.1 million for stock options during 2015, 2014, and 2013, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units (“RSUs”), including performance-based restricted stock units (“Performance RSUs”), was $41.5 million, $39.5 million, and $38.2 million in 2015, 2014, and 2013, respectively, and is also included within other selling and administrative expenses. As of December 31, 2015, total unrecognized compensation cost related to unvested share-based payments totaled $85.4 million and is expected to be recognized over a weighted-average period of 2.0 years.
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
Mattel’s effective tax rate on income before income taxes in 2015 was 20.4%, as compared to 15.0% in 2014. The income tax provision included net tax benefits of $19.1 million, $42.6 million, and $32.2 million in 2015, 2014, and 2013, respectively. The 2015 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The 2014 net tax benefits primarily related to the reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations. The 2013 net tax benefits primarily related to the reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
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
New Accounting Pronouncements
See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”
Non-GAAP Financial Measures
To supplement the financial results presented in accordance with GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this Annual Report on Form 10-K include gross sales, adjusted gross margin and adjusted gross profit, adjusted other selling and administrative expenses, adjusted operating income, adjusted earnings per share, and constant currency. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures.
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
A reconciliation between net sales and gross sales is as follows:

	Year Ended December 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2015	2014
	(In millions, except percentage information)
Net Sales	5,702.6	6,023.8	-5%	-7%	2%
Sales adjustments	581.0	694.6
Gross Sales	6,283.6	6,718.4	-6%	-7%	1%

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

	Year Ended December 31,
	2015	2014

Gross Profit	$2,806.4	$3,001.0
Gross Margin	49.2%	49.8%
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	15.0
Adjusted Gross Profit	$2,806.4	$3,016.0
Adjusted Gross Margin	49.2%	50.1%
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

	Year Ended December 31,
	2015	2014

Other Selling and Administrative Expenses	$1,547.6	$1,614.1
Adjustments
MEGA Brands Integration & Acquisition Costs	(14.9)	(28.3)
MEGA Brands Intangible Asset Amortization Expense	(16.7)	(25.4)
Severance Expense	(67.8)	(42.9)
Adjusted Other Selling and Administrative Expenses	$1,448.2	$1,517.5
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

	Year Ended December 31,
	2015	2014

Operating Income	$540.9	$653.7
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	15.0
MEGA Brands Integration & Acquisition Costs	14.9	28.3
MEGA Brands Intangible Asset Amortization Expense	16.7	25.4
Severance Expense	67.8	42.9
Adjusted Operating Income	$640.3	$765.3
Adjusted Earnings Per Share
Adjusted earnings per share represents Mattel’s reported diluted earnings per common share, adjusted to exclude the impact of inventory fair value markup above cost associated with the acquisition of a business, expenses associated with the acquisition and integration of an acquired business, the impact of restructuring and restructuring-related expenses and discrete tax items. Each adjustment is tax effected, if necessary, and divided by the reported weighted average number of common and potential common shares to determine the per-share impact of the adjustment. Adjusted earnings per share is presented to provide additional perspective on underlying trends in Mattel’s core earnings. A reconciliation between earnings per share and adjusted earnings per share is as follows:

	Year Ended December 31,
	2015	2014

Earnings Per Share	$1.08	$1.45
Adjustments
MEGA Brands Inventory Fair Value Markup Above Cost	—	0.04
MEGA Brands Integration & Acquisition Costs	0.03	0.06
MEGA Brands Intangible Asset Amortization Expense	0.04	0.06
Severance Expense	0.16	0.10
Adjusted Earnings Per Share, Including Discrete Tax Items	1.31	1.71
Discrete Tax Items	(0.06)	(0.13)
Adjusted Earnings Per Share	$1.25	$1.58
Constant Currency
Percentage changes in results expressed in constant currency are presented excluding the impact from changes in currency exchange rates. To present this information, current period and prior period results for entities reporting in currencies other than US dollar are translated using consistent exchange rates, rather than using the actual exchange rate in effect during the respective periods. The difference between the current period and prior period results using the consistent exchange rates reflects the changes in the underlying performance results, excluding the impact from changes in currency exchange rates. Mattel analyzes constant currency results to provide additional perspective on changes in underlying trends in Mattel’s operating performance. A reconciliation of constant currency changes in gross sales by brand to the actual changes, including the impact from changes in currency exchange rates, is provided above in “Results of Operations” of this Annual Report on Form 10-K. A reconciliation of constant currency changes in net sales to the actual changes, including the impact from changes in currency exchange rates, is provided above under “Gross Sales.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Australian dollar, Canadian dollar, Brazilian real, Russian ruble, Malaysian ringgit, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel during 2015, 2014, and 2013. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during 2015 were related to its net investments in entities having functional currencies denominated in the Euro, Brazilian real, Mexican peso, and British pound sterling.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the US dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year earnings per share by approximately $0.00 to $0.01. Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2015 are shown below. All contracts in the following table are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with an Indonesian rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars, except for rates)
Australian dollar*	$38,445	0.72	$531	$12,726	0.73	$118
British pound sterling*	16,575	1.51	(348)	—	—	—
Canadian dollar*	—	—	—	36,327	0.79	3,009
Czech koruna	1,140	24.69	(5)	—	—	—
Danish krone	877	6.82	(6)	—	—	—
Euro*	201,087	1.09	(1,106)	383,934	1.13	11,298
Hungarian forint	2,335	288.00	(7)	—	—	—
Japanese yen	—	—	—	6,997	121.37	(67)
Mexican peso	56,397	17.36	614	—	—	—
New Zealand dollar*	17,118	0.67	257	—	—	—
Polish zloty	5,248	3.96	67	—	—	—
Swiss franc	30,862	0.99	(372)	—	—	—
Turkish lira	—	—	—	1,294	2.98	(23)
Singapore dollar	6,383	1.41	(30)	—	—	—
Taiwan dollar	—	—	—	14,156	33.03	(19)
Russian ruble	14,443	70.42	(304)	—	—	—
Indonesian rupiah	44,311	14,102.00	(119)	—	—	—
Brazilian real	—	—	—	14,094	3.88	675
	$435,221		$(828)	$469,528		$14,991

* The weighted average contract rate for these contracts is quoted in US dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2015. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2015. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2015, these contracts had a contract amount of $26.1 million and a fair value of $0.3 million.
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have decreased by approximately $6 million in 2015, increased by approximately $32 million in 2014, and decreased by approximately $9 million in 2013.
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
During February 2015, the Venezuelan government announced the launch of a new three-tiered currency exchange platform, which included a new exchange system called the Marginal Currency System (“SIMADI”). The first tier was used for food, medicine, agriculture, and other essential goods and used the existing official exchange rate of 6.30 BsF per US dollar. The second tier was a merger of the SICAD 1 and SICAD 2 systems, which continued to hold periodic auctions for entities in specific sectors. The third tier was the new SIMADI system, which was intended to be a market-driven exchange that allowed for legal trading of foreign currency based on supply and demand.
Through December 31, 2015, Mattel continued to be unable to access US dollars in Venezuela through the merged SICAD system due to restrictions placed on eligible participants, the amount of US dollars available to purchase through the auction process, and the ineligibility of past import transactions to be settled through SICAD. As such, Mattel does not believe it would have been appropriate to use the SICAD rate as its remeasurement rate as of December 31, 2015.
To date, Mattel has not accessed US dollars in Venezuela through the SIMADI system due to the restrictions associated with SIMADI and the limited access to the exchange. As such, Mattel does not believe it would have been appropriate to use the SIMADI rate as its remeasurement rate as of December 31, 2015. Had Mattel used the SIMADI rate of 198.70 BsF per US dollar as of December 31, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $22 million in its consolidated statement of operations.
During February 2016, the Venezuelan government revised its official exchange rate to 10.00 BsF per US dollar and merged the official exchange rate with the SICAD rate. The official exchange rate will be used for essential imports, such as food and medicine, and the SIMADI rate will be used for all other transactions. Had Mattel used the new official exchange rate of 10.00 BsF per US dollar as of December 31, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $8 million in its consolidated statement of operations.

Mattel is continuing to evaluate its remeasurement rate and is considering a change of its remeasurement rate to the SIMADI rate in the first quarter of 2016, which could result in a pre-tax charge of approximately $22 million.
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in 2015 and had approximately $22 million of net monetary assets denominated in BsF as of December 31, 2015. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.

Greek Operations
During July 2015, Greece defaulted on its debt to the International Monetary Fund, which has led to renewed concerns about its economic and financial stability and the possibility that it will no longer use the Euro as its national currency. If Greece ceases to use the Euro as its national currency, the net monetary assets of Mattel’s Greek subsidiary would be subject to remeasurement, with the remeasurement gains and losses impacting the consolidated statements of operations. During 2015, Mattel’s Greek subsidiary represented less than 1% of Mattel’s consolidated net sales, and net monetary assets for Mattel’s Greek subsidiary and other subsidiaries subject to currency exchange risk in Greece were approximately $16 million.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Christopher A. Sinclair, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Mattel, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2016

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$892,814	$971,650
Accounts receivable, net of allowances of $24.4 million and $26.3 million in 2015 and 2014, respectively	1,145,099	1,094,452
Inventories	587,521	561,755
Prepaid expenses and other current assets	571,429	559,074
Total current assets	3,196,863	3,186,931
Noncurrent Assets
Property, plant, and equipment, net	741,147	737,869
Goodwill	1,384,520	1,392,925
Other noncurrent assets	1,230,159	1,404,258
Total Assets	$6,552,689	$6,721,983
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$16,914	$—
Current portion of long-term debt	300,000	—
Accounts payable	651,681	430,259
Accrued liabilities	658,225	639,844
Income taxes payable	18,752	18,783
Total current liabilities	1,645,572	1,088,886
Noncurrent Liabilities
Long-term debt	1,800,000	2,100,000
Other noncurrent liabilities	473,863	584,026
Total noncurrent liabilities	2,273,863	2,684,026
Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,789,870	1,767,096
Treasury stock at cost: 101.7 million shares and 103.3 million shares in 2015 and 2014, respectively	(2,494,901)	(2,533,566)
Retained earnings	3,745,815	3,896,261
Accumulated other comprehensive loss	(848,899)	(622,089)
Total stockholders’ equity	2,633,254	2,949,071
Total Liabilities and Stockholders’ Equity	$6,552,689	$6,721,983
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	2015	2014	2013
	(In thousands, except per share amounts)
Net Sales	$5,702,613	$6,023,819	$6,484,892
Cost of sales	2,896,255	3,022,797	3,006,009
Gross Profit	2,806,358	3,001,022	3,478,883
Advertising and promotion expenses	717,852	733,243	750,205
Other selling and administrative expenses	1,547,584	1,614,065	1,560,575
Operating Income	540,922	653,714	1,168,103
Interest expense	85,270	79,271	78,505
Interest (income)	(7,230)	(7,382)	(5,555)
Other non-operating (income), net	(1,033)	(5,085)	(3,975)
Income Before Income Taxes	463,915	586,910	1,099,128
Provision for income taxes	94,499	88,036	195,184
Net Income	$369,416	$498,874	$903,944
Net Income Per Common Share—Basic	$1.08	$1.46	$2.61
Weighted average number of common shares	339,172	339,016	343,394
Net Income Per Common Share—Diluted	$1.08	$1.45	$2.58
Weighted average number of common and potential common shares	339,748	340,768	347,459
Dividends Declared Per Common Share	$1.52	$1.52	$1.44
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year
	2015	2014	2013
	(In thousands)
Net Income	$369,416	$498,874	$903,944
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(213,797)	(189,666)	(29,694)
Defined benefit pension plan adjustments	1,649	(29,561)	58,710
Net unrealized (losses) gains on derivative instruments:
Unrealized holding gains (losses)	37,926	39,931	(13,103)
Reclassification adjustment for realized (gains) losses included in net income	(52,588)	883	4,897
	(14,662)	40,814	(8,206)
Other Comprehensive (Loss) Income, Net of Tax	(226,810)	(178,413)	20,810
Comprehensive Income	$142,606	$320,461	$924,754
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	2015	2014	2013
	(In thousands)
Cash Flows From Operating Activities:
Net income	$369,416	$498,874	$903,944
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	233,025	207,701	179,333
Amortization	32,402	41,000	17,060
Asset impairment	—	—	14,000
Deferred income taxes	4,133	8,142	19,632
Share-based compensation	56,691	51,993	61,651
Decrease (increase) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(136,259)	90,285	(48,802)
Inventories	(74,262)	43,392	(116,509)
Prepaid expenses and other current assets	(36,865)	(25,319)	(43,159)
Accounts payable, accrued liabilities, and income taxes payable	248,047	(34,653)	(201,868)
Other, net	38,229	7,149	(86,856)
Net cash flows from operating activities	734,557	888,564	698,426
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(142,363)	(147,236)	(128,080)
Purchases of other property, plant, and equipment	(111,818)	(113,221)	(123,974)
Payments for acquisition, net of cash acquired	—	(423,309)	—
(Payments) proceeds from foreign currency forward exchange contracts	(61,509)	(19,933)	12,849
Other, net	33,195	(4,853)	(2,901)
Net cash flows used for investing activities	(282,495)	(708,552)	(242,106)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(4,278)	(9,844)
Proceeds from short-term borrowings, net	16,914	—	4,278
Payments of long-term borrowings	—	(44,587)	(400,000)
Proceeds from long-term borrowings, net	—	495,459	495,260
Payment of credit facility renewal costs	—	—	(4,003)
Share repurchases	—	(177,162)	(492,740)
Payment of dividends on common stock	(515,073)	(514,813)	(494,371)
Proceeds from exercise of stock options	14,995	43,299	134,506
Other, net	(17,058)	(25,237)	26,952
Net cash flows used for financing activities	(500,222)	(227,319)	(739,962)
Effect of Currency Exchange Rate Changes on Cash	(30,676)	(20,259)	(12,853)
Decrease in Cash and Equivalents	(78,836)	(67,566)	(296,495)
Cash and Equivalents at Beginning of Year	971,650	1,039,216	1,335,711
Cash and Equivalents at End of Year	$892,814	$971,650	$1,039,216
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$120,232	$141,964	$175,603
Interest	83,005	79,122	81,874
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2012	$441,369	$1,727,682	$(2,152,702)	$3,515,181	$(464,486)	$3,067,044
Net income				903,944		903,944
Other comprehensive income, net of tax					20,810	20,810
Purchase of treasury stock			(469,218)			(469,218)
Issuance of treasury stock for stock option exercises		(17,531)	152,278			134,747
Issuance of treasury stock for restricted stock units vesting		(39,293)	20,331			(18,962)
Deferred compensation			610	(590)		20
Share-based compensation		61,651				61,651
Tax benefits from share-based payment arrangements		50,374				50,374
Dividend equivalents for restricted stock units		1,562		(6,042)		(4,480)
Dividends				(494,371)		(494,371)
Balance, December 31, 2013	441,369	1,784,445	(2,448,701)	3,918,122	(443,676)	3,251,559
Net income				498,874		498,874
Other comprehensive loss, net of tax					(178,413)	(178,413)
Purchase of treasury stock			(177,162)			(177,162)
Issuance of treasury stock for stock option exercises		(4,053)	46,323			42,270
Issuance of treasury stock for restricted stock units vesting		(87,827)	45,302			(42,525)
Deferred compensation			672	(543)		129
Share-based compensation		51,993				51,993
Tax benefits from share-based payment arrangements		21,187				21,187
Dividend equivalents for restricted stock units		1,351		(5,379)		(4,028)
Dividends				(514,813)		(514,813)
Balance, December 31, 2014	441,369	1,767,096	(2,533,566)	3,896,261	(622,089)	2,949,071
Net income				369,416		369,416
Other comprehensive loss, net of tax					(226,810)	(226,810)
Purchase of treasury stock			—			—
Issuance of treasury stock for stock option exercises		(3,822)	18,820			14,998
Issuance of treasury stock for restricted stock units vesting		(28,425)	19,345			(9,080)
Deferred compensation			500	(500)		—
Share-based compensation		56,691				56,691
Tax deficiencies from share-based payment arrangements		(2,780)				(2,780)
Dividend equivalents for restricted stock units		1,110		(4,289)		(3,179)
Dividends				(515,073)		(515,073)
Balance, December 31, 2015	$441,369	$1,789,870	$(2,494,901)	$3,745,815	$(848,899)	$2,633,254
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 15 years for machinery and equipment, 3 to 10 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is included in the results of operations.
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
Foreign Currency Translation Exposure
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2015 were related to its net investments in entities having functional currencies denominated in the Euro, Brazilian real, Mexican peso, and British pound sterling.
Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statement of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, British pound sterling, Mexican peso, Australian dollar, Canadian dollar, Brazilian real, Russian ruble, Malaysian ringgit, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel in 2015.
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

Venezuelan Operations
Since 2010, Mattel has accounted for Venezuela as a highly inflationary economy and, accordingly, Mattel’s Venezuelan subsidiary uses the US dollar as its functional currency. Mattel’s Venezuelan subsidiary has been unable to access US dollars as a result of currency restrictions enacted by the Venezuelan government. These currency restrictions, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. Mattel's Venezuelan subsidiary currently uses the official exchange rate as its remeasurement rate.
During February 2015, the Venezuelan government announced the launch of a new three-tiered currency exchange platform, which included a new exchange system called the Marginal Currency System ("SIMADI"). During February 2016, the Venezuelan government revised its official exchange rate to 10.00 BsF per US dollar and eliminated the intermediate tier. The official exchange rate will be used for essential imports, such as food and medicine, and the SIMADI rate will be used for all other transactions.
Had Mattel used the new official exchange rate of 10.00 BsF per US dollar as of December 31, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $8 million in its consolidated statements of operations. Had Mattel used the SIMADI rate of 198.70 BsF per US dollar as of December 31, 2015 as its remeasurement rate, it would have recognized a pre-tax charge of approximately $22 million in its consolidated statements of operations. However, Mattel is continuing to evaluate its remeasurement rate and is considering a change of its remeasurement rate to the SIMADI rate in the first quarter of 2016, which would result in a pre-tax charge of approximately $22 million.
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in 2015 and had approximately $22 million of net monetary assets denominated in Venezuelan bolivar fuerte as of December 31, 2015. If the Venezuelan bolivar fuerte significantly devalues in the future, or if the economic or political conditions in Venezuela significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $95 million.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 will not change the amortization of debt issuance costs, which will continue to follow the existing accounting guidance. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits debt issuance costs associated with line-of-credit arrangements to continue to be deferred and presented as an asset in the balance sheet and subsequently amortized ratably over the term of the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 will be effective for interim and annual reporting periods beginning after December 15, 2015. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2015-03 and ASU 2015-15 on its operating results and financial position.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which conforms US GAAP to IFRS by requiring that all deferred taxes be presented as noncurrent. This guidance does not change the existing requirement that only permits offsetting within a jurisdiction. ASU 2015-17 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2015-17 on its financial position.
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
The change in the carrying amount of goodwill by operating segment for 2015 and 2014 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2013	$547,595	$321,656	$213,988	$1,083,239
Acquisition (a)	175,608	143,679	—	319,287
Currency exchange rate impact	(2,264)	(6,569)	(768)	(9,601)
Balance at December 31, 2014	720,939	458,766	213,220	1,392,925
Currency exchange rate impact	(1,940)	(5,887)	(578)	(8,405)
Balance at December 31, 2015	$718,999	$452,879	$212,642	$1,384,520

(a) Balance has been retrospectively adjusted to reflect final purchase price allocation of the MEGA Brands Inc. acquisition.
In the third quarter of 2015, Mattel performed its annual impairment tests and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value. Mattel has not recorded any goodwill impairment charges since it initially adopted the provisions of ASC 350-20, Goodwill.
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
During 2015, Mattel recognized approximately $11 million of integration costs. There were no transaction costs during 2015. During 2014, Mattel recognized approximately $21 million and $7 million of integration costs and transaction costs, respectively. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.
Other Intangibles
Identifiable intangibles include the following:

	December 31,
	2015	2014
	(In thousands)
Nonamortizable identifiable intangibles	$488,144	$498,517
Identifiable intangibles (net of amortization of $131.5 and $103.6 million at December 31, 2015 and 2014, respectively)	212,161	240,227
	$700,305	$738,744
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
Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During 2015, Mattel performed the annual impairment tests and determined that its nonamortizable intangible assets were not impaired.
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel determined that its amortizable intangible assets were not impaired during 2015.
Note 3—Income Taxes
Consolidated pre-tax income consists of the following:

	For the Year
	2015	2014	2013
	(In thousands)
US operations	$(3,435)	$39,149	$231,372
Foreign operations	467,350	547,761	867,756
	$463,915	$586,910	$1,099,128
The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year
	2015	2014	2013
	(In thousands)
Current
Federal	$(1,405)	$(25,075)	$38,227
State	1,946	(2,029)	6,447
Foreign	89,825	106,998	130,878
	90,366	79,894	175,552
Deferred
Federal	(3,802)	21,987	30,342
State	(2,200)	8,233	(512)
Foreign	10,135	(22,078)	(10,198)
	4,133	8,142	19,632
Provision for income taxes	$94,499	$88,036	$195,184

Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31,
	2015	2014
	(In thousands)
Allowances and reserves	$211,538	$233,434
Research and development expenses	191,057	189,694
Loss carryforwards	150,270	172,347
Deferred compensation	98,832	91,530
Tax credit carryforwards	50,309	54,674
Postretirement benefits	48,648	50,235
Intangible assets	14,035	30,803
Other	71,453	68,604
Gross deferred income tax assets	836,142	891,321
Intangible assets	(305,818)	(298,444)
Other	(2,905)	(3,868)
Gross deferred income tax liabilities	(308,723)	(302,312)
Deferred income tax asset valuation allowances	(77,334)	(133,297)
Net deferred income tax assets	$450,085	$455,712

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31,
	2015	2014
	(In thousands)
Prepaid expenses and other current assets	$195,804	$195,841
Other noncurrent assets	317,391	385,434
Accrued liabilities	(43)	(181)
Other noncurrent liabilities	(63,067)	(125,382)
	$450,085	$455,712

As of December 31, 2015, Mattel had federal and foreign loss carryforwards totaling $640.6 million and tax credit carryforwards of $50.3 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In thousands)
2016 – 2020	$76,686	$684
Thereafter	316,722	45,682
No expiration date	247,200	3,943
Total	$640,608	$50,309
Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $62.2 million was required as of December 31, 2015 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. In addition, management determined that a valuation allowance of $15.1 million was required as of December 31, 2015 for those deferred tax assets for which there is not sufficient evidence as to their ultimate utilization, primarily related to certain foreign affiliates. Changes in the valuation allowance for 2015 primarily relate to (1) decreases in the valuation allowance related to 2015 foreign losses without benefits, (2) certain deferred tax assets and (3) expirations of tax loss and/or tax credit carryforwards. Management believes it is more-likely-than-

not (a greater than 50 percent likelihood) that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $450.1 million. Changes in enacted tax laws, audits in various jurisdictions around the world, settlements, or acquisitions could negatively impact Mattel’s ability to fully realize all of the benefits of its remaining net deferred tax assets.
Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year
	2015	2014	2013
	(In thousands)
Provision at US federal statutory rate	$162,370	$205,419	$384,695
(Decrease) increase resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(56,877)	(107,409)	(165,768)
Foreign losses without income tax benefit	5,843	20,140	3,215
State and local taxes, net of US federal benefit	482	3,760	4,854
Adjustments to previously accrued taxes	(19,134)	(55,026)	(32,200)
Tax restructuring	—	12,400	—
Other	1,815	8,752	388
Provision for income taxes	$94,499	$88,036	$195,184
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
A reconciliation of unrecognized tax benefits is as follows:

	For the Year
	2015	2014	2013
	(In thousands)
Unrecognized tax benefits at January 1	$100,357	$111,370	$285,560
Increases for positions taken in current year	5,724	9,886	12,997
Increases for positions taken in a prior year	22,584	53,221	14,289
Decreases for positions taken in a prior year	(4,242)	(51,421)	(186,555)
Decreases for settlements with taxing authorities	(3,577)	(9,493)	(5,135)
Decreases for lapses in the applicable statute of limitations	(2,747)	(13,206)	(9,786)
Unrecognized tax benefits at December 31	$118,099	$100,357	$111,370
Of the $118.1 million of unrecognized tax benefits as of December 31, 2015, $114.3 million would impact the effective tax rate if recognized.

During 2015, 2014, and 2013, Mattel recognized approximately $0, $2 million, and $1 million of interest and penalties related to unrecognized tax benefits, respectively, which are reflected in provision for income taxes in the consolidated statements of operations. As of December 31, 2015, Mattel accrued $18.3 million in interest and penalties related to unrecognized tax benefits. Of this balance, $17.4 million would impact the effective tax rate if recognized. As of December 31, 2014, Mattel accrued $18.1 million in interest and penalties related to unrecognized tax benefits.
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
In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In May 2014, the IRS completed its audit of Mattel’s 2010 and 2011 federal income tax returns. Mattel remains subject to IRS examination for the 2012 through 2015 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2008 through 2015 tax years, New York for the 2010 through 2015 tax years, and Wisconsin for the 2008 through 2015 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong for the 2009 through 2015 tax years, Brazil, Mexico and Netherlands for the 2010 through 2015 tax years and Russia for the 2012 through 2015 tax years. Based on the current status of federal, state, local and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by approximately $10 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
The income tax provision included net tax benefits of $19.1 million, $42.6 million, and $32.2 million in 2015, 2014, and 2013, respectively. The 2015 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The 2014 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations. The 2013 net tax benefits primarily relate to the reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and upon which no deferred US income taxes have been provided is approximately $6.8 billion as of December 31, 2015. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to indefinitely reinvest such earnings. It is not practicable for Mattel to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits, the complexity of Mattel's international holding company structure, the rules governing the utilization of foreign tax credits, and the interplay between utilization of such foreign tax credits and Mattel’s other significant tax attributes.
US GAAP requires that excess tax benefits related to the exercise of nonqualified stock options and vesting of other stock compensation awards be credited to additional paid-in capital in the period in which such amounts reduce current taxes payable and tax benefit (deficiencies) related to the exercise of nonqualified stock options and vesting of other stock compensation be debited to additional paid-in capital. The exercise of nonqualified stock options and vesting of other stock compensation awards resulted in a (decrease)/increase to additional paid-in capital totaling $(2.8) million, $21.2 million, and $50.4 million in 2015, 2014, and 2013, respectively.
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

A summary of retirement plan expense is as follows:

	For the Year
	2015	2014	2013
	(In thousands)
Defined contribution retirement plans	$40,673	$43,819	$43,694
Defined benefit pension plans	14,779	18,124	30,747
Deferred compensation and excess benefit plans	225	4,840	9,298
Postretirement benefit plans	1,396	1,461	2,245
	$57,073	$68,244	$85,984

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
A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2015	2014	2013	2015	2014	2013
	(In thousands)
Net periodic benefit cost:
Service cost	$6,105	$7,515	$12,982	$54	$67	$82
Interest cost	26,007	27,708	25,580	1,194	1,377	1,585
Expected return on plan assets	(29,850)	(31,833)	(29,786)	—	—	—
Amortization of prior service credit	(465)	(1,037)	(1,057)	—	—	—
Recognized actuarial loss	15,168	15,771	21,193	148	17	578
Settlement loss	6,453	—	1,835	—	—	—
Curtailment gain	(8,639)	—	—	—	—	—
Net periodic benefit cost	$14,779	$18,124	$30,747	$1,396	$1,461	$2,245
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(8,813)	$48,502	$(95,744)	$(3,130)	$(2,205)	$3,470
Prior service cost	8,691	20	—	—	—	—
Amortization of prior service credit	465	1,037	1,057	—	—	—
Total recognized in other comprehensive income (a)	$343	$49,559	$(94,687)	$(3,130)	$(2,205)	$3,470
Total recognized in net periodic benefit cost and other comprehensive income	$15,122	$67,683	$(63,940)	$(1,734)	$(744)	$5,715

(a)	Amounts exclude related tax expense (benefit) of $1.1 million, $(17.8) million, and $32.5 million, during 2015, 2014, and 2013, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year
	2015	2014	2013
Defined benefit pension plans:
Discount rate	3.8%	4.7%	4.0%
Weighted average rate of future compensation increases	3.8%	3.8%	3.8%
Long-term rate of return on plan assets	(a)	8.0%	8.0%
Postretirement benefit plans:
Discount rate	3.8%	4.7%	4.0%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.5%	8.5%	8.5%
Post-65	8.8%	7.5%	7.5%
Ultimate cost trend rate:
Pre-65	4.5%	6.1%	6.1%
Post-65	4.5%	5.4%	5.4%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2023	2030	2030
Post-65	2024	2030	2030

(a)
A long-term rate of return on plan assets of 7.5% was used for the first half of 2015. A long-term rate of return on plan assets of 6.8% was used for the second half of 2015, resulting from a change in the plans' target asset allocation.

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
The estimated net actuarial loss and prior service cost for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 is $9.3 million. The estimated net actuarial loss for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 is $0.1 million.

Mattel used a measurement date of December 31, 2015 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2015	2014	2015	2014
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$677,641	$616,938	$34,402	$37,914
Service cost	6,105	7,515	54	67
Interest cost	26,007	27,708	1,194	1,377
Impact of currency exchange rate changes	(11,016)	(10,673)	—	—
Actuarial (gain) loss	(14,604)	75,839	(2,981)	(2,188)
Benefits paid	(67,994)	(39,686)	(2,253)	(2,768)
Plan amendments	(4,649)	—	—	—
Benefit obligation, end of year	$611,490	$677,641	$30,416	$34,402
Change in Plan Assets:
Plan assets at fair value, beginning of year	$475,940	$456,445	$—	$—
Actual return on plan assets	(690)	43,804	—	—
Employer contributions	33,353	21,596	2,253	2,768
Impact of currency exchange rate changes	(5,335)	(6,219)	—	—
Benefits paid	(67,994)	(39,686)	(2,253)	(2,768)
Plan assets at fair value, end of year	$435,274	$475,940	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(176,216)	$(201,701)	$(30,416)	$(34,402)
Current accrued benefit liability	(7,416)	(2,540)	(3,300)	(3,600)
Noncurrent accrued benefit liability	(168,800)	(199,161)	(27,116)	(30,802)
Total accrued benefit liability	$(176,216)	$(201,701)	$(30,416)	$(34,402)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss	$244,780	$253,593	$1,784	$4,914
Prior service cost (credit)	120	(9,036)	—	—
	$244,900	$244,557	$1,784	$4,914

(a)	Amounts exclude related tax benefits of $86.8 million and $88.0 million for December 31, 2015 and 2014, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2015 and 2014 totaled $589.2 million and $632.2 million, respectively.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31,
	2015	2014
Defined benefit pension plans:
Discount rate	4.2%	3.8%
Weighted average rate of future compensation increases	3.8%	3.8%
Postretirement benefit plans:
Discount rate	4.2%	3.8%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.5%
Post-65	8.3%	8.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2023	2023
Post-65	2024	2024
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2015 by $2.0 million and $(1.6) million, respectively, and the service and interest cost recognized for 2015 by $0.1 million and $(0.1) million, respectively.
The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2016	$37,588	$3,300
2017	39,477	3,100
2018	38,114	3,100
2019	35,783	3,100
2020	36,547	2,900
2021 – 2025	182,695	13,400
Mattel expects to make cash contributions totaling approximately $12 million to its defined benefit pension and postretirement benefit plans in 2016, which includes approximately $11 million for benefit payments for its unfunded plans.
Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans’ assets to expected benefit payments. Mattel monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel’s domestic plan assets, which comprise 79% of Mattel’s total plan assets, are 42% in US equities, 28% in non-US equities, 20% in fixed income securities, and 10% in real estate securities. The US equities are benchmarked against the S&P 500, and the non-US equities are benchmarked against a combination of developed and emerging markets indices. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include US government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in “Note 10 to the Consolidated Financial Statements—Fair Value Measurements,” as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$86,466	$—	$86,466
International equity securities	—	255,694	—	255,694
International fixed income	—	44,118	—	44,118
US government and US government agency securities	—	1,540	—	1,540
US corporate debt instruments	—	31,254	—	31,254
International corporate debt instruments	—	5,612	—	5,612
Mutual funds	567	—	—	567
Other	—	10,023	—	10,023
Total	$567	$434,707	$—	$435,274

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Collective trust funds:
US equity securities	$—	$174,027	$—	$174,027
International equity securities	—	166,432	—	166,432
International fixed income	—	47,260	—	47,260
US government and US government agency securities	—	36,531	—	36,531
US corporate debt instruments	—	24,628	—	24,628
International corporate debt instruments	—	4,700	—	4,700
Mutual funds	561	15,000	—	15,561
Other	—	6,801	—	6,801
Total	$561	$475,379	$—	$475,940
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
Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rates of return on plan assets of 7.5% and 6.8% used in determining plan expense for the six months ended June 30, 2015 and December 31, 2015, respectively, were reasonable based on historical returns.
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
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2015 and 2014 was $71.7 million and $73.6 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $67.3 million and $67.6 million as of December 31, 2015 and 2014, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.
Incentive Compensation Plans
Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and are subject to certain approvals of the Compensation Committee of the Board of Directors. For 2015, 2014, and 2013, $50.2 million, $25.2 million, and $65.0 million, respectively, was charged to expense for awards under these plans.
Mattel had two long-term incentive program (“LTIP”) performance cycles in place for the time period between 2013 and 2015: (i) a January 1, 2011—December 31, 2013 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2011, and (ii) a January 1, 2014—December 31, 2016 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2014.
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
For the January 1, 2011—December 31, 2013 LTIP performance cycle, the weighted average grant date fair values of the 2011-2013 performance-related and 2011-2013 market-related components of the Performance RSUs were $42.30 and $4.59 per share, respectively, for 2013. During 2013, $10.0 million was charged to expense relating to the 2011-2013 performance-related components. Additionally, during 2013, Mattel recognized share-based compensation expense of $1.4 million for the 2011-2013 market-related component.
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
For the January 1, 2014—December 31, 2016 LTIP performance cycle, the weighted average grant date fair values of the performance-related and market-related components of the Performance RSUs were $23.14 and $(3.57) per share, respectively, for 2015, and $39.03 and ($3.57) per share, respectively, for 2014. During 2014, actual results did not meet minimum performance thresholds. In 2015, no expense was recognized, as it is not probable that shares will be earned for the 2014-2016 performance cycle, since the downward adjustment from the 2014-2016 market-related component is expected to offset any shares earned for the 2014-2016 performance-related component.
The fair values of the performance-related components were based on the closing stock prices of Mattel’s common stock on each of the grant dates. The fair values of the market-related component were estimated at the grant dates using a Monte Carlo valuation methodology.
Note 5—Seasonal Financing and Debt
Seasonal Financing
Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group. The facility is used as a back-up to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement governing the credit facility was amended and restated on June 8, 2015 to, among other things, (i) extend the maturity date of the credit facility to June 9, 2020, (ii) amend the definition of consolidated earnings before interest, taxes, depreciation, and amortization (“Consolidated EBITDA”) used in calculating Mattel’s financial ratio covenants, and (iii) increase the maximum allowed consolidated debt-to-Consolidated EBITDA ratio to 3.50 to 1. The aggregate commitments under the credit facility remain at $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the credit facility to $1.85 billion under certain circumstances. In addition, applicable interest rate margins remain within a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, and the commitment fees range from 0.08% to 0.28% of the unused commitments under the credit facility, in each case depending on Mattel’s senior unsecured long-term debt rating.
The proportion of unamortized debt issuance costs from the prior facility renewal related to creditors involved in both the prior facility and amended facility and borrowing costs incurred as a result of the amendment were deferred, and such costs will be amortized over the term of the amended facility.
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2015. As of December 31, 2015, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 2.43 to 1 (compared to a maximum allowed of 3.50 to 1), and Mattel’s interest coverage ratio was 10.22 to 1 (compared to a minimum required of 3.50 to 1).
The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.
Mattel believes its cash on hand, amounts available under its credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2016.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2015, foreign credit lines totaled approximately $340 million. Mattel expects to extend the majority of these credit lines throughout 2016.
Additionally, sales of foreign receivables occur periodically to finance seasonal working capital requirements. The outstanding amounts of accounts receivable that have been sold under international factoring arrangements were $19.5 million and $22.3 million at December 31, 2015 and 2014, respectively. These amounts have been excluded from Mattel’s consolidated balance sheets.

In January 2016, a major credit rating agency changed Mattel's long-term credit rating from A- to BBB+, maintained its short-term credit rating of F2, and changed its outlook from negative to stable. In January 2015, a major credit rating agency changed Mattel’s long-term credit rating from BBB+ to BBB and maintained its short-term credit rating of A-2 and outlook at stable. Another major credit rating agency maintained Mattel’s long-term credit rating of Baa1 and short-term credit rating of P-2 and changed its outlook from stable to negative. A third major credit rating agency maintained Mattel’s long-term credit rating of A- and short-term credit rating of F2 and changed its outlook from stable to negative. A reduction in Mattel’s credit ratings could increase the cost of obtaining financing.
Short-Term Borrowings
As of December 31, 2015, Mattel had foreign short-term bank loans outstanding of $16.9 million. As of December 31, 2014, Mattel had no foreign short-term bank loans outstanding. As of December 31, 2015 and 2014, Mattel had no borrowings outstanding under the credit facility.
During 2015 and 2014, Mattel had average borrowings of $2.9 million and $17.5 million, respectively, under its foreign short-term bank loans, and $374.3 million and $680.8 million, respectively, under the credit facility and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate on foreign short-term bank loans during 2015 and 2014 was 13.7% and 11.2%, respectively. The weighted average interest rate on the credit facility and other short-term borrowings during 2015 and 2014 was 0.3% and 0.2%, respectively.
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
Mattel’s 2010 Senior Notes bear interest at fixed rates ranging from 4.35% to 6.20%, with a weighted average interest rate of 5.28% as of December 31, 2015 and 2014. Mattel’s 2011 Senior Notes bear interest at fixed rates ranging from 2.50% to 5.45%, with a weighted average interest rate of 3.98% as of December 31, 2015 and 2014. Mattel’s 2013 Senior Notes bear interest at fixed rates ranging from 1.70% to 3.15%, with a weighted average interest rate of 2.43% as of December 31, 2015 and 2014. Mattel’s 2014 Senior Notes bear interest at a fixed rate of 2.35% as of December 31, 2015.
During 2014, Mattel repaid $44.6 million of long-term borrowings assumed through the acquisition of MEGA Brands.

Mattel’s long-term debt consists of the following:

	December 31,
	2015	2014
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000
	2,100,000	2,100,000
Less: current portion	(300,000)	—
Total long-term debt	$1,800,000	$2,100,000
The aggregate amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	2014 Senior Notes	Total
	(In thousands)
2016	$—	$300,000	$—	$—	$300,000
2017	—	—	—	—	—
2018	—	—	250,000	—	250,000
2019	—	—	—	500,000	500,000
2020	250,000	—	—	—	250,000
Thereafter	250,000	300,000	250,000	—	800,000
	$500,000	$600,000	$500,000	$500,000	$2,100,000
Note 6—Stockholders’ Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2015, Mattel did not repurchase any shares of its common stock. During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million. During 2013, Mattel repurchased 11.0 million shares of its common stock at a cost of $469.2 million. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2015, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
Dividends
During 2015, 2014, and 2013, Mattel paid total dividends per share of $1.52, $1.52, and $1.44, respectively, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	37,926	(6,443)	(213,797)	(182,314)
Amounts reclassified from accumulated other comprehensive income (loss)	(52,588)	8,092	—	(44,496)
Net (decrease) increase in other comprehensive income	(14,662)	1,649	(213,797)	(226,810)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$(159,858)	$(704,404)	$(848,899)
	For the Year Ended December 31, 2014
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)
Other comprehensive income (loss) before reclassifications	39,931	(38,969)	(189,666)	(188,704)
Amounts reclassified from accumulated other comprehensive income (loss)	883	9,408	—	10,291
Net increase (decrease) in other comprehensive income	40,814	(29,561)	(189,666)	(178,413)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)
	For the Year Ended December 31, 2013
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2012	$(2,583)	$(190,656)	$(271,247)	$(464,486)
Other comprehensive (loss) income before reclassifications	(13,103)	44,288	(29,694)	1,491
Amounts reclassified from accumulated other comprehensive income (loss)	4,897	14,422	—	19,319
Net (decrease) increase in other comprehensive income	(8,206)	58,710	(29,694)	20,810
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$(131,946)	$(300,941)	$(443,676)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statement of operations:

	For the Year			Statements of Operations Classification
	2015	2014	2013
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$52,037	$(916)	$(5,735)	Cost of sales
	551	33	838	Provision for income taxes
	$52,588	$(883)	$(4,897)	Net income
Defined Benefit Pension Plans
Amortization of prior service credit	$465	$1,037	$1,057	(a)
Recognized actuarial loss	(15,316)	(15,788)	(21,771)	(a)
Settlement loss	(6,453)	—	(1,835)	Other selling and administrative expenses
Curtailment gain	8,639	—	—	Other selling and administrative expenses
	(12,665)	(14,751)	(22,549)
	4,573	5,343	8,127	Provision for income taxes
	$(8,092)	$(9,408)	$(14,422)	Net income

(a)
The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans” for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
For 2015, currency translation adjustments resulted in a net loss of $213.8 million, primarily due to the weakening of the Euro, Brazilian real, Mexican peso, and British pound sterling against the US dollar. For 2014, currency translation adjustments resulted in a net loss of $189.7 million, primarily due to the weakening of the Euro, Mexican peso, British pound sterling, Russian ruble, and Brazilian real against the US dollar. For 2013, currency translation adjustments resulted in a net loss of $29.7 million, primarily due to the weakening of the Brazilian real, Australian dollar, and Indonesian rupiah against the US dollar, partially offset by the strengthening of the Euro against the US dollar.
Note 7—Share-Based Payments
Mattel Stock Option Plans
In May 2015, Mattel’s stockholders approved the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the “Amended 2010 Plan”). The 2010 Equity and Long-Term Compensation Plan was approved by Mattel's stockholders in May 2010 (the "2010 Plan"). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the “2005 Plan”), except with respect to grants then outstanding under the 2005 Plan. All restricted stock unit (“RSU”) awards made under the 2005 Plan have vested as of December 31, 2015. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. The terms of the Amended 2010 Plan are substantially similar to the terms of the 2010 Plan and the 2005 Plan.
Under the Amended 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, performance awards, and shares of common stock to officers, employees, and other persons providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment or service with Mattel. Nonqualified stock options are granted at not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than 10 years from the date of grant, and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally during a period of 3 years from the date of grant. In the event of a retirement of an employee aged 55 years or older with 5 or more years of service, or the death or disability of an employee, that occurs in each case at least 6 months after the grant date, nonqualified stock options become fully vested. Similar provisions exist for non-employee directors. Time-vesting RSUs granted under the Amended 2010

Plan generally vest over a period of 3 years from the date of grant. In the event of the involuntary termination of an employee aged 55 years or older with 5 or more years of service, or the death or disability of an employee, that occurs at least 6 months after the grant date, RSUs become fully vested. The Amended 2010 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. The Amended 2010 Plan expires on March 26, 2025, except as to any grants then outstanding.
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) 77 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2015, there were approximately 33 million shares of common stock available for grant remaining under the 2010 Plan.
As of December 31, 2015, total unrecognized compensation cost related to unvested share-based payments totaled $85.4 million and is expected to be recognized over a weighted-average period of 2.0 years.
Stock Options
Mattel recognized compensation expense of $15.2 million, $12.5 million, and $12.1 million for stock options during 2015, 2014, and 2013, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations. Income tax benefits related to stock option compensation expense recognized in the consolidated statements of operations during 2015, 2014, and 2013 totaled $5.5 million, $3.5 million, and $3.8 million, respectively.
The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. The weighted average grant date fair value of options granted during 2015, 2014, and 2013 was $1.97, $4.57, and $8.80, respectively.
The following weighted average assumptions were used in determining the fair value of options granted:

	2015	2014	2013
Expected life (in years)	4.9	4.9	4.9
Risk-free interest rate	1.5%	1.6%	1.5%
Volatility factor	23.1%	23.7%	31.8%
Dividend yield	6.5%	4.3%	3.4%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Outstanding at January 1	10,523	$30.77	9,218	$27.48	14,630	$22.34
Granted	9,112	23.37	3,373	35.33	1,488	42.70
Exercised	(764)	19.63	(1,891)	22.35	(6,828)	19.74
Forfeited	(717)	31.34	(166)	36.85	(60)	33.18
Canceled	(254)	35.07	(11)	25.28	(12)	20.02
Outstanding at December 31	17,900	$27.39	10,523	$30.77	9,218	$27.48
Exercisable at December 31	7,498	$30.09	5,810	$26.07	6,135	$22.70

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2015, 2014, and 2013 was $4.9 million, $24.1 million, and $156.6 million, respectively. At December 31, 2015, options outstanding had an intrinsic value of $49.7 million, with a weighted average remaining life of 7.9 years. At December 31, 2015, options exercisable had an intrinsic value of $16.3 million, with a weighted average remaining life of 6.0 years. At December 31, 2015, stock options vested or expected to vest totaled 17.6 million shares, with a total intrinsic value of $48.3 million, weighted average exercise price of $27.48, and weighted average remaining life of 7.9 years. During 2015, approximately 2 million stock options vested. The total grant date fair value of stock options vested during 2015, 2014, and 2013 was approximately $12 million, $12 million, and $13 million, respectively.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2015, 2014, and 2013 was $15.0 million, $43.3 million, and $134.5 million, respectively.
Restricted Stock Units
RSUs are valued at the market value on the date of grant and the expense is evenly attributed to the periods in which the restrictions lapse, which is generally 3 years from the date of grant.
Compensation expense recognized related to grants of RSUs, excluding Performance RSUs, was $41.5 million, $39.5 million, and $38.2 million in 2015, 2014, and 2013, respectively, and is included within other selling and administrative expenses in the consolidated statements of operations. Income tax benefits related to RSU compensation expense recognized in the consolidated statements of operations during 2015, 2014, and 2013 totaled $11.0 million, $10.6 million, and $10.6 million, respectively.
The following is a summary of RSU information and weighted average grant date fair values for Mattel’s RSUs, excluding Performance RSUs:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average grant date fair value)
Unvested at January 1	3,173	$37.10	3,036	$34.94	3,505	$28.24
Granted	2,332	23.54	1,786	34.83	1,116	42.82
Vested	(1,159)	37.29	(1,426)	29.77	(1,337)	24.53
Forfeited	(608)	34.67	(223)	36.27	(248)	31.82
Unvested at December 31	3,738	$28.98	3,173	$37.10	3,036	$34.94
At December 31, 2015, RSUs expected to vest totaled 3.6 million shares, with a weighted average grant date fair value of $29.11. The total grant date fair value of RSUs vested during 2015, 2014, and 2013 was $43.2 million, $42.5 million, and $32.8 million, respectively.
Mattel recognized compensation expense of $11.4 million during 2013 for Performance RSUs granted in connection with its January 1, 2011–December 31, 2013 LTIP performance cycle, more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.” Income tax benefits related to Performance RSU compensation expense recognized in the consolidated statements of operations during 2013 totaled $4.2 million.
During 2014, no compensation expense and no related income tax benefit was recognized for Performance RSUs granted in connection with its January 1, 2014 - December 31, 2016 LTIP performance cycle as actual results did not meet minimum performance thresholds. In 2015, no compensation expense and no related income tax benefit was recognized as it is not probable that shares will be earned for the 2014-2016 performance cycle, since the downward adjustment from the 2014-2016 market-related component is expected to offset any shares earned for the 2014-2016 performance-related component. This is also more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.”
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
The following table reconciles earnings per common share:

	For the Year
	2015	2014	2013
	(In thousands, except per share amounts)
Basic:
Net income	$369,416	$498,874	$903,944
Less: Net income allocable to participating RSUs	(3,179)	(4,028)	(8,335)
Net income available for basic common shares	$366,237	$494,846	$895,609
Weighted average common shares outstanding	339,172	339,016	343,394
Basic net income per common share	$1.08	$1.46	$2.61
Diluted:
Net income	$369,416	$498,874	$903,944
Less: Net income allocable to participating RSUs	(3,179)	(4,028)	(8,291)
Net income available for diluted common shares	$366,237	$494,846	$895,653
Weighted average common shares outstanding	339,172	339,016	343,394
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	576	1,752	4,065
Weighted average number of common and potential common shares	339,748	340,768	347,459
Diluted net income per common share	$1.08	$1.45	$2.58
The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 9.6 million shares, 2.8 million shares, and 0.6 million shares were excluded from the calculation of diluted net income per common share for 2015, 2014, and 2013, respectively, because they were antidilutive.
Note 9—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2015 and 2014, Mattel held foreign currency forward exchange contracts with notional amounts of $930.8 million and $1.19 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2015	December 31, 2014
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$15,279	$31,982
Foreign currency forward exchange contracts	Other noncurrent assets	1,611	1,443
Total derivatives designated as hedging instruments		$16,890	$33,425
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,216	$318
Total		$18,106	$33,743

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2015	December 31, 2014
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$1,214	$2,408
Foreign currency forward exchange contracts	Other noncurrent liabilities	219	36
Total derivatives designated as hedging instruments		$1,433	$2,444
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$2,287	$10,954
Total		$3,720	$13,398
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Statements of Operations Classification
	For the Year 2015	For the Year 2014	For the Year 2013
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gain (loss) recognized in OCI	$37,926	$39,931	$(13,103)
Amount of gain (loss) reclassified from accumulated OCI to statements of operations	52,588	(883)	(4,897)	Cost of sales

The net gains (losses) of $52.6 million, $(0.9) million, and $(4.9) million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2015, 2014, and 2013, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Statements of Operations Classification
	For the Year 2015	For the Year 2014	For the Year 2013
	(In thousands)
Amount of (loss) gain recognized in the statements of operations:
Foreign currency forward exchange contracts	$(51,679)	$(31,485)	$17,975	Non-operating income/expense
Cross currency swap contract	5,288	—	—	Non-operating income/ expense
Foreign currency forward exchange contracts	(265)	732	(4,455)	Cost of sales
Total	$(46,656)	$(30,753)	$13,520
The net (losses) gains of $(46.7) million, $(30.8) million, and $13.5 million recognized in the consolidated statements of operations during 2015, 2014, and 2013, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.
Note 10—Fair Value Measurements
The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2015 and 2014 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities include the following:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$18,106	$—	$18,106
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$3,720	$—	$3,720

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$33,743	$—	$33,743
Auction rate security (b)	—	—	30,960	30,960
Total assets	$—	$33,743	$30,960	$64,703
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$13,398	$—	$13,398

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

During 2015, Mattel sold its auction rate security and received proceeds of $32.3 million, resulting in a gain of $1.3 million for the year ended December 31, 2015. The following table presents information about Mattel's investments measured and reported at fair value on a recurring basis using significant Level 3 inputs:

Level 3
(In thousands)
Balance at December 31, 2012	$19,256
Unrealized gain	9,639
Balance at December 31, 2013	$28,895
Unrealized gain	2,065
Balance at December 31, 2014	$30,960
Proceeds from sale	(32,250)
Gain on sale	1,290
Balance at December 31, 2015	$—
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
During 2015, 2014, and 2013, Mattel did not have any other assets or liabilities measured and reported at fair value on a non-recurring basis in periods subsequent to initial recognition.
Other Financial Instruments
Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying value of these instruments approximate their fair value because of their short-term nature and are classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.15 billion (compared to a carrying value of $2.10 billion) as of December 31, 2015 and $2.18 billion (compared to a carrying value of $2.10 billion) as of December 31, 2014. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.
Note 11—Commitments and Contingencies
Leases
Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place leases in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl store leases in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2015, 2014, and 2013, contingent rental expense was not material. The following table shows the future minimum obligations under lease commitments in effect at December 31, 2015:

	Capital Leases		Operating Leases
	(In thousands)
2016	$294		$105,615
2017	294		78,691
2018	294		58,359
2019	294		45,490
2020	25		41,023
Thereafter	—		112,531
	$1,201	(a)	$441,709

(a)	Includes $0.2 million of imputed interest.
Rental expense under operating leases amounted to $114.9 million, $120.9 million, and $111.0 million for 2015, 2014, and 2013, respectively, net of sublease income of $2.7 million, $2.6 million, and $0.9 million in 2015, 2014, and 2013, respectively.
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
Licensing and similar agreements in effect at December 31, 2015 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2016	$106,048
2017	84,452
2018	101,887
2019	79,269
2020	34,973
Thereafter	4,466
$411,095
Royalty expense for 2015, 2014, and 2013 was $264.6 million, $242.4 million, and $246.9 million, respectively.

The following table shows the future minimum obligations for purchases of inventory, services, and other as of December 31, 2015:

Other Purchase Obligations
(In thousands)
2016	$417,963
2017	11,639
2018	5,691
2019	2,075
2020	1,105
$438,473
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and property risks. Far West insures the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence and $2.0 million per year for product liability risks, and up to $1.0 million per occurrence for property risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2015 and 2014 totaled $13.9 million and $14.2 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.
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
In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, plus attorney's fees, as adjusted for inflation and interest. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel do Brasil filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel do Brasil’s motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel do Brasil. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest, plus attorney's fees. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel do Brasil’s right to offset its counterclaim award of approximately $7.5 million. Mattel do Brasil filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the “accounting documents” of Yellowstone. On April 26, 2015, a decision on the motion for clarification was rendered. The Appeals Court ruled that the motion for clarification was denied and imposed a fine on Mattel do Brasil equal to 1% of the value of the claims made for the delay caused by the motion. On July 3, 2015, Mattel do Brasil filed a special appeal to the Superior Court of Justice based upon both procedural and substantive grounds. This special appeal seeks to reverse the Appeals Court's decision of July 26, 2013, and to reverse the fine as inappropriate under the law. This special appeal was submitted to the Appeals Court which must rule on its admissibility before it is transferred to the Superior Court.
Yellowstone also filed a special appeal in February 2015, which was made available to Mattel do Brasil on October 7, 2015. Yellowstone's special appeal seeks to reverse the Appeals Court decision with respect to: (a) the limitation on Yellowstone's loss of profits claim to the amount requested in the complaint, instead of the amount contained in the first court-appointed experts report, and (b) the award of damages to Mattel do Brasil on the counterclaim, since the specific amount was not requested in Mattel do Brasil's counterclaim brief.
On October 19, 2015, Mattel do Brasil filed its answer to the special appeal filed by Yellowstone and Yellowstone filed its answer to the special appeal filed by Mattel do Brasil. The parties are awaiting the Appeals Court ruling on the admissibility of the special appeals before they are transferred to the Superior Court.
Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $12.3 million. The high end of this range, approximately $12.3 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney's fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $5.5 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel do Brasil believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision and currently does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel do Brasil may be required by the Trial Court to place a bond or the full amount of the damage award in escrow pending an appeal decision by the Superior Court.
Note 12—Segment Information
Description of Segments
Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into four major brand categories, including the Construction and Arts & Crafts brand category, which was introduced in the second quarter of 2014:
Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Disney Classics®, Ever After High®, Little Mommy®, and Polly Pocket (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS®, Disney Planes™, BOOMco®, Radica®, Toy Story®, Max Steel®, WWE® Wrestling, DC Comics™, and games and puzzles (collectively “Entertainment”).
Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Laugh & Learn®, and Imaginext® (collectively “Core Fisher-Price”), Thomas & Friends®, Dora the Explorer®, Mickey Mouse® Clubhouse, and Disney Jake and the Never Land Pirates® (collectively “Fisher-Price Friends”), and Power Wheels®.
American Girl Brands—including Truly Me®, BeForever®, and Bitty Baby®. American Girl® Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.
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

	For the Year
	2015	2014	2013
	(In thousands)
Revenues by Segment
North America	$3,083,873	$3,011,633	$3,181,205
International	2,603,537	3,061,506	3,277,840
American Girl	596,218	645,309	658,768
Gross sales	6,283,628	6,718,448	7,117,813
Sales adjustments	(581,015)	(694,629)	(632,921)
Net sales	$5,702,613	$6,023,819	$6,484,892
Segment Income
North America	$538,249	$459,833	$723,834
International	321,068	359,904	622,910
American Girl	69,899	113,571	138,029
	929,216	933,308	1,484,773
Corporate and other expense (a)	(388,294)	(279,594)	(316,670)
Operating income	540,922	653,714	1,168,103
Interest expense	85,270	79,271	78,505
Interest (income)	(7,230)	(7,382)	(5,555)
Other non-operating (income), net	(1,033)	(5,085)	(3,975)
Income before income taxes	$463,915	$586,910	$1,099,128

(a)
Corporate and other expense includes (i) incentive compensation expense of $50.2 million, $25.2 million, and $65.0 million for 2015, 2014, and 2013, respectively, (ii) $72.0 million, $51.8 million, and $17.6 million of charges related to severance and other termination-related costs for 2015, 2014, and 2013, respectively, (iii) share-based compensation expense of $56.7 million, $52.0 million, and $61.7 million for 2015, 2014, and 2013, respectively, and (iv) legal fees associated with MGA litigation matters.

	For the Year
	2015	2014	2013
	(In thousands)
Depreciation and Amortization by Segment
North America	$122,757	$118,633	$84,935
International	90,269	86,011	71,380
American Girl	22,054	18,434	17,364
	235,080	223,078	173,679
Corporate and other	30,347	25,623	22,714
Depreciation and amortization	$265,427	$248,701	$196,393
Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31,
	2015	2014	2013
	(In thousands)
Assets by Segment
North America	$764,945	$698,357	$723,886
International	759,709	778,849	920,770
American Girl	108,414	108,667	100,438
	1,633,068	1,585,873	1,745,094
Corporate and other	99,552	70,334	83,854
Accounts receivable and inventories, net	$1,732,620	$1,656,207	$1,828,948
Mattel sells a broad variety of toy products, which are grouped into four major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, American Girl Brands, and Construction and Arts & Crafts Brands. The table below presents worldwide revenues by brand category:

	For the Year
	2015	2014	2013
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$3,464,195	$3,897,218	$4,315,855
Fisher-Price Brands	1,852,219	1,842,550	2,120,719
American Girl Brands	571,957	618,678	632,515
Construction and Arts & Crafts Brands	351,747	314,994	—
Other	43,510	45,008	48,724
Gross sales	6,283,628	6,718,448	7,117,813
Sales adjustments	(581,015)	(694,629)	(632,921)
Net sales	$5,702,613	$6,023,819	$6,484,892

Geographic Information
The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year
	2015	2014	2013
	(In thousands)
Revenues
North American Region (a)	$3,680,091	$3,656,942	$3,839,973
International Region:
Europe	1,388,753	1,687,039	1,806,707
Latin America	711,041	909,432	1,011,718
Asia Pacific	503,743	465,035	459,415
Total International Region	2,603,537	3,061,506	3,277,840
Gross sales	6,283,628	6,718,448	7,117,813
Sales adjustments	(581,015)	(694,629)	(632,921)
Net sales	$5,702,613	$6,023,819	$6,484,892

	December 31,
	2015	2014	2013
	(In thousands)
Long-Lived Assets
North American Region (b)	$1,572,432	$1,656,985	$1,361,538
International Region	1,466,003	1,492,633	1,326,457
Consolidated total	$3,038,435	$3,149,618	$2,687,995

(a)	Revenues for the North American Region include revenues attributable to the US of $3.46 billion, $3.41 billion, and $3.58 billion for 2015, 2014, and 2013, respectively.

(b)	Long-lived assets for the North American Region include long-lived assets attributable to the US of $1.57 billion, $1.65 billion, and $1.36 billion for 2015, 2014, and 2013, respectively.
Major Customers
Sales to Mattel’s three largest customers accounted for 37%, 35%, and 36% of worldwide consolidated net sales for 2015, 2014, and 2013, respectively, as follows:

	For the Year
	2015	2014	2013
	(In billions)
Wal-Mart	$1.0	$1.1	$1.2
Toys “R” Us	0.6	0.6	0.7
Target	0.5	0.5	0.5
The North America segment sells products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl segment sells its children’s publications to each of Mattel's three largest customers.

Note 13—Supplemental Financial Information

	December 31,
	2015	2014
	(In thousands)
Inventories include the following:
Raw materials and work in process	$105,917	$88,395
Finished goods	481,604	473,360
	$587,521	$561,755
Property, plant, and equipment, net includes the following:
Land	$27,049	$27,465
Buildings	275,266	274,452
Machinery and equipment	764,657	728,299
Software	331,251	316,374
Tools, dies, and molds	840,586	782,507
Capital leases	23,970	23,970
Leasehold improvements	245,082	242,177
	2,507,861	2,395,244
Less: accumulated depreciation	(1,766,714)	(1,657,375)
	$741,147	$737,869
Other noncurrent assets include the following:
Nonamortizable identifiable intangibles	$488,144	$498,517
Deferred income taxes	317,391	385,434
Identifiable intangibles (net of amortization of $131.5 million and $103.6 million at December 31, 2015 and 2014, respectively)	212,161	240,227
Other	212,463	280,080
	$1,230,159	$1,404,258
Accrued liabilities include the following:
Royalties	$122,153	$112,823
Advertising and promotion	75,991	88,132
Taxes other than income taxes	66,848	53,182
Incentive compensation	52,721	25,601
Other	340,512	360,106
	$658,225	$639,844
Other noncurrent liabilities include the following:
Benefit plan liabilities	$195,916	$229,963
Noncurrent tax liabilities	108,808	171,181
Other	169,139	182,882
	$473,863	$584,026

	For the Year
	2015	2014	2013
	(In thousands)
Currency transaction (losses) gains included in:
Operating income	$(25,715)	$44,060	$38,842
Other non-operating income (expense), net	(8,291)	2,827	(1,270)
Net transaction (losses) gains	$(34,006)	$46,887	$37,572
Other selling and administrative expenses include the following:
Design and development	$217,816	$209,467	$201,942
Identifiable intangible asset amortization	27,923	36,704	12,575
Bad debt expense	5,813	11,507	4,471

Note 14—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2015
Net sales	$922,749	$988,152	$1,791,968	$1,999,744
Gross profit	450,448	472,858	879,597	1,003,455
Advertising and promotion expenses	102,428	104,744	213,245	297,435
Other selling and administrative expenses	402,487	367,551	365,579	411,967
Operating (loss) income	(54,467)	563	300,773	294,053
(Loss) Income before income taxes	(73,147)	(19,898)	286,139	270,821
Net (loss) income (a)	(58,177)	(11,351)	223,784	215,160
Net (loss) income per common share—basic	$(0.17)	$(0.03)	$0.66	$0.63
Weighted average number of common shares	338,579	338,843	339,420	339,815
Net (loss) income per common share—diluted	$(0.17)	$(0.03)	$0.66	$0.63
Weighted average number of common and potential common shares	338,579	338,843	339,790	340,364
Dividends declared per common share	$0.38	$0.38	$0.38	$0.38
Common stock market price:
High	$30.47	$30.20	$26.34	$27.69
Low	22.61	22.65	21.03	19.83
Year Ended December 31, 2014
Net sales	$946,177	$1,062,252	$2,021,424	$1,993,966
Gross profit	481,531	492,570	1,021,138	1,005,783
Advertising and promotion expenses	90,834	99,853	218,746	323,810
Other selling and administrative expenses	384,479	391,709	392,913	444,964
Operating income	6,218	1,008	409,479	237,009
(Loss) Income before income taxes	(9,421)	(14,371)	394,180	216,522
Net (loss) income (a)	(11,218)	28,325	331,836	149,931
Net (loss) income per common share—basic	$(0.03)	$0.08	$0.97	$0.44
Weighted average number of common shares	340,226	338,709	338,728	338,416
Net (loss) income per common share—diluted	$(0.03)	$0.08	$0.97	$0.44
Weighted average number of common and potential common shares	340,226	340,644	340,329	339,506
Dividends declared per common share	$0.38	$0.38	$0.38	$0.38
Common stock market price:
High	$47.39	$40.32	$39.79	$31.86
Low	35.24	37.47	30.48	28.78

(a)
Net loss for the first and second quarters of 2015 included net tax expense of $0.7 million and net tax benefits of $4.3 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net income for the third and fourth quarters of 2015 included net tax expense of $0.8 million and net tax benefits of $16.3 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. Net loss for the first quarter of 2014 included $3.7 million of net tax expense primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Net income for the second and third quarters of 2014 included net tax benefits of $40.1 million and $15.1 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions, settlements, and enacted tax law changes. Net income for the fourth quarter of 2014 included net tax expense of $8.9 million, primarily related to a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations, partially offset by reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Note 15—Subsequent Events
In January 2016, Mattel acquired substantially all of the assets of Fuhu, Inc., a developer of high technology products for children and families and best known for its nabi® brand of products. In addition, Mattel completed its acquisition of Sproutling, Inc., a maker of smart technology products for parents and families, in January 2016. These acquisitions are expected to strengthen Mattel's digital and smart technology capabilities and create opportunities to bring new technology-enabled products to market. These acquisitions are immaterial, individually and in the aggregate, to Mattel.
On February 1, 2016, Mattel announced that its Board of Directors declared a first quarter dividend of $0.38 per common share. The dividend is payable on March 4, 2016 to stockholders of record on February 17, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Christopher A. Sinclair, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2015.
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
The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1—Election of Directors”; “The Board of Directors and Corporate Governance—Board Committees—Audit Committee”; "Executive Officers"; and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Mattel 2016 Proxy Statement to be filed with the SEC within 120 days after December 31, 2015 (the “Proxy Statement”).
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
The information required under this Item is incorporated herein by reference to sections entitled “Executive Compensation,” “The Board of Directors and Corporate Governance—Board Committees—Compensation Committee,” and “Report of the Compensation Committee” in the Proxy Statement.

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
The information required under this Item is incorporated herein by reference to sections entitled “Certain Transactions with Related Persons” and “The Board of Directors and Corporate Governance-Director Independence” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required under this Item is incorporated herein by reference to the section entitled “Audit Matters—Fees Incurred for Services by PricewaterhouseCoopers LLP” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.Financial Statements

The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”

2.     Financial Statement Schedule for the Years Ended December 31, 2015, 2014 and 2013
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”

3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	10-Q	001-05647	3.1	September 1, 2015
4.0	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.1	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.2	Form of Indenture between Mattel, Inc. and Union Bank, N.A. relating to Subordinated Debt Securities	S-3ASR	333-169539	4.2	September 23, 2010
4.3	Form of 4.350% Notes due 2020	8-K	001-05647	4.1	September 28, 2010
4.4	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.5	Form of 2.500% Notes due 2016	8-K	001-05647	4.1	November 8, 2011
4.6	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.7	Form of 1.700% Notes due 2018	8-K	001-05647	4.1	March 7, 2013
4.8	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013
4.9	Form of 2.350% Notes due 2019	8-K	001-05647	4.1	May 6, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.0	Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	June 9, 2015
10.1+	Letter Agreement between Mattel, Inc. and Bryan G. Stockton, dated November 21, 2011, regarding Mr. Stockton’s promotion to Chief Executive Officer	10-K	001-05647	10.17	February 23, 2012
10.2+	Letter Agreement between Mattel, Inc. and Peter D. Gibbons, dated March 28, 2013, regarding an offer of employment for the position of EVP, Global Operations	10-Q	001-05647	10.2	April 22, 2013
10.3+	Letter Agreement among Mattel, Inc., MEGA Brands Inc. and Geoff M. Massingberd dated April 30, 2014 regarding an offer of employment for the position of President of MEGA Brands Inc.	10-Q	001-05647	10.1	July 29, 2014
10.4+	Letter Agreement between Mattel, Inc. and Richard Dickson dated May 16, 2014 regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.5+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated February 19, 2015, regarding an offer of employment for the position of Interim Chief Executive Officer	10-Q	001-05647	10.3	April 28, 2015
10.6+	Letter Agreement between Mattel, Inc. and Bryan G. Stockton, dated March 3, 2015, regarding Mr. Stockton's separation from Mattel	10-Q	001-05647	10.2	April 28, 2015
10.7+	Consulting Agreement, by and between Mattel, Inc. and Bryan G. Stockton, dated March 10, 2015	8-K	001-05647	10.1	March 16, 2015
10.8+	Letter Agreement between Mattel, Inc. and Joseph B. Johnson, dated March 11, 2015, regarding an offer of employment for the position of SVP and Corporate Controller	8-K	001-05647	10.1	May 4, 2015
10.9+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated April 15, 2015, regarding an offer of employment for the position of Chief Executive Officer	10-Q	001-05647	10.4	July 28, 2015
10.10+	Letter Agreement between Mattel, Inc. and Geoff M. Massingberd, dated May 15, 2015, regarding Mr. Massingberd's separation from certain Mattel subsidiaries	10-Q	001-05647	10.5	July 28, 2015
10.11+	Letter Agreement between Mattel, Inc. and Geoffrey H. Walker, dated June 29, 2015, regarding Mr. Walker's promotion to EVP, Commercial - North America	10-Q	001-05647	10.2	October 27, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.12+	Letter Agreement between Mattel, Inc. and Timothy J. Kilpin, dated August 10, 2015, regarding Mr. Kilpin's separation from Mattel	10-Q	001-05647	10.1	October 27, 2015
10.13+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	March 28, 2012
10.14+	Amendment No. 1 to the Mattel Incentive Plan	10-Q	001-05647	10.1	October 24, 2013
10.15+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.16+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.17+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.18+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.19+*	Amendment No. 3 to the DCPEP
10.20+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.21+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-Q	001-05647	10.4	October 24, 2013
10.22+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009
10.23+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-Q	001-05647	10.5	October 24, 2013
10.24+	Mattel, Inc. Executive Severance Plan (effective June 30, 2009)	8-K	001-05647	10.4	July 2, 2009
10.25+	Amendment No. 1 to the Mattel, Inc. Executive Severance Plan (effective as of June 30, 2009)	10-Q	001-05647	10.6	October 24, 2013
10.26+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014)	8-K	001-05647	10.1	July 21, 2014
10.27+	The Mattel Cash Balance Excess Benefit Plan (as amended and restated, effective July 1, 2012)	10-K	001-05647	10.10	February 26, 2013
10.28+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan (as amended and restated effective July 1, 2012)	10-Q	001-05647	10.7	October 24, 2013
10.29+	Mattel, Inc. Personal Investment Plan (amended and restated as of January 1, 2013) (“PIP”)	10-K	001-05647	10.11	February 26, 2013
10.30+	Amendment One to the PIP	10-K	001-05647	10.21	February 26, 2014
10.31+	Amendment Two to the PIP	10-K	001-05647	10.22	February 25, 2015
10.32+	Amendment Three to the PIP	10-K	001-05647	10.23	February 25, 2015
10.33+	Amendment Four and Merger Agreement for the PIP and the MEGA Brands America, Inc. 401(k) Savings Plan	10-K	001-05647	10.24	February 25, 2015
10.34+	Amendment Five to the PIP	10-Q	001-05647	10.6	July 28, 2015
10.35+	Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005
10.36+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.37+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009
10.38+	Amendment No. 3 to the 2005 Plan	10-Q	001-05647	10.8	October 24, 2013
10.39+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”)	DEF 14A	001-05647	Appendix A	March 30, 2010
10.40+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013
10.41	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan ("Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.42+	Form of Grant Agreement as of August 1, 2005 for grants to employees of Non-Qualified Stock Options (“NQSOs”) under the 2005 Plan	8-K	001-05647	99.1	August 5, 2005
10.43+	Form of Grant Agreement as of August 1, 2006 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	August 4, 2006
10.44+	Form of Grant Agreement as of May 17, 2007 for grants to employees of NQSOs under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007
10.45+	Form of Notice of Grant and Grant Agreement for RSUs to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2010
10.46+	Form of Notice of Grant and Grant Agreement for NQSOs to Employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.47+	Form of Notice of Grant and Grant Agreement for RSUs to Employees under the 2010 Plan	10-Q	001-05647	10.2	October 27, 2010
10.48+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan for Certain Executive Officers with Employment Agreements and Certain Executive Officers Participating in the Mattel, Inc. Executive Severance Plan	10-Q	001-05647	10.1	April 27, 2011
10.49+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan	10-Q	001-05647	10.2	April 27, 2011
10.50+	Form of Amendment of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the 2010 Plan	8-K	001-05647	10.1	November 16, 2012
10.51+	Form of Notice of Grant and Grant Agreement for NQSOs to Certain Executive Officers with Employment Agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010
10.52+	Form of Notice of Grant and Grant Agreement for NQSOs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010
10.53+	Form of Notice of Grant and Grant Agreement for RSUs to Participants in the Severance Plan under the 2010 Plan	10-Q	001-05647	10.7	October 27, 2010
10.54+	Form of Grant Agreement for August 1, 2006 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	August 4, 2006
10.55+	Form of Grant Agreement for August 1, 2007 grant to Kevin M. Farr of NQSOs under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.56+	Form of Grant Agreement as of May 17, 2007 for Initial Grant to Outside Director of NQSOs under the 2005 Plan	8-K	001-05647	99.6	May 18, 2007
10.57+	Form of Grant Agreement for May 19, 2005 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	10-Q	001-05647	99.0	August 3, 2005
10.58+	Form of Grant Agreement for May 11, 2006 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.1	May 12, 2006
10.59+	Form of Grant Agreement for May 18, 2007 Annual Grants to Outside Directors of NQSOs under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007
10.60+	Form of Grant Agreement for May 13, 2009 Annual Grants to Outside Directors of RSUs under the 2005 Plan	10-Q	001-05647	10.2	April 29, 2009
10.61+	Form of Grant Agreement for RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.3	October 27, 2015
10.62+	Form of Grant Agreement for RSUs to Participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.4	October 27, 2015
10.63+	Form of Grant Agreement for RSUs to Participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.5	October 27, 2015
10.64+	Form of Grant Agreement for RSUs to Employees under the Amended 2010 Plan	10-Q	001-05647	10.6	October 27, 2015
10.65+	Form of Grant Agreement for NQSOs to Participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	October 27, 2015
10.66+	Form of Grant Agreement for NQSOs to Participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	October 27, 2015
10.67+	Form of Grant Agreement for NQSOs to Employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
12.0*	Computation of Earnings to Fixed Charges
21.0*	Subsidiaries of the Registrant as of December 31, 2015
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (on page 118 of Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 25, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 25, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 25, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: February 25, 2016

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

Signature	Title	Date

/S/ CHRISTOPHER A. SINCLAIR	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2016
Christopher A. Sinclair

/S/ KEVIN M. FARR	Chief Financial Officer (principal financial officer)	February 25, 2016
Kevin M. Farr

/S/ JOSEPH B. JOHNSON	Senior Vice President and Corporate Controller (principal accounting officer)	February 25, 2016
Joseph B. Johnson

/S/ MICHAEL J. DOLAN	Director	February 25, 2016
Michael J. Dolan

/S/ TREVOR A. EDWARDS	Director	February 25, 2016
Trevor A. Edwards

/S/ DR. FRANCES D. FERGUSSON	Director	February 25, 2016
Dr. Frances D. Fergusson

/S/ ANN LEWNES	Director	February 25, 2016
Ann Lewnes

/S/ DOMINIC NG	Director	February 25, 2016
Dominic Ng

/S/ VASANT M. PRABHU	Director	February 25, 2016
Vasant M. Prabhu

/S/ DEAN A. SCARBOROUGH	Director	February 25, 2016
Dean A. Scarborough

/S/ DIRK VAN DE PUT	Director	February 25, 2016
Dirk Van de Put

/S/ KATHY WHITE LOYD	Director	February 25, 2016
Kathy White Loyd

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2015	$26,283	$5,813		$(7,726)	(a)	$24,370
Year ended December 31, 2014	$20,416	$11,507		$(5,640)	(a)	$26,283
Year ended December 31, 2013	$33,499	$4,471		$(17,554)	(a)	$20,416
Allowance for Inventory Obsolescence:
Year ended December 31, 2015	$46,899	$33,305		$(34,489)	(b)	$45,715
Year ended December 31, 2014	$49,113	$39,235		$(41,449)	(b)	$46,899
Year ended December 31, 2013	$46,585	$35,027		$(32,499)	(b)	$49,113
Income Tax Valuation Allowances:
Year ended December 31, 2015	$133,297	$8,161	(d)	$(64,124)	(c)	$77,334
Year ended December 31, 2014	$64,641	$73,497		$(4,841)	(c)	$133,297
Year ended December 31, 2013	$67,705	$6,564		$(9,628)	(c)	$64,641

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b)	Primarily relates to the disposal of related inventory and raw materials and currency translation adjustments.

(c)
Primarily represents projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2015; projected utilization and write-offs of loss carryforwards for 2014; and projected utilization and write-offs of loss carryforwards and changes in tax rates for 2013.

(d)	Primarily represents increases related to foreign losses without benefit and certain deferred tax assets.