Form 10-Q
period 2016-03-31
MATTEL INC /DE/
filed 2016-04-28
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-05647
___________________________________________________________
MATTEL, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	95-1567322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Continental Blvd. El Segundo, CA	90245-5012

(Address of principal executive offices)	(Zip Code)
(310) 252-2000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report):
NONE
___________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 15, 2016:
340,445,772 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015	December 31, 2015
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$599,708	$682,908	$892,814
Accounts receivable, net	748,074	699,703	1,145,099
Inventories	698,316	640,320	587,521
Prepaid expenses and other current assets	349,859	377,403	375,625
Total current assets	2,395,957	2,400,334	3,001,059
Noncurrent Assets
Property, plant, and equipment, net	732,667	715,608	741,147
Goodwill	1,401,567	1,385,895	1,384,520
Other noncurrent assets	1,438,754	1,583,861	1,408,417
Total Assets	$5,968,945	$6,085,698	$6,535,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$16,914
Current portion of long-term debt	300,000	—	300,000
Accounts payable	424,349	287,599	651,681
Accrued liabilities	495,383	496,638	658,182
Income taxes payable	14,393	10,537	18,752
Total current liabilities	1,234,125	794,774	1,645,529
Noncurrent Liabilities
Long-term debt	1,785,427	2,082,603	1,784,721
Other noncurrent liabilities	474,273	541,678	471,639
Total noncurrent liabilities	2,259,700	2,624,281	2,256,360
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,797,967	1,774,748	1,789,870
Treasury stock at cost: 101.0 million shares, 103.0 million shares, and 101.7 million shares, respectively	(2,476,006)	(2,528,722)	(2,494,901)
Retained earnings	3,542,486	3,708,274	3,745,815
Accumulated other comprehensive loss	(830,696)	(729,026)	(848,899)
Total stockholders’ equity	2,475,120	2,666,643	2,633,254
Total Liabilities and Stockholders’ Equity	$5,968,945	$6,085,698	$6,535,143
The accompanying notes are an integral part of these financial statements

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited; in thousands, except per share amounts)
Net Sales	$869,399	$922,749
Cost of sales	480,728	472,301
Gross Profit	388,671	450,448
Advertising and promotion expenses	86,943	102,428
Other selling and administrative expenses	350,874	402,487
Operating Loss	(49,146)	(54,467)
Interest expense	22,520	20,401
Interest (income)	(2,360)	(1,668)
Other non-operating expense (income), net	24,173	(53)
Loss Before Income Taxes	(93,479)	(73,147)
Benefit from income taxes	(20,520)	(14,970)
Net Loss	$(72,959)	$(58,177)
Net Loss Per Common Share—Basic	$(0.21)	$(0.17)
Weighted average number of common shares	340,369	338,579
Net Loss Per Common Share—Diluted	$(0.21)	$(0.17)
Weighted average number of common and potential common shares	340,369	338,579
Dividends Declared Per Common Share	$0.38	$0.38
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited; in thousands)
Net Loss	$(72,959)	$(58,177)
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	40,021	(126,692)
Defined benefit pension plan adjustments	1,085	2,855
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(15,893)	25,751
Reclassification adjustment for realized gains included in net income	(7,010)	(8,851)
	(22,903)	16,900
Other Comprehensive Income (Loss), Net of Tax	18,203	(106,937)
Comprehensive Loss	$(54,756)	$(165,114)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(72,959)	$(58,177)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	60,002	56,682
Amortization	6,338	8,103
Deferred income taxes	(35,197)	(22,103)
Share-based compensation	12,364	11,603
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	402,501	361,084
Inventories	(96,132)	(98,709)
Prepaid expenses and other current assets	20,833	(3,106)
Accounts payable, accrued liabilities, and income taxes payable	(358,700)	(329,228)
Other, net	(28,303)	20,741
Net cash flows used for operating activities	(89,253)	(53,110)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(31,077)	(21,896)
Purchases of other property, plant, and equipment	(14,232)	(16,852)
Payments for acquisitions	(32,606)	—
Proceeds from (payments for) foreign currency forward exchange contracts	19,379	(53,606)
Other, net	3,792	322
Net cash flows used for investing activities	(54,744)	(92,032)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(16,914)	—
Payments of dividends on common stock	(129,202)	(128,530)
Proceeds from exercise of stock options	12,421	2,405
Other, net	(670)	(2,663)
Net cash flows used for financing activities	(134,365)	(128,788)
Effect of Currency Exchange Rate Changes on Cash	(14,744)	(14,812)
Decrease in Cash and Equivalents	(293,106)	(288,742)
Cash and Equivalents at Beginning of Period	892,814	971,650
Cash and Equivalents at End of Period	$599,708	$682,908
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
The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2015 Annual Report on Form 10-K.

2.	Accounts Receivable
Accounts receivable are net of allowances for doubtful accounts of $31.9 million, $28.1 million, and $24.4 million as of March 31, 2016, March 31, 2015, and December 31, 2015, respectively.

3.	Inventories
Inventories include the following:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Raw materials and work in process	$126,511	$132,307	$105,917
Finished goods	571,805	508,013	481,604
	$698,316	$640,320	$587,521

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Land	$27,125	$27,448	$27,049
Buildings	276,413	275,392	275,266
Machinery and equipment	777,831	725,694	764,657
Software	337,147	319,379	331,251
Tools, dies, and molds	842,136	789,443	840,586
Capital leases	23,970	23,970	23,970
Leasehold improvements	250,556	240,878	245,082
	2,535,178	2,402,204	2,507,861
Less: accumulated depreciation	(1,802,511)	(1,686,596)	(1,766,714)
	$732,667	$715,608	$741,147

5.	Goodwill
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
The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2016 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2015	Acquisitions	Currency Exchange Rate Impact	March 31, 2016
	(In thousands)
North America	$718,999	$9,634	$(868)	$727,765
International	452,879	10,230	(2,191)	460,918
American Girl	212,642	—	242	212,884
Total goodwill	$1,384,520	$19,864	$(2,817)	$1,401,567
Acquisitions of Sproutling, Inc. and Fuhu, Inc.
In January 2016, Mattel completed its acquisition of Sproutling, Inc. ("Sproutling"), a maker of smart technology products for parents and families, for total consideration of $9.8 million and additional contingent consideration that may become payable under the terms of the agreement based on Sproutling's operating results over the next three years. Also in January 2016, Mattel acquired substantially all of the assets of Fuhu, Inc. ("Fuhu"), a developer of high technology products for children and families and best known for its nabi® brand of products, for total consideration of $22.8 million. These acquisitions are expected to strengthen Mattel's digital and smart technology capabilities and create opportunities to bring new technology-enabled products to market.
Mattel is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The determination of the final values of assets acquired and liabilities assumed may result in adjustments to these values and a corresponding adjustment to goodwill. During the three months ended March 31, 2016, approximately $1 million of integration and acquisition costs were recognized. Integration and acquisition costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for these acquisitions have not been presented because they are not material, individually or in the aggregate, to Mattel.

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Nonamortizable identifiable intangibles	$483,506	$489,155	$488,144
Deferred income taxes	548,184	597,594	510,928
Identifiable intangibles (net of amortization of $136.8 million, $110.6 million, and $131.5 million, respectively)	218,032	233,124	212,161
Other	189,032	263,988	197,184
	$1,438,754	$1,583,861	$1,408,417
In connection with the acquisitions of Fuhu and Sproutling, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $11.2 million of amortizable identifiable intangible assets, primarily related to patents.
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

7.	Accrued Liabilities
Accrued liabilities include the following:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Royalties	$48,170	$49,328	$122,153
Taxes other than income taxes	24,108	25,320	66,848
Advertising and promotion	21,533	35,606	75,991
Other	401,572	386,384	393,190
	$495,383	$496,638	$658,182

8.	Seasonal Financing
Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group. The credit facility is used as a back-up to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement governing the credit facility was amended and restated on June 8, 2015 to, among other things, (i) extend the maturity date of the credit facility to June 9, 2020, (ii) amend the definition of consolidated earnings before interest, taxes, depreciation, and amortization (“Consolidated EBITDA”) used in calculating Mattel’s financial ratio covenants, and (iii) increase the maximum allowed consolidated debt-to-Consolidated EBITDA ratio to 3.50 to 1. The aggregate commitments under the credit facility remain at $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the credit facility to $1.85 billion under certain circumstances. In addition, applicable interest rate margins remain within a range of 0% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, and the commitment fees range from 0.08% to 0.25% of the unused commitments under the credit facility, in each case depending on Mattel’s senior unsecured long-term debt rating.
The proportion of unamortized debt issuance costs from the prior credit facility renewal related to creditors involved in both the prior credit facility and amended credit facility and borrowing costs incurred as a result of the amendment were deferred, and such costs will be amortized over the term of the amended credit facility.
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at March 31, 2016.
The agreement governing the credit facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt
During the first quarter of 2016, Mattel retrospectively adopted Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. As such, prior periods were restated to present debt issuance costs as a deduction from long-term debt. Long-term debt includes the following:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000
Debt issuance costs	(14,573)	(17,397)	(15,279)
	2,085,427	2,082,603	2,084,721
Less: current portion	(300,000)	—	(300,000)
Total long-term debt	$1,785,427	$2,082,603	$1,784,721

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Benefit plan liabilities	$204,025	$210,012	$195,916
Noncurrent tax liabilities	107,148	166,083	106,584
Other	163,100	165,583	169,139
	$474,273	$541,678	$471,639

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2016
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$(159,858)	$(704,404)	$(848,899)
Other comprehensive (loss) income before reclassifications	(15,893)	(1,024)	40,021	23,104
Amounts reclassified from accumulated other comprehensive income (loss)	(7,010)	2,109	—	(4,901)
Net (decrease) increase in other comprehensive income (loss)	(22,903)	1,085	40,021	18,203
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2016	$(7,540)	$(158,773)	$(664,383)	$(830,696)

	For the Three Months Ended March 31, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	25,751	(139)	(126,692)	(101,080)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,851)	2,994	—	(5,857)
Net increase (decrease) in other comprehensive income (loss)	16,900	2,855	(126,692)	(106,937)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2015	$46,925	$(158,652)	$(617,299)	$(729,026)
The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$7,212	$8,820	Cost of sales
	(202)	31	Provision for income taxes
	$7,010	$8,851	Net income
Defined Benefit Pension Plans
Amortization of prior service (cost) credit	$(8)	$264	(a)
Recognized actuarial loss	(1,873)	(4,931)	(a)
	(1,881)	(4,667)
	(228)	1,673	Provision for income taxes
	$(2,109)	$(2,994)	Net income
 ____________________________________________

(a)
The amortization of prior service (cost) credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net gain of $40.0 million for the three months ended March 31, 2016, primarily due to the strengthening of the Euro against the US dollar at the end of the quarter. Currency translation adjustments resulted in a net loss of $126.7 million for the three months ended March 31, 2015, primarily due to the weakening of the Euro and Brazilian real against the US dollar.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2016, March 31, 2015, and December 31, 2015, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.22 billion, $1.21 billion, and $930.8 million, respectively.
The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2016	March 31, 2015	December 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$3,748	$53,253	$15,279
Foreign currency forward exchange contracts	Other noncurrent assets	82	608	1,611
Total derivatives designated as hedging instruments		$3,830	$53,861	$16,890
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$4,739	$8	$1,216
Total		$8,569	$53,869	$18,106

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2016	March 31, 2015	December 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$11,352	$7,040	$1,214
Foreign currency forward exchange contracts	Other noncurrent liabilities	3,852	101	219
Total derivatives designated as hedging instruments		$15,204	$7,141	$1,433
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$472	$11,279	$2,287
Total		$15,676	$18,420	$3,720

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(15,893)	$7,010	$25,751	$8,851	Cost of sales
The net gains of $7.0 million and $8.9 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$23,592	$(53,249)	Other non-operating income/expense
Foreign currency forward exchange contracts	1,125	(992)	Cost of sales
Total	$24,717	$(54,241)
The net gain (loss) of $24.7 million and $(54.2) million recognized in the consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$8,569	$—	$8,569
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$15,676	$—	$15,676

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$53,869	$—	$53,869
Auction rate security (b)	—	—	31,587	31,587
Total assets	$—	$53,869	$31,587	$85,456
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$18,420	$—	$18,420

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$18,106	$—	$18,106
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$3,720	$—	$3,720
 ____________________________________________

(a)
The fair values of the foreign currency forward exchange contracts are based on dealer quotes of market forward rates and reflect the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)
The fair value of the auction rate security was estimated using a discounted cash flow model based on (i) estimated interest rates, timing, and amount of cash flows, (ii) credit spreads, recovery rates, and credit quality of the underlying securities, (iii) illiquidity considerations, and (iv) market correlation.

During the third quarter of 2015, Mattel sold its auction rate security and received proceeds of $32.3 million.
Other Financial Instruments
Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The fair values of these instruments approximate their carrying values because of their short-term nature and are classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.15 billion (compared to a carrying value of $2.10 billion) as of March 31, 2016, $2.19 billion (compared to a carrying value of $2.10 billion) as of March 31, 2015, and $2.15 billion (compared to a carrying value of $2.10 billion) as of December 31, 2015. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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
Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands, except per share amounts)
Basic:
Net loss	$(72,959)	$(58,177)
Less: net loss allocable to participating RSUs (a)	—	—
Net loss available for basic common shares	$(72,959)	$(58,177)
Weighted average common shares outstanding	340,369	338,579
Basic net loss per common share	$(0.21)	$(0.17)
Diluted:
Net loss	$(72,959)	$(58,177)
Less: net loss allocable to participating RSUs (a)	—	—
Net loss available for diluted common shares	$(72,959)	$(58,177)
Weighted average common shares outstanding	340,369	338,579
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	—
Weighted average number of common and potential common shares	340,369	338,579
Diluted net loss per common share	$(0.21)	$(0.17)
 _______________________________________

(a)	During the three months ended March 31, 2016 and 2015, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses.
Mattel was in a net loss position during the three months ended March 31, 2016 and 2015, and accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

15.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2015 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Service cost	$1,422	$2,178
Interest cost	6,141	6,272
Expected return on plan assets	(6,473)	(7,633)
Amortization of prior service cost (credit)	8	(264)
Recognized actuarial loss	1,836	4,892
	$2,934	$5,445
A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Service cost	$13	$21
Interest cost	286	313
Recognized actuarial loss	37	39
	$336	$373
During the three months ended March 31, 2016, Mattel made cash contributions totaling approximately $5 million and $1 million related to its defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2016, Mattel expects to make additional cash contributions of approximately $10 million.

16.	Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements–Share-Based Payments” in its 2015 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.
In March 2016, the Compensation Committee approved a new long-term incentive program ("LTIP") for the performance cycle of January 1, 2016–December 31, 2018, while also maintaining the current January 1, 2014–December 31, 2016 LTIP performance cycle.
For the January 1, 2016–December 31, 2018 LTIP performance cycle, Mattel granted performance-based restricted stock units ("Performance RSUs") under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives. Performance RSUs granted under this program will be earned based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on achievement of Mattel's performance with respect to a cumulative three year EPS target for the performance cycle ("the 2016-2018 performance-related component") and then adjusted upward or downward based on Mattel's total shareholder return ("TSR") for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 (the "2016-2018 market-related component"). The Performance RSUs under the 2016-2018 LTIP have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid. During the first quarter of 2016, no expense was recognized related to the 2016-2018 performance-related component.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Stock option compensation expense	$2,379	$2,799
RSU compensation expense	9,985	8,804
	$12,364	$11,603
As of March 31, 2016, total unrecognized compensation cost related to unvested share-based payments totaled $69.3 million and is expected to be recognized over a weighted-average period of 1.7 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2016 and 2015 was $12.4 million and $2.4 million, respectively.

17.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Design and development	$51,836	$52,916
Identifiable intangible asset amortization	5,293	6,463

18.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating income (expense), net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Australian dollar, Canadian dollar, Brazilian real, Russian ruble, Malaysian ringgit, and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.
Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Operating income	$(11,842)	$11,904
Other non-operating income (expense), net	(26,989)	(925)
Net transaction (losses) gains	$(38,831)	$10,979
In March 2016, the Venezuelan government revised its currency exchange platform to a dual system. The Sistema Complementario de Administración de Divisas ("SICAD") rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate. The existing Marginal Currency System ("SIMADI") rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. During the three months ended March 31, 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. Mattel recognized an unrealized foreign currency exchange loss of approximately $26 million in other non-operating income (expense), net as a result of a change in the remeasurement rate.

19.	Income Taxes
Mattel’s benefit from income taxes was $20.5 million and $15.0 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and March 31, 2015, Mattel recognized net discrete tax expense of $0.2 million and $0.7 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $10 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
During the first quarter of 2016, Mattel retrospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. As of March 31, 2015, prepaid expenses and other current assets decreased by $194.9 million, other noncurrent assets increased by $191.0 million, accounts payable and accrued liabilities decreased by $0.2 million, and other noncurrent liabilities decreased by $3.7 million from the previously reported amounts. As of December 31, 2015, prepaid expenses and other current assets decreased by $195.8 million, other noncurrent assets increased by $193.6 million, and other noncurrent liabilities decreased by $2.2 million from the previously reported amounts.

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
MGA appealed the Court’s equitable orders to the Court of Appeals for the Ninth Circuit. On December 9, 2009, the Ninth Circuit heard oral argument on MGA’s appeal and issued an order staying the District Court’s equitable orders pending a further order to be issued by the Ninth Circuit. On July 22, 2010, the Ninth Circuit vacated the District Court’s equitable orders. The Ninth Circuit stated that, because of several jury instruction errors it identified, a significant portion-if not all-of the jury verdict and damage award should be vacated.
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
Litigation Related to Yellowstone do Brasil Ltda.
Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel’s subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil before the 15th Civil Court of Curitiba - State of Parana (the “Trial Court”), requesting the annulment of its security bonds and promissory notes given to Mattel do Brasil as well as requesting the Trial Court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil’s alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone’s complaint sought alleged loss of profits of approximately $1 million, plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil’s business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.
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
Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $14.0 million. The high end of this range, approximately $14.0 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney's fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $6.1 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel do Brasil believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision and currently does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel do Brasil may be required by the Trial Court to place a bond or the full amount of the damage award in escrow pending an appeal decision by the Superior Court.

21.	Segment Information
Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into four major brand categories:
Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Ever After High®, Polly Pocket®, and DC Super Hero Girls™ (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS®, DC Comics™, WWE® Wrestling, Minecraft®, Max Steel®, BOOMco®, Toy Story®, and games and puzzles (collectively “Entertainment”).
Fisher-Price Brands—including Fisher-Price®, Little People®, BabyGear™, Laugh & Learn®, and Imaginext® (collectively “Core Fisher-Price”), Thomas & Friends®, Dora the Explorer®, Mickey Mouse® Clubhouse, and Disney Jake and the Never Land Pirates® (collectively “Fisher-Price Friends”), and Power Wheels®.

American Girl Brands—including Truly Me®, Girl of the Year®, BeForever®, and Bitty Baby®. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.
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

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Revenues by Segment
North America	$490,522	$488,199
International	374,804	422,081
American Girl	96,779	109,910
Gross sales	962,105	1,020,190
Sales adjustments	(92,706)	(97,441)
Net sales	$869,399	$922,749

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Segment Income (Loss)
North America	$41,149	$25,049
International	(17,362)	(4,436)
American Girl	3,387	5,528
	27,174	26,141
Corporate and other expense (a)	(76,320)	(80,608)
Operating loss	(49,146)	(54,467)
Interest expense	22,520	20,401
Interest (income)	(2,360)	(1,668)
Other non-operating expense (income), net	24,173	(53)
Loss before income taxes	$(93,479)	$(73,147)
__________________________________________

(a)
Corporate and other expense includes severance and restructuring expenses of $9.8 million and $28.0 million for the three months ended March 31, 2016 and 2015, respectively, and share-based compensation expense of $12.4 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2016	March 31, 2015	December 31, 2015
	(In thousands)
Assets by Segment
North America	$590,939	$550,807	$764,945
International	594,507	552,981	759,709
American Girl	114,026	105,278	108,414
	1,299,472	1,209,066	1,633,068
Corporate and other	146,918	130,957	99,552
Accounts receivable and inventories, net	$1,446,390	$1,340,023	$1,732,620
The table below presents worldwide revenues by brand category:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$527,854	$605,183
Fisher-Price Brands	272,612	263,968
American Girl Brands	93,286	106,083
Construction and Arts & Crafts Brands	61,915	38,283
Other	6,438	6,673
Gross sales	962,105	1,020,190
Sales adjustments	(92,706)	(97,441)
Net sales	$869,399	$922,749

22.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, and ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. Mattel is currently evaluating the impact of the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, and ASU 2016-10 on its operating results and financial position.
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. ASU 2016-02 will be effective for interim and annual reporting periods beginning after December 15, 2018. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. ASU 2016-09 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2016-09 on its operating results and financial position.

23.	Subsequent Event
On April 20, 2016, Mattel announced that its Board of Directors declared a second quarter dividend of $0.38 per common share. The dividend is payable on June 10, 2016 to stockholders of record on May 19, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
The following discussion also includes certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”) to supplement the financial results as reported in accordance with GAAP. The non-GAAP financial measures discussed herein may include gross sales, adjusted gross margin and adjusted gross profit, adjusted other selling and administrative expenses, adjusted operating income, adjusted earnings (loss) per share, and constant currency. Mattel uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures. Refer to “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a more detailed discussion, including reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Factors That May Affect Future Results
(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “aims,” “estimates,” “projects,” “on track” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. Mattel’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Part 1, Item 1A “Risk Factors” in Mattel’s 2015 Annual Report on Form 10-K. Mattel expressly disclaims any obligation to update or revise any forward looking statement, whether as a result of new developments or otherwise.
Overview
Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel is the owner of a portfolio of global brands with untapped intellectual property potential. Mattel's products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped into four major brand categories:
Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Monster High, Ever After High, Polly Pocket and DC Super Hero Girls (collectively “Other Girls”), Hot Wheels and Matchbox vehicles and play sets (collectively “Wheels”), and CARS, DC Comics, WWE Wrestling, Minecraft, Max Steel, BOOMco, Toy Story, and games and puzzles (collectively “Entertainment”).
Fisher-Price Brands—including Fisher-Price, Little People, BabyGear, Laugh & Learn, and Imaginext (collectively “Core Fisher-Price”), Thomas & Friends, Dora the Explorer, Mickey Mouse Clubhouse, and Disney Jake and the Never Land Pirates (collectively “Fisher-Price Friends”), and Power Wheels.
American Girl Brands—including Truly Me, Girl of the Year, BeForever, and Bitty Baby. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.
Construction and Arts & Crafts Brands—including MEGA BLOKS, RoseArt, and Board Dudes.
In order to leverage Mattel’s intellectual properties, as well as a number of premier licensed entertainment properties, and its capabilities as a world-class toy maker, management has established the following strategies:

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
First Quarter 2016 Overview
During the first quarter of 2016, Mattel continued to make progress on its turnaround and strategic priorities. It is encouraged by the start of the year and its ability to maintain gross sales as it offsets the loss of Disney Princess®. Shipments and consumer takeaway were roughly aligned in the quarter and shelf space productivity remained strong. Mattel also made solid progress against its cost reduction goals in both cost of sales and other selling and administrative expenses. However, Mattel continued to face foreign exchange headwinds, which depressed net sales and gross margins during the quarter. Mattel’s first quarter 2016 financial highlights include the following:

•	Gross sales in the first quarter of 2016 were down 6% as reported, and down 1% in constant currency, compared to the first quarter of 2015.

•	Net sales in the first quarter of 2016 were down 6% as reported, and down 2% in constant currency, compared to the first quarter of 2015.

•	Gross margin in the first quarter of 2016 was 44.7%, a decrease of 410 basis points from the first quarter of 2015.

•
Operating loss, as reported, in the first quarter of 2016 was $49.1 million compared to operating loss of $54.5 million in the first quarter of 2015. Adjusted operating loss was $36.0 million in the first quarter of 2016, as compared to adjusted operating loss of $14.6 million in the first quarter of 2015.

•
Loss per share, as reported, in the first quarter of 2016 was $0.21 compared to loss per share of $0.17 in the first quarter of 2015. Adjusted loss per share was $0.13 in the first quarter of 2016, as compared to adjusted loss per share of $0.08 in the first quarter of 2015.

Results of Operations—First Quarter
Consolidated Results
Net sales for the first quarter of 2016 were $869.4 million, a 6% decrease as reported, and a 2% decrease in constant currency, as compared to $922.7 million in the first quarter of 2015. Net loss for the first quarter of 2016 was $73.0 million, or $0.21 per diluted share, as compared to net loss of $58.2 million, or $0.17 per diluted share, in the first quarter of 2015. Adjusted loss per share in the first quarter of 2016 was $0.13 compared to adjusted loss per share of $0.08 in the first quarter of 2015. Adjusted loss per share for the first quarter of 2016 was negatively impacted by unfavorable foreign exchange and lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the first quarter of 2016 and 2015 (in millions, except percentage and basis point information):

	For the Three Months Ended March 31,				Year/Year Change
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$869.4	100.0%	$922.7	100.0%	-6%	—
Gross profit	$388.7	44.7%	$450.4	48.8%	-14%	-410
Advertising and promotion expenses	86.9	10.0%	102.4	11.1%	-15%	-110
Other selling and administrative expenses	350.9	40.4%	402.5	43.6%	-13%	-320
Operating loss	(49.1)	(5.7)%	(54.5)	(5.9)%	-10%	20
Interest expense	22.5	2.6%	20.4	2.2%	10%	40
Interest (income)	(2.4)	(0.3)%	(1.7)	(0.2)%	41%	-10
Other non-operating expense (income), net	24.3		—
Loss before income taxes	$(93.5)	(10.8)%	$(73.2)	(7.9)%	28%	-290
Sales
Net sales for the first quarter of 2016 were $869.4 million, a 6% decrease as reported, and a 2% decrease in constant currency, as compared to $922.7 million in the first quarter of 2015.
The following table provides a summary of Mattel’s consolidated gross sales by brand for the first quarter of 2016 and 2015:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$141.1	$146.0	-3%	-3%	—%
Other Girls	72.4	189.6	-62%	-4%	-58%
Wheels	134.9	132.1	2%	-7%	9%
Entertainment	179.5	137.5	30%	-6%	36%
	527.9	605.2	-13%	-5%	-8%
Fisher-Price Brands:
Core Fisher-Price	178.3	169.7	5%	-5%	10%
Fisher-Price Friends	79.6	78.4	1%	-8%	9%
Other Fisher-Price	14.7	15.9	-7%	—%	-7%
	272.6	264.0	3%	-6%	9%
American Girl Brands	93.3	106.1	-12%	-1%	-11%
Construction and Arts & Crafts Brands	61.9	38.3	62%	-16%	78%
Other	6.4	6.6
Total Gross Sales	$962.1	$1,020.2	-6%	-5%	-1%
Gross sales were $962.1 million in the first quarter of 2016, a decrease of $58.1 million or 6% as reported, and a decrease of 1% in constant currency, compared to the first quarter of 2015. The decrease in gross sales in constant currency was primarily due to lower sales of Other Girls and American Girl products, partially offset by higher sales of Construction and Arts & Crafts and Entertainment products. Of the 58% decrease in Other Girls gross sales in constant currency, 45% was due to lower sales of Disney Princess products and 12% was due to lower sales of Monster High products. Of the 11% decrease in American Girl products in constant currency, 5% was due to lower sales of Girl of the Year products and 2% was due to lower sales of BeForever products. Of the 78% increase in Construction and Arts & Crafts products in constant currency, 35% is due to new sales of Teenage Mutant Ninja Turtles™ products and 28% is due to higher sales of MEGA Bloks Preschool products. Of the 36% increase in Entertainment gross sales in constant currency, 33% was due to higher sales of DC Comics products.

Cost of Sales
Cost of sales as a percentage of net sales was 55.3% in the first quarter of 2016, as compared to 51.2% in the first quarter of 2015. Cost of sales increased by $8.4 million, or 2%, to $480.7 million in the first quarter of 2016 from $472.3 million in the first quarter of 2015, as compared to a 6% decrease in net sales. Within cost of sales, product and other costs increased by $13.3 million, or 4%, to $382.8 million in the first quarter of 2016 from $369.5 million in the first quarter of 2015; royalty expenses decreased by $4.3 million, or 10%, to $37.9 million in the first quarter of 2016 from $42.2 million in the first quarter of 2015; freight and logistics expenses decreased by $0.6 million, or 1%, to $60.0 million in the first quarter of 2016 from $60.6 million in the first quarter of 2015.
Gross Margin
Gross margin decreased to 44.7% in the first quarter of 2016 from 48.8% in the first quarter of 2015. The decrease in gross margin was due to unfavorable foreign exchange and product mix, partially offset by Funding Our Future savings and price increases.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 10.0% in the first quarter of 2016 from 11.1% in the first quarter of 2015, primarily as a result of timing, coupled with the benefit of foreign exchange.
Other Selling and Administrative Expenses
Other selling and administrative expenses, as reported, were $350.9 million, or 40.4% of net sales, in the first quarter of 2016, as compared to $402.5 million, or 43.6% of net sales, in the first quarter of 2015. Adjusted other selling and administrative expenses were $337.8 million, or 38.9% of net sales, in the first quarter of 2016, as compared to $362.6 million, or 39.3% of net sales, in the first quarter of 2015. The decrease in adjusted other selling and administrative expenses was primarily due to Funding Our Future gross savings of approximately $22 million.
Other Non-Operating Expense (Income)
Other non-operating expense (income) was a net expense of $24.3 million in the first quarter of 2016, as compared to net income of $0.1 million in the first quarter of 2015. The change in other non-operating expense (income) was primarily due to the change in the remeasurement rate used by Mattel's Venezuelan subsidiary, which resulted in an unrealized foreign currency exchange loss of approximately $26 million.
Provision for Income Taxes
Mattel’s benefit from income taxes was $20.5 million and $15.0 million in the first quarter of 2016 and 2015, respectively. Mattel recognized net discrete tax expense of $0.2 million and $0.7 million in the first quarter 2016 and 2015, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first quarter of 2016 and 2015:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$69.0	$62.3	11%	—%	11%
Other Girls	36.6	94.2	-61%	—%	-61%
Wheels	69.0	63.9	8%	-1%	9%
Entertainment	110.2	79.6	38%	-1%	39%
	284.8	300.0	-5%	—%	-5%
Fisher-Price Brands:
Core Fisher-Price	105.0	97.8	7%	-1%	8%
Fisher-Price Friends	40.6	42.4	-4%	-3%	-1%
Other Fisher-Price	14.5	15.5	-6%	-1%	-5%
	160.1	155.7	3%	-1%	4%
Construction and Arts & Crafts Brands	42.8	30.1	42%	-1%	43%
Other	2.8	2.4
Total Gross Sales	$490.5	$488.2	—%	-1%	1%
Gross sales for the North America segment were $490.5 million in the first quarter of 2016, an increase of $2.3 million or flat as reported, and an increase of 1% in constant currency, compared to the first quarter of 2015. The increase in the North America segment gross sales in constant currency was primarily due to higher sales of Construction and Arts & Crafts, Entertainment, and Barbie products, partially offset by lower sales of Other Girls products. Of the 43% increase in Construction and Arts & Crafts gross sales in constant currency, 34% was due to new sales of Teenage Mutant Ninja Turtles MEGA Bloks products and 10% was due to new sales of Monster High MEGA Bloks products. Of the 39% increase in Entertainment gross sales in constant currency, 26% was due to higher sales of DC Comics products and 7% was due to new sales of Fuhu tablets. The 11% increase in Barbie gross sales in constant currency was due to a strong response to Barbie's marketing strategy and the new breadth of Barbie products. Of the 61% decrease in Other Girls gross sales in constant currency, 50% is due to lower sales of Disney Princess products and 13% is due to lower sales of Monster High products. Cost of sales increased 1% in the first quarter of 2016, compared to a 1% increase in net sales, primarily due to higher product and other costs, partially offset by Funding Our Future savings and lower royalty expenses. Gross margins in the first quarter of 2016 decreased as a result of unfavorable product mix and higher product-related costs, partially offset by Funding Our Future savings and price increases.
North America segment income increased by 64% to $41.1 million in the first quarter of 2016, as compared to $25.0 million in the first quarter of 2015, primarily due to lower other selling and administrative expenses and lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in gross sales within the International segment in the first quarter of 2016 versus 2015:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact	% Change in Gross Sales in Constant Currency
Total International Segment	-11%	-10%	-1%
Europe	-7%	-9%	2%
Latin America	-23%	-16%	-7%
Asia Pacific	-10%	-5%	-5%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first quarter of 2016 and 2015:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$72.1	$83.7	-14%	-7%	-7%
Other Girls	35.7	95.4	-63%	-8%	-55%
Wheels	65.9	68.2	-3%	-12%	9%
Entertainment	69.4	57.9	20%	-12%	32%
	243.1	305.2	-20%	-8%	-12%
Fisher-Price Brands:
Core Fisher-Price	73.3	71.9	2%	-10%	12%
Fisher-Price Friends	39.0	36.0	8%	-11%	19%
Other Fisher-Price	0.2	0.4	-61%	-10%	-51%
	112.5	108.3	4%	-10%	14%
Construction and Arts & Crafts Brands	19.1	8.2	135%	-56%	191%
Other	0.1	0.4
Total Gross Sales	$374.8	$422.1	-11%	-10%	-1%
Gross sales for the International segment were $374.8 million in the first quarter of 2016, a decrease of $47.3 million or 11% as reported, and a decrease of 1% in constant currency, compared to the first quarter of 2015. The decrease in the International segment gross sales in constant currency was primarily due to lower sales of Other Girls products, partially offset by higher sales of Construction and Arts & Crafts, Entertainment, Fisher-Price Friends, and Core Fisher-Price products. Of the 55% decrease in Other Girls gross sales in constant currency, 42% is due to lower sales of Disney Princess products and 12% is due to lower sales of Monster High products. Of the 191% increase in Construction and Arts & Crafts gross sales in constant currency, 109% is due to higher sales of MEGA Bloks Preschool products, 42% is due to new sales of Despicable Me™ MEGA Bloks products, and 39% is due to new sales of Teenage Mutant Ninja Turtles MEGA Bloks products. Of the 32% increase in Entertainment gross sales in constant currency, 43% is due to higher sales of DC Comics products, partially offset by lower sales of Max Steel products of 8%. Of the 19% increase in Fisher-Price Friends gross sales in constant currency, 10% is due to higher sales of Thomas & Friends products and 10% is due to higher sales of Nickelodeon® products. Of the 12% increase in Core Fisher-Price gross sales in constant currency, 10% is due to higher sales of infant products. Cost of sales decreased 12% in the first quarter of 2016, as compared to a 12% decrease in net sales, primarily due to Funding Our Future savings, lower product and other costs, and lower royalty expenses. Gross margins decreased as a result of unfavorable product mix and unfavorable foreign exchange, partially offset by price increases and Funding Our Future savings.
International segment loss increased 291% to $17.4 million in the first quarter of 2016, as compared to $4.4 million in the first quarter of 2015, primarily due to lower gross sales and lower gross profit, partially offset by lower advertising and promotion expenses.
American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first quarter of 2016 and 2015:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2016	2015
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$93.3	$106.1	-12%	-1%	-11%
Other Brands	3.5	3.8	-8%	-3%	-5%
Total American Girl Segment	$96.8	$109.9	-12%	-1%	-11%

Gross sales for the American Girl segment were $96.8 million in the first quarter of 2016, a decrease of $13.1 million or 12% as reported, and a decrease of 11% in constant currency, compared to the first quarter of 2015. The decrease in the American Girl segment gross sales in constant currency was primarily due to lower sales of American Girl Brands products. Of the 11% decrease in American Girl Brands gross sales in constant currency, 5% is due to lower sales of Girl of the Year products and 2% is due to lower sales of BeForever products. Cost of sales decreased 7% in the first quarter of 2016, as compared to an 11% decrease in net sales, primarily due to lower product and other costs and Funding Our Future savings. Gross margins decreased primarily as a result of higher product-related costs, partially offset by Funding Our Future savings.
American Girl segment income decreased 39% to $3.4 million in the first quarter of 2016, as compared to $5.5 million in the first quarter of 2015, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses.
Funding Our Future
In 2015, Mattel initiated its current cost savings program, Funding Our Future, which targets cumulative gross cost savings of approximately $250 million to $300 million by the end of 2016. The cost savings program is designed to generate cost savings through various initiatives, including structural and process improvements and supply chain optimization.
For the first quarter of 2016, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $46 million (or approximately $40 million of net savings, including severance charges and investments). Of the gross cost savings realized in the first quarter of 2016, approximately $23 million was reflected within gross profit, approximately $22 million within other selling and administrative expenses, and approximately $1 million within advertising and promotion expenses.
Income Taxes
Mattel’s benefit from income taxes was $20.5 million and $15.0 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and March 31, 2015, Mattel recognized net discrete tax expense of $0.2 million and $0.7 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $10 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
During the first quarter of 2016, Mattel retrospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. As of March 31, 2015, prepaid expenses and other current assets decreased by $194.9 million, other noncurrent assets increased by $191.0 million, accounts payable and accrued liabilities decreased by $0.2 million, and other noncurrent liabilities decreased by $3.7 million. As of December 31, 2015, prepaid expenses and other current assets decreased by $195.8 million, other noncurrent assets increased by $193.6 million, and other noncurrent liabilities decreased by $2.2 million.
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
Of Mattel’s $599.7 million in cash and equivalents as of March 31, 2016, approximately $469 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of March 31, 2016, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
Mattel monitors the third-party depository institutions that hold the Company's cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks.
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

Operating Activities
Cash flows used for operating activities were $89.3 million in the first three months of 2016, as compared to $53.1 million in the first three months of 2015. The increase in cash flows used for operating activities was primarily due to a higher net loss and higher working capital usage.
Investing Activities
Cash flows used for investing activities were $54.7 million in the first three months of 2016, as compared to $92.0 million in the first three months of 2015. The decrease in cash flows used for investing activities was primarily due to foreign currency forward exchange contracts, partially offset by the acquisitions of Fuhu and Sproutling.
Financing Activities
Cash flows used for financing activities were $134.4 million in the first three months of 2016, as compared to $128.8 million in the first three months of 2015. The increase in cash flows used for financing activities was primarily due to net payments of short-term borrowings.
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
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the three months ended March 31, 2016. As of March 31, 2016, Mattel’s consolidated debt-to-Consolidated EBITDA ratio, as calculated per the terms of the credit agreement, was 2.46 to 1 (compared to a maximum allowed of 3.50 to 1), and Mattel’s interest coverage ratio was 9.79 to 1 (compared to a minimum required of 3.50 to 1).
The agreement governing the credit facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend the majority of these credit lines throughout 2016.
Mattel believes its cash on hand, amounts available under its credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2016.
Financial Position
Mattel’s cash and equivalents decreased $293.1 million to $599.7 million at March 31, 2016, as compared to $892.8 million at December 31, 2015. The decrease was primarily due to dividend payments, working capital usage, purchases of tools, dies, and molds and other property, plant and equipment, and the acquisitions of Fuhu and Sproutling.
Accounts receivable decreased $397.0 million to $748.1 million at March 31, 2016, as compared to $1.15 billion at December 31, 2015, primarily due to the seasonality of Mattel's business. Inventory increased $110.8 million to $698.3 million at March 31, 2016, as compared to $587.5 million at December 31, 2015, primarily due to higher inventory in the US to meet expected future demand of new products.
Accounts payable and accrued liabilities decreased $390.1 million to $919.7 million at March 31, 2016, as compared to $1.31 billion at December 31, 2015. The decrease was primarily due to the timing and amount of payments for various liabilities, including royalties and advertising and promotion.
Noncurrent long-term debt was $1.79 billion as of March 31, 2016 and $1.78 billion as of December 31, 2015.
A summary of Mattel’s capitalization is as follows:

	March 31, 2016		March 31, 2015		December 31, 2015
	(In millions, except percentage information)
2010 Senior Notes	$500.0	11%	$500.0	9%	$500.0	10%
2011 Senior Notes	300.0	5	600.0	12	300.0	6
2013 Senior Notes	500.0	11	500.0	9	500.0	10
2014 Senior Notes	500.0	11	500.0	9	500.0	10
Debt issuance costs	(14.6)	—	(17.4)	—	(15.3)	—
Total noncurrent long-term debt	1,785.4	38	2,082.6	39	1,784.7	36
Other noncurrent liabilities	474.3	10	541.7	10	471.6	10
Stockholders’ equity	2,475.1	52	2,666.6	51	2,633.3	54
	$4,734.8	100%	$5,290.9	100%	$4,889.6	100%
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 43.9% at March 31, 2015 to 45.7% at March 31, 2016 as a result of lower stockholders’ equity.
Litigation
See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2015 and did not change during the first three months of 2016.
New Accounting Pronouncements
See Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements” of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
To supplement the financial results presented in accordance with GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures included in this Quarterly Report on Form 10-Q include gross sales, adjusted other selling and administrative expenses, adjusted operating income (loss), adjusted earnings (loss) per share, and constant currency. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, substitutes for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
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
A reconciliation between net sales and gross sales is as follows:

	For the Three Months Ended March 31,		% Change as Reported	Currency Exchange Rate Impact	% Change in Constant Currency
	2016	2015
	(In millions, except percentage information)
Net Sales	$869.4	$922.7	-6%	-4%	-2%
Sales adjustments	92.7	97.5
Gross Sales	$962.1	$1,020.2	-6%	-5%	-1%
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

	For the Three Months Ended March 31,
	2016	2015
	(In millions)
Other Selling and Administrative Expenses	$350.9	$402.5
Adjustments:
Integration & Acquisition Costs (1)	(0.7)	(7.7)
Intangible Asset Amortization Expense (2)	(2.6)	(4.2)
Severance and Restructuring Expenses	(9.8)	(28.0)
Adjusted Other Selling and Administrative Expenses	$337.8	$362.6
____________________________________________
(1) Includes Integration & Acquisition Costs for Fuhu and Sproutling in 2016 and MEGA Brands in 2015.
(2) Includes Intangible Asset Amortization Expense for MEGA Brands, Fuhu, and Sproutling.

Adjusted Operating Income (Loss)
Adjusted operating income (loss) represents Mattel’s reported operating income (loss), adjusted to exclude the impact of expenses associated with the acquisition and integration of an acquired business and the impact of restructuring and restructuring-related expenses. Adjusted operating income (loss) is presented to provide additional perspective on underlying trends in Mattel’s core operating results. A reconciliation between operating income (loss) and adjusted operating income (loss) is as follows:

	For the Three Months Ended March 31,
	2016	2015
	(In millions)
Operating Loss	$(49.1)	$(54.5)
Adjustments:
Integration & Acquisition Costs (1)	0.7	7.7
Intangible Asset Amortization Expense (2)	2.6	4.2
Severance and Restructuring Expenses	9.8	28.0
Adjusted Operating Loss	$(36.0)	$(14.6)
____________________________________________
(1) Includes Integration & Acquisition Costs for Fuhu and Sproutling in 2016 and MEGA Brands in 2015.
(2) Includes Intangible Asset Amortization Expense for MEGA Brands, Fuhu, and Sproutling.
Adjusted Earnings (Loss) Per Share
Adjusted earnings (loss) per share represents Mattel’s reported diluted earnings (loss) per common share, adjusted to exclude the impact of expenses associated with the acquisition and integration of an acquired business, the impact of restructuring and restructuring-related expenses, the impact of the sale of assets not related to Mattel's core business, and the impact of Venezuela currency devaluation. Each adjustment is tax effected, if necessary, and divided by the reported weighted average number of common and potential common shares to determine the per-share impact of the adjustment. Adjusted earnings (loss) per share is presented to provide additional perspective on underlying trends in Mattel’s core earnings. A reconciliation between earnings (loss) per share and adjusted earnings (loss) per share is as follows:

	For the Three Months Ended March 31,
	2016	2015
Net Loss Per Share	$(0.21)	$(0.17)
Adjustments:
Integration & Acquisition Costs (1)	—	0.02
Intangible Asset Amortization Expense (2)	0.01	0.01
Severance and Restructuring Expenses	0.02	0.06
Sale of Assets	(0.01)	—
Venezuela Currency Devaluation Loss	0.06	—
Adjusted Net Loss Per Share	$(0.13)	$(0.08)
____________________________________________
(1) Includes Integration & Acquisition Costs for Fuhu and Sproutling in 2016 and MEGA Brands in 2015.
(2) Includes Intangible Asset Amortization Expense for MEGA Brands, Fuhu, and Sproutling.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Australian dollar, Canadian dollar, Brazilian real, Russian ruble, Malaysian ringgit, and Indonesian rupiah are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first three months of 2016 were related to its net investments in entities having functional currencies denominated in the Euro.
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
During March 2016, the Venezuelan government further revised its currency exchange platform to a dual system. The SICAD rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate, which will be fixed at 10.00 BsF per US dollar. The existing SIMADI rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. The DIPRO rate will be used for essential imports, such as food and medicine, whereas the DICOM rate will be used for all other transactions. During the first quarter of 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. The change in the remeasurement rate resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating expense (income), net in the consolidated statement of operations.
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in the first three months of 2016 and had approximately $1 million of net monetary assets denominated in BsF as of March 31, 2016. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $71 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel's assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of Fuhu or Sproutling, which were acquired in January 2016, that are also part of Fuhu and Sproutling's internal controls over financial reporting. This exclusion is in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Christopher A. Sinclair, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2016, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
The content of Part I, Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in Mattel’s 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2016, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2016:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1—31	29,693	$27.58	—	$203,016,273
February 1—29	25,346	31.90	—	203,016,273
March 1—31	1,680	33.08	—	203,016,273
Total	56,719	$29.67	—	$203,016,273
 ____________________________________

(1)
The total number of shares purchased relates to 56,719 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2016, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

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
10.1*+
Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Amended and Restated 2010 Equity and Long-Term Compensation Plan (“Amended 2010 Plan”) for Certain Executive Officers Participating in the Mattel, Inc. Executive Severance Plan and the Mattel, Inc. Executive Severance Plan B

10.2*+	Form of Grant Agreement for Long-Term Incentive Program Performance-Based Restricted Stock Units for Senior Executives under the Amended 2010 Plan
12.0*	Computation of Ratio of Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated April 28, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated April 28, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated April 28, 2016 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________________

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
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)
Date: April 28, 2016