Form 10-Q
period 2016-06-30
MATTEL INC /DE/
filed 2016-07-28
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 15, 2016:
340,619,061 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015	December 31, 2015
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$317,803	$300,455	$892,814
Accounts receivable, net	794,600	803,111	1,145,099
Inventories	891,816	853,795	587,521
Prepaid expenses and other current assets	361,673	372,905	375,625
Total current assets	2,365,892	2,330,266	3,001,059
Noncurrent Assets
Property, plant, and equipment, net	736,476	733,002	741,147
Goodwill	1,394,101	1,393,147	1,384,520
Other noncurrent assets	1,435,098	1,620,772	1,408,417
Total Assets	$5,931,567	$6,077,187	$6,535,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$67,000	$—	$16,914
Current portion of long-term debt	300,000	—	300,000
Accounts payable	565,930	396,760	651,681
Accrued liabilities	431,622	484,971	658,182
Income taxes payable	8,680	7,787	18,752
Total current liabilities	1,373,232	889,518	1,645,529
Noncurrent Liabilities
Long-term debt	1,786,133	2,083,309	1,784,721
Other noncurrent liabilities	461,915	539,887	471,639
Total noncurrent liabilities	2,248,048	2,623,196	2,256,360
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,804,356	1,788,993	1,789,870
Treasury stock at cost: 100.8 million shares, 102.8 million shares, and 101.7 million shares, respectively	(2,470,107)	(2,521,703)	(2,494,901)
Retained earnings	3,396,027	3,566,687	3,745,815
Accumulated other comprehensive loss	(861,358)	(710,873)	(848,899)
Total stockholders’ equity	2,310,287	2,564,473	2,633,254
Total Liabilities and Stockholders’ Equity	$5,931,567	$6,077,187	$6,535,143
The accompanying notes are an integral part of these financial statements

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited; in thousands, except per share amounts)
Net Sales	$957,276	$988,152	$1,826,675	$1,910,901
Cost of sales	523,709	515,294	1,004,437	987,595
Gross Profit	433,567	472,858	822,238	923,306
Advertising and promotion expenses	94,771	104,744	181,714	207,172
Other selling and administrative expenses	350,456	367,551	701,330	770,038
Operating (Loss) Income	(11,660)	563	(60,806)	(53,904)
Interest expense	22,624	20,706	45,144	41,107
Interest (income)	(2,713)	(2,099)	(5,073)	(3,767)
Other non-operating (income) expense, net	(1,819)	1,854	22,354	1,801
Loss Before Income Taxes	(29,752)	(19,898)	(123,231)	(93,045)
Benefit from income taxes	(10,638)	(8,547)	(31,158)	(23,517)
Net Loss	$(19,114)	$(11,351)	$(92,073)	$(69,528)
Net Loss Per Common Share—Basic	$(0.06)	$(0.03)	$(0.27)	$(0.21)
Weighted average number of common shares	340,926	338,843	340,653	338,713
Net Loss Per Common Share—Diluted	$(0.06)	$(0.03)	$(0.27)	$(0.21)
Weighted average number of common and potential common shares	340,926	338,843	340,653	338,713
Dividends Declared Per Common Share	$0.38	$0.38	$0.76	$0.76
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited; in thousands)
Net Loss	$(19,114)	$(11,351)	$(92,073)	$(69,528)
Other Comprehensive (Loss) Income, Net of Tax:
Currency translation adjustments	(44,377)	37,376	(4,356)	(89,316)
Defined benefit pension plan adjustments	1,459	(3,268)	2,544	(413)
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	15,561	(2,250)	(332)	23,501
Reclassification adjustment for realized gains included in net income	(3,305)	(13,705)	(10,315)	(22,556)
	12,256	(15,955)	(10,647)	945
Other Comprehensive (Loss) Income, Net of Tax	(30,662)	18,153	(12,459)	(88,784)
Comprehensive (Loss) Income	$(49,776)	$6,802	$(104,532)	$(158,312)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(92,073)	$(69,528)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	119,358	114,626
Amortization	12,920	16,355
Deferred income taxes	(59,936)	(42,463)
Share-based compensation	26,376	27,290
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	351,058	263,192
Inventories	(289,834)	(304,348)
Prepaid expenses and other current assets	8,006	(17,678)
Accounts payable, accrued liabilities, and income taxes payable	(311,480)	(222,918)
Other, net	(5,021)	(5,301)
Net cash flows used for operating activities	(240,626)	(240,773)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(68,808)	(64,978)
Purchases of other property, plant, and equipment	(42,470)	(48,860)
Payments for acquisitions	(32,987)	—
Proceeds from (payments for) foreign currency forward exchange contracts	15,989	(47,904)
Other, net	4,383	570
Net cash flows used for investing activities	(123,893)	(161,172)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(16,914)	—
Proceeds from short-term borrowings, net	67,000	—
Payments of dividends on common stock	(258,591)	(257,181)
Proceeds from exercise of stock options	16,718	7,578
Other, net	(2,256)	(5,991)
Net cash flows used for financing activities	(194,043)	(255,594)
Effect of Currency Exchange Rate Changes on Cash	(16,449)	(13,656)
Decrease in Cash and Equivalents	(575,011)	(671,195)
Cash and Equivalents at Beginning of Period	892,814	971,650
Cash and Equivalents at End of Period	$317,803	$300,455
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
Accounts receivable are net of allowances for doubtful accounts of $31.5 million, $24.9 million, and $24.4 million as of June 30, 2016, June 30, 2015, and December 31, 2015, respectively.

3.	Inventories
Inventories include the following:

	June 30, 2016	June 30, 2015	December 31, 2015
	(In thousands)
Raw materials and work in process	$164,564	$149,814	$105,917
Finished goods	727,252	703,981	481,604
	$891,816	$853,795	$587,521

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	June 30, 2016	June 30, 2015	December 31, 2015
	(In thousands)
Land	$25,169	$27,361	$27,049
Buildings	276,383	275,956	275,266
Machinery and equipment	795,299	744,078	764,657
Software	338,649	323,529	331,251
Tools, dies, and molds	861,747	811,763	840,586
Capital leases	23,970	23,970	23,970
Leasehold improvements	252,521	245,037	245,082
	2,573,738	2,451,694	2,507,861
Less: accumulated depreciation	(1,837,262)	(1,718,692)	(1,766,714)
	$736,476	$733,002	$741,147

5.	Goodwill
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
The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2016 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2015	Acquisitions	Currency Exchange Rate Impact	June 30, 2016
	(In thousands)
North America	$718,999	$11,041	$(84)	$729,956
International	452,879	10,312	(11,802)	451,389
American Girl	212,642	—	114	212,756
Total goodwill	$1,384,520	$21,353	$(11,772)	$1,394,101
Acquisitions of Sproutling, Inc. and Fuhu, Inc.
In January 2016, Mattel completed its acquisition of Sproutling, Inc. ("Sproutling"), a maker of smart technology products for parents and families, for total consideration of $9.9 million and additional contingent consideration that may become payable under the terms of the agreement based on Sproutling's operating results over the next three years. Also in January 2016, Mattel acquired substantially all of the assets of Fuhu, Inc. ("Fuhu"), a developer of high technology products for children and families and best known for its nabi® brand of products, for total consideration of $23.1 million. These acquisitions are expected to strengthen Mattel's digital and smart technology capabilities and create opportunities to bring new technology-enabled products to market.
Mattel is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The determination of the final values of assets acquired and liabilities assumed may result in adjustments to these values and a corresponding adjustment to goodwill. During the three and six months ended June 30, 2016, Mattel recognized $0.5 million and $1.1 million, respectively, of integration and acquisition costs. Integration and acquisition costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for these acquisitions have not been presented because they are not material, individually or in the aggregate, to Mattel.

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	June 30, 2016	June 30, 2015	December 31, 2015
	(In thousands)
Deferred income taxes	$570,722	$619,225	$510,928
Nonamortizable identifiable intangibles	470,566	500,183	488,144
Identifiable intangibles (net of amortization of $142.3 million, $117.5 million, and $131.5 million, respectively)	212,334	226,352	212,161
Other	181,476	275,012	197,184
	$1,435,098	$1,620,772	$1,408,417
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

7.	Accrued Liabilities
Accrued liabilities include the following:

	June 30, 2016	June 30, 2015	December 31, 2015
	(In thousands)
Royalties	$59,133	$65,201	$122,153
Taxes other than income taxes	30,353	29,887	66,848
Advertising and promotion	4,950	15,264	75,991
Other	337,186	374,619	393,190
	$431,622	$484,971	$658,182

8.	Seasonal Financing
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
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at June 30, 2016.
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
During the first quarter of 2016, Mattel retrospectively adopted Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. As such, prior periods were restated to present debt issuance costs as a deduction from long-term debt. Long-term debt includes the following:

	June 30, 2016	June 30, 2015	December 31, 2015
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000
Debt issuance costs	(13,867)	(16,691)	(15,279)
	2,086,133	2,083,309	2,084,721
Less: current portion	(300,000)	—	(300,000)
Total long-term debt	$1,786,133	$2,083,309	$1,784,721

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	June 30, 2016	June 30, 2015	December 31, 2015
	(In thousands)
Benefit plan liabilities	$208,982	$209,880	$195,916
Noncurrent tax liabilities	100,528	163,390	106,584
Other	152,405	166,617	169,139
	$461,915	$539,887	$471,639

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2016
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2016	$(7,540)	$(158,773)	$(664,383)	$(830,696)
Other comprehensive income (loss) before reclassifications	15,561	890	(44,377)	(27,926)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,305)	569	—	(2,736)
Net increase (decrease) in other comprehensive income (loss)	12,256	1,459	(44,377)	(30,662)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2016	$4,716	$(157,314)	$(708,760)	$(861,358)

	For the Six Months Ended June 30, 2016
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$(159,858)	$(704,404)	$(848,899)
Other comprehensive loss before reclassifications	(332)	(134)	(4,356)	(4,822)
Amounts reclassified from accumulated other comprehensive income (loss)	(10,315)	2,678	—	(7,637)
Net (decrease) increase in other comprehensive income (loss)	(10,647)	2,544	(4,356)	(12,459)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2016	$4,716	$(157,314)	$(708,760)	$(861,358)

	For the Three Months Ended June 30, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2015	$46,925	$(158,652)	$(617,299)	$(729,026)
Other comprehensive (loss) income before reclassifications	(2,250)	(811)	37,376	34,315
Amounts reclassified from accumulated other comprehensive income (loss)	(13,705)	(2,457)	—	(16,162)
Net (decrease) increase in other comprehensive income (loss)	(15,955)	(3,268)	37,376	18,153
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2015	$30,970	$(161,920)	$(579,923)	$(710,873)

	For the Six Months Ended June 30, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	23,501	(950)	(89,316)	(66,765)
Amounts reclassified from accumulated other comprehensive income (loss)	(22,556)	537	—	(22,019)
Net increase (decrease) in other comprehensive income (loss)	945	(413)	(89,316)	(88,784)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2015	$30,970	$(161,920)	$(579,923)	$(710,873)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$3,664	$13,561	Cost of sales
	(359)	144	Provision for income taxes
	$3,305	$13,705	Net income
Defined Benefit Pension Plans
Amortization of prior service (cost) credit	$(7)	$264	(a)
Recognized actuarial loss	(1,663)	(4,927)	(a)
Curtailment gain	—	8,639	(a)
	(1,670)	3,976
	1,101	(1,519)	Provision for income taxes
	$(569)	$2,457	Net income

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$10,876	$22,381	Cost of sales
	(561)	175	Provision for income taxes
	$10,315	$22,556	Net income
Defined Benefit Pension Plans
Amortization of prior service (cost) credit	$(15)	$528	(a)
Recognized actuarial loss	(3,536)	(9,858)	(a)
Curtailment gain	—	8,639	(a)
	(3,551)	(691)
	873	154	Provision for income taxes
	$(2,678)	$(537)	Net income
 ____________________________________________

(a)
The amortization of prior service (cost) credit, recognized actuarial loss, and curtailment gain are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net loss of $4.4 million for the six months ended June 30, 2016, primarily due to the weakening of the British pound sterling against the US dollar, partially offset by the strengthening of the Brazilian real and the Euro. Currency translation adjustments resulted in a net loss of $89.3 million for the six months ended June 30, 2015, primarily due to the weakening of the Euro, Brazilian real, and Mexican peso against the US dollar, partially offset by the strengthening of the British pound sterling.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2016, June 30, 2015, and December 31, 2015, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.21 billion, $1.21 billion, and $930.8 million, respectively. As of June 30, 2016 and June 30, 2015, Mattel also held cross currency swap contracts with notional amounts of $17.1 million and $30.0 million, respectively.
The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2016	June 30, 2015	December 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$7,202	$31,678	$15,279
Foreign currency forward exchange contracts	Other noncurrent assets	1,534	800	1,611
Total derivatives designated as hedging instruments		$8,736	$32,478	$16,890
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,760	$—	$1,216
Total		$10,496	$32,478	$18,106

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2016	June 30, 2015	December 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$4,709	$7,752	$1,214
Foreign currency forward exchange contracts	Other noncurrent liabilities	698	1,183	219
Total derivatives designated as hedging instruments		$5,407	$8,935	$1,433
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$11,618	$3,953	$2,287
Cross currency swap contract	Accrued liabilities	1,258	797	—
Total derivatives not designated as hedging instruments		$12,876	$4,750	$2,287
Total		$18,283	$13,685	$3,720

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$15,561	$3,305	$(2,250)	$13,705	Cost of sales

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(332)	$10,315	$23,501	$22,556	Cost of sales
The net gains of $3.3 million and $10.3 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2016, respectively, and the net gains of $13.7 million and $22.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2015, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(17,989)	$12,927	Non-operating income/expense
Cross currency swap contract	(1,258)	(797)	Non-operating income/expense
Foreign currency forward exchange contracts	473	93	Cost of sales
Total	$(18,774)	$12,223

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$5,603	$(40,322)	Non-operating income/expense
Cross currency swap contract	(1,258)	(797)	Non-operating income/expense
Foreign currency forward exchange contracts	1,598	(899)	Cost of sales
Total	$5,943	$(42,018)
The net (loss) gain of $(18.8) million and $5.9 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2016, respectively, and the net gain (loss) of $12.2 million and $(42.0) million recognized in the consolidated statements of operations for the three and six months ended June 30, 2015, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13.	Fair Value Measurements
The following tables present information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$10,496	$—	$10,496
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$17,025	$—	$17,025
Cross currency swap contract (a)	—	1,258	—	1,258
Total liabilities	$—	$18,283	$—	$18,283

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$32,478	$—	$32,478
Auction rate security (b)	—	—	32,389	32,389
Total assets	$—	$32,478	$32,389	$64,867
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$12,888	$—	$12,888
Cross currency swap contract (a)	—	797	—	797
Total liabilities	$—	$13,685	$—	$13,685

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$18,106	$—	$18,106
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$3,720	$—	$3,720
 ____________________________________________

(a)
The fair values of the foreign currency forward exchange contracts and cross currency swap contracts are based on dealer quotes of market forward rates and reflect the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

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
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.19 billion (compared to a carrying value of 2.10 billion) as of June 30, 2016, $2.14 billion (compared to a carrying value of 2.10 billion) as of June 30, 2015, and $2.15 billion (compared to a carrying value of 2.10 billion) as of December 31, 2015. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per common share for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands, except per share amounts)
Basic:
Net loss	$(19,114)	$(11,351)	$(92,073)	$(69,528)
Less: net loss allocable to participating RSUs (a)	—	—	—	—
Net loss available for basic common shares	$(19,114)	$(11,351)	$(92,073)	$(69,528)
Weighted average common shares outstanding	340,926	338,843	340,653	338,713
Basic net loss per common share	$(0.06)	$(0.03)	$(0.27)	$(0.21)
Diluted:
Net loss	$(19,114)	$(11,351)	$(92,073)	$(69,528)
Less: net loss allocable to participating RSUs (a)	—	—	—	—
Net loss available for diluted common shares	$(19,114)	$(11,351)	$(92,073)	$(69,528)
Weighted average common shares outstanding	340,926	338,843	340,653	338,713
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	—	—	—
Weighted average number of common and potential common shares	340,926	338,843	340,653	338,713
Diluted net loss per common share	$(0.06)	$(0.03)	$(0.27)	$(0.21)
 _______________________________________

(a)	During the three and six months ended June 30, 2016 and 2015, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses.
Mattel was in a net loss position during the three and six months ended June 30, 2016 and 2015, and accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

15.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2015 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost (credit) for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Service cost	$1,262	$2,186	$2,684	$4,364
Interest cost	6,159	6,260	12,300	12,532
Expected return on plan assets	(6,443)	(7,640)	(12,916)	(15,273)
Amortization of prior service cost (credit)	7	(264)	15	(528)
Recognized actuarial loss	1,626	4,889	3,462	9,781
Curtailment gain	—	(8,639)	—	(8,639)
	$2,611	$(3,208)	$5,545	$2,237

A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Service cost	$13	$21	$26	$42
Interest cost	286	313	572	626
Recognized actuarial loss	37	38	74	77
	$336	$372	$672	$745
During the six months ended June 30, 2016, Mattel made cash contributions totaling approximately $6 million and $1 million related to its defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2016, Mattel expects to make additional cash contributions of approximately $9 million.

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
For the January 1, 2016–December 31, 2018 LTIP performance cycle, Mattel granted performance-based restricted stock units ("Performance RSUs") under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives. Performance RSUs granted under this program will be earned based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on achievement of Mattel's performance with respect to a cumulative three-year EPS target for the performance cycle ("the 2016-2018 performance-related component") and then adjusted upward or downward based on Mattel's total shareholder return ("TSR") for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 (the "2016-2018 market-related component"). The Performance RSUs under the 2016-2018 LTIP have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid. During the three and six months ended June 30, 2016, no expense was recognized related to the 2016-2018 performance-related component.

Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Stock option compensation expense	$1,919	$4,390	$4,298	$7,189
RSU compensation expense	12,093	11,297	22,078	20,101
	$14,012	$15,687	$26,376	$27,290
As of June 30, 2016, total unrecognized compensation cost related to unvested share-based payments totaled $58.6 million and is expected to be recognized over a weighted-average period of 1.7 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2016 and 2015 was $16.7 million and $7.6 million, respectively.

17.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Design and development	$53,748	$57,630	$105,584	$110,546
Identifiable intangible asset amortization	5,537	7,465	10,830	13,928

18.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating income (expense), net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Canadian dollar, Brazilian real, Russian ruble, Malaysian ringgit, and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.
Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Operating (loss) income	$(25,163)	$12,535	$(37,005)	$24,439
Other non-operating income (expense), net	(1,130)	(2,473)	(28,119)	(3,398)
Net transaction (losses) gains	$(26,293)	$10,062	$(65,124)	$21,041
In March 2016, the Venezuelan government revised its currency exchange platform to a dual system. The Sistema Complementario de Administración de Divisas ("SICAD") rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate. The existing Marginal Currency System ("SIMADI") rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. During the three months ended March 31, 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate and recognized an unrealized foreign currency exchange loss of approximately $26 million in other non-operating income (expense), net as a result of the change in the remeasurement rate.

19.	Income Taxes
Mattel’s benefit from income taxes was $31.2 million and $23.5 million for the six months ended June 30, 2016 and 2015, respectively. During the three and six months ended June 30, 2016, Mattel recognized net discrete tax benefits of $4.0 million and $3.8 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and six months ended June 30, 2015, Mattel recognized net discrete tax benefits of $4.3 million and $3.6 million, respectively, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
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
During the first quarter of 2016, Mattel retrospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. As of June 30, 2015, prepaid expenses and other current assets decreased by $199.4 million, other noncurrent assets increased by $195.5 million, accounts payable and accrued liabilities decreased by $0.2 million, and other noncurrent liabilities decreased by $3.8 million from the previously reported amounts. As of December 31, 2015, prepaid expenses and other current assets decreased by $195.8 million, other noncurrent assets increased by $193.6 million, and other noncurrent liabilities decreased by $2.2 million from the previously reported amounts.

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
On October 19, 2015, Mattel do Brasil filed its answer to the special appeal filed by Yellowstone and Yellowstone filed its answer to the special appeal filed by Mattel do Brasil. On April 4, 2016, the Appeals Court rendered a decision denying the admissibility of Mattel’s and Yellowstone’s special appeals. On May 11, 2016, both Mattel and Yellowstone filed interlocutory appeals and are awaiting the decision.
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
Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into four major brand categories:
Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Ever After High®, Polly Pocket®, and DC Super Hero Girls™ (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS™, DC Comics™, WWE® Wrestling, Minecraft®, Max Steel®, BOOMco.®, Toy Story®, and games and puzzles (collectively “Entertainment”).
Fisher-Price Brands—including Fisher-Price®, Little People®, Baby Gear™, Laugh & Learn®, and Imaginext® (collectively “Core Fisher-Price”), Thomas & Friends™, Dora the Explorer®, Mickey Mouse® Clubhouse, and Disney Jake and the Never Land Pirates® (collectively “Fisher-Price Friends”), and Power Wheels®.
American Girl Brands—including Truly Me®, Girl of the Year®, BeForever®, Bitty Baby®, and WellieWishers™. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.
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
Segment Data
The following tables present information about revenues, income, and assets by segment. In the following tables, Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales” and reconciled to net sales in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to brands or individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating income (expense), and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Revenues by Segment
North America	$515,595	$495,738	$1,006,117	$983,937
International	465,154	511,460	839,958	933,541
American Girl	72,045	87,943	168,824	197,853
Gross sales	1,052,794	1,095,141	2,014,899	2,115,331
Sales adjustments	(95,518)	(106,989)	(188,224)	(204,430)
Net sales	$957,276	$988,152	$1,826,675	$1,910,901

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Segment Income (Loss)
North America	$64,350	$28,091	$105,499	$53,140
International	23,079	22,110	5,717	17,674
American Girl	(9,593)	(7,053)	(6,206)	(1,525)
	77,836	43,148	105,010	69,289
Corporate and other expense (a)	(89,496)	(42,585)	(165,816)	(123,193)
Operating (loss) income	(11,660)	563	(60,806)	(53,904)
Interest expense	22,624	20,706	45,144	41,107
Interest (income)	(2,713)	(2,099)	(5,073)	(3,767)
Other non-operating (income) expense, net	(1,819)	1,854	22,354	1,801
Loss before income taxes	$(29,752)	$(19,898)	$(123,231)	$(93,045)
__________________________________________

(a)
Corporate and other expense includes severance and restructuring expenses of $17.4 million and $27.2 million for the three and six months ended June 30, 2016, respectively, and $15.6 million and $43.6 million for the three and six months ended June 30, 2015, respectively, and share-based compensation expense of $14.0 million and $26.4 million for the three and six months ended June 30, 2016, respectively, and $15.7 million and $27.3 million for the three and six months ended June 30, 2015, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2016	June 30, 2015	December 31, 2015
	(In thousands)
Assets by Segment
North America	$672,771	$663,328	$764,945
International	684,910	719,810	759,709
American Girl	135,833	121,086	108,414
	1,493,514	1,504,224	1,633,068
Corporate and other	192,902	152,682	99,552
Accounts receivable and inventories, net	$1,686,416	$1,656,906	$1,732,620

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$553,698	$601,759	$1,081,552	$1,206,942
Fisher-Price Brands	346,334	336,778	618,946	600,746
American Girl Brands	68,124	84,166	161,410	190,249
Construction and Arts & Crafts Brands	72,282	64,797	134,197	103,080
Other	12,356	7,641	18,794	14,314
Gross sales	1,052,794	1,095,141	2,014,899	2,115,331
Sales adjustments	(95,518)	(106,989)	(188,224)	(204,430)
Net sales	$957,276	$988,152	$1,826,675	$1,910,901

22.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, and ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, which clarifies guidance on assessing collectibility, presenting sales taxes and other similar taxes collected from customers, measuring noncash consideration, and certain transition matters. Mattel is currently evaluating the impact of the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 on its operating results and financial position.
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
On July 20, 2016, Mattel announced that its Board of Directors declared a third quarter dividend of $0.38 per common share. The dividend is payable on September 16, 2016 to stockholders of record on August 23, 2016.

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
The following discussion also includes gross sales, a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”), to supplement the financial results as reported in accordance with GAAP. Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. Mattel uses this non-GAAP financial measure to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a more detailed discussion, including a reconciliation of this non-GAAP financial measure to net sales, its most directly comparable GAAP financial measure.
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
Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Monster High, Ever After High, Polly Pocket and DC Super Hero Girls (collectively “Other Girls”), Hot Wheels and Matchbox vehicles and play sets (collectively “Wheels”), and CARS, DC Comics, WWE Wrestling, Minecraft, Max Steel, BOOMco., Toy Story, and games and puzzles (collectively “Entertainment”).
Fisher-Price Brands—including Fisher-Price, Little People, Baby Gear, Laugh & Learn, and Imaginext (collectively “Core Fisher-Price”), Thomas & Friends, Dora the Explorer, Mickey Mouse Clubhouse, and Disney Jake and the Never Land Pirates (collectively “Fisher-Price Friends”), and Power Wheels.
American Girl Brands—including Truly Me, Girl of the Year, BeForever, Bitty Baby, and WellieWishers. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores. Its children’s publications are also sold to certain retailers.
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
Additionally, Mattel is organizing around the following five strategic priorities:

•	Build powerful brand franchises;

•	Establish Toy Box as the partner of choice;

•	Develop unmatched commercial excellence;

•	Drive continuous cost improvement; and

•	Build emerging market leadership.
Second Quarter 2016 Overview
Mattel's performance during the second quarter of 2016 reflected continuing progress on its turnaround efforts. Sales were aligned with positive and improving global trends in consumer takeaway. Despite foreign exchange headwinds and the loss of Disney Princess®, Mattel experienced solid performance in a number of its core brands, including Barbie, Fisher-Price, and Hot Wheels, as well as in Toy Box, with games and entertainment properties and MEGA Brands. Mattel also made good progress against its cost reduction goals in both cost of sales and other selling and administrative expenses. Mattel’s second quarter 2016 financial highlights include the following:

•	Net sales in the second quarter of 2016 were $957.3 million, down 3% as compared to second quarter of 2015 net sales of $988.2 million.

•	Gross sales in the second quarter of 2016 were $1.05 billion, down 4% as compared to second quarter of 2015 gross sales of $1.10 billion.

•	Gross margin in the second quarter of 2016 was 45.3%, a decrease of 260 basis points from the second quarter of 2015.

•	Operating loss in the second quarter of 2016 was $11.7 million, as compared to operating income of $0.6 million in the second quarter of 2015.

•	Loss per share in the second quarter of 2016 was $0.06, as compared to loss per share of $0.03 in the second quarter of 2015.
Results of Operations—Second Quarter
Consolidated Results
Net sales for the second quarter of 2016 were $957.3 million, a 3% decrease, as compared to $988.2 million in the second quarter of 2015, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Net loss for the second quarter of 2016 was $19.1 million, or $(0.06) per diluted share, as compared to a net loss of $11.4 million, or $(0.03) per diluted share, in the second quarter of 2015. Net loss for the second quarter of 2016 was negatively impacted by lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the second quarter of 2016 and 2015 (in millions, except percentage and basis point information):

	For the Three Months Ended June 30,				Year/Year Change
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$957.3	100.0%	$988.2	100.0%	-3%	—
Gross profit	$433.6	45.3%	$472.9	47.9%	-8%	-260
Advertising and promotion expenses	94.8	9.9%	104.7	10.6%	-10%	-70
Other selling and administrative expenses	350.5	36.6%	367.6	37.2%	-5%	-60
Operating (loss) income	(11.7)	(1.2)%	0.6	0.1%		-130
Interest expense	22.6	2.4%	20.7	2.1%	9%	30
Interest (income)	(2.7)	(0.3)%	(2.1)	(0.2)%	29%	-10
Other non-operating (income) expense, net	(1.8)		1.9
Loss before income taxes	$(29.8)	(3.1)%	$(19.9)	(2.0)%	50%	-110
Sales
Net sales for the second quarter of 2016 were $957.3 million, a 3% decrease, as compared to $988.2 million in the second quarter of 2015, with an unfavorable impact from changes in currency exchange rates of 2 percentage points.
The following table provides a summary of Mattel’s consolidated gross sales by brand for the second quarter of 2016 and 2015:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$160.5	$130.3	23%	-1%
Other Girls	70.4	175.9	-60%	-3%
Wheels	162.2	160.6	1%	-7%
Entertainment	160.6	135.0	19%	-2%
	553.7	601.8	-8%	-3%
Fisher-Price Brands:
Core Fisher-Price	238.5	226.6	5%	-3%
Fisher-Price Friends	84.5	85.7	-1%	-2%
Other Fisher-Price	23.3	24.5	-5%	-2%
	346.3	336.8	3%	-3%
American Girl Brands	68.1	84.2	-19%	—%
Construction and Arts & Crafts Brands	72.3	64.8	12%	-10%
Other	12.4	7.5
Total Gross Sales	$1,052.8	$1,095.1	-4%	-3%
Sales Adjustments	(95.5)	(106.9)
Total Net Sales	$957.3	$988.2	-3%	-2%

Gross sales were $1.05 billion in the second quarter of 2016, a decrease of $42.3 million, or 4%, as compared to $1.10 billion in the second quarter of 2015, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. The decrease in gross sales was primarily due to lower sales of Other Girls and American Girl products, partially offset by higher sales of Barbie, Entertainment, and Construction and Arts & Crafts. Of the 60% decrease in Other Girls gross sales, 49% was due to lower sales of Disney Princess products and 17% was due to lower sales of Monster High products. Of the 19% decrease in American Girl products, 11% was due to lower sales of Truly Me products, 4% was due to lower sales of BeForever products, and 3% was due to lower sales of Girl of the Year products. The 23% increase in Barbie gross sales was due to a strong response to Barbie's marketing strategy and the new breadth of Barbie products, including the new younger girl product line, Dreamtopia, as well as licensing revenue recorded during the quarter. Of the 19% increase in Entertainment gross sales, 14% was due to higher sales of DC Comics products. Of the 12% increase in Construction and Arts & Crafts products, 25% was due to new sales of Teenage Mutant Ninja Turtles™ MEGA Bloks products, partially offset by lower sales of other MEGA licensed products of 15%.
Cost of Sales
Cost of sales as a percentage of net sales was 54.7% in the second quarter of 2016, as compared to 52.1% in the second quarter of 2015. Cost of sales increased by $8.4 million, or 2%, to $523.7 million in the second quarter of 2016 from $515.3 million in the second quarter of 2015, as compared to a 3% decrease in net sales. Within cost of sales, product and other costs increased by $20.5 million, or 5%, to $424.1 million in the second quarter of 2016 from $403.6 million in the second quarter of 2015; royalty expenses decreased by $8.6 million, or 18%, to $39.0 million in the second quarter of 2016 from $47.6 million in the second quarter of 2015; freight and logistics expenses decreased by $3.5 million, or 6%, to $60.6 million in the second quarter of 2016 from $64.1 million in the second quarter of 2015.
Gross Margin
Gross margin decreased to 45.3% in the second quarter of 2016 from 47.9% in the second quarter of 2015. The decrease in gross margin was due to unfavorable foreign exchange and product mix, partially offset by strategic pricing and Funding Our Future savings.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 9.9% in the second quarter of 2016 from 10.6% in the second quarter of 2015, primarily as a result of lower media and non-media costs.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $350.5 million, or 36.6% of net sales, in the second quarter of 2016, as compared to $367.6 million, or 37.2% of net sales, in the second quarter of 2015. The decrease in other selling and administrative expenses was primarily due to Funding Our Future gross savings of approximately $19 million.
Provision for Income Taxes
Mattel’s benefit from income taxes was $10.6 million and $8.5 million in the second quarter of 2016 and 2015, respectively. Mattel recognized net discrete tax benefits of $4.0 million and $4.3 million in the second quarter 2016 and 2015, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the second quarter of 2016 and 2015:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$75.7	$50.1	51%	—%
Other Girls	38.1	74.7	-49%	—%
Wheels	68.0	69.2	-2%	—%
Entertainment	89.7	66.9	34%	—%
	271.5	260.9	4%	—%
Fisher-Price Brands:
Core Fisher-Price	131.6	121.0	9%	—%
Fisher-Price Friends	39.2	40.2	-3%	-1%
Other Fisher-Price	22.6	24.4	-7%	—%
	193.4	185.6	4%	-1%
Construction and Arts & Crafts Brands	44.5	45.4	-2%	-1%
Other	6.2	3.8
Total Gross Sales	$515.6	$495.7	4%	—%
Gross sales for the North America segment were $515.6 million in the second quarter of 2016, an increase of $19.9 million, or 4%, as compared to $495.7 million in the second quarter of 2015. The increase in the North America segment gross sales was primarily due to higher sales of Barbie and Entertainment products, partially offset by lower sales of Other Girls products. The 51% increase in Barbie gross sales was due to a strong response to Barbie's marketing strategy and the new breadth of Barbie products, as well as licensing revenue recorded during the quarter. Of the 34% increase in Entertainment gross sales, 14% was due to higher sales of DC Comics products, 10% was due to new sales of Ghostbusters™ products, and 7% was due to new sales of Fuhu tablets. Of the 49% decrease in Other Girls gross sales, 46% was due to lower sales of Disney Princess products and 16% was due to lower sales of Monster High products, partially offset by new sales of DC Super Hero Girls products of 17%. Cost of sales increased 2% in the second quarter of 2016, as compared to a 6% increase in net sales, primarily due to higher product and other costs. Gross margins in the second quarter of 2016 increased as a result of Funding Our Future savings, partially offset by unfavorable product mix.
North America segment income increased by 129% to $64.4 million in the second quarter of 2016, as compared to $28.1 million in the second quarter of 2015, primarily due to higher gross profit and lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the second quarter of 2016 versus 2015:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-10%	-6%
Europe	-6%	-4%
Latin America	-21%	-14%
Asia Pacific	-5%	-4%

The following table provides a summary of percentage changes in gross sales within the International segment in the second quarter of 2016 versus 2015:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-9%	-6%
Europe	-5%	-3%
Latin America	-20%	-13%
Asia Pacific	-2%	-3%
The following table provides a summary of Mattel’s gross sales by brand for the International segment for the second quarter of 2016 and 2015:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$84.8	$80.2	6%	-3%
Other Girls	32.3	101.2	-68%	-5%
Wheels	94.2	91.4	3%	-11%
Entertainment	70.9	68.1	4%	-6%
	282.2	340.9	-17%	-6%
Fisher-Price Brands:
Core Fisher-Price	106.9	105.6	1%	-6%
Fisher-Price Friends	45.3	45.5	—%	-4%
Other Fisher-Price	0.7	0.1
	152.9	151.2	1%	-6%
Construction and Arts & Crafts Brands	27.8	19.4	43%	-26%
Other	2.3	—
Total Gross Sales	$465.2	$511.5	-9%	-6%
Gross sales for the International segment were $465.2 million in the second quarter of 2016, a decrease of $46.3 million, or 9%, as compared to $511.5 million in the second quarter of 2015, with an unfavorable impact from changes in currency exchange rates of 6 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Other Girls products, partially offset by higher sales of Construction and Arts & Crafts products. Of the 68% decrease in Other Girls gross sales, 52% was due to lower sales of Disney Princess products and 17% was due to lower sales of Monster High products. Of the 43% increase in Construction and Arts & Crafts gross sales, 31% was due to new sales of Teenage Mutant Ninja Turtles MEGA Bloks products, 29% was due to higher sales of MEGA Bloks Preschool products, and 12% was due to new sales of Despicable Me™ MEGA Bloks products, partially offset by lower sales of other MEGA licensed products of 24%. Cost of sales decreased 12% in the second quarter of 2016, as compared to a 10% decrease in net sales, primarily due to lower royalty expenses and Funding Our Future savings. Gross margins increased in the second quarter of 2016 as a result of strategic pricing and Funding Our Future savings, partially offset by unfavorable foreign exchange.
International segment income increased 4% to $23.1 million in the second quarter of 2016, as compared to $22.1 million in the second quarter of 2015, primarily due to lower other selling and administrative expenses and lower advertising and promotion expenses, partially offset by lower gross profit.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the second quarter of 2016 and 2015:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$68.1	$84.2	-19%	—%
Other Brands	3.9	3.7	5%	2%
Total Gross Sales	$72.0	$87.9	-18%	—%
Gross sales for the American Girl segment were $72.0 million in the second quarter of 2016, a decrease of $15.9 million, or 18%, as compared to $87.9 million in the second quarter of 2015. The decrease in the American Girl segment gross sales was primarily due to lower sales of American Girl Brands products. Of the 19% decrease in American Girl Brands gross sales, 11% was due to lower sales of Truly Me products, 4% was due to lower sales of BeForever products, and 3% was due to lower sales of Girl of the Year products. Cost of sales decreased 19% in the second quarter of 2016, as compared to an 18% decrease in net sales, primarily due to Funding Our Future savings and lower freight and logistics costs. Gross margins in the second quarter of 2016 remained relatively flat as a result of unfavorable product mix, offset by Funding Our Future savings.
American Girl segment loss increased 36% to $9.6 million in the second quarter of 2016, as compared to a segment loss of $7.1 million in the second quarter of 2015, primarily due to lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.
Results of Operations—First Half
Consolidated Results
Net sales for the first half of 2016 were $1.83 billion, a 4% decrease, as compared to $1.91 billion in the first half of 2015, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. Net loss for the first half of 2016 was $92.1 million, or $(0.27) per diluted share, as compared to net loss of $69.5 million, or $(0.21) per diluted share, in the first half of 2015. Net loss for the first half of 2016 was negatively impacted by lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.
The following table provides a summary of Mattel’s consolidated results for the first half of 2016 and 2015 (in millions, except percentage and basis point information):

	For the Six Months Ended June 30,				Year/Year Change
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,826.7	100.0%	$1,910.9	100.0%	-4%	—
Gross profit	$822.2	45.0%	$923.3	48.3%	-11%	-330
Advertising and promotion expenses	181.7	9.9%	207.2	10.8%	-12%	-90
Other selling and administrative expenses	701.3	38.4%	770.0	40.3%	-9%	-190
Operating loss	(60.8)	(3.3)%	(53.9)	(2.8)%
Interest expense	45.1	2.5%	41.1	2.2%	10%	30
Interest (income)	(5.1)	(0.3)%	(3.8)	(0.2)%	35%	-10
Other non-operating expense, net	22.4		1.8
Loss before income taxes	$(123.2)	(6.7)%	$(93.0)	(4.9)%	32%	-180

Sales
Net sales for the first half of 2016 were $1.83 billion, a 4% decrease, as compared to $1.91 billion in the first half of 2015, with an unfavorable impact from changes in currency exchange rates of 3 percentage points.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first half of 2016 and 2015:

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$301.7	$276.3	9%	-2%
Other Girls	142.7	365.4	-61%	-4%
Wheels	297.2	292.6	2%	-6%
Entertainment	340.0	272.6	25%	-3%
	1,081.6	1,206.9	-10%	-3%
Fisher-Price Brands:
Core Fisher-Price	416.8	396.3	5%	-4%
Fisher-Price Friends	164.1	164.1	—%	-5%
Other Fisher-Price	38.0	40.3	-6%	-2%
	618.9	600.7	3%	-4%
American Girl Brands	161.4	190.2	-15%	—%
Construction and Arts & Crafts Brands	134.2	103.1	30%	-12%
Other	18.8	14.4
Total Gross Sales	$2,014.9	$2,115.3	-5%	-4%
Sales Adjustments	(188.2)	(204.4)
Total Net Sales	$1,826.7	$1,910.9	-4%	-3%
Gross sales were $2.01 billion in the first half of 2016, a decrease of $100.4 million, or 5%, as compared to $2.12 billion in the first half of 2015, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. The decrease in gross sales was due to lower sales of Other Girls and American Girl products, partially offset by higher sales of Construction and Arts & Crafts and Entertainment products. Of the 61% decrease in Other Girls gross sales, 49% was due to lower sales of Disney Princess products and 15% was due to lower sales of Monster High products. Of the 15% decrease in American Girl gross sales, 6% was due to lower sales of Truly Me products and 4% was due to lower sales of Girl of the Year products. Of the 30% increase in Construction and Arts & Crafts gross sales, 27% was due to higher sales of Teenage Mutant Ninja Turtles MEGA Bloks products. Of the 25% increase in Entertainment gross sales, 22% was due to higher sales of DC Comics products.
Cost of Sales
Cost of sales as a percentage of net sales was 55.0% in the first half of 2016, as compared to 51.7% in the first half of 2015. Cost of sales increased by $16.8 million, or 2%, to $1.00 billion in the first half of 2016 from $987.6 million in the first half of 2015, as compared to a 4% decrease in net sales. Within cost of sales, product and other costs increased by $33.8 million, or 4%, to $806.9 million in the first half of 2016 from $773.1 million in the first half of 2015; royalty expenses decreased by $12.9 million, or 14%, to $76.9 million in the first half of 2016 from $89.8 million in the first half of 2015; freight and logistics expenses decreased by $4.1 million, or 3%, to $120.6 million in the first half of 2016 from $124.7 million in the first half of 2015.
Gross Margin
Gross margin decreased to 45.0% in the first half of 2016 from 48.3% in the first half of 2015. The decrease in gross margin was due to unfavorable foreign exchange and product mix, partially offset by strategic pricing and Funding Our Future savings.

Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 9.9% in the first half of 2016 from 10.8% in the first half of 2015, primarily as a result of lower media and non-media costs.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $701.3 million, or 38.4% of net sales, in the first half of 2016, as compared to $770.0 million, or 40.3% of net sales, in the first half of 2015. The decrease in other selling and administrative expenses was primarily due to Funding Our Future gross savings of approximately $41 million and lower severance and restructuring charges of approximately $16 million.
Other Non-Operating Expenses
Other non-operating expenses were $22.4 million in the first half of 2016, as compared to $1.8 million in the first half of 2015. The increase in other non-operating expenses was primarily due to the change in the remeasurement rate used by Mattel's Venezuelan subsidiary, which resulted in an unrealized foreign currency exchange loss of approximately $26 million, in the first quarter of 2016.
Provision for Income Taxes
Mattel’s benefit from income taxes was $31.2 million and $23.5 million in the first half of 2016 and 2015, respectively. Mattel recognized net discrete tax benefits of $3.8 million and $3.6 million in the first half of 2016 and 2015, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first half of 2016 and 2015:

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$144.7	$112.3	29%	—%
Other Girls	74.8	168.9	-56%	—%
Wheels	137.0	133.2	3%	—%
Entertainment	199.8	146.5	36%	-1%
	556.3	560.9	-1%	—%
Fisher-Price Brands:
Core Fisher-Price	236.6	218.8	8%	-1%
Fisher-Price Friends	79.7	82.6	-3%	-1%
Other Fisher-Price	37.3	39.9	-6%	—%
	353.6	341.3	4%	—%
Construction and Arts & Crafts Brands	87.2	75.5	16%	-1%
Other	9.0	6.2
Total Gross Sales	$1,006.1	$983.9	2%	-1%

Gross sales for the North America segment were $1.01 billion in the first half of 2016, an increase of $22.2 million, or 2%, as compared to $983.9 million in the first half of 2015, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The increase in the North America segment gross sales was primarily due to higher sales of Entertainment, Barbie, and Construction and Arts & Crafts products, partially offset by lower sales of Other Girls products. Of the 36% increase in Entertainment gross sales, 20% was due to higher sales of DC Comics products, 7% was due to new sales of Fuhu tablets, and 5% was due to new sales of Ghostbusters products. The 29% increase in Barbie gross sales was due to a strong response to Barbie's marketing strategy and the new breadth of Barbie products, as well as licensing revenue recorded during the second quarter. Of the 16% increase in Construction and Arts & Crafts gross sales, 26% was due to new sales of Teenage Mutant Ninja Turtles MEGA Bloks products, partially offset by lower sales of other MEGA licensed products of 11%. Of the 56% decrease in Other Girls gross sales, 48% was due to lower sales of Disney Princess products and 15% was due to lower sales of Monster High products, partially offset by new sales of DC Super Hero Girls products of 9%. Cost of sales increased 2% in the first half of 2016, as compared to a 4% increase in net sales, primarily due to higher product and other costs, partially offset by lower royalty expenses and Funding Our Future savings. Gross margins in the first half of 2016 increased as a result of Funding Our Future savings.
North America segment income increased by 99% to $105.5 million in the first half of 2016, as compared to $53.1 million in the first half of 2015, primarily due to higher gross profit and lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first half of 2016 versus 2015:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-11%	-8%
Europe	-7%	-6%
Latin America	-21%	-14%
Asia Pacific	-8%	-5%
The following table provides a summary of percentage changes in gross sales within the International segment in the first half of 2016 versus 2015:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-10%	-8%
Europe	-6%	-6%
Latin America	-21%	-15%
Asia Pacific	-6%	-5%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first half of 2016 and 2015:

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$157.0	$164.0	-4%	-5%
Other Girls	67.9	196.6	-65%	-6%
Wheels	160.2	159.4	—%	-12%
Entertainment	140.2	126.1	11%	-9%
	525.3	646.1	-19%	-8%
Fisher-Price Brands:
Core Fisher-Price	180.2	177.5	2%	-7%
Fisher-Price Friends	84.4	81.5	3%	-8%
Other Fisher-Price	0.7	0.5
	265.3	259.5	2%	-8%
Construction and Arts & Crafts Brands	47.0	27.6	70%	-35%
Other	2.4	0.3
Total Gross Sales	$840.0	$933.5	-10%	-8%
Gross sales for the International segment were $840.0 million in the first half of 2016, a decrease of $93.5 million, or 10%, as compared to $933.5 million in the first half of 2015, with an unfavorable impact from changes in currency exchange rates of 8 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Other Girls products, partially offset by higher sales of Construction and Arts & Crafts and Entertainment products. Of the 65% decrease in Other Girls gross sales, 49% was due to lower sales of Disney Princess products and 15% was due to lower sales of Monster High products. Of the 70% increase in Construction and Arts & Crafts gross sales, 45% was due to higher sales of MEGA Bloks Preschool products and 30% was due to new sales of Teenage Mutant Ninja Turtles MEGA Bloks products. Of the 11% increase in Entertainment gross sales, 23% was due to higher sales of DC Comics products, partially offset by lower sales of Max Steel products of 8%. Cost of sales decreased 12% in the first half of 2016, as compared to an 11% decrease in net sales, primarily due to lower royalty expenses and Funding Our Future savings. Gross margins in the first half of 2016 remained relatively flat as a result of unfavorable foreign exchange and unfavorable product mix, offset by strategic pricing and Funding Our Future savings.
International segment income decreased by 68% to $5.7 million in the first half of 2016, as compared to $17.7 million in the first half of 2015, driven primarily by lower gross profit, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.
American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first half of 2016 and 2015:

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$161.4	$190.2	-15%	—%
Other Brands	7.4	7.7	-4%	-1%
Total Gross Sales	$168.8	$197.9	-15%	-1%

Gross sales for the American Girl segment were $168.8 million in the first half of 2016, a decrease of $29.1 million, or 15%, as compared to $197.9 million in the first half of 2015, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the American Girl segment gross sales was primarily due to lower sales of American Girl Brands products. Of the 15% decrease in American Girl Brands gross sales, 6% was due to lower sales of Truly Me products and 4% was due to lower sales of Girl of the Year products. Cost of sales decreased 13% in the first half of 2016, as compared to a 14% decrease in net sales, primarily due to Funding Our Future savings. Gross margins in the first half of 2016 decreased as a result of unfavorable product mix and higher product-related costs, partially offset by Funding Our Future savings.
American Girl segment loss increased to $6.2 million in the first half of 2016 from a segment loss of $1.5 million in the first half of 2015, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.
Funding Our Future
In 2015, Mattel initiated its current cost savings program, Funding Our Future, which targets cumulative gross cost savings of approximately $250 million to $300 million by the end of 2016. The cost savings program is designed to generate cost savings through various initiatives, including structural and process improvements and supply chain optimization.
For the second quarter of 2016, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $31 million (or approximately $24 million of net savings, including severance charges and investments). Of the gross cost savings realized in the second quarter of 2016, approximately $10 million was reflected within gross profit, approximately $19 million within other selling and administrative expenses, and approximately $2 million within advertising and promotion expenses.
For the first half of 2016, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $77 million (or approximately $64 million of net savings, including severance charges and investments). Of the gross cost savings realized in the first half of 2016, approximately $33 million was reflected within gross profit, approximately $41 million within other selling and administrative expenses, and approximately $3 million within advertising and promotion expenses.
Income Taxes
Mattel’s benefit from income taxes was $31.2 million and $23.5 million for the six months ended June 30, 2016 and 2015, respectively. During the three and six months ended June 30, 2016, Mattel recognized net discrete tax benefits of $4.0 million and $3.8 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and six months ended June 30, 2015, Mattel recognized net discrete tax benefits of $4.3 million and $3.6 million, respectively, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
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
During the first quarter of 2016, Mattel retrospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. As of June 30, 2015, prepaid expenses and other current assets decreased by $199.4 million, other noncurrent assets increased by $195.5 million, accounts payable and accrued liabilities decreased by $0.2 million, and other noncurrent liabilities decreased by $3.8 million from the previously reported amounts. As of December 31, 2015, prepaid expenses and other current assets decreased by $195.8 million, other noncurrent assets increased by $193.6 million, and other noncurrent liabilities decreased by $2.2 million from the previously reported amounts.
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
Of Mattel’s $317.8 million in cash and equivalents as of June 30, 2016, approximately $273 million was held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, and access to both long-term and short-term public and private debt markets at competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of June 30, 2016, Mattel had available incremental borrowing resources totaling $1.53 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Operating Activities
Cash flows used for operating activities were $240.6 million in the first six months of 2016, as compared to $240.8 million in the first six months of 2015. The cash flows used for operating activities were flat primarily due to a higher net loss, offset by lower working capital usage.
Investing Activities
Cash flows used for investing activities were $123.9 million in the first six months of 2016, as compared to $161.2 million in the first six months of 2015. The decrease in cash flows used for investing activities was primarily due to proceeds from foreign currency forward exchange contracts, partially offset by the acquisitions of Fuhu and Sproutling.
Financing Activities
Cash flows used for financing activities were $194.0 million in the first six months of 2016, as compared to $255.6 million in the first six months of 2015. The decrease in cash flows used for financing activities was primarily due to net proceeds from short-term borrowings and stock option exercises.
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
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the six months ended June 30, 2016. As of June 30, 2016, Mattel’s consolidated debt-to-Consolidated EBITDA ratio, as calculated per the terms of the credit agreement, was 2.57 to 1 (compared to a maximum allowed of 3.50 to 1), and Mattel’s interest coverage ratio was 9.46 to 1 (compared to a minimum required of 3.50 to 1).

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
Financial Position
Mattel’s cash and equivalents decreased $575.0 million to $317.8 million at June 30, 2016, as compared to $892.8 million at December 31, 2015. The decrease was primarily due to dividend payments, working capital usage, purchases of tools, dies, and molds and other property, plant and equipment, and the acquisitions of Fuhu and Sproutling.
Accounts receivable decreased $350.5 million to $794.6 million at June 30, 2016, as compared to $1.15 billion at December 31, 2015, primarily due to higher anticipated receivables in the US, partially offset by higher receivables internationally. Inventory increased $304.3 million to $891.8 million at June 30, 2016, as compared to $587.5 million at December 31, 2015, primarily due to higher inventory in the US to meet expected future demand of new products and higher American Girl production for sales to external retailers.
Accounts payable and accrued liabilities decreased $312.3 million to $997.6 million at June 30, 2016, as compared to $1.31 billion at December 31, 2015. The decrease was primarily due to the extension of terms with third-party manufacturers and tighter management of vendor disbursements.
Noncurrent long-term debt was $1.79 billion as of June 30, 2016 and $1.78 billion as of December 31, 2015.
A summary of Mattel’s capitalization is as follows:

	June 30, 2016		June 30, 2015		December 31, 2015
	(In millions, except percentage information)
2010 Senior Notes	$500.0	11%	$500.0	10%	$500.0	10%
2011 Senior Notes	300.0	6	600.0	12	300.0	6
2013 Senior Notes	500.0	11	500.0	10	500.0	10
2014 Senior Notes	500.0	11	500.0	10	500.0	10
Debt issuance costs	(13.9)	—	(16.7)	—	(15.3)	—
Total noncurrent long-term debt	1,786.1	39	2,083.3	42	1,784.7	36
Other noncurrent liabilities	461.9	10	539.9	10	471.6	10
Stockholders’ equity	2,310.3	51	2,564.5	48	2,633.3	54
	$4,558.3	100%	$5,187.7	100%	$4,889.6	100%
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 44.8% at June 30, 2015 to 48.2% at June 30, 2016 as a result of lower stockholders’ equity.
Litigation
See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2015 and did not change during the first six months of 2016.

New Accounting Pronouncements
See Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements” of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
To supplement the financial results presented in accordance with GAAP, Mattel presents gross sales, a non-GAAP financial measure within the meaning of Regulation G. Mattel uses this non-GAAP financial measure to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. This measure is not, and should not be viewed as, a substitute for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
Gross Sales
Gross sales represent sales to customers, excluding the impact of sales adjustments. Net sales, as reported, include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a metric for comparing its aggregate, brand, and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the details of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with brands or individual products, making net sales less meaningful.
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Net Sales	$957.3	$988.2	-3%	-2%
Sales adjustments	95.5	106.9
Gross Sales	$1,052.8	$1,095.1	-4%	-3%

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Net Sales	$1,826.7	$1,910.9	-4%	-3%
Sales adjustments	188.2	204.4
Gross Sales	$2,014.9	$2,115.3	-5%	-4%

A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Net Sales	$493.5	$464.2	6%	—%
Sales adjustments	22.1	31.5
Gross Sales	$515.6	$495.7	4%	—%

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Net Sales	$950.5	$917.9	4%	—%
Sales adjustments	55.6	66.0
Gross Sales	$1,006.1	$983.9	2%	-1%

A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Net Sales	$395.8	$440.8	-10%	-6%
Sales adjustments	69.4	70.7
Gross Sales	$465.2	$511.5	-9%	-6%

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Net Sales	$715.1	$804.6	-11%	-8%
Sales adjustments	124.9	128.9
Gross Sales	$840.0	$933.5	-10%	-8%

A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Net Sales	$68.0	$83.2	-18%	—%
Sales adjustments	4.0	4.7
Gross Sales	$72.0	$87.9	-18%	—%

	For the Six Months Ended June 30,		% Change as Reported	Currency Exchange Rate Impact
	2016	2015
	(In millions, except percentage information)
Net Sales	$161.1	$188.4	-14%	-1%
Sales adjustments	7.7	9.5
Gross Sales	$168.8	$197.9	-15%	-1%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Canadian dollar, Brazilian real, Russian ruble, Malaysian ringgit, and Indonesian rupiah are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first six months of 2016 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Brazilian real, and Euro.
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

During March 2016, the Venezuelan government further revised its currency exchange platform to a dual system. The SICAD rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate, which will be fixed at 10.00 BsF per US dollar. The existing SIMADI rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. The DIPRO rate is used for essential imports, such as food and medicine, whereas the DICOM rate is used for all other transactions. During the first quarter of 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. The change in the remeasurement rate resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating income (expense), net in the consolidated statement of operations.
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in the first six months of 2016 and had approximately $1 million of net monetary assets denominated in BsF as of June 30, 2016. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $71 million.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 5% of Mattel's consolidated net sales in the first six months of 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel's assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of Fuhu or Sproutling, which were acquired in January 2016, that are also part of Fuhu and Sproutling's internal controls over financial reporting. This exclusion is in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Christopher A. Sinclair, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2016, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2016, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2016:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1—30	20,402	$33.13	—	$203,016,273
May 1—31	12,152	30.76	—	203,016,273
June 1—30	7,269	31.34	—	203,016,273
Total	39,823	$32.08	—	$203,016,273
 ____________________________________

(1)
The total number of shares purchased relates to 39,823 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2016, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 1, 2015
4.0	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
10.1*+	Form of Grant Agreement as of May 19, 2016 for RSUs to Outside Directors under the Amended and Restated 2010 Equity and Long-Term Compensation Plan
12.0*	Computation of Ratio of (Loss) Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated July 28, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated July 28, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated July 28, 2016 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)
Date: July 28, 2016