Form 10-Q
period 2016-09-30
MATTEL INC /DE/
filed 2016-10-27
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 14, 2016:
342,045,279 shares

MATTEL, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015	December 31, 2015
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$297,089	$289,697	$892,814
Accounts receivable, net	1,528,808	1,451,250	1,145,099
Inventories	910,546	870,785	587,521
Prepaid expenses and other current assets	342,362	367,953	375,625
Total current assets	3,078,805	2,979,685	3,001,059
Noncurrent Assets
Property, plant, and equipment, net	747,451	721,299	741,147
Goodwill	1,392,155	1,387,959	1,384,520
Other noncurrent assets	1,430,456	1,540,678	1,408,417
Total Assets	$6,648,867	$6,629,621	$6,535,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$161,008	$16,914
Current portion of long-term debt	300,000	—	300,000
Accounts payable	694,757	560,668	651,681
Accrued liabilities	629,114	687,869	658,182
Income taxes payable	21,695	31,918	18,752
Total current liabilities	1,645,566	1,441,463	1,645,529
Noncurrent Liabilities
Long-term debt	2,133,489	2,084,015	1,784,721
Other noncurrent liabilities	454,434	531,480	471,639
Total noncurrent liabilities	2,587,923	2,615,495	2,256,360
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,781,540	1,779,176	1,789,870
Treasury stock at cost: 99.3 million shares, 102.1 million shares, and 101.7 million shares, respectively	(2,434,520)	(2,503,757)	(2,494,901)
Retained earnings	3,502,076	3,660,796	3,745,815
Accumulated other comprehensive loss	(875,087)	(804,921)	(848,899)
Total stockholders’ equity	2,415,378	2,572,663	2,633,254
Total Liabilities and Stockholders’ Equity	$6,648,867	$6,629,621	$6,535,143
The accompanying notes are an integral part of these financial statements

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,795,575	$1,791,968	$3,622,250	$3,702,869
Cost of sales	924,810	912,371	1,929,247	1,899,966
Gross Profit	870,765	879,597	1,693,003	1,802,903
Advertising and promotion expenses	202,900	213,245	384,614	420,417
Other selling and administrative expenses	350,469	365,579	1,051,799	1,135,617
Operating Income	317,396	300,773	256,590	246,869
Interest expense	24,989	21,409	70,133	62,516
Interest (income)	(2,477)	(1,990)	(7,550)	(5,757)
Other non-operating expense (income), net	856	(4,785)	23,210	(2,984)
Income Before Income Taxes	294,028	286,139	170,797	193,094
Provision from income taxes	57,778	62,355	26,620	38,838
Net Income	$236,250	$223,784	$144,177	$154,256
Net Income Per Common Share—Basic	$0.69	$0.66	$0.42	$0.45
Weighted average number of common shares	341,961	339,420	341,089	338,954
Net Income Per Common Share—Diluted	$0.68	$0.66	$0.42	$0.45
Weighted average number of common and potential common shares	344,226	339,790	343,298	339,544
Dividends Declared Per Common Share	$0.38	$0.38	$1.14	$1.14
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited; in thousands)
Net Income	$236,250	$223,784	$144,177	$154,256
Other Comprehensive Loss, Net of Tax:
Currency translation adjustments	(14,570)	(90,486)	(18,926)	(179,802)
Defined benefit pension plan adjustments	2,024	6,724	4,568	6,311
Net unrealized losses on derivative instruments:
Unrealized holding gains	974	8,866	642	32,367
Reclassification adjustment for realized gains included in net income	(2,157)	(19,152)	(12,472)	(41,708)
	(1,183)	(10,286)	(11,830)	(9,341)
Other Comprehensive Loss, Net of Tax	(13,729)	(94,048)	(26,188)	(182,832)
Comprehensive Income (Loss)	$222,521	$129,736	$117,989	$(28,576)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net Income	$144,177	$154,256
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	177,939	173,026
Amortization	19,577	24,396
Deferred income taxes	(38,424)	(14,551)
Share-based compensation	38,744	41,130
(Decrease) increase from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(389,550)	(411,829)
Inventories	(311,141)	(349,476)
Prepaid expenses and other current assets	25,292	(24,369)
Accounts payable, accrued liabilities, and income taxes payable	42,006	180,969
Other, net	(39,966)	4,110
Net cash flows used for operating activities	(331,346)	(222,338)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(101,562)	(95,751)
Purchases of other property, plant, and equipment	(77,586)	(74,856)
Payments for acquisitions	(33,154)	—
Proceeds from (payments for) foreign currency forward exchange contracts	6,228	(68,443)
Other, net	1,349	33,091
Net cash flows used for investing activities	(204,725)	(205,959)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(83,914)	—
Proceeds from short-term borrowings, net	67,000	161,008
Proceeds from long-term borrowings, net	350,000	—
Payments of dividends on common stock	(388,518)	(386,102)
Proceeds from exercise of stock options	28,531	10,458
Other, net	(16,341)	(15,330)
Net cash flows used for financing activities	(43,242)	(229,966)
Effect of Currency Exchange Rate Changes on Cash	(16,412)	(23,690)
Decrease in Cash and Equivalents	(595,725)	(681,953)
Cash and Equivalents at Beginning of Period	892,814	971,650
Cash and Equivalents at End of Period	$297,089	$289,697
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
Accounts receivable are net of allowances for doubtful accounts of $30.9 million, $26.0 million, and $24.4 million as of September 30, 2016, September 30, 2015, and December 31, 2015, respectively.

3.	Inventories
Inventories include the following:

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Raw materials and work in process	$137,385	$126,261	$105,917
Finished goods	773,161	744,524	481,604
	$910,546	$870,785	$587,521

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Land	$25,193	$27,055	$27,049
Buildings	277,974	273,139	275,266
Machinery and equipment	819,501	748,247	764,657
Software	342,974	327,190	331,251
Tools, dies, and molds	876,642	820,772	840,586
Capital leases	23,970	23,970	23,970
Leasehold improvements	255,769	242,060	245,082
	2,622,023	2,462,433	2,507,861
Less: accumulated depreciation	(1,874,572)	(1,741,134)	(1,766,714)
	$747,451	$721,299	$741,147

5.	Goodwill
Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. In the third quarter of 2016, Mattel performed its annual impairment tests and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value.
The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2016 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2015	Acquisitions	Currency Exchange Rate Impact	September 30, 2016
	(In thousands)
North America	$718,999	$12,061	$(866)	$730,194
International	452,879	10,312	(14,047)	449,144
American Girl	212,642	—	175	212,817
Total goodwill	$1,384,520	$22,373	$(14,738)	$1,392,155
Acquisitions of Sproutling, Inc. and Fuhu, Inc.
In January 2016, Mattel completed its acquisition of Sproutling, Inc. ("Sproutling"), a maker of smart technology products for parents and families, for total consideration of $9.9 million and additional contingent consideration that may become payable under the terms of the agreement based on Sproutling's operating results over the next three years. Also in January 2016, Mattel acquired substantially all of the assets of Fuhu, Inc. ("Fuhu"), a developer of high technology products for children and families and best known for its nabi® brand of products, for total consideration of $23.3 million. These acquisitions are expected to strengthen Mattel's digital and smart technology capabilities and create opportunities to bring new technology-enabled products to market.
Mattel is in the process of finalizing the valuation of the assets acquired and liabilities assumed. The determination of the final values of assets acquired and liabilities assumed may result in adjustments to these values and a corresponding adjustment to goodwill. During the three and nine months ended September 30, 2016, Mattel recognized $0.3 million and $1.4 million, respectively, of integration and acquisition costs. Integration and acquisition costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for these acquisitions have not been presented because they are not material, individually or in the aggregate, to Mattel.

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Deferred income taxes	$548,437	$589,719	$510,928
Nonamortizable identifiable intangibles	466,384	492,979	488,144
Identifiable intangibles (net of amortization of $147.9 million, $124.6 million, and $131.5 million, respectively)	206,874	219,311	212,161
Other	208,761	238,669	197,184
	$1,430,456	$1,540,678	$1,408,417
In connection with the acquisitions of Fuhu and Sproutling, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $11.2 million of amortizable identifiable intangible assets, primarily related to patents.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During the third quarter of 2016, Mattel performed its annual impairment assessments and determined that its nonamortizable intangible assets were not impaired.
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets were determined to not be impaired during the three and nine months ended September 30, 2016.

7.	Accrued Liabilities
Accrued liabilities include the following:

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Advertising and promotion	$101,649	$116,529	$75,991
Royalties	92,739	111,082	122,153
Taxes other than income taxes	60,031	70,815	66,848
Other	374,695	389,443	393,190
	$629,114	$687,869	$658,182

8.	Seasonal Financing
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
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at September 30, 2016.
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
During the first quarter of 2016, Mattel retrospectively adopted Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. As such, prior periods were restated to present debt issuance costs as a deduction from long-term debt. Long-term debt includes the following:

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	600,000	600,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000
2016 Senior Notes due August 2021	350,000	—	—
Debt issuance costs	(16,511)	(15,985)	(15,279)
	2,433,489	2,084,015	2,084,721
Less: current portion	(300,000)	—	(300,000)
Total long-term debt	$2,133,489	$2,084,015	$1,784,721

In August 2016, Mattel issued $350.0 million aggregate principal amount of 2.35% senior unsecured notes due August 15, 2021 (“2016 Senior Notes”). Interest on the 2016 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2017. Mattel may redeem all or part of the 2016 Senior Notes at any time or from time to time prior to July 15, 2021 (one month prior to the maturity date of the 2016 Senior Notes) (the “Par Call Date”), at its option, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2016 Senior Notes being redeemed or (2) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 20 basis points, plus, in each case, accrued and unpaid interest on the 2016 Senior Notes being redeemed to, but excluding, the redemption date. Mattel may redeem all or part of the 2016 Senior Notes at any time or from time to time on or after the Par Call Date, at its option, at a redemption price equal to 100% of the principal amount of the 2016 Senior Notes to be redeemed, plus accrued and unpaid interest on the 2016 Senior Notes being redeemed to, but excluding, the redemption date.

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Benefit plan liabilities	$179,979	$203,251	$195,916
Noncurrent tax liabilities	96,447	164,915	106,584
Other	178,008	163,314	169,139
	$454,434	$531,480	$471,639

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2016
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2016	$4,716	$(157,314)	$(708,760)	$(861,358)
Other comprehensive income (loss) before reclassifications	974	(74)	(14,570)	(13,670)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,157)	2,098	—	(59)
Net (decrease) increase in other comprehensive income (loss)	(1,183)	2,024	(14,570)	(13,729)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2016	$3,533	$(155,290)	$(723,330)	$(875,087)

	For the Nine Months Ended September 30, 2016
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$(159,858)	$(704,404)	$(848,899)
Other comprehensive income (loss) before reclassifications	642	(208)	(18,926)	(18,492)
Amounts reclassified from accumulated other comprehensive income (loss)	(12,472)	4,776	—	(7,696)
Net (decrease) increase in other comprehensive income (loss)	(11,830)	4,568	(18,926)	(26,188)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2016	$3,533	$(155,290)	$(723,330)	$(875,087)

	For the Three Months Ended September 30, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2015	$30,970	$(161,920)	$(579,923)	$(710,873)
Other comprehensive income (loss) before reclassifications	8,866	(103)	(90,486)	(81,723)
Amounts reclassified from accumulated other comprehensive income (loss)	(19,152)	6,827	—	(12,325)
Net (decrease) increase in other comprehensive income (loss)	(10,286)	6,724	(90,486)	(94,048)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2015	$20,684	$(155,196)	$(670,409)	$(804,921)

	For the Nine Months Ended September 30, 2015
	Derivative Instruments	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	32,367	(1,053)	(179,802)	(148,488)
Amounts reclassified from accumulated other comprehensive income (loss)	(41,708)	7,364	—	(34,344)
Net (decrease) increase in other comprehensive income (loss)	(9,341)	6,311	(179,802)	(182,832)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2015	$20,684	$(155,196)	$(670,409)	$(804,921)
The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2016	September 30, 2015	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$2,383	$18,909	Cost of sales
	(226)	243	Provision for income taxes
	$2,157	$19,152	Net income
Defined Benefit Pension Plans
Amortization of prior service cost	$(8)	$(6)	(a)
Recognized actuarial loss	(1,769)	(3,172)	(a)
Settlement loss	(1,495)	(5,233)	Other selling and administrative expenses
	(3,272)	(8,411)
	1,174	1,584	Provision for income taxes
	$(2,098)	$(6,827)	Net income

	For the Nine Months Ended
	September 30, 2016	September 30, 2015	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$13,260	$41,290	Cost of sales
	(788)	418	Provision for income taxes
	$12,472	$41,708	Net income
Defined Benefit Pension Plans
Amortization of prior service (cost) credit	$(23)	$522	(a)
Recognized actuarial loss	(5,305)	(13,030)	(a)
Curtailment gain	—	8,639	Other selling and administrative expenses
Settlement loss	(1,495)	(5,233)	Other selling and administrative expenses
	(6,823)	(9,102)
	2,047	1,738	Provision for income taxes
	$(4,776)	$(7,364)	Net income
 ____________________________________________

(a)
The amortization of prior service (cost) credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net loss of $18.9 million for the nine months ended September 30, 2016, primarily due to the weakening of the British pound sterling and the Mexican Peso against the US dollar, partially offset by the strengthening of the Euro and the Brazilian real. Currency translation adjustments resulted in a net loss of $179.8 million for the nine months ended September 30, 2015, primarily due to the weakening of the Euro, Mexican peso, and Brazilian real against the US dollar.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2016, September 30, 2015, and December 31, 2015, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.15 billion, $972 million, and $931 million, respectively. As of September 30, 2016 and September 30, 2015, Mattel also held cross currency swap contracts with notional amounts of $16.9 million and $30.0 million, respectively.

The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2016	September 30, 2015	December 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$7,127	$21,138	$15,279
Foreign currency forward exchange contracts	Other noncurrent assets	1,122	1,027	1,611
Total derivatives designated as hedging instruments		$8,249	$22,165	$16,890
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$826	$827	$1,216
Cross currency swap contract	Prepaid expenses and other current assets	—	5,288	—
Total derivatives not designated as hedging instruments		$826	$6,115	$1,216
Total		$9,075	$28,280	$18,106

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2016	September 30, 2015	December 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$5,131	$6,773	$1,214
Foreign currency forward exchange contracts	Other noncurrent liabilities	1,382	672	219
Total derivatives designated as hedging instruments		$6,513	$7,445	$1,433
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$—	$816	$2,287
Cross currency swap contract	Accrued liabilities	1,532	—	—
Total derivatives not designated as hedging instruments		$1,532	$816	$2,287
Total		$8,045	$8,261	$3,720

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2016		September 30, 2015		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$974	$2,157	$8,866	$19,152	Cost of sales

	For the Nine Months Ended
	September 30, 2016		September 30, 2015		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$642	$12,472	$32,367	$41,708	Cost of sales
The net gains of $2.2 million and $12.5 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2016, respectively, and the net gains of $19.2 million and $41.7 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2015, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$306	$(14,711)	Non-operating income/expense
Cross currency swap contract	(274)	6,085	Non-operating income/expense
Foreign currency forward exchange contracts	619	896	Cost of sales
Total	$651	$(7,730)

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$5,909	$(55,033)	Non-operating income/expense
Cross currency swap contract	(1,532)	5,288	Non-operating income/expense
Foreign currency forward exchange contracts	2,217	(3)	Cost of sales
Total	$6,594	$(49,748)
The net gains of $0.7 million and $6.6 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2016, respectively, and the net losses of $7.7 million and $49.7 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2015, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$9,075	$—	$9,075
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$6,513	$—	$6,513
Cross currency swap contract (a)	—	1,532	—	1,532
Total liabilities	$—	$8,045	$—	$8,045

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$22,992	$—	$22,992
Cross currency swap contract (a)	—	5,288	—	5,288
Total assets	$—	$28,280	$—	$28,280
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$8,261	$—	$8,261

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$18,106	$—	$18,106
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$3,720	$—	$3,720
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
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.57 billion (compared to a carrying value of $2.45 billion) as of September 30, 2016, $2.15 billion (compared to a carrying value of $2.10 billion) as of September 30, 2015, and $2.15 billion (compared to a carrying value of $2.10 billion) as of December 31, 2015. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

The following table reconciles earnings per common share for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands, except per share amounts)
Basic:
Net income	$236,250	$223,784	$144,177	$154,256
Less: net income allocable to participating RSUs (a)	(610)	(1,036)	(1,628)	(2,393)
Net income available for basic common shares	$235,640	$222,748	$142,549	$151,863
Weighted average common shares outstanding	341,961	339,420	341,089	338,954
Basic net income per common share	$0.69	$0.66	$0.42	$0.45
Diluted:
Net income	$236,250	$223,784	$144,177	$154,256
Less: net income allocable to participating RSUs (a)	(609)	(1,035)	(1,628)	(2,393)
Net income available for diluted common shares	$235,641	$222,749	$142,549	$151,863
Weighted average common shares outstanding	341,961	339,420	341,089	338,954
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	2,265	370	2,209	590
Weighted average number of common and potential common shares	344,226	339,790	343,298	339,544
Diluted net income per common share	$0.68	$0.66	$0.42	$0.45
 _______________________________________

(a)	During the three and nine months ended September 30, 2016 and 2015, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.
The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 9.8 million and 7.7 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2016, respectively, because they were antidilutive. Nonqualified stock options and non-participating RSUs totaling 14.9 million and 8.6 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2015, respectively, because they were antidilutive.

15.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2015 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Service cost	$1,609	$624	$4,293	$4,988
Interest cost	6,107	7,036	18,407	19,568
Expected return on plan assets	(6,393)	(7,356)	(19,309)	(22,629)
Amortization of prior service cost (credit)	8	6	23	(522)
Recognized actuarial loss	1,732	3,138	5,194	12,919
Curtailment gain	—	—	—	(8,639)
Settlement loss	1,495	5,233	1,495	5,233
	$4,558	$8,681	$10,103	$10,918
A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Service cost (credit)	$13	$(1)	$39	$41
Interest cost	286	270	857	896
Recognized actuarial loss	37	34	111	111
	$336	$303	$1,007	$1,048
During the nine months ended September 30, 2016, Mattel made cash contributions totaling approximately $17 million and $2 million related to its defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2016, Mattel expects to make additional cash contributions of approximately $2 million.

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

For the January 1, 2016–December 31, 2018 LTIP performance cycle, Mattel granted performance-based restricted stock units ("Performance RSUs") under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives. Performance RSUs granted under this program will be earned based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on achievement of Mattel's performance with respect to a cumulative three-year EPS target for the performance cycle ("the 2016-2018 performance-related component") and then adjusted upward or downward based on Mattel's total shareholder return ("TSR") for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 (the "2016-2018 market-related component"). The Performance RSUs under the 2016-2018 LTIP performance cycle have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid. During the three and nine months ended September 30, 2016, Mattel recognized $1.7 million of expense related to the 2016-2018 performance-related component. Additionally, during the three and nine months ended September 30, 2016, Mattel recognized $0.2 million of expense related to the 2016-2018 market-related component.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Stock option compensation expense	$2,528	$4,644	$6,826	$11,833
RSU compensation expense	9,840	9,196	31,918	29,297
	$12,368	$13,840	$38,744	$41,130
As of September 30, 2016, total unrecognized compensation cost related to unvested share-based payments totaled $100.3 million and is expected to be recognized over a weighted-average period of 2.2 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2016 and 2015 was $28.5 million and $10.5 million, respectively.

17.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Design and development	$54,680	$54,278	$160,264	$164,824
Identifiable intangible asset amortization	5,524	7,035	16,354	20,963

18.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating income (expense), net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Canadian dollar, Brazilian real, Russian ruble, and Indonesian rupiah are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Operating income	$(48,076)	$(16,463)	$(85,081)	$7,976
Other non-operating (expense) income, net	(1,269)	(2,926)	(29,388)	(6,324)
Net transaction (losses) gains	$(49,345)	$(19,389)	$(114,469)	$1,652
In March 2016, the Venezuelan government revised its currency exchange platform to a dual system. The Sistema Complementario de Administración de Divisas ("SICAD") rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate. The existing Marginal Currency System ("SIMADI") rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. During the three months ended March 31, 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate and recognized an unrealized foreign currency exchange loss of approximately $26 million in other non-operating (expense) income, net as a result of the change in the remeasurement rate.

19.	Income Taxes
Mattel’s provision for income taxes was $26.6 million and $38.8 million for the nine months ended September 30, 2016 and 2015, respectively. During the three and nine months ended September 30, 2016, Mattel recognized net discrete tax benefits of $9.0 million and $12.8 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and nine months ended September 30, 2015, Mattel recognized net discrete tax expense of $0.8 million and net discrete tax benefits of $2.8 million, respectively, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. During the third quarter of 2016, the statute of limitations for Mattel’s 2012 federal income tax return expired. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $11.5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
During the first quarter of 2016, Mattel retrospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. As of September 30, 2015, prepaid expenses and other current assets decreased by $203.5 million, other noncurrent assets increased by $199.6 million, accounts payable and accrued liabilities decreased by $0.1 million, and other noncurrent liabilities decreased by $3.8 million from the previously reported amounts. As of December 31, 2015, prepaid expenses and other current assets decreased by $195.8 million, other noncurrent assets increased by $193.6 million, and other noncurrent liabilities decreased by $2.2 million from the previously reported amounts.

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
Yellowstone also filed a special appeal with the Appeals Court in February 2015, which was made available to Mattel do Brasil on October 7, 2015. Yellowstone's special appeal seeks to reverse the Appeals Court decision with respect to: (a) the limitation on Yellowstone's loss of profits claim to the amount requested in the complaint, instead of the amount contained in the first court-appointed experts report, and (b) the award of damages to Mattel do Brasil on the counterclaim, since the specific amount was not requested in Mattel do Brasil's counterclaim brief.
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
Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $14.0 million. The high end of this range, approximately $14.0 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney's fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $6.1 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel do Brasil believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision and currently does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel do Brasil may be required by the Trial Court to place a bond for the full amount of the damage award in escrow pending an appeal decision by the Superior Court.

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
American Girl Brands—including Truly Me®, Girl of the Year®, BeForever®, Bitty Baby®, and WellieWishers™. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores, as well as sold directly to certain retailers.
Construction and Arts & Crafts Brands—including MEGA BLOKS® and RoseArt®.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Revenues by Segment
North America	$1,071,030	$1,069,116	$2,077,147	$2,053,053
International	774,211	798,584	1,614,169	1,732,125
American Girl	130,109	115,651	298,933	313,504
Gross sales	1,975,350	1,983,351	3,990,249	4,098,682
Sales adjustments	(179,775)	(191,383)	(367,999)	(395,813)
Net sales	$1,795,575	$1,791,968	$3,622,250	$3,702,869

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Segment Income
North America	$265,597	$230,216	$371,096	$283,356
International	150,232	142,576	155,949	160,250
American Girl	28,056	7,142	21,850	5,617
	443,885	379,934	548,895	449,223
Corporate and other expense (a)	(126,489)	(79,161)	(292,305)	(202,354)
Operating income	317,396	300,773	256,590	246,869
Interest expense	24,989	21,409	70,133	62,516
Interest (income)	(2,477)	(1,990)	(7,550)	(5,757)
Other non-operating expense (income), net	856	(4,785)	23,210	(2,984)
Income before income taxes	$294,028	$286,139	$170,797	$193,094
__________________________________________

(a)
Corporate and other expense includes severance and restructuring expenses of $6.4 million and $33.6 million for the three and nine months ended September 30, 2016, respectively, and $13.3 million and $61.1 million for the three and nine months ended September 30, 2015, respectively, and share-based compensation expense of $12.4 million and $38.7 million for the three and nine months ended September 30, 2016, respectively, and $13.8 million and $41.1 million for the three and nine months ended September 30, 2015, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2016	September 30, 2015	December 31, 2015
	(In thousands)
Assets by Segment
North America	$1,050,120	$1,011,546	$764,945
International	1,049,008	1,063,727	759,709
American Girl	184,101	147,517	108,414
	2,283,229	2,222,790	1,633,068
Corporate and other	156,125	99,245	99,552
Accounts receivable and inventories, net	$2,439,354	$2,322,035	$1,732,620
The table below presents worldwide revenues by brand:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In thousands)
Worldwide Revenues by Brand
Mattel Girls & Boys Brands	$1,061,113	$1,120,612	$2,142,665	$2,327,555
Fisher-Price Brands	661,489	625,277	1,280,435	1,226,023
American Girl Brands	125,499	109,879	286,910	300,128
Construction and Arts & Crafts Brands	118,605	118,480	252,802	221,560
Other	8,644	9,103	27,437	23,416
Gross sales	1,975,350	1,983,351	3,990,249	4,098,682
Sales adjustments	(179,775)	(191,383)	(367,999)	(395,813)
Net sales	$1,795,575	$1,791,968	$3,622,250	$3,702,869

22.	New Accounting Pronouncements
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 will be effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2016-15 on its operating results and financial position.

23.	Subsequent Event
On October 19, 2016, Mattel announced that its Board of Directors declared a fourth quarter dividend of $0.38 per common share. The dividend is payable on December 9, 2016 to stockholders of record on November 22, 2016.

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
The following discussion also includes gross sales and currency exchange rate impact, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”), to supplement the financial results as reported in accordance with GAAP. Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a more detailed discussion, including a reconciliation of gross sales, a non-GAAP financial measure, to net sales, its most directly comparable GAAP financial measure.
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
Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories (“Barbie”), Monster High, Ever After High, Polly Pocket, and DC Super Hero Girls (collectively “Other Girls”), Hot Wheels and Matchbox vehicles and play sets (collectively “Wheels”), and CARS, DC Comics, WWE Wrestling, Minecraft, Max Steel, BOOMco., Toy Story, and games and puzzles (collectively “Entertainment”).
Fisher-Price Brands—including Fisher-Price, Little People, Baby Gear, Laugh & Learn, and Imaginext (collectively “Core Fisher-Price”), Thomas & Friends, Dora the Explorer, Mickey Mouse Clubhouse, and Disney Jake and the Never Land Pirates (collectively “Fisher-Price Friends”), and Power Wheels.
American Girl Brands—including Truly Me, Girl of the Year, BeForever, Bitty Baby, and WellieWishers. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores, as well as sold directly to certain retailers.
Construction and Arts & Crafts Brands—including MEGA BLOKS and RoseArt.
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
Third Quarter 2016 Overview
Mattel's performance during the third quarter of 2016 reflected continuing progress on its turnaround efforts. Sales were aligned with positive and improving global trends in consumer takeaway. Despite foreign exchange headwinds and the loss of Disney Princess®, Mattel experienced solid performance in a number of its core brands, including Barbie, Fisher-Price, and Hot Wheels, as well as in Toy Box, with games and entertainment properties and MEGA Brands. American Girl performed well in the third quarter due to the new franchise licensing agreement to expand the brand into the Middle East, the introduction of the new WellieWishers line, and expanded distribution. Finally, Mattel continued to make good progress against its cost reduction goals in both cost of sales and other selling and administrative expenses. Mattel’s third quarter 2016 financial highlights include the following:

•	Net sales in the third quarter of 2016 were $1.80 billion, flat as compared to third quarter of 2015 net sales of $1.79 billion.

•	Gross sales in the third quarter of 2016 were $1.98 billion, flat as compared to third quarter of 2015 gross sales of $1.98 billion.

•	Gross margin in the third quarter of 2016 was 48.5%, a decrease of 60 basis points from the third quarter of 2015.

•	Operating income in the third quarter of 2016 was $317.4 million, as compared to operating income of $300.8 million in the third quarter of 2015.

•	Earnings per share in the third quarter of 2016 was $0.68, as compared to earnings per share of $0.66 in the third quarter of 2015.
Results of Operations—Third Quarter
Consolidated Results
Net sales for the third quarter of 2016 were $1.80 billion, which is flat as compared to $1.79 billion in the third quarter of 2015, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Net income for the third quarter of 2016 was $236.3 million, or $0.68 per diluted share, as compared to net income of $223.8 million, or $0.66 per diluted share, in the third quarter of 2015. Net income for the third quarter of 2016 was positively impacted by higher licensing income, lower other selling and administrative expenses, and lower advertising and promotion expenses.

The following table provides a summary of Mattel’s consolidated results for the third quarter of 2016 and 2015 (in millions, except percentage and basis point information):

	For the Three Months Ended				Year/Year Change
	September 30, 2016		September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$1,795.6	100.0%	$1,792.0	100.0%	—%	—
Gross profit	$870.8	48.5%	$879.6	49.1%	-1%	-60
Advertising and promotion expenses	202.9	11.3%	213.2	11.9%	-5%	-60
Other selling and administrative expenses	350.5	19.5%	365.6	20.4%	-4%	-90
Operating income	317.4	17.7%	300.8	16.8%	6%	90
Interest expense	25.0	1.4%	21.4	1.2%	17%	20
Interest (income)	(2.5)	-0.1%	(2.0)	-0.1%	24%	—
Other non-operating expense (income), net	0.9		(4.7)
Income before income taxes	$294.0	16.4%	$286.1	16.0%	3%	40
Sales
Net sales for the third quarter of 2016 were $1.80 billion, which is flat as compared to $1.79 billion in the third quarter of 2015, with an unfavorable impact from changes in currency exchange rates of 2 percentage points.
The following table provides a summary of Mattel’s consolidated gross sales by brand for the third quarter of 2016 and 2015:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$349.7	$302.0	16%	-1%
Other Girls	161.6	320.4	-50%	-4%
Wheels	281.9	266.9	6%	—%
Entertainment	267.9	231.3	16%	—%
	1,061.1	1,120.6	-5%	-1%
Fisher-Price Brands:
Core Fisher-Price	453.3	426.8	6%	-1%
Fisher-Price Friends	166.7	162.3	3%	-4%
Other Fisher-Price	41.5	36.2	15%	—%
	661.5	625.3	6%	-2%
American Girl Brands	125.5	109.9	14%	-1%
Construction and Arts & Crafts Brands	118.6	118.5	—%	-6%
Other	8.7	9.1
Total Gross Sales	$1,975.4	$1,983.4	—%	-1%
Sales Adjustments	(179.8)	(191.4)
Total Net Sales	$1,795.6	$1,792.0	—%	-2%

Gross sales were $1.98 billion in the third quarter of 2016, a decrease of $8.0 million, or flat as compared to $1.98 billion in the third quarter of 2015, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was primarily due to lower sales of Other Girls products, offset by higher sales of Barbie, Entertainment, and American Girl products. Of the 50% decrease in Other Girls gross sales, 51% was due to lower sales of Disney Princess products. The 16% increase in Barbie gross sales was due to sales of the Fashionista® and I Can Be® product lines, and the new younger girl product line, Barbie™ Dreamtopia. Of the 16% increase in Entertainment gross sales, 12% was due to higher sales of DC Comics products. The 14% increase in American Girl products was primarily due to the new franchise licensing agreement to expand the brand into the Middle East, the introduction of the new WellieWishers line, and expanded distribution.
Cost of Sales
Cost of sales as a percentage of net sales was 51.5% in the third quarter of 2016, as compared to 50.9% in the third quarter of 2015. Cost of sales increased by $12.4 million, or 1%, to $924.8 million in the third quarter of 2016 from $912.4 million in the third quarter of 2015, as compared to net sales, which remained flat. Within cost of sales, product and other costs increased by $28.8 million, or 4%, to $765.0 million in the third quarter of 2016 from $736.2 million in the third quarter of 2015; royalty expenses decreased by $15.7 million, or 18%, to $71.1 million in the third quarter of 2016 from $86.8 million in the third quarter of 2015; freight and logistics expenses decreased by $0.7 million, or 1%, to $88.7 million in the third quarter of 2016 from $89.4 million in the third quarter of 2015.
Gross Margin
Gross margin decreased to 48.5% in the third quarter of 2016 from 49.1% in the third quarter of 2015. The decrease in gross margin was due to unfavorable foreign exchange, unfavorable product mix, and higher input costs, partially offset by strategic pricing and Funding Our Future savings.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 11.3% in the third quarter of 2016 from 11.9% in the third quarter of 2015, primarily as a result of lower media and non-media costs.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $350.5 million, or 19.5% of net sales, in the third quarter of 2016, as compared to $365.6 million, or 20.4% of net sales, in the third quarter of 2015. The decrease in other selling and administrative expenses was primarily due to Funding Our Future net savings of approximately $11 million.
Provision for Income Taxes
Mattel’s provision for income taxes was $57.8 million and $62.4 million in the third quarter of 2016 and 2015, respectively. Mattel recognized net discrete tax benefits of $9.0 million in the third quarter of 2016 and net discrete tax expense of $0.8 million in the third quarter of 2015, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the third quarter of 2016 and 2015:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$183.0	$156.0	17%	—%
Other Girls	79.6	161.7	-51%	—%
Wheels	157.5	140.1	12%	—%
Entertainment	157.0	129.1	22%	—%
	577.1	586.9	-2%	—%
Fisher-Price Brands:
Core Fisher-Price	279.1	266.3	5%	—%
Fisher-Price Friends	88.6	94.7	-6%	—%
Other Fisher-Price	40.3	34.9	16%	—%
	408.0	395.9	3%	—%
Construction and Arts & Crafts Brands	82.9	83.3	—%	—%
Other	3.0	3.0
Total Gross Sales	$1,071.0	$1,069.1	—%	—%
Gross sales for the North America segment were $1.07 billion in the third quarter of 2016, an increase of $1.9 million, or flat, as compared to $1.07 billion in the third quarter of 2015. The increase in the North America segment gross sales was primarily due to higher sales of Entertainment, Barbie, and Wheels products, partially offset by lower sales of Other Girls products. Of the 22% increase in Entertainment gross sales, 13% was due to higher sales of DC Comics products and 6% was due to higher sales of Minecraft products. The 17% increase in Barbie gross sales was due to sales of the Fashionista and I Can Be product lines, and the new younger girl product line, Barbie Dreamtopia. Of the 12% increase in Wheels gross sales, 6% was due to higher sales of Tyco RC® products and 4% was due to higher sales of Hot Wheels products. Of the 51% decrease in Other Girls gross sales, 53% was due to lower sales of Disney Princess products. Cost of sales decreased 1% in the third quarter of 2016, as compared to a 2% increase in net sales, primarily due to lower royalty costs. Gross margins in the third quarter of 2016 increased as a result of strategic pricing and Funding Our Future savings, partially offset by higher input costs.
North America segment income increased by 15% to $265.6 million in the third quarter of 2016, as compared to $230.2 million in the third quarter of 2015, primarily due to higher gross profit and lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the third quarter of 2016 versus 2015:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-4%	-4%
Europe	-8%	-6%
Latin America	-4%	-2%
Asia Pacific	11%	—%

The following table provides a summary of percentage changes in gross sales within the International segment in the third quarter of 2016 versus 2015:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-3%	-4%
Europe	-7%	-6%
Latin America	-5%	-2%
Asia Pacific	15%	—%
The following table provides a summary of Mattel’s gross sales by brand for the International segment for the third quarter of 2016 and 2015:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$166.6	$146.0	14%	-2%
Other Girls	82.1	158.6	-48%	-7%
Wheels	124.4	126.8	-2%	-2%
Entertainment	110.9	102.3	8%	-2%
	484.0	533.7	-9%	-3%
Fisher-Price Brands:
Core Fisher-Price	174.2	160.5	9%	-2%
Fisher-Price Friends	78.1	67.6	16%	-6%
Other Fisher-Price	1.2	1.3
	253.5	229.4	11%	-3%
Construction and Arts & Crafts Brands	35.7	35.2	1%	-17%
Other	1.0	0.3
Total Gross Sales	$774.2	$798.6	-3%	-4%
Gross sales for the International segment were $774.2 million in the third quarter of 2016, a decrease of $24.4 million, or 3%, as compared to $798.6 million in the third quarter of 2015, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Other Girls products, partially offset by higher sales of Fisher-Price Friends and Barbie products. Of the 48% decrease in Other Girls gross sales, 50% was due to lower sales of Disney Princess products. Of the 16% increase in Fisher-Price Friends gross sales, 18% was due to higher sales of Nickelodeon products. The 14% increase in Barbie gross sales was due to sales of the Fashionista and I Can Be product lines, and the new younger girl product line, Barbie Dreamtopia. Cost of sales increased 5% in the third quarter of 2016, as compared to a 4% decrease in net sales, primarily due to unfavorable product mix, partially offset by lower royalty expense. Gross margins in the third quarter of 2016 decreased as a result of unfavorable foreign currency exchange rates and unfavorable product mix, partially offset by strategic pricing and lower royalty expenses.
International segment income increased 5% to $150.2 million in the third quarter of 2016, as compared to $142.6 million in the third quarter of 2015, primarily due to lower advertising and promotion expenses and lower other selling and administrative expenses, partially offset by lower gross profit.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the third quarter of 2016 and 2015:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$124.5	$109.9	13%	-1%
Other Brands	5.6	5.8	-3%	—%
Total Gross Sales	$130.1	$115.7	13%	—%
Gross sales for the American Girl segment were $130.1 million in the third quarter of 2016, an increase of $14.4 million, or 13%, as compared to $115.7 million in the third quarter of 2015. The 13% increase in the American Girl segment gross sales was primarily due to the new franchise licensing agreement to expand the brand into the Middle East, the introduction of the new WellieWishers line, and expanded distribution. Cost of sales decreased 1% in the third quarter of 2016, as compared to a 13% increase in net sales, primarily due to lower freight and logistics costs. Gross margins in the third quarter of 2016 increased as a result of higher licensing income.
American Girl segment income increased 293% to $28.1 million in the third quarter of 2016, as compared to $7.1 million in the third quarter of 2015, primarily due to higher licensing income and lower advertising and promotion expenses.
Results of Operations—First Nine Months
Consolidated Results
Net sales for the first nine months of 2016 were $3.62 billion, a 2% decrease, as compared to $3.70 billion in the first nine months of 2015, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Net income for the first nine months of 2016 was $144.2 million, or $0.42 per diluted share, as compared to net income of $154.3 million, or $0.45 per diluted share, in the first nine months of 2015. Net income for the first nine months of 2016 was negatively impacted by lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.
The following table provides a summary of Mattel’s consolidated results for the first nine months of 2016 and 2015 (in millions, except percentage and basis point information):

	For the Nine Months Ended				Year/Year Change
	September 30, 2016		September 30, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$3,622.3	100.0%	$3,702.9	100.0%	-2%	—
Gross profit	$1,693.0	46.7%	$1,802.9	48.7%	-6%	-200
Advertising and promotion expenses	384.6	10.6%	420.4	11.4%	-9%	-80
Other selling and administrative expenses	1,051.8	29.0%	1,135.6	30.7%	-7%	-170
Operating income	256.6	7.1%	246.9	6.7%	4%	40
Interest expense	70.1	1.9%	62.5	1.7%	12%	20
Interest (income)	(7.6)	-0.2%	(5.8)	-0.2%	31%	—
Other non-operating expense (income), net	23.3		(2.9)
Income before income taxes	$170.8	4.7%	$193.1	5.2%	-12%	-50

Sales
Net sales for the first nine months of 2016 were $3.62 billion, a 2% decrease, as compared to $3.70 billion in the first nine months of 2015, with an unfavorable impact from changes in currency exchange rates of 2 percentage points.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first nine months of 2016 and 2015:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$651.3	$578.3	13%	-2%
Other Girls	304.5	685.9	-56%	-4%
Wheels	579.0	559.5	3%	-4%
Entertainment	607.9	503.9	21%	-2%
	2,142.7	2,327.6	-8%	-3%
Fisher-Price Brands:
Core Fisher-Price	870.1	823.1	6%	-2%
Fisher-Price Friends	330.8	326.5	1%	-4%
Other Fisher-Price	79.5	76.5	4%	-1%
	1,280.4	1,226.1	4%	-3%
American Girl Brands	286.9	300.1	-4%	-1%
Construction and Arts & Crafts Brands	252.8	221.6	14%	-9%
Other	27.4	23.3
Total Gross Sales	$3,990.2	$4,098.7	-3%	-3%
Sales Adjustments	(367.9)	(395.8)
Total Net Sales	$3,622.3	$3,702.9	-2%	-2%
Gross sales were $3.99 billion in the first nine months of 2016, a decrease of $108.5 million, or 3%, as compared to $4.10 billion in the first nine months of 2015, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. The decrease in gross sales was due to lower sales of Other Girls products, partially offset by higher sales of Entertainment, Construction and Arts & Crafts, and Barbie products. Of the 56% decrease in Other Girls gross sales, 50% was due to lower sales of Disney Princess products. Of the 21% increase in Entertainment gross sales, 17% was due to higher sales of DC Comics products. Of the 14% increase in Construction and Arts & Crafts gross sales, 19% was due to higher sales of Teenage Mutant Ninja Turtles™ MEGA Bloks products. The 13% increase in Barbie gross sales was due to sales of the Fashionista and I Can Be product lines, and the new younger girl product line, Barbie Dreamtopia, as well as licensing revenue recorded during the second quarter.
Cost of Sales
Cost of sales as a percentage of net sales was 53.3% in the first nine months of 2016, as compared to 51.3% in the first nine months of 2015. Cost of sales increased by $29.3 million, or 2%, to $1.93 billion in the first nine months of 2016 from $1.90 billion in the first nine months of 2015, as compared to a 2% decrease in net sales. Within cost of sales, product and other costs increased by $62.7 million, or 4%, to $1.57 billion in the first nine months of 2016 from $1.51 billion in the first nine months of 2015; royalty expenses decreased by $28.6 million, or 16%, to $148.0 million in the first nine months of 2016 from $176.6 million in the first nine months of 2015; freight and logistics expenses decreased by $4.8 million, or 2%, to $209.3 million in the first nine months of 2016 from $214.1 million in the first nine months of 2015.
Gross Margin
Gross margin decreased to 46.7% in the first nine months of 2016 from 48.7% in the first nine months of 2015. The decrease in gross margin was due to unfavorable foreign exchange, unfavorable product mix, and higher input costs, partially offset by strategic pricing and Funding Our Future savings.

Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 10.6% in the first nine months of 2016 from 11.4% in the first nine months of 2015, primarily as a result of lower media and non-media costs.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.05 billion, or 29.0% of net sales, in the first nine months of 2016, as compared to $1.14 billion, or 30.7% of net sales, in the first nine months of 2015. The decrease in other selling and administrative expenses was primarily due to Funding Our Future net savings of approximately $53 million and lower severance and restructuring charges of approximately $27 million.
Other Non-Operating Expenses
Other non-operating expenses were $23.3 million in the first nine months of 2016, as compared to other non-operating income of $2.9 million in the first nine months of 2015. The increase in other non-operating expenses was primarily due to the change in the remeasurement rate used by Mattel's Venezuelan subsidiary, which resulted in an unrealized foreign currency exchange loss of approximately $26 million, in the first quarter of 2016.
Provision for Income Taxes
Mattel’s provision for income taxes was $26.6 million and $38.8 million in the first nine months of 2016 and 2015, respectively. Mattel recognized net discrete tax benefits of $12.8 million and $2.8 million in the first nine months of 2016 and 2015, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first nine months of 2016 and 2015:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$327.7	$268.4	22%	—%
Other Girls	154.4	330.6	-53%	—%
Wheels	294.4	273.3	8%	—%
Entertainment	356.9	275.5	30%	—%
	1,133.4	1,147.8	-1%	—%
Fisher-Price Brands:
Core Fisher-Price	515.7	485.1	6%	—%
Fisher-Price Friends	168.3	177.4	-5%	-1%
Other Fisher-Price	77.5	74.7	4%	—%
	761.5	737.2	3%	-1%
Construction and Arts & Crafts Brands	170.1	158.8	7%	—%
Other	12.1	9.3
Total Gross Sales	$2,077.1	$2,053.1	1%	—%

Gross sales for the North America segment were $2.08 billion in the first nine months of 2016, an increase of $24.0 million, or 1%, as compared to $2.05 billion in the first nine months of 2015. The increase in the North America segment gross sales was primarily due to higher sales of Entertainment and Barbie products, partially offset by lower sales of Other Girls products. Of the 30% increase in Entertainment gross sales, 17% was due to higher sales of DC Comics products, 5% was due to higher sales of Minecraft products, and 4% was due to sales of Ghostbusters™ products. The 22% increase in Barbie gross sales was due to sales of the Fashionista and I Can Be product lines, and the new younger girl product line, Barbie Dreamtopia, as well as licensing revenue recorded during the second quarter. Of the 53% decrease in Other Girls gross sales, 50% was due to lower sales of Disney Princess products. Cost of sales remained flat in the first nine months of 2016, as compared to a 3% increase in net sales, primarily due to higher product and other costs offset by lower royalty costs. Gross margins in the first nine months of 2016 increased as a result of Funding Our Future savings and strategic pricing, partially offset by higher input costs.
North America segment income increased by 31% to $371.1 million in the first nine months of 2016, as compared to $283.4 million in the first nine months of 2015, primarily due to higher gross profit and lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first nine months of 2016 versus 2015:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-8%	-6%
Europe	-7%	-5%
Latin America	-13%	-9%
Asia Pacific	-1%	-3%
The following table provides a summary of percentage changes in gross sales within the International segment in the first nine months of 2016 versus 2015:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-7%	-6%
Europe	-7%	-6%
Latin America	-14%	-9%
Asia Pacific	2%	-3%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first nine months of 2016 and 2015:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$323.6	$309.9	4%	-4%
Other Girls	150.0	355.3	-58%	-7%
Wheels	284.6	286.1	-1%	-7%
Entertainment	251.0	228.4	10%	-6%
	1,009.2	1,179.7	-14%	-6%
Fisher-Price Brands:
Core Fisher-Price	354.4	338.0	5%	-5%
Fisher-Price Friends	162.5	149.1	9%	-7%
Other Fisher-Price	2.0	1.8
	518.9	488.9	6%	-5%
Construction and Arts & Crafts Brands	82.7	62.8	32%	-24%
Other	3.4	0.8
Total Gross Sales	$1,614.2	$1,732.1	-7%	-6%
Gross sales for the International segment were $1.61 billion in the first nine months of 2016, a decrease of $117.9 million, or 7%, as compared to $1.73 billion in the first nine months of 2015, with an unfavorable impact from changes in currency exchange rates of 6 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Other Girls products, partially offset by higher sales of Construction and Arts & Crafts and Entertainment products. Of the 58% decrease in Other Girls gross sales, 50% was due to lower sales of Disney Princess products and 14% was due to lower sales of Monster High products, partially offset by higher sales of DC Super Hero Girls products of 6%. Of the 32% increase in Construction and Arts & Crafts gross sales, 30% was due to higher sales of MEGA Bloks Preschool products. Of the 10% increase in Entertainment gross sales, 17% was due to higher sales of DC Comics products, partially offset by lower sales of Max Steel products of 6%. Cost of sales increased 4% in the first nine months of 2016, as compared to an 8% decrease in net sales, primarily due to unfavorable product mix, partially offset by lower royalty expenses. Gross margins in the first nine months of 2016 decreased as a result of unfavorable foreign currency exchange rates and unfavorable product mix, partially offset by strategic pricing and Funding Our Future savings.
International segment income decreased by 3% to $155.9 million in the first nine months of 2016, as compared to $160.3 million in the first nine months of 2015, driven primarily by lower gross profit, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.
American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first nine months of 2016 and 2015:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$285.9	$300.1	-5%	-1%
Other Brands	13.0	13.4	-3%	—%
Total Gross Sales	$298.9	$313.5	-5%	—%

Gross sales for the American Girl segment were $298.9 million in the first nine months of 2016, a decrease of $14.6 million, or 5%, as compared to $313.5 million in the first nine months of 2015. Cost of sales decreased 8% in the first nine months of 2016, as compared to a 4% decrease in net sales, primarily due to lower product and other costs. Gross margins in the first nine months of 2016 increased as a result of higher licensing income and Funding Our Future savings.
American Girl segment income increased by 289% to $21.9 million in the first nine months of 2016, as compared to $5.6 million in the first nine months of 2015, driven primarily by higher licensing income.
Funding Our Future
In 2015, Mattel initiated its current cost savings program, Funding Our Future, which targets cumulative gross cost savings of approximately $250 million to $300 million by the end of 2016. The cost savings program is designed to generate cost savings through various initiatives, including structural and process improvements and supply chain optimization.
For the third quarter of 2016, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $31 million (or approximately $28 million of net savings, including severance charges and investments). Of the gross cost savings realized in the third quarter of 2016, approximately $18 million was reflected within gross profit, approximately $11 million within other selling and administrative expenses, and approximately $2 million within advertising and promotion expenses.
For the first nine months of 2016, Mattel realized gross cost savings, excluding severance charges and investments, of approximately $108 million (or approximately $92 million of net savings, including severance charges and investments). Of the gross cost savings realized in the first nine months of 2016, approximately $51 million was reflected within gross profit, approximately $52 million within other selling and administrative expenses, and approximately $5 million within advertising and promotion expenses.
Income Taxes
Mattel’s provision for income taxes was $26.6 million and $38.8 million for the nine months ended September 30, 2016 and 2015, respectively. During the three and nine months ended September 30, 2016, Mattel recognized net discrete tax benefits of $9.0 million and $12.8 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. During the three and nine months ended September 30, 2015, Mattel recognized net discrete tax expense of $0.8 million and net discrete tax benefits of $2.8 million, respectively, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. During the third quarter of 2016, the statute of limitations for Mattel’s 2012 federal income tax return expired. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $11.5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
During the first quarter of 2016, Mattel retrospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes. As of September 30, 2015, prepaid expenses and other current assets decreased by $203.5 million, other noncurrent assets increased by $199.6 million, accounts payable and accrued liabilities decreased by $0.1 million, and other noncurrent liabilities decreased by $3.8 million from the previously reported amounts. As of December 31, 2015, prepaid expenses and other current assets decreased by $195.8 million, other noncurrent assets increased by $193.6 million, and other noncurrent liabilities decreased by $2.2 million from the previously reported amounts.

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
Of Mattel’s $297.1 million in cash and equivalents as of September 30, 2016, approximately $259 million was held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, and access to both long-term and short-term public and private debt markets at competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of September 30, 2016, Mattel had available incremental borrowing resources totaling $1.60 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Operating Activities
Cash flows used for operating activities were $331.3 million in the first nine months of 2016, as compared to $222.3 million in the first nine months of 2015. The cash flows used for operating activities increased primarily due to higher working capital usage and lower net income.
Investing Activities
Cash flows used for investing activities were $204.7 million in the first nine months of 2016, as compared to $206.0 million in the first nine months of 2015. The cash flows used for investing activities decreased primarily due to proceeds from foreign currency forward exchange contracts, partially offset by the acquisitions of Fuhu and Sproutling.
Financing Activities
Cash flows used for financing activities were $43.2 million in the first nine months of 2016, as compared to $230.0 million in the first nine months of 2015. The decrease in cash flows used for financing activities was primarily due to proceeds from the issuance of long-term debt, partially offset by higher net repayments of short-term debt.
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
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the nine months ended September 30, 2016. As of September 30, 2016, Mattel’s consolidated debt-to-Consolidated EBITDA ratio, as calculated per the terms of the credit agreement, was 2.87 to 1 (compared to a maximum allowed of 3.50 to 1), and Mattel’s interest coverage ratio was 9.19 to 1 (compared to a minimum required of 3.50 to 1).

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
Financial Position
Mattel’s cash and equivalents decreased $595.7 million to $297.1 million at September 30, 2016, as compared to $892.8 million at December 31, 2015. The decrease was primarily due to dividend payments, working capital usage, purchases of tools, dies, and molds and other property, plant and equipment, and the acquisitions of Fuhu and Sproutling.
Accounts receivable increased $383.7 million to $1.53 billion at September 30, 2016, as compared to $1.15 billion at December 31, 2015, primarily due to American Girl sales to external retailers and a shift from direct import sales to trade sales, which have longer payment terms. Inventory increased $323.0 million to $910.5 million at September 30, 2016, as compared to $587.5 million at December 31, 2015, primarily due to higher inventory in the US to meet expected future demand of new products and higher American Girl production for sales to external retailers.
Accounts payable and accrued liabilities increased $14.0 million to $1.32 billion at September 30, 2016, as compared to $1.31 billion at December 31, 2015. The increase was primarily due to the extension of terms with third-party manufacturers and tighter management of vendor disbursements.
Noncurrent long-term debt increased to $2.13 billion as of September 30, 2016, compared to $1.78 billion as of December 31, 2015, primarily due to the $350.0 million issuance of long-term debt in the third quarter of 2016. The proceeds will be used to repay the $300.0 million aggregate principal amount of the 2011 Senior Notes due in November 2016 and for general corporate purposes.
A summary of Mattel’s capitalization is as follows:

	September 30, 2016		September 30, 2015		December 31, 2015
	(In millions, except percentage information)
2010 Senior Notes	$500.0	10%	$500.0	10%	$500.0	10%
2011 Senior Notes	300.0	6	600.0	12	300.0	6
2013 Senior Notes	500.0	10	500.0	10	500.0	10
2014 Senior Notes	500.0	10	500.0	10	500.0	10
2016 Senior Notes	350.0	7	—	—	—	—
Debt issuance costs	(16.5)	—	(16.0)	—	(15.3)	—
Total noncurrent long-term debt	2,133.5	43	2,084.0	40	1,784.7	36
Other noncurrent liabilities	454.4	9	531.5	10	471.6	10
Stockholders’ equity	2,415.4	48	2,572.7	50	2,633.3	54
	$5,003.3	100%	$5,188.2	100%	$4,889.6	100%
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 46.6% at September 30, 2015 to 50.2% at September 30, 2016 as a result of higher debt and lower stockholders’ equity.
Litigation
See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2015 and did not change during the first nine months of 2016.

New Accounting Pronouncements
See Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements” of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
To supplement the financial results presented in accordance with GAAP, Mattel presents gross sales and currency exchange rate impact, which are non-GAAP financial measures within the meaning of Regulation G. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
Currency Exchange Rate Impact
The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates.
For entities reporting in currencies other than the US dollar, Mattel calculates the percentage change of period-over-period results at constant currency exchange rates (established as described below) by translating current period and prior period results using these rates. It then determines the currency exchange rate impact percentage by calculating the difference between the percentage change at such constant currency exchange rates and the percentage change at actual exchange rates.
Mattel established the exchange rates that it uses for these constant currency calculations years ago. It considers whether any changes to these rates are appropriate at the beginning of each year but, generally, has held them unchanged.
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
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Net Sales	$1,795.6	$1,792.0	—%	-2%
Sales adjustments	179.8	191.4
Gross Sales	$1,975.4	$1,983.4	—%	-1%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Net Sales	$3,622.3	$3,702.9	-2%	-2%
Sales adjustments	367.9	395.8
Gross Sales	$3,990.2	$4,098.7	-3%	-3%

A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Net Sales	$1,003.6	$988.4	2%	—%
Sales adjustments	67.4	80.7
Gross Sales	$1,071.0	$1,069.1	—%	—%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Net Sales	$1,954.1	$1,906.3	3%	—%
Sales adjustments	123.0	146.8
Gross Sales	$2,077.1	$2,053.1	1%	—%

A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Net Sales	$665.9	$691.6	-4%	-4%
Sales adjustments	108.3	107.0
Gross Sales	$774.2	$798.6	-3%	-4%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Net Sales	$1,381.0	$1,496.2	-8%	-6%
Sales adjustments	233.2	235.9
Gross Sales	$1,614.2	$1,732.1	-7%	-6%

A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Net Sales	$126.1	$112.0	13%	—%
Sales adjustments	4.0	3.7
Gross Sales	$130.1	$115.7	13%	—%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2016	September 30, 2015
	(In millions, except percentage information)
Net Sales	$287.2	$300.4	-4%	—%
Sales adjustments	11.7	13.1
Gross Sales	$298.9	$313.5	-5%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory purchase and sale transactions denominated in the Euro, British pound sterling, Mexican peso, Canadian dollar, Brazilian real, Russian ruble, and Indonesian rupiah are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first nine months of 2016 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Mexican Peso, Brazilian real, and Euro.
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
During March 2016, the Venezuelan government further revised its currency exchange platform to a dual system. The SICAD rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate, which will be fixed at 10.00 BsF per US dollar. The existing SIMADI rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. The DIPRO rate is used for essential imports, such as food and medicine, whereas the DICOM rate is used for all other transactions. During the first quarter of 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. The change in the remeasurement rate resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating income (expense), net in the consolidated statement of operations in the first quarter of 2016.
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in the first nine months of 2016 and had approximately $1 million of net monetary assets denominated in BsF as of September 30, 2016. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $71 million.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 5% of Mattel's consolidated net sales in the first nine months of 2016.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. The scope of Mattel's assessment of the effectiveness of its disclosure controls and procedures does not include any disclosure controls and procedures of Fuhu or Sproutling, which were acquired in January 2016, that are also part of Fuhu and Sproutling's internal controls over financial reporting. This exclusion is in accordance with the SEC's general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Based on this evaluation, Christopher A. Sinclair, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2016, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2016, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2016:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1—31	165,347	$33.38	—	$203,016,273
August 1—31	240,691	32.73	—	203,016,273
September 1—30	14,245	30.34	—	203,016,273
Total	420,283	$32.90	—	$203,016,273
 ____________________________________

(1)
The total number of shares purchased relates to 420,283 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2016, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 1, 2015
4.0	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.1	Form of 2.350% Notes due 2021	8-K	001-05647	4.1	August 5, 2016
12.0*	Computation of Ratio of Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated October 27, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated October 27, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated October 27, 2016 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)
Date: October 27, 2016