Form 10-K
period 2016-12-31
MATTEL INC /DE/
filed 2017-02-23
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,657,561,740 based upon the closing market price as of the close of business June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 10, 2017:
342,445,392 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2017 Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

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
Throughout this report “Mattel” refers to Mattel, Inc. and/or one or more of its family of companies. Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel is a creations company that inspires the wonder of childhood. Mattel’s objectives are to grow its share in the marketplace, continue to improve its operating margins, and create long-term stockholder value. To achieve these objectives, management has established the following strategies:
First, Mattel is focused on embracing brand building, creativity, and innovation, and management will put a premium on speed and personal accountability. Management is focused on putting Mattel back on track for growth and improved profitability.
Additionally, Mattel is organizing around the following five strategic priorities:
•Build powerful brand franchises;
•Establish Toy Box as the partner of choice;
•Develop unmatched commercial excellence;
•Drive continuous cost improvement; and
•Build emerging market leadership.
Mattel believes its products are among the most widely recognized toy products in the world. Mattel’s portfolio of brands and products are grouped into four major brand categories.
Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Ever After High®, Polly Pocket®, and DC Super Hero Girls™ (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS®, DC Comics®, WWE® Wrestling, Minecraft®, Max Steel®, BOOMco.®, Toy Story®, and games and puzzles (collectively “Entertainment”).
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
In the Mattel Girls & Boys Brands category, Barbie includes Barbie fashion dolls and accessories. Other Girls includes Monster High, Ever After High, Little Mommy®, and Polly Pocket. Wheels includes Hot Wheels and Matchbox vehicles and play sets. Entertainment includes key licensing partnerships with The Walt Disney Company, Warner Bros. Entertainment Inc., NBCUniversal Media, LLC, and WWE, as well as owned brands and products, including games and puzzles.
Barbie continues to evolve the “You Can Be Anything”™ campaign by highlighting role models throughout 2017, beginning with Dads in the spring. Technology and connectivity will continue to be infused into new Barbie products for the holiday season and will feature new products to support Barbie's animated content including, Barbie: Video Game Hero™, Barbie Dreamtopia™, and Barbie: Dreamhouse Adventures™.
In 2017, Hot Wheels will introduce new track sets, designed cars, and a new digital gaming experience.  The new Hot Wheels Track Builder™ sets will include building bricks in their construction compatible sets. Additionally, Hot Wheels will continue to partner with the best in the automotive and entertainment world, including Star Wars®, DC Comics, and Marvel®.
Mattel’s Toy Box will continue to focus on bringing products to the global marketplace with speed and innovation. Toy Box will continue to partner with leading entertainment companies such as Disney, Warner Bros. Entertainment Inc., Nickelodeon®, NBCUniversal Media, LLC, and WWE. Key product lines based on entertainment franchises for 2017 include Disney Pixar's Cars 3, Warner Bros.'s Justice League® and Wonder Woman®, Nickelodeon's Shimmer & Shine™, and Universal’s Fast & Furious™.
The Fisher-Price Brands category includes Fisher-Price BabyGear, Laugh & Learn, Little People, Think & Learn™, Imaginext, Thomas & Friends, Dora & Friends™, Blaze and The Monster Machines®, Shimmer and Shine, Mickey Mouse Clubhouse, Minnie Mouse, Octonauts®, and Power Wheels.
In 2017, Fisher-Price will introduce the next phase of the Best Possible Start campaign, with the core message that parental love and play is the best possible start for child development. With the addition of Jonathan Adler as the Creative Director of Fisher-Price brands, existing and new product lines to be launched in 2017 will have a contemporary design catering to millennial parents. Fisher-Price will introduce simple sleep solutions, including the Revolve Swing, which features a natural soothing motion. For infants, Fisher-Price is debuting the new Laugh & Learn First Words line focused on early language development by exposing babies to their first 100 words.  Additionally, the Little People brand will evolve in 2017 by integrating emotional intelligence traits, including sharing, caring, and helping others. The Think & Learn preschool learning line will continue to keep the minds and bodies of preschoolers active with the Think & Learn Smart Cycle® and Teach ‘n Tag Movi™ products. Thomas & Friends will also introduce its first global brand campaign, Set Friendship in Motion™, while releasing the Thomas & Friends Super Station™ playset, designed to work with all Thomas & Friends engines.
The Construction and Arts & Crafts Brands category includes MEGA BLOKS, RoseArt, and Board Dudes®.
In 2017, MEGA BLOKS will continue to expand its line of building sets. With its articulated micro figures, build-to-play features, and authentic details, kids and collectors will be invited to Build Beyond™ with Mega Construx™. New Halo® construction sets will be released leading up to the highly-anticipated launch of the Halo Wars 2 video game. Wellie Wishers from American Girl, Thomas & Friends, Pokémon™, and Shimmer & Shine will be introduced to the MEGA BLOCKS lineup, which includes Despicable Me®, Destiny®, and Teenage Mutant Ninja Turtles®. Parents and preschoolers who love to build with the MEGA BLOKS Big Building Bag and Block Scooping Wagon can also add the all-new Elephant Parade to their building basics collection this Fall.
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

Mattel’s International segment revenue represented 40% of worldwide consolidated gross sales in 2016. Within the International segment, Mattel operates in three regional groups that generated the following gross sales during 2016:

	Amount	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,293.3	53%
Latin America	636.5	26%
Asia Pacific	517.8	21%
	$2,447.6	100%
No individual country within the International segment exceeded 6% of worldwide consolidated gross sales during 2016.
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
American Girl Segment
The American Girl segment is a direct marketer, children’s publisher, and retailer best known for its BeForever flagship line of historical dolls, books, and accessories, as well as the Truly Me, Girl of the Year, Bitty Baby, and WellieWishers brands. American Girl also publishes best-selling fiction and non-fiction titles, plus the award-winning American Girl® magazine. The American Girl segment sells products directly to consumers via its catalog, website, in its proprietary retail stores in the US, and at select retailers nationwide, as well as in specialty boutiques at select Indigo™ and Chapters™ stores in Canada and El Palacio de Hierro locations in Mexico City.
In January 2017, American Girl introduced Gabriela McBride™, the new Girl of the Year. American Girl will also introduce a new series of contemporary characters and stories in 2017. The first two new characters launched in February, which also included American Girl’s first boy doll. The third new character will debut in late April and will come to life by means of an Amazon Original Special. During the summer of 2017, American Girl will feature more personalized customization options within its Truly Me line, and add a new historical character from 1940's Hawaii.
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

Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys, games, and other products related to learning and development. Competition in the toy industry is based primarily on quality, play value, brands, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, hand-held and other games, puzzles, educational toys, technology-related products, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Hasbro, Jakks Pacific, Just Play Products, Lego, MGA Entertainment, Moose Toys, Spin Master, and VTech, many smaller toy companies, and manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Famosa, Giochi Preziosi, Hasbro, Lego, MGA Entertainment, Playmobil, Ravensburger, Simba, Spin Master, and VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture girls’ toys and with children’s book publishers and retailers.
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
Product Design and Development
Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue these activities effectively. See Item 1A “Risk Factors.” Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2016, 2015, and 2014, Mattel incurred expenses of $215.3 million, $217.8 million, and $209.5 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Part II, Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Supplemental Financial Information.”
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
During 2016, 2015, and 2014, Mattel incurred expenses of $634.9 million (11.6% of net sales), $717.9 million (12.6% of net sales), and $733.2 million (12.2% of net sales), respectively, for advertising and promotion.
Sales
Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates several small retail outlets, generally near or at its corporate headquarters and distribution centers as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. American Girl products and its children's publications are sold directly to consumers and select retailers nationwide. Mattel has 20 American Girl retail stores: American Girl Place in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl stores in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona, each of which features children’s products from the American Girl segment. Additionally, Mattel sells certain of its products online through websites of one or more of its subsidiaries.
During 2016, Mattel’s three largest customers (Wal-Mart at $1.1 billion, Toys “R” Us at $0.6 billion, and Target at $0.4 billion) accounted for approximately 39% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the US, none of which exceed 10% of net sales. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A “Risk Factors” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information.”
Licenses and Distribution Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.
Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Disney characters such as Star Wars, Mickey Mouse, Jake and the Never Land Pirates, Disney Planes™, CARS and Toy Story from Pixar, and certain Disney films and television properties), NBCUniversal Media, LLC (including the Fast & Furious and Jurassic World® franchises), Viacom International, Inc. relating to its Nickelodeon properties (including Dora the Explorer, Blaze and the Monster Machines, and SpongeBob SquarePants®), Warner Bros. Consumer Products (including Batman®, Superman®, Wonder Woman, Justice League, and DC Super Hero Girls), Microsoft (including Halo), Mojang (including Minecraft), and WWE Wrestling.
Royalty expense for 2016, 2015, and 2014 was $228.9 million, $264.6 million, and $242.4 million, respectively. See “Commitments” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies."
Mattel’s license agreement with Disney Enterprises, Inc. for the global rights to produce and sell toys based on Disney Princess® characters expired at the end of 2015 and was not renewed. Gross sales of Disney Princess products were $455.6 million in 2015. However, Mattel's license of CARS 3 and Toy Story 4 were renewed in 2016, with theatrical releases in 2017 and 2019, respectively.
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
Mattel customarily seeks trademark, copyright, and patent protection covering its products, and it owns or has applications pending for US and foreign trademarks, copyrights, and patents covering many of its products. Although a number of these trademarks, copyrights, and patents relate to product lines that are significant to Mattel’s business and operations, Mattel does not believe it is dependent on a single trademark, copyright or patent. Mattel believes its rights to these properties are adequately protected, but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.
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
Agreements to purchase inventory, services, and other items with terms extending through 2021 contain future minimum payments totaling approximately $445 million. Licensing and similar agreements with terms extending through 2021 and beyond contain provisions for future guaranteed minimum payments totaling approximately $392 million. Operating lease commitments with terms extending through 2021 and beyond contain future minimum obligations totaling approximately $620 million. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments” and Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies.”
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
Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s web-based products and services and other online and digital communications activity are or may be subject to US and foreign privacy-related regulations, including the US Children’s Online Privacy Protection Act of 1998 and the EU Data Protection Directive (Directive 95/46/EC) and related national regulations. Mattel believes that it is in substantial compliance with these laws and regulations.
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
Employees
The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. As of December 31, 2016, Mattel’s total number of employees was approximately 32,000.
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
Mattel’s business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences, particularly with children as the end users of Mattel’s products, are continuously changing. Significant, sudden shifts in demand are caused by “hit” toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.
High levels of competition and low barriers to entry make it difficult to achieve, maintain, or build upon the success of Mattel’s brands, products, and product lines.
Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with Mattel’s products. In addition, competition for access to entertainment properties could lessen Mattel’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. As a licensee of entertainment properties, Mattel has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy products industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products. If demand for Mattel’s brands, products and product lines is reduced as a result of these factors, Mattel’s results of operations may be adversely affected.
Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can negatively affect Mattel’s sales.
Successful movies and characters in children’s literature affect play preferences, and many products depend on media-based intellectual property licenses. Media-based licenses can cause a line of toys or other products to gain immediate success among children, parents, or families. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. In addition, certain developments in the entertainment industry, including labor strikes, could cause delay or interruption in the release of new movies and television programs and could adversely affect the sales of Mattel’s products based on such movies and television programs. Mattel responds to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis. If Mattel does not accurately anticipate trends in popular culture, movies, media, fashion, or technology, its products may not be accepted by children, parents, or families and Mattel’s revenues, profitability, and results of operations may be adversely affected.
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

Mattel’s business is highly seasonal and its operating results depend, in large part, on sales during the relatively brief traditional holiday season. Any events that disrupt Mattel’s business during its peak demand times could significantly, adversely, and disproportionately affect Mattel’s business.
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
In addition, as a result of the seasonal nature of Mattel’s business, Mattel may be significantly and adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as terrorist attacks, economic shocks, severe weather, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation, or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.
Mattel has significant customer concentration, so that economic difficulties or changes in the purchasing policies or patterns of its key customers could have a significant impact on Mattel’s business and operating results.
A small number of customers account for a large share of Mattel’s net sales. In 2016, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 39% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 49% of net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results. Furthermore, the bankruptcy or other lack of success of one or more of Mattel's significant retail customers could negatively impact Mattel's revenues and profitability.
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
Significant increases in the price of commodities, transportation, or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components, and finished products from Mattel’s vendors could negatively impact Mattel’s financial results.
Cost increases, whether resulting from rising costs of materials, transportation, services, labor, or compliance with existing or future regulatory requirements, could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products may not be sustainable and could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Additionally, as Mattel cannot guarantee the stability of its major suppliers, major suppliers may stop manufacturing components at any time with little or no notice. If Mattel is required to use alternative sources, it may be required to redesign some aspects of the affected products, which may involve delays and additional expense. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes, lockouts, an outbreak of a severe public health pandemic, severe weather, the occurrence or threat of wars or other conflicts, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product used in plastics), or otherwise, could negatively impact Mattel’s financial results.
Significant changes in currency exchange rates or the ability to transfer capital across borders could have a significant adverse effect on Mattel’s business and results of operations.
Mattel operates facilities and sells products in numerous countries outside the United States. During 2016, Mattel’s net sales to international customers comprised 41% of Mattel’s total consolidated net sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in US Dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan and Venezuelan bolivar fuerte, could have a significant adverse effect on Mattel’s business and results of operations.
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
Mattel expects an increasing portion of its net revenues to come from new and emerging markets, including China, India, and Russia. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which may be quite different from the US; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, quotas, or other protectionist measures.
Because of the importance of Mattel's new and emerging market net revenues, Mattel's business, financial condition and results of operations could be harmed if any of the risks described above are not properly managed, or if Mattel is otherwise unsuccessful in managing its new and emerging market business.

An increasing portion of Mattel's business may come from technologically advanced or sophisticated digital and smart technology products, which present additional challenges compared to more traditional toys and games.
Mattel expects that children will continue to be interested in product offerings incorporating sophisticated technology, such as video games, consumer electronics and social and digital media, at younger and younger ages. Mattel also expects that parents will seek to enhance child development and learning through digital technologies and analog and technology-based play.
In addition to the risks associated with Mattel’s more traditional products, sophisticated digital and smart technology products face certain additional risks. Costs associated with designing, developing and producing technologically advanced or sophisticated products tend to be higher than for many of Mattel’s more traditional products. Heavy competition in consumer electronics and entertainment products and difficult economic conditions may increase the risk of Mattel not achieving sales sufficient to recover the increased costs associated with these products. Designing, developing and producing sophisticated digital and smart technology products requires different competencies and may follow longer timelines than traditional toys and games, and any delays in the design, development or production of these products could have a significant impact on our ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the video games, consumer electronics and social and digital media areas is potentially even greater than for Mattel’s more traditional products. This pace of change means that the window in which a technologically advanced or sophisticated product can achieve and maintain consumer interest may be shorter than traditional toys and games. These products may also present data security and data privacy risks and be subject to certain laws, government policies or regulations not applicable to more traditional products, such as the US Children’s Online Privacy Protection Act of 1998 and the EU Data Protection Directive (Directive 95/46/EC) and related national regulations.
Failure to successfully implement new initiatives or meet product introduction schedules could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.
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
Mattel’s current operating procedures and product requirements, including testing requirements and standards, have imposed costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, have caused and in the future could cause further revisions in Mattel’s operating procedures and product requirements. Changes in Mattel’s operating procedures and product requirements may delay delivery of products and increase costs. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Mattel is not currently dependent on a single supplier or group of suppliers. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability, and labor shortages have caused a substantial contraction in the number of toy manufacturers in China, decreasing the number of potential vendors to manufacture Mattel’s products. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.
Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Mattel’s business is worldwide in scope, including operations in 40 countries and territories. Political instability, civil unrest, the deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the US and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status for China or Mexico could result in a substantial increase in the import duty of toys manufactured in these countries and imported into the US. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Disruptions in Mattel’s manufacturing operations due to political instability, civil unrest, or disease could negatively impact Mattel’s business, financial position, and results of operations.
Mattel owns, operates and manages manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia, Thailand, Canada, and Mexico. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of SARS have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. The design, development and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract SARS, avian flu or other communicable diseases, or otherwise are unable to fulfill their obligations to Mattel. While Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations, its business, financial position, and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.
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
Mattel’s future success depends partly on the continued contribution of key executives, designers, technical, sales, marketing, manufacturing, and other personnel. The loss of services of any of Mattel’s key personnel could harm Mattel’s business. Recruiting and retaining skilled personnel is costly and highly competitive. If Mattel fails to retain, hire, train, and integrate qualified employees and contractors, Mattel may not be able to maintain or expand its business.
Mattel may engage in acquisitions, mergers, dispositions, or other strategic transactions, which may affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. In addition, Mattel has certain anti-takeover provisions in its by-laws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.
Mattel regularly considers, and from time to time may engage in, discussions and negotiations regarding acquisitions, mergers, or dispositions or other strategic transactions that could affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to complete these transactions on terms acceptable to Mattel and to potential merger partners. There can also be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. Further, Mattel cannot be certain that key talented individuals at those acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its by-laws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.
Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have a material adverse impact on its business.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of our consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. We and our business partners and third-party service providers collect, process, store and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of our business partners’ technology and systems could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our operating results, result in regulatory enforcement, other litigation and potential liability for us, and otherwise harm our business. Mattel’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party provider, such measures cannot provide absolute security.
Mattel has exposure to similar security risks faced by other large companies that have data stored on their information technology systems. To its knowledge, Mattel has not experienced any material breach of its cybersecurity systems. If Mattel’s or its third-party service providers’ systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, Mattel could experience delays or decreases in product sales, and reduced efficiency of its operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose Mattel to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect its business, and cause it to incur significant losses and remediation costs.
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
Mattel maintains leased offices in Arkansas, California, Minnesota, and New York, and leased warehouse and distribution facilities in California and Texas, all of which are used by the North America segment. Mattel has leased retail and related office space in Chicago, Illinois, Los Angeles, California, and New York, New York for its American Girl Place stores, and in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona for its American Girl stores. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Panama, Peru, Poland, Portugal, Russia, South Africa, South Korea, Spain, Switzerland, Taiwan, Turkey, the United Kingdom, and Venezuela, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has office space and principal manufacturing facilities in China, which support both the North America and International segments.
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
See Part II, Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."

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
Holders of Record
As of February 10, 2017, Mattel had approximately 28,000 holders of record of its common stock.
Dividends
During 2016, 2015, and 2014, Mattel paid total dividends per share of $1.52, in each year, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Under US federal income tax rules, corporate dividends are designated as a dividend or a non-dividend distribution based on the applicable “earnings and profits” of the entity paying the dividend. Although Mattel has significant retained earnings, these earnings do not constitute “earnings and profits” as defined in US federal tax rules. Non-dividend distributions are considered a return of capital and are generally not taxable; however, the recipient must adjust his cost basis to reflect the distribution. In 2016, based on reasonable assumptions by Mattel, 100% of the distribution is a non-dividend distribution for US federal income tax purposes. Mattel expects more than 70% of its future dividends to be designated as a non-dividend distribution for US federal income tax purposes, assuming no changes to current business operations or current tax laws.
Recent Sales of Unregistered Securities
During the fourth quarter of 2016, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2016 and 2015, Mattel did not repurchase any shares of its common stock. During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million.
The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2016:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1—31	1,462	$31.60	—	$203,016,273
November 1—30	5,067	31.37	—	203,016,273
December 1—31	25,887	29.34	—	203,016,273
Total	32,416	$29.76	—	$203,016,273

(1)
The total number of shares purchased includes 32,416 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2016, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2011 and reinvestment of dividends.

	December 31,
Cumulative Total Return	2011	2012	2013	2014	2015	2016
Mattel, Inc.	$100.00	$136.81	$183.80	$124.76	$116.34	$123.63
S&P 500	100.00	115.98	153.51	174.47	176.88	197.98
S&P 500 Consumer Discretionary	100.00	123.90	177.24	194.38	214.03	226.92

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$5,456,650	$5,702,613	$6,023,819	$6,484,892	$6,420,881
Gross profit	2,554,391	2,806,358	3,001,022	3,478,883	3,409,197
% of net sales	46.8%	49.2%	49.8%	53.6%	53.1%
Operating income (a)	519,233	540,922	653,714	1,168,103	1,021,015
% of net sales	9.5%	9.5%	10.9%	18.0%	15.9%
Income before income taxes	409,742	463,915	586,910	1,099,128	945,045
Provision for income taxes (b)	91,720	94,499	88,036	195,184	168,581
Net income (a)	$318,022	$369,416	$498,874	$903,944	$776,464
Net Income Per Common Share—Basic (a)	$0.93	$1.08	$1.46	$2.61	$2.25
Net Income Per Common Share—Diluted (a)	$0.92	$1.08	$1.45	$2.58	$2.22
Dividends Declared Per Common Share	$1.52	$1.52	$1.52	$1.44	$1.24

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Financial Position:
Total assets	$6,493,794	$6,535,143	$6,721,983	$6,439,626	$6,526,785
Noncurrent liabilities	2,580,439	2,256,360	2,684,026	2,140,627	1,743,729
Stockholders’ equity	2,407,782	2,633,254	2,949,071	3,251,559	3,067,044

(a)
In 2012, a charge arising from the litigation between Mattel and MGA Entertainment, Inc. resulted in reductions to operating income and net income of $137.8 million and $87.1 million, respectively. This litigation charge also negatively impacted both basic and diluted net income per common share by $0.25 per share.

(b)
The provision for income taxes in 2016 was positively impacted by net tax benefits of $16.8 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of a new accounting pronouncement. The provision for income taxes in 2015 was positively impacted by net tax benefits of $19.1 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2014 was positively impacted by net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment® and MEGA Brands operations. The provision for income taxes in 2013 was positively impacted by net tax benefits of $32.2 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2012 was positively impacted by net tax benefits of $16.0 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 “Financial Statements and Supplementary Data.”
The following discussion also includes gross sales and currency exchange rate impact, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”), to supplement the financial results as reported in accordance with GAAP. Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measures” in this Annual Report on Form 10-K for a more detailed discussion, including a reconciliation of gross sales, a non-GAAP financial measure, to net sales, its most directly comparable GAAP financial measure.
Overview
Mattel is a creations company that inspires the wonder of childhood. Mattel’s objectives are to grow its share in the marketplace, continue to improve its operating margins, and create long-term stockholder value. To achieve these objectives, management has established the following strategies:
First, Mattel is focused on embracing brand building, creativity, and innovation, and management will put a premium on speed and personal accountability. Management is focused on putting Mattel back on track for growth and improved profitability.
Additionally, Mattel is organizing around the following five strategic priorities:
•Build powerful brand franchises;
•Establish Toy Box as the partner of choice;
•Develop unmatched commercial excellence;
•Drive continuous cost improvement; and
•Build emerging market leadership.
2016 Overview
Mattel’s 2016 results were negatively impacted by industry-wide challenges, including a significant US toy category slowdown in the holiday period, and increased foreign exchange headwinds. The slowdown in industry sales growth triggered elevated retail promotional activity and decreased shipping, which had a significant impact on gross margin. Despite this, Mattel experienced solid performance in its core brands and saw significant growth in key emerging markets such as China.
Mattel’s 2016 financial highlights include the following:
•Net sales in 2016 were $5.46 billion, a 4% decrease, as compared to 2015 net sales of $5.70 billion.
•Gross sales in 2016 were $6.07 billion, a 3% decrease, as compared to 2015 gross sales of $6.28 billion.

•	Gross margin in 2016 was 46.8%, a decrease of 240 basis points from 2015.

•	Operating income in 2016 was $519.2 million, as compared to operating income of $540.9 million in 2015.

•	Earnings per share in 2016 was $0.92, as compared to earnings per share of $1.08 in 2015.
2017 and Beyond
Mattel remains optimistic about performance in 2017 and beyond with a very strong licensed entertainment slate complemented by continuing key core brand momentum. In addition, Mattel believes its investments in emerging and developing markets, content partnerships, and innovation will support growth in the business.

Results of Operations
2016 Compared to 2015
Consolidated Results
Net sales for 2016 were $5.46 billion, a 4% decrease, as compared to $5.70 billion in 2015, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Net income for 2016 was $318.0 million, or $0.92 per diluted share, as compared to net income of $369.4 million, or $1.08 per diluted share, in 2015. Net income for 2016 was negatively impacted by lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.
The following table provides a summary of Mattel’s consolidated results for 2016 and 2015 (in millions, except percentage and basis point information):

	For the Year Ended				Year/Year Change
	December 31, 2016		December 31, 2015
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,456.7	100.0%	$5,702.6	100.0%	-4%	—
Gross profit	$2,554.4	46.8%	$2,806.4	49.2%	-9%	(240)
Advertising and promotion expenses	634.9	11.6	717.9	12.6	-12%	(100)
Other selling and administrative expenses	1,400.3	25.7	1,547.6	27.1	-10%	(140)
Operating income	519.2	9.5	540.9	9.5	-4%	—
Interest expense	95.1	1.7	85.3	1.5	12%	20
Interest (income)	(9.1)	-0.2	(7.2)	-0.1	26%	(10)
Other non-operating expense (income), net	23.5		(1.1)
Income before income taxes	$409.7	7.5%	$463.9	8.1%	-12%	(60)
Sales
Net sales for 2016 were $5.46 billion, a 4% decrease, as compared to $5.70 billion in 2015, with an unfavorable impact from changes in currency exchange rates of 2 percentage points.

The following table provides a summary of Mattel’s consolidated gross sales by brand results for 2016 and 2015:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$971.8	$905.9	7%	-2%
Other Girls	461.7	954.4	-52%	-5%
Wheels	885.1	831.3	6%	-5%
Entertainment	875.5	772.6	13%	-3%
	3,194.1	3,464.2	-8%	-3%
Fisher-Price Brands:
Core Fisher-Price	1,262.8	1,224.1	3%	-3%
Fisher-Price Friends	496.2	503.1	-1%	-5%
Other Fisher-Price	129.1	125.0	3%	-2%
	1,888.1	1,852.2	2%	-4%
American Girl Brands	570.8	572.0	—%	—%
Construction and Arts & Crafts Brands	377.6	351.7	7%	-8%
Other	43.1	43.5
Total Gross Sales	$6,073.7	$6,283.6	-3%	-3%
Sales Adjustments	(617.0)	(581.0)
Total Net Sales	$5,456.7	$5,702.6	-4%	-2%
Gross sales were $6.07 billion in 2016, a decrease of $209.9 million, or 3%, as compared to $6.28 billion in 2015, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. The decrease in gross sales was due to lower sales of Other Girls products, partially offset by higher sales of Entertainment products. Of the 52% decrease in Other Girls gross sales, 47% was due to lower sales of Disney Princess products. Of the 13% increase in Entertainment gross sales, 12% was due to higher sales of DC Comics products.
Cost of Sales
Cost of sales as a percentage of net sales was 53.2% in 2016, as compared to 50.8% in 2015. Cost of sales in 2016 was flat with 2015 at $2.90 billion, as compared to a 4% decrease in net sales. Within cost of sales, product and other costs increased by $52.4 million, or 2%, to $2.35 billion in 2016 from $2.30 billion in 2015; royalty expenses decreased $35.7 million, or 13%, to $228.9 million in 2016 from $264.6 million in 2015; and freight and logistics expenses decreased by $10.7 million, or 3%, to $322.7 million in 2016 from $333.4 million in 2015.
Gross Margin
Gross margin decreased to 46.8% in 2016 from 49.2% in 2015. The decrease in gross margin was primarily due to unfavorable foreign exchange, higher sales adjustments, and higher input costs, partially offset by strategic pricing and Funding Our Future savings.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 11.6% in 2016 from 12.6% in 2015, primarily as a result of lower media and non-media costs.

Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.40 billion, or 25.7% of net sales, in 2016, as compared to $1.55 billion, or 27.1% of net sales, in 2015. The decrease in other selling and administrative expenses was primarily due to Funding Our Future net savings of approximately $60 million, lower incentive and equity compensation of approximately $36 million, and lower severance and restructuring charges of approximately $32 million.
Other Non-Operating Expense (Income), Net
Other non-operating expense was $23.5 million in 2016, as compared to other non-operating income of $1.1 million in 2015. The increase in other non-operating expense was primarily due to the change in the remeasurement rate used by Mattel's Venezuelan subsidiary, which resulted in an unrealized foreign currency exchange loss of approximately $26 million, in the first quarter of 2016.
Provision for Income Taxes
Mattel’s provision for income taxes was $91.7 million in 2016, compared to $94.5 million in 2015. Mattel's effective tax rate on income before income taxes in 2016 was 22.4%, as compared to 20.4% in 2015. The 2016 income tax provision included net tax benefits of $16.8 million primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of a new accounting pronouncement. The 2015 income tax provision included net tax benefits of $19.1 million primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2016 and 2015:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$489.1	$433.9	13%	—%
Other Girls	219.6	443.9	-51%	-1%
Wheels	446.0	409.9	9%	—%
Entertainment	496.8	417.4	19%	—%
	1,651.5	1,705.1	-3%	—%
Fisher-Price Brands:
Core Fisher-Price	740.9	734.0	1%	—%
Fisher-Price Friends	249.5	263.6	-5%	—%
Other Fisher-Price	121.5	117.3	4%	—%
	1,111.9	1,114.9	—%	—%
Construction and Arts & Crafts Brands	253.4	245.4	3%	—%
Other	19.4	18.5
Total Gross Sales	$3,036.2	$3,083.9	-2%	-1%
Sales Adjustments	(198.4)	(192.8)
Total Net Sales	$2,837.8	$2,891.1	-2%	—%
Gross sales for the North America segment were $3.04 billion in 2016, a decrease of $47.7 million or 2%, as compared to $3.08 billion in 2015, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the North America segment gross sales was primarily due to lower sales of Other Girls products, partially offset by higher sales of Entertainment and Barbie products. Of the 51% decrease in Other Girls gross sales, 47% was due to lower sales of Disney Princess products. Of the 19% increase in Entertainment gross sales, 12% was due to higher sales of DC Comics products and 5% was due to initial sales of Fuhu® tablets. The 13% increase in Barbie gross sales was due to sales of the Fashionistas® and I Can Be® product lines, and the new younger girl product line, Barbie Dreamtopia, as well as licensing revenue recorded during the second quarter. Cost of sales decreased 2% in 2016, as compared to a 2% decrease in net sales, primarily due to lower product and other costs and lower royalty expenses. Gross margins in 2016 were flat with 2015.
North America segment income increased by 5% to $564.4 million in 2016, as compared to $538.2 million in 2015, primarily due to lower advertising and promotion expenses, partially offset by lower gross profit.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in 2016 versus 2015:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-8%	-6%
Europe	-9%	-6%
Latin America	-12%	-9%
Asia Pacific	—%	-3%

The following table provides a summary of percentage changes in gross sales within the International segment in 2016 versus 2015:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-6%	-7%
Europe	-7%	-7%
Latin America	-10%	-10%
Asia Pacific	3%	-2%
The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2016 and 2015:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$482.7	$472.0	2%	-5%
Other Girls	242.1	510.5	-53%	-8%
Wheels	439.1	421.4	4%	-8%
Entertainment	378.7	355.2	7%	-5%
	1,542.6	1,759.1	-12%	-6%
Fisher-Price Brands:
Core Fisher-Price	521.9	490.1	6%	-7%
Fisher-Price Friends	246.7	239.5	3%	-9%
Other Fisher-Price	7.6	7.7	-1%	-16%
	776.2	737.3	5%	-7%
American Girl Brands	2.5	—
Construction and Arts & Crafts Brands	124.0	106.3	17%	-20%
Other	2.3	0.8
Total Gross Sales	$2,447.6	$2,603.5	-6%	-7%
Sales Adjustments	(392.8)	(362.0)
Total Net Sales	$2,054.8	$2,241.5	-8%	-6%
Gross sales for the International segment were $2.45 billion in 2016, a decrease of $155.9 million or 6%, as compared to $2.60 billion in 2015, with an unfavorable impact from changes in currency exchange rates of 7 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Other Girls products, partially offset by higher sales of Construction and Arts & Crafts Brands products. Of the 53% decrease in Other Girls gross sales, 47% was due to lower sales of Disney Princess products. Of the 17% increase in Construction and Arts & Crafts gross sales, 14% was due to initial sales of Teenage Mutant Ninja Turtles MEGA BLOKS products. Cost of sales increased 4% in 2016, as compared to an 8% decrease in net sales, primarily due to higher product and other costs, partially offset by lower royalty expenses. Gross margins in 2016 decreased as a result of unfavorable foreign currency exchange rates, higher input costs, and higher sales adjustments, partially offset by strategic pricing and Funding Our Future savings.
International segment income decreased by 9% to $291.2 million in 2016, as compared to $321.1 million in 2015, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses and lower other selling and administrative expenses.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2016 and 2015:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$568.3	$572.0	-1%	-1%
Construction and Arts & Crafts Brands	0.2	—
Other	21.4	24.2	-12%	-1%
Total Gross Sales	$589.9	$596.2	-1%	—%
Sales Adjustments	(25.8)	(26.2)
Total Net Sales	$564.1	$570.0	-1%	—%
Gross sales for the American Girl segment were $589.9 million in 2016, a decrease of $6.3 million or 1%, as compared to $596.2 million in 2015. Cost of sales decreased 3% in 2016, as compared to a 1% decrease in net sales, primarily due to lower product and other costs and lower freight and logistics costs. Gross margins in 2016 increased as a result of higher licensing income and Funding Our Future savings.
American Girl segment income increased by 52% to $106.4 million in 2016, as compared to $69.9 million in 2015, primarily due to the new franchise licensing agreement to expand the brand into the Middle East, lower advertising and promotion expenses, and lower other selling and administrative expenses.
2015 Compared to 2014
Consolidated Results
Net sales for 2015 were $5.70 billion, a 5% decrease, as compared to $6.02 billion in 2014, with an unfavorable impact from changes in currency exchange rates of 7 percentage points. Net income for 2015 was $369.4 million, or $1.08 per diluted share, as compared to net income of $498.9 million, or $1.45 per diluted share, in 2014. Net income for 2015 was negatively impacted by unfavorable foreign exchange and lower gross profit, partially offset by Funding Our Future savings.
The following table provides a summary of Mattel’s consolidated results for 2015 and 2014 (in millions, except percentage and basis point information):

	For the Year Ended				Year/Year Change
	December 31, 2015		December 31, 2014
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$5,702.6	100.0%	$6,023.8	100.0%	-5%	—
Gross profit	$2,806.4	49.2%	$3,001.0	49.8%	-6%	–60
Advertising and promotion expenses	717.9	12.6	733.2	12.2	-2%	40
Other selling and administrative expenses	1,547.6	27.1	1,614.1	26.8	-4%	30
Operating income	540.9	9.5	653.7	10.9	-17%	–140
Interest expense	85.3	1.5	79.3	1.3	8%	20
Interest (income)	(7.2)	-0.1	(7.4)	-0.1	-2%	—
Other non-operating (income), net	(1.1)		(5.1)
Income before income taxes	$463.9	8.1%	$586.9	9.7%	-21%	–160
Sales
Net sales for 2015 were $5.70 billion, a 5% decrease, as compared to $6.02 billion in 2014, with an unfavorable impact from changes in currency exchange rates of 7 percentage points.

The following table provides a summary of Mattel’s consolidated gross sales by brand for 2015 and 2014:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2015	December 31, 2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$905.9	$1,009.5	-10%	-9%
Other Girls	954.4	1,293.5	-26%	-9%
Wheels	831.3	754.9	10%	-11%
Entertainment	772.6	839.3	-8%	-9%
	3,464.2	3,897.2	-11%	-9%
Fisher-Price Brands:
Core Fisher-Price	1,224.1	1,213.4	1%	-7%
Fisher-Price Friends	503.1	504.8	—%	-6%
Other Fisher-Price	125.0	124.4	—%	-2%
	1,852.2	1,842.6	1%	-6%
American Girl Brands	572.0	618.7	-8%	-1%
Construction and Arts & Crafts Brands	351.7	315.0
Other	43.5	44.9
Total Gross Sales	$6,283.6	$6,718.4	-6%	-7%
Sales Adjustments	(581.0)	(694.6)
Total Net Sales	$5,702.6	$6,023.8	-5%	-7%
Gross sales were $6.28 billion in 2015, a decrease of $434.8 million or 6%, compared to $6.72 billion in 2014, with an unfavorable impact from changes in currency exchange rates of 7 percentage points. The decrease in gross sales was primarily due to lower sales of Other Girls and Barbie products, partially offset by higher sales of Wheels. Of the 26% decrease in Other Girls gross sales, 19% was due to lower sales of Monster High products and 4% was due to lower sales of Disney Princess products. The 10% decrease in Barbie gross sales was due to continued inventory overhang in certain European markets and increased competition within the doll category in certain international markets. Of the 10% increase in Wheels gross sales, 10% was due to higher sales of Hot Wheels products.
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
Gross Margin
Gross margin decreased from 49.8% in 2014 to 49.2% in 2015. The decrease in gross margin was due to unfavorable foreign exchange, higher product-related costs, unfavorable product mix, and higher royalty expenses, partially offset by price increases and Funding Our Future savings.
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

Other Selling and Administrative Expenses
Other selling and administrative expenses decreased from $1.61 billion, or 26.8% of net sales, in 2014 to $1.55 billion, or 27.1% of net sales, in 2015. The decrease in other selling and administrative expenses was primarily due to Funding Our Future savings of approximately $70 million.
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
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2015 and 2014:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2015	December 31, 2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$433.9	$423.6	2%	-1%
Other Girls	443.9	563.1	-21%	—%
Wheels	409.9	337.9	21%	-1%
Entertainment	417.4	379.0	10%	-1%
	1,705.1	1,703.6	—%	-1%
Fisher-Price Brands:
Core Fisher-Price	734.0	682.5	8%	—%
Fisher-Price Friends	263.6	279.7	-6%	-1%
Other Fisher-Price	117.3	108.3	8%	-1%
	1,114.9	1,070.5	4%	-1%
Construction and Arts & Crafts Brands	245.4	220.5
Other	18.5	17.0
Total Gross Sales	$3,083.9	$3,011.6	2%	-1%
Sales Adjustments	(192.8)	(213.3)
Total Net Sales	$2,891.1	$2,798.3	3%	-1%
Gross sales for the North America segment were $3.08 billion in 2015, an increase of $72.3 million, or 2%, as compared to $3.01 billion in 2014, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The increase in the North America segment gross sales was primarily due to higher sales of Wheels and Entertainment products, partially offset by lower sales of Other Girls products. Of the 21% increase in Wheels gross sales, 20% was due to higher sales of Hot Wheels products. Of the 10% increase in Entertainment gross sales, 18% was due to initial sales of Minecraft products, 3% was due to higher sales of WWE Wrestling products, and 3% was due to initial sales of Dinotrux®, partially offset by lower sales of Disney Planes products of 14%. Of the 21% decrease in Other Girls gross sales, 10% was due to lower sales of Monster High products and 10% was due to lower sales of Disney Princess products. Cost of sales increased 2% in 2015, compared to a 3% increase in net sales, primarily due to higher product and other costs, higher freight and logistics expenses, and higher royalty expenses, partially offset by Funding Our Future savings. Gross margins increased due to Funding Our Future savings.

North America segment income increased 17% to $538.2 million in 2015, as compared to $459.8 million in 2014, due to higher gross profit and lower other selling and administrative expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in 2015 versus 2014:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-14%	-16%
Europe	-17%	-15%
Latin America	-19%	-21%
Asia Pacific	8%	-8%
The following table provides a summary of percentage changes in gross sales within the International segment in 2015 versus 2014:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-15%	-16%
Europe	-18%	-15%
Latin America	-22%	-21%
Asia Pacific	8%	-8%
The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2015 and 2014:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2015	December 31, 2014
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$472.0	$585.9	-19%	-15%
Other Girls	510.5	730.4	-30%	-15%
Wheels	421.4	417.0	1%	-19%
Entertainment	355.2	460.3	-23%	-16%
	1,759.1	2,193.6	-20%	-16%
Fisher-Price Brands:
Core Fisher-Price	490.1	530.9	-8%	-14%
Fisher-Price Friends	239.5	225.1	6%	-12%
Other Fisher-Price	7.7	16.1	-52%	-12%
	737.3	772.1	-4%	-13%
Construction and Arts & Crafts Brands	106.3	94.5
Other	0.8	1.3
Total Gross Sales	$2,603.5	$3,061.5	-15%	-16%
Sales Adjustments	(362.0)	(460.3)
Total Net Sales	$2,241.5	$2,601.2	-14%	-16%

Gross sales for the International segment were $2.60 billion in 2015, a decrease of $458.0 million, or 15%, as compared to $3.06 billion in 2014, with an unfavorable impact from changes in currency exchange rates of 16 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Other Girls, Entertainment, and Barbie products. Of the 30% decrease in Other Girls gross sales, 27% was due to lower sales of Monster High products. Of the 23% decrease in Entertainment gross sales, 12% was due to lower sales of Disney Planes products and 7% was due to lower sales of Max Steel products. The 19% decrease in Barbie gross sales was due to continued inventory overhang in certain European markets and increased competition within the doll category in certain international markets. Cost of sales decreased 18% in 2015, as compared to a 14% decrease in net sales, primarily due to Funding Our Future savings and lower freight and logistics expenses, partially offset by higher product and other costs. Gross margins increased due to Funding Our Future savings.
International segment income decreased 11% to $321.1 million in 2015, as compared to $359.9 million in 2014, primarily due to lower gross profit, partially offset by lower other selling and administrative expenses and lower advertising and promotion expenses.
American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2015 and 2014:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2015	December 31, 2014
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$572.0	$618.7	-8%	-1%
Other	24.2	26.6	-9%	-11%
Total Gross Sales	$596.2	$645.3	-8%	-1%
Sales Adjustments	(26.2)	(21.0)
Total Net Sales	$570.0	$624.3	-9%	-1%
Gross sales for the American Girl segment were $596.2 million in 2015, a decrease of $49.1 million, or 8%, as compared to $645.3 million in 2014, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Cost of sales decreased 6% in 2015, as compared to a 9% decrease in net sales, primarily due to lower product and other costs. Gross margins decreased due to higher product-related costs, partially offset by Funding Our Future savings.
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
During 2015, Mattel initiated the next phase of its cost savings program, Funding Our Future, which targeted additional cumulative gross cost savings of approximately $250 million to $300 million by the end of 2016. Mattel achieved cumulative gross cost savings of approximately $295 million, which was at the high end of its Funding Our Future goal. The cost savings program was designed to generate cost savings through various initiatives, including structural and process improvements and supply chain optimization.
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

During 2016, Mattel realized gross cost savings before severance charges and investments of approximately $142 million (or approximately $123 million in net cost savings). Of the gross cost savings realized in 2016, approximately $74 million was reflected within gross profit, approximately $60 million within other selling and administrative expenses, and approximately $8 million within advertising and promotion expenses.
Income Taxes
Mattel’s effective tax rate on income before income taxes in 2016 was 22.4%, as compared to 20.4% in 2015. The 2016 income tax provision included net tax benefits of $16.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of a new accounting pronouncement.
Mattel’s effective tax rate on income before income taxes in 2015 and 2014 was 20.4% and 15.0%, respectively. The 2015 income tax provision included net tax benefits of $19.1 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
The 2014 income tax provision included net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations.
In the first quarter of 2016, Mattel retrospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which generally simplifies the classification of all deferred tax assets and liabilities, along with any related valuation allowance, into noncurrent amounts on the balance sheet. As of December 31, 2015, prepaid expenses and other current assets decreased by $195.8 million, other noncurrent assets increased by $193.6 million, and other noncurrent liabilities decreased by $2.2 million from the previously reported amounts.
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
Of Mattel’s $869.5 million in cash and equivalents as of December 31, 2016, approximately $683 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of December 31, 2016, Mattel had available incremental borrowing resources totaling $1.46 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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
Operating Activities
Cash flows from operating activities were $594.5 million during 2016, as compared to $734.6 million during 2015 and $888.6 million during 2014. The decrease in cash flows from operating activities in 2016 from 2015 was primarily due to higher working capital usage and lower net income. The decrease in cash flows from operating activities in 2015 from 2014 was primarily due to higher working capital usage and lower net income.
Investing Activities
Cash flows used for investing activities were $311.9 million during 2016, as compared to $282.5 million during 2015 and $708.6 million during 2014. The increase in cash flows used for investing activities in 2016 from 2015 was primarily due to the acquisition of Fuhu and Sproutling in 2016. The decrease in cash flows used for investing activities in 2015 from 2014 was primarily due to the acquisition of MEGA Brands in 2014.

Financing Activities
Cash flows used for financing activities were $281.5 million during 2016, as compared to $500.2 million during 2015 and $227.3 million during 2014. The decrease in cash flows used for financing activities in 2016 from 2015 was primarily due to the $350.0 million issuance of senior notes in the third quarter of 2016 and higher short-term borrowings, partially offset by the $300.0 million repayment of maturing senior notes in the fourth quarter of 2016. The increase in cash flows used for financing activities in 2015 from 2014 was primarily due to prior year net proceeds from long-term borrowings and lower proceeds from stock option exercises, partially offset by lower share repurchases.
During 2016 and 2015, Mattel did not repurchase any shares of its common stock. During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2016, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2016, 2015, and 2014, Mattel paid total dividends per share of $1.52, in each year, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. Dividend payments were $518.5 million, $515.1 million, and $514.8 million in 2016, 2015, and 2014, respectively.
Seasonal Financing
See Item 8 “Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt.”
Financial Position
Mattel’s cash and equivalents decreased $23.3 million to $869.5 million at December 31, 2016, as compared to $892.8 million at December 31, 2015. The decrease was primarily due to dividend payments, purchases of tools, dies, and molds and other property, plant, and equipment, and the acquisition of Fuhu and Sproutling, partially offset by cash flows from operating activities and net proceeds from short-term borrowings and long-term debt.
Accounts receivable decreased $29.9 million to $1.12 billion at December 31, 2016, as compared to $1.15 billion at December 31, 2015. Inventory increased $26.3 million to $613.8 million at December 31, 2016, as compared to $587.5 million at December 31, 2015. The decrease in accounts receivable was primarily due to accelerated customer payments, partially offset by higher American Girl receivables as a result of external distribution and a shift in sales to countries with longer payment terms. The increase in inventory was primarily due to higher inventory to meet expected future demands and higher American Girl production for external distribution.
Accounts payable and accrued liabilities decreased $16.2 million to $1.29 billion at December 31, 2016, as compared to $1.31 billion at December 31, 2015. The decrease was primarily due to lower incentive compensation, accrued severance, and royalties, partially offset by tight management of vendor disbursements.
As of December 31, 2016, Mattel had short-term borrowings outstanding of $192.2 million, including $47.2 million of foreign short-term borrowings and $145.0 million of domestic short-term borrowings, which was $175.3 million higher than December 31, 2015.

A summary of Mattel’s capitalization is as follows:

	December 31, 2016		December 31, 2015
	(In millions, except percentage information)
2010 Senior Notes	$500.0	10%	$500.0	10%
2011 Senior Notes	300.0	6	300.0	6
2013 Senior Notes	500.0	10	500.0	10
2014 Senior Notes	500.0	10	500.0	10
2016 Senior Notes	350.0	7	—	—
Debt issuance costs	(15.7)	—	(15.3)	—
Total noncurrent long-term debt	2,134.3	43	1,784.7	36
Other noncurrent liabilities	446.1	9	471.6	10
Stockholders’ equity	2,407.8	48	2,633.3	54
	$4,988.2	100%	$4,889.6	100%
Noncurrent long-term debt increased by approximately $350 million from December 31, 2015 to $2.13 billion at December 31, 2016, primarily due to issuance of $350.0 million aggregate principal amount of 2.35% senior unsecured notes due August 15, 2021 ("2016 Senior Notes").
Stockholders’ equity decreased $225.5 million from December 31, 2015 to $2.41 billion at December 31, 2016, primarily due to dividend payments and currency translation adjustments, partially offset by net income.
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 44.4% at December 31, 2015 to 49.1% at December 31, 2016 as a result of higher short-term borrowings and lower stockholders’ equity.
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

The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2017	2018	2019	2020	2021	Thereafter
	(In millions)
Long-term debt	$2,150.0	$—	$250.0	$500.0	$250.0	$350.0	$800.0
Interest on long-term debt	934.6	74.8	71.5	62.9	56.1	44.9	624.4
Capital leases*	0.9	0.3	0.3	0.3	—	—	—
Operating leases	620.3	110.1	94.4	78.1	69.7	62.3	205.7
Minimum guarantees under licensing and similar agreements	392.5	105.6	123.1	91.8	58.0	9.4	4.6
Defined benefit and postretirement benefit plans	414.7	56.8	40.4	40.6	40.5	40.1	196.3
Purchases of inventory, services, and other	444.5	409.3	21.9	12.2	1.1	—	—
Total	$4,957.5	$756.9	$601.6	$785.9	$475.4	$506.7	$1,831.0

*	Represents total obligation, including imputed interest of $0.1 million.
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
Subsequent Event
On January 25, 2017, Mattel announced that its Board of Directors declared a first quarter dividend of $0.38 per common share. The dividend is payable on March 3, 2017 to stockholders of record on February 16, 2017.
Litigation
The content of Item 8 “Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation” is hereby incorporated by reference in this Item 7.
Effects of Inflation
Inflation rates in the US and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2016, 2015, or 2014. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.
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
A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2016, Mattel’s three largest customers, Wal-Mart, Toys “R” Us, and Target, in the aggregate, accounted for approximately 39% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 49% of net sales. As of December 31, 2016, Mattel’s three largest customers accounted for approximately 35% of net accounts receivable, and its ten largest customers accounted for approximately 44% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.
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

The following table summarizes Mattel’s allowance for doubtful accounts:

	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions, except percentage information)
Allowance for doubtful accounts	$21.4	$24.4	$26.3
As a percentage of total accounts receivable	1.4%	1.6%	1.7%
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
Mattel believes that its allowance for doubtful accounts at December 31, 2016 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.
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
The following table summarizes Mattel’s obsolescence reserve:

	December 31, 2016	December 31, 2015	December 31, 2014
	(In millions, except percentage information)
Allowance for obsolescence	$36.8	$45.7	$46.9
As a percentage of total inventory	5.5%	7.2%	7.7%
Management believes that its allowance for obsolescence at December 31, 2016 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.
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

During the third quarter of 2016, Mattel assessed its goodwill for impairment by performing the quantitative two-step goodwill impairment test. Mattel determined that its goodwill was not impaired since, for each of the reporting units, the fair value of the reporting unit exceeded its carrying value.
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
During the third quarter of 2016, Mattel performed the annual impairment test for the remaining nonamortizable intangible assets as required and determined that its remaining nonamortizable intangible assets were not impaired as the fair values of the nonamortizable intangible assets exceeded their carrying values. Mattel also considered events and circumstances subsequent to these impairment tests in concluding there was no impairment as of December 31, 2016.
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross revenue in the period the related revenue is recognized. Sales adjustments for such programs totaled $617.0 million, $581.0 million, and $694.6 million during 2016, 2015, and 2014, respectively.
The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs as of December 31, 2016 are adequate and proper.
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

At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2016, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 3.9%, as compared to 4.2% and 3.8% as of December 31, 2015 and 2014, respectively. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 4.2% to 3.9% would result in a decrease in benefit plan expense during 2017 of $0.3 million.
As a result of the curtailment of Mattel's domestic defined benefit pension plans, the rate of future compensation increase was not applicable for the 2016 benefit obligation and net periodic pension cost calculations. The rate of future compensation increases used by Mattel for the benefit obligation and the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2015 and 2014, based on plan demographics. This assumption is reviewed annually based on historical salary increases for participants in the defined benefit pension plans and impacts the service and interest cost components of plan income or expense.
The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return used in determining plan expense for its domestic defined benefit pension plans was 6.5% in 2016, as compared to 7.5% during the first half of 2015 and revised to 6.8% for the second half of 2015, and 8.0% in 2014. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2017 of $3.4 million.
The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 8.3% in 2016 to 4.5% in 2024, with rates assumed to stabilize in 2023 for participants younger than age 65 and 2024 for participants age 65 and older, were used in determining plan expense for 2016. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2016, Mattel maintained the health care cost trend rates for its other postretirement benefit plan obligation at 7.0% for participants younger than age 65 and 7.8% for participants age 65 and older. For participants younger than age 65, the cost trend rates are estimated to reduce to 4.5% by 2024, with rates assumed to stabilize in 2024. For participants age 65 and older, the cost trend rates are estimated to reduce to 4.5% by 2024, with rates assumed to stabilize in 2024. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would result in an increase in benefit plan expense during 2017 of $0.1 million.
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2016 by $2.1 million and $(1.9) million, respectively, and the service and interest cost recognized for 2016 by $0.1 million and $(0.1) million, respectively.
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

The weighted average grant date fair value of options granted during 2016, 2015, and 2014 was $4.09, $1.97, and $4.57, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2016	2015	2014
Expected life (in years)	5.0	4.9	4.9
Risk-free interest rate	1.1%	1.5%	1.6%
Volatility factor	25.3%	23.1%	23.7%
Dividend yield	4.7%	6.5%	4.3%
The following tables summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	1 year	1.5
Risk-free interest rate	1%	10.7
Volatility factor	1%	5.6
Dividend yield	1%	(14.4)

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value (in % pts)
Expected life (in years)	(1) year	(3.2)
Risk-free interest rate	(1)%	(10.0)
Volatility factor	(1)%	(5.6)
Dividend yield	(1)%	16.3
Mattel recognized compensation expense of $10.5 million, $15.2 million, and $12.5 million for stock options during 2016, 2015, and 2014, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units (“RSUs”), including performance-based restricted stock units (“Performance RSUs”), was $43.4 million, $41.5 million, and $39.5 million in 2016, 2015, and 2014, respectively, and is also included within other selling and administrative expenses. As of December 31, 2016, total unrecognized compensation cost related to unvested share-based payments totaled $85.1 million and is expected to be recognized over a weighted-average period of 2.0 years.
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
Mattel’s effective tax rate on income before income taxes in 2016 was 22.4%, as compared to 20.4% in 2015. The income tax provision included net tax benefits of $16.8 million, $19.1 million, and $42.6 million in 2016, 2015, and 2014, respectively. The 2016 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of a new accounting pronouncement. The 2015 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The 2014 net tax benefits primarily related to the reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations.
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
New Accounting Pronouncements
See Item 8 “Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies.”
Non-GAAP Financial Measures
To supplement the financial results presented in accordance with GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. Mattel uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance, and each is discussed in detail below. These measures are not, and should not be viewed as, substitutes for GAAP financial measures and may not be comparable to similarly-titled measures by other companies.
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
Gross Sales
Gross sales represent sales to customers, excluding the impact of sales adjustments. Net sales, as reported, include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a metric for comparing its aggregate, brand, and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the details of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with brands or individual products, making net sales less meaningful. Because sales adjustments are not allocated to individual products, net sales are only presented on a consolidated and segment basis and not on a brand level.

A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Net sales	$5,456.7	$5,702.6	-4%	-2%
Sales adjustments	617.0	581.0
Gross sales	$6,073.7	$6,283.6	-3%	-3%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Net sales	$2,837.8	$2,891.1	-2%	—%
Sales adjustments	198.4	192.8
Gross sales	$3,036.2	$3,083.9	-2%	-1%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Net sales	$2,054.8	$2,241.5	-8%	-6%
Sales adjustments	392.8	362.0
Gross sales	$2,447.6	$2,603.5	-6%	-7%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Net Sales	$564.1	$570.0	-1%	—%
Sales adjustments	25.8	26.2
Gross Sales	$589.9	$596.2	-1%	—%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Brazilian real, Russian ruble, Indonesian rupiah, and Malaysian ringgit were the primary transactions that caused foreign currency transaction exposure for Mattel during 2016, 2015, and 2014. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2016 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Mexican peso, Euro, and Brazilian real.
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
Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2016 are shown below. All contracts in the following table are against the US dollar and are maintained by reporting units with a US dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with an Indonesian rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of US dollars, except for rates)
Australian dollar*	$34,773	0.75	$(1,369)	$42,322	0.74	$1,655
Brazilian real	—	—	—	9,134	3.41	(116)
British pound sterling*	56,951	1.25	(1,158)	—	—	—
Canadian dollar*	—	—	—	83,058	0.76	1,873
Czech koruna	904	25.33	(16)	—	—	—
Danish krone	2,370	6.99	(39)	—	—	—
Euro*	230,739	1.06	(3,174)	360,948	1.12	19,492
Hungarian forint	3,703	295.48	4	—	—	—
Indonesian rupiah	65,440	13,841.69	(191)	—	—	—
Japanese yen	—	—	—	4,828	115.09	103
Mexican peso	101,092	20.77	278	35,078	20.05	1,292
New Zealand dollar*	18,289	0.72	(682)	—	—	—
Polish zloty	10,363	4.17	(101)	—	—	—
Russian ruble	24,893	60.94	189	—	—	—
Singapore dollar	8,417	1.43	(144)	—	—	—
Swiss franc	30,907	1.01	(370)	—	—	—
Turkish lira	2,459	3.52	(17)	—	—	—
	$591,300		$(6,790)	$535,368		$24,299
* The weighted average contract rate for these contracts is quoted in US dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2016. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2016. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the US dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2016, these contracts had a contract amount of $66.5 million and a fair value of $(0.7) million.
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its income before income taxes would have decreased by approximately $7 million in 2016, decreased by approximately $6 million in 2015, and increased by approximately $32 million in 2014.
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
During February 2015, the Venezuelan government announced the launch of a new three-tiered currency exchange platform, which included a new exchange system called the Marginal Currency System (“SIMADI”). The first tier was used for food, medicine, agriculture, and other essential goods and used an official exchange rate of 6.30 BsF per US dollar. The second tier was a merger of the SICAD 1 and SICAD 2 systems, which held periodic auctions for entities in specific sectors. The third tier was the new SIMADI system, which was intended to be a market-driven exchange that allowed for legal trading of foreign currency based on supply and demand.
During March 2016, the Venezuelan government further revised its currency exchange platform to a dual system. The SICAD rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate, which was fixed at 10.00 BsF per US dollar. The existing SIMADI rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. The DIPRO rate is used for essential imports, such as food and medicine, whereas the DICOM rate is used for all other transactions. During the first quarter of 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. The change in the remeasurement rate resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating income (expense), net in the consolidated statement of operations in the first quarter of 2016.
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales for the year ended December 31, 2016 and had approximately $1 million of net monetary assets denominated in BsF as of December 31, 2016. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $71 million.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales for the year ended December 31, 2016.

Item 8.	Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Margaret H. Georgiadis, its principal executive officer, and Kevin M. Farr, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The scope of management’s evaluation of the effectiveness of internal control over financial reporting does not include any internal controls of Sproutling, Inc. ("Sproutling") and Fuhu, Inc. ("Fuhu"), which were acquired in January 2016. This exclusion is in accordance with the SEC’s general guidance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Sprouting and Fuhu, excluding acquired intangible assets, represented less than 1% of Mattel’s total assets as of December 31, 2016 and less than 1% of Mattel’s total net sales for the year ended December 31, 2016. Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Mattel, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mattel, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2016.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Sproutling, Inc. and Fuhu, Inc. from its assessment of internal control over financial reporting as of December 31, 2016 because Sproutling, Inc. and Fuhu, Inc. were acquired by the Company in purchase business combinations during 2016. We have also excluded Sproutling, Inc. and Fuhu, Inc. from our audit of internal control over financial reporting. Sproutling, Inc. and Fuhu, Inc. are wholly-owned subsidiaries whose total assets and total revenues collectively represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 23, 2017

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$869,531	$892,814
Accounts receivable, net of allowances of $21.4 million and $24.4 million in 2016 and 2015, respectively	1,115,217	1,145,099
Inventories	613,798	587,521
Prepaid expenses and other current assets	341,518	375,625
Total current assets	2,940,064	3,001,059
Noncurrent Assets
Property, plant, and equipment, net	773,965	741,147
Goodwill	1,387,628	1,384,520
Other noncurrent assets	1,392,137	1,408,417
Total Assets	$6,493,794	$6,535,143
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$192,168	$16,914
Current portion of long-term debt	—	300,000
Accounts payable	664,857	651,681
Accrued liabilities	628,826	658,182
Income taxes payable	19,722	18,752
Total current liabilities	1,505,573	1,645,529
Noncurrent Liabilities
Long-term debt	2,134,271	1,784,721
Other noncurrent liabilities	446,168	471,639
Total noncurrent liabilities	2,580,439	2,256,360
Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,790,832	1,789,870
Treasury stock at cost: 99.0 million shares and 101.7 million shares in 2016 and 2015, respectively	(2,426,749)	(2,494,901)
Retained earnings	3,545,359	3,745,815
Accumulated other comprehensive loss	(943,029)	(848,899)
Total stockholders’ equity	2,407,782	2,633,254
Total Liabilities and Stockholders’ Equity	$6,493,794	$6,535,143
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands, except per share amounts)
Net Sales	$5,456,650	$5,702,613	$6,023,819
Cost of sales	2,902,259	2,896,255	3,022,797
Gross Profit	2,554,391	2,806,358	3,001,022
Advertising and promotion expenses	634,947	717,852	733,243
Other selling and administrative expenses	1,400,211	1,547,584	1,614,065
Operating Income	519,233	540,922	653,714
Interest expense	95,118	85,270	79,271
Interest (income)	(9,144)	(7,230)	(7,382)
Other non-operating expense (income), net	23,517	(1,033)	(5,085)
Income Before Income Taxes	409,742	463,915	586,910
Provision for income taxes	91,720	94,499	88,036
Net Income	$318,022	$369,416	$498,874
Net Income Per Common Share—Basic	$0.93	$1.08	$1.46
Weighted average number of common shares	341,480	339,172	339,016
Net Income Per Common Share—Diluted	$0.92	$1.08	$1.45
Weighted average number of common and potential common shares	344,233	339,748	340,768
Dividends Declared Per Common Share	$1.52	$1.52	$1.52
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Net Income	$318,022	$369,416	$498,874
Other Comprehensive (Loss), Net of Tax:
Currency translation adjustments	(101,539)	(213,797)	(189,666)
Defined benefit pension plan adjustments	2,154	1,649	(29,561)
Net unrealized gains on available-for-sale security	3,149	—	—
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains	18,733	37,926	39,931
Reclassification adjustment for realized (gains) losses included in net income	(16,627)	(52,588)	883
	2,106	(14,662)	40,814
Other Comprehensive (Loss), Net of Tax	(94,130)	(226,810)	(178,413)
Comprehensive Income	$223,892	$142,606	$320,461
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Cash Flows From Operating Activities:
Net income	$318,022	$369,416	$498,874
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	235,797	233,025	207,701
Amortization	26,543	32,402	41,000
Deferred income taxes	1,236	4,133	8,142
Share-based compensation	53,950	56,691	51,993
Decrease (increase) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(24,033)	(136,259)	90,285
Inventories	(37,195)	(74,262)	43,392
Prepaid expenses and other current assets	34,754	(36,865)	(25,319)
Accounts payable, accrued liabilities, and income taxes payable	9,006	248,047	(34,653)
Other, net	(23,571)	38,229	7,149
Net cash flows from operating activities	594,509	734,557	888,564
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(140,124)	(142,363)	(147,236)
Purchases of other property, plant, and equipment	(122,069)	(111,818)	(113,221)
Payments for acquisition, net of cash acquired	(33,154)	—	(423,309)
Payments for foreign currency forward exchange contracts	(6,103)	(61,509)	(19,933)
Other, net	(10,460)	33,195	(4,853)
Net cash flows used for investing activities	(311,910)	(282,495)	(708,552)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(83,914)	—	(4,278)
Proceeds from short-term borrowings, net	259,168	16,914	—
Payments of long-term borrowings	(300,000)	—	(44,587)
Proceeds from long-term borrowings, net	350,000	—	495,459
Share repurchases	—	—	(177,162)
Payment of dividends on common stock	(518,529)	(515,073)	(514,813)
Proceeds from exercise of stock options	34,065	14,995	43,299
Other, net	(22,261)	(17,058)	(25,237)
Net cash flows used for financing activities	(281,471)	(500,222)	(227,319)
Effect of Currency Exchange Rate Changes on Cash	(24,411)	(30,676)	(20,259)
Decrease in Cash and Equivalents	(23,283)	(78,836)	(67,566)
Cash and Equivalents at Beginning of Year	892,814	971,650	1,039,216
Cash and Equivalents at End of Year	$869,531	$892,814	$971,650
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$113,022	$120,232	$141,964
Interest	84,763	83,005	79,122
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2013	$441,369	$1,784,445	$(2,448,701)	$3,918,122	$(443,676)	$3,251,559
Net income				498,874		498,874
Other comprehensive loss, net of tax					(178,413)	(178,413)
Purchase of treasury stock			(177,162)			(177,162)
Issuance of treasury stock for stock option exercises		(4,053)	46,323			42,270
Issuance of treasury stock for restricted stock units vesting		(87,827)	45,302			(42,525)
Deferred compensation			672	(543)		129
Share-based compensation		51,993				51,993
Tax benefits from share-based payment arrangements		21,187				21,187
Dividend equivalents for restricted stock units		1,351		(5,379)		(4,028)
Dividends				(514,813)		(514,813)
Balance, December 31, 2014	441,369	1,767,096	(2,533,566)	3,896,261	(622,089)	2,949,071
Net income				369,416		369,416
Other comprehensive loss, net of tax					(226,810)	(226,810)
Issuance of treasury stock for stock option exercises		(3,822)	18,820			14,998
Issuance of treasury stock for restricted stock units vesting		(28,425)	19,345			(9,080)
Deferred compensation			500	(500)		—
Share-based compensation		56,691				56,691
Tax deficiencies from share-based payment arrangements		(2,780)				(2,780)
Dividend equivalents for restricted stock units		1,110		(4,289)		(3,179)
Dividends				(515,073)		(515,073)
Balance, December 31, 2015	441,369	1,789,870	(2,494,901)	3,745,815	(848,899)	2,633,254
Net income				318,022		318,022
Other comprehensive loss, net of tax					(94,130)	(94,130)
Issuance of treasury stock for stock option exercises		(3,854)	37,909			34,055
Issuance of treasury stock for restricted stock units vesting		(47,516)	29,668			(17,848)
Deferred compensation		385	575	(575)		385
Share-based compensation		53,950				53,950
Dividend equivalents for restricted stock units		(2,003)		626		(1,377)
Dividends				(518,529)		(518,529)
Balance, December 31, 2016	$441,369	$1,790,832	$(2,426,749)	$3,545,359	$(943,029)	$2,407,782
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
Foreign Currency Translation Exposure
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2016 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Mexican peso, Euro, and Brazilian real.
Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statement of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statement of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Brazilian real, Russian ruble, and Indonesian rupiah were the primary transactions that caused foreign currency transaction exposure for Mattel in 2016.
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
Mattel determines the fair value of RSUs based on the closing market price of Mattel’s common stock on the date of grant, adjusted by the present value of the expected dividend for RSUs that are not entitled to a dividend during the vest period.

In the fourth quarter of 2016, Mattel early adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for public entities. The new standard requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. Upon adoption, Mattel recognized $4.3 million in discrete tax benefits related to share-based payment accounting, which is more fully described in "Note 3 to the Consolidated Financial Statements—Income Taxes". Mattel also elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis, and as a result, prior periods were not retroactively adjusted. Excess tax benefits (deficits) in 2016 are classified as an operating activity in the statements of cash flows.
Prior to the adoption of ASU 2016-09, the tax effect of deductions in excess of compensation cost (“windfalls”) related to the exercise of nonqualified stock options and vesting of other share-based compensation awards were recorded in equity and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previously recognized windfalls.
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
During February 2015, the Venezuelan government announced the launch of a new three-tiered currency exchange platform, which included a new exchange system called the Marginal Currency System (“SIMADI”). The first tier was used for food, medicine, agriculture, and other essential goods and used an official exchange rate of 6.30 BsF per US dollar. The second tier was a merger of the SICAD 1 and SICAD 2 systems, which held periodic auctions for entities in specific sectors. The third tier was the new SIMADI system, which was intended to be a market-driven exchange that allowed for legal trading of foreign currency based on supply and demand.
During March 2016, the Venezuelan government further revised its currency exchange platform to a dual system. The SICAD rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate, which was fixed at 10.00 BsF per US dollar. The existing SIMADI rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. The DIPRO rate is used for essential imports, such as food and medicine, whereas the DICOM rate is used for all other transactions. During the first quarter of 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. The change in the remeasurement rate resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating income (expense), net in the consolidated statement of operations in the first quarter of 2016.

Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales for the year ended December 31, 2016 and had approximately $1 million of net monetary assets denominated in BsF as of December 31, 2016. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $71 million.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales for the year ended December 31, 2016.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, and ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which clarifies guidance on assessing collectibility, presenting sales taxes and other similar taxes collected from customers, measuring noncash consideration, and certain transition matters. Mattel is currently evaluating the impact of the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 on its operating results and financial position.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires an entity that uses first-in, first-out or average cost to measure its inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. Mattel does not expect the adoption of ASU 2015-11 to have a material effect on its operating results or financial position.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. ASU 2016-02 will be effective for interim and annual reporting periods beginning after December 15, 2018. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 will be effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2016-15 on its operating results and financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2016-16 on its operating results and financial position.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and refines the definition of the term output. ASU 2017-01 will be effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2017-01 on its operating results and financial position.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. ASU 2017-04 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early application is permitted after January 1, 2017. Mattel is currently evaluating the impact of the adoption of ASU 2017-04 on its operating results and financial position.
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
The change in the carrying amount of goodwill by operating segment for 2016 and 2015 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2014	$720,939	$458,766	$213,220	$1,392,925
Currency exchange rate impact	(1,940)	(5,887)	(578)	(8,405)
Balance at December 31, 2015	718,999	452,879	212,642	1,384,520
Acquisition	15,078	8,572	—	23,650
Currency exchange rate impact	(3,938)	(16,443)	(161)	(20,542)
Balance at December 31, 2016	$730,139	$445,008	$212,481	$1,387,628
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
Mattel finalized the valuation of the assets acquired and liabilities assumed in the fourth quarter of 2016, which resulted in adjustments to the purchase price allocation during the measurement period. During 2016, Mattel recognized approximately$2 million of integration and acquisition costs. Integration and acquisition costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for these acquisitions have not been presented because they are not material, individually or in the aggregate, to Mattel.

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
There were no integration or transaction costs during 2016. During 2015, Mattel recognized approximately $11 million of integration costs. There were no transaction costs during 2015. During 2014, Mattel recognized approximately $21 million and $7 million of integration costs and transaction costs, respectively. Integration and transaction costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.
Other Intangibles
Identifiable intangibles include the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Nonamortizable identifiable intangibles	$458,589	$488,144
Identifiable intangibles (net of amortization of $153.7 and $131.5 million at December 31, 2016 and 2015, respectively)	201,859	212,161
	$660,448	$700,305
In connection with the acquisition of Sproutling and Fuhu during 2016, Mattel recognized $11.0 million of amortizable identifiable intangible assets, primarily related to patents.
Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During 2016, Mattel performed the annual impairment tests and determined that its nonamortizable intangible assets were not impaired.

Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel determined that its amortizable intangible assets were not impaired during 2016.
Note 3—Income Taxes
Consolidated pre-tax income (loss) consists of the following:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
US operations	$9,179	$(3,435)	$39,149
Foreign operations	400,563	467,350	547,761
	$409,742	$463,915	$586,910

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Current
Federal	$(3,041)	$(1,405)	$(25,075)
State	2,455	1,946	(2,029)
Foreign	91,070	89,825	106,998
	90,484	90,366	79,894
Deferred
Federal	(4,624)	(3,802)	21,987
State	2,623	(2,200)	8,233
Foreign	3,237	10,135	(22,078)
	1,236	4,133	8,142
Provision for income taxes	$91,720	$94,499	$88,036
Deferred income taxes are provided principally for tax credit carryforwards, research and development expenses, net operating loss carryforwards, employee compensation-related expenses, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Allowances and reserves	$204,661	$211,538
Research and development expenses	193,908	191,057
Loss carryforwards	165,522	150,270
Deferred compensation	78,245	98,832
Tax credit carryforwards	59,426	50,309
Postretirement benefits	47,732	48,648
Intangible assets	9,160	14,035
Other	62,057	71,453
Gross deferred income tax assets	820,711	836,142
Intangible assets	(295,968)	(305,818)
Other	—	(2,905)
Gross deferred income tax liabilities	(295,968)	(308,723)
Deferred income tax asset valuation allowances	(74,125)	(77,334)
Net deferred income tax assets	$450,618	$450,085

Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Other noncurrent assets	$508,363	$510,928
Other noncurrent liabilities	(57,745)	(60,843)
	$450,618	$450,085
In the first quarter of 2016, Mattel retrospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which generally simplifies the classification of all deferred tax assets and liabilities, along with any related valuation allowance, into noncurrent amounts on the balance sheet. As of December 31, 2015, prepaid expenses and other current assets decreased by $195.8 million, other noncurrent assets increased by $193.6 million, and other noncurrent liabilities decreased by $2.2 million from the previously reported amounts.
As of December 31, 2016, Mattel had federal and foreign loss carryforwards totaling $639.1 million and tax credit carryforwards of $60.6 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In thousands)
2017 – 2021	$52,614	$1,578
Thereafter	321,859	54,376
No expiration date	264,674	4,637
Total	$639,147	$60,591
Management considered all available evidence under existing tax law and anticipated expiration of tax statutes and determined that a valuation allowance of $65.2 million was required as of December 31, 2016 for those loss and tax credit carryforwards that are not expected to provide future tax benefits. In addition, management determined that a valuation allowance of $8.9 million was required as of December 31, 2016 for those deferred tax assets for which there is not sufficient evidence as to their ultimate utilization, primarily related to certain foreign affiliates. Changes in the valuation allowance for 2016 primarily relate to increases in the valuation allowance related to losses without benefits, offset by decreases in the valuation allowance for certain deferred tax assets and expirations of tax loss and/or tax credit carryforwards. Management believes it is more-likely-than-not (a greater than 50 percent likelihood) that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $450.6 million. Changes in enacted tax laws, audits in various jurisdictions around the world, settlements, or acquisitions could negatively impact Mattel’s ability to fully realize all of the benefits of its remaining net deferred tax assets.

Differences between the provision for income taxes at the US federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Provision at US federal statutory rate	$143,410	$162,370	$205,419
(Decrease) increase resulting from:
Foreign earnings taxed at different rates, including withholding taxes	(51,711)	(56,877)	(107,409)
Foreign losses without income tax benefit	8,526	5,843	20,140
State and local taxes, net of US federal benefit	3,385	482	3,760
Adjustments to previously accrued taxes	(12,537)	(19,134)	(55,026)
Adoption of ASU 2016-09	(4,308)	—	—
Tax restructuring	—	—	12,400
Other	4,955	1,815	8,752
Provision for income taxes	$91,720	$94,499	$88,036
In the fourth quarter of 2016, Mattel early adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits and tax deficiencies to be recognized in the income statement when the awards vest or are settled. Upon adoption of ASU 2016-09, Mattel recognized $4.3 million in discrete tax benefits related to share-based payment accounting.
Prior to the adoption of ASU 2016-09, the tax effect of deductions in excess of compensation cost (“windfalls”) related to the exercise of nonqualified stock options and vesting of other share-based compensation awards were recorded in equity and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previously recognized windfalls. The exercise of nonqualified stock options and vesting of other share-based compensation awards resulted in a (decrease)/increase to additional paid-in capital totaling $(2.8) million and $21.2 million in 2015 and 2014, respectively.
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
Mattel records a reserve for unrecognized tax benefits for US federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits, and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its reserve for unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments.

A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Unrecognized tax benefits at January 1	$118,099	$100,357	$111,370
Increases for positions taken in current year	2,925	5,724	9,886
Increases for positions taken in a prior year	921	22,584	53,221
Decreases for positions taken in a prior year	(1,706)	(4,242)	(51,421)
Decreases for settlements with taxing authorities	(1,097)	(3,577)	(9,493)
Decreases for lapses in the applicable statute of limitations	(9,795)	(2,747)	(13,206)
Unrecognized tax benefits at December 31	$109,347	$118,099	$100,357
Of the $109.3 million of unrecognized tax benefits as of December 31, 2016, $105.8 million would impact the effective tax rate if recognized.
Mattel recognized a decrease of interest and penalties of approximately $2 million during 2016, and increase of interest and penalties of approximately $0 and $2 million during 2015 and 2014, respectively, related to unrecognized tax benefits, which are reflected in provision for income taxes in the consolidated statements of operations. As of December 31, 2016, Mattel accrued $17.1 million in interest and penalties related to unrecognized tax benefits. Of this balance, $16.2 million would impact the effective tax rate if recognized. As of December 31, 2015, Mattel accrued $18.3 million in interest and penalties related to unrecognized tax benefits.
In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In May 2014, the IRS completed its audit of Mattel’s 2010 and 2011 federal income tax returns. Mattel remains subject to IRS examination for the 2013 through 2016 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2008 through 2016 tax years, New York for the 2010 through 2016 tax years, and Wisconsin for the 2008 through 2016 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong for the 2010 through 2016 tax years, Brazil, Mexico and Netherlands for the 2011 through 2016 tax years and Russia for the 2014 through 2016 tax years. Based on the current status of federal, state, local and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by approximately $11 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
The income tax provision included net tax benefits of $16.8 million, $19.1 million, and $42.6 million in 2016, 2015, and 2014, respectively. The 2016 net tax benefits primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of ASU 2016-09. The 2015 net tax benefits primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The 2014 net tax benefits primarily related to the reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment® and MEGA Brands operations.
The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and upon which no deferred US income taxes have been provided is approximately $7.0 billion as of December 31, 2016. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to indefinitely reinvest such earnings. It is not practicable for Mattel to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits, the complexity of Mattel's international holding company structure, the rules governing the utilization of foreign tax credits, and the interplay between utilization of such foreign tax credits and Mattel’s other significant tax attributes.

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
A summary of retirement plan expense is as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Defined contribution retirement plans	$37,661	$40,673	$43,819
Defined benefit pension plans	13,999	14,779	18,124
Deferred compensation and excess benefit plans	5,093	225	4,840
Postretirement benefit plans	1,343	1,396	1,461
	$58,096	$57,073	$68,244
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
A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2016	2015	2014	2016	2015	2014
	(In thousands)
Net periodic benefit cost:
Service cost	$5,557	$6,105	$7,515	$52	$54	$67
Interest cost	24,526	26,007	27,708	1,143	1,194	1,377
Expected return on plan assets	(25,726)	(29,850)	(31,833)	—	—	—
Amortization of prior service cost (credit)	461	(465)	(1,037)	—	—	—
Recognized actuarial loss	6,994	15,168	15,771	148	148	17
Settlement loss	1,772	6,453	—	—	—	—
Curtailment loss (gain)	415	(8,639)	—	—	—	—
Net periodic benefit cost	$13,999	$14,779	$18,124	$1,343	$1,396	$1,461
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(1,531)	$(8,813)	$48,502	$(1,833)	$(3,130)	$(2,205)
Prior service cost	505	8,691	20	—	—	—
Amortization of prior service (cost) credit	(461)	465	1,037	—	—	—
Total recognized in other comprehensive income (a)	$(1,487)	$343	$49,559	$(1,833)	$(3,130)	$(2,205)
Total recognized in net periodic benefit cost and other comprehensive income	$12,512	$15,122	$67,683	$(490)	$(1,734)	$(744)

(a)	Amounts exclude related tax expense (benefit) of $1.2 million, $1.1 million, and $(17.8) million, during 2016, 2015, and 2014, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Defined benefit pension plans:
Discount rate	4.2%	3.8%	4.7%
Weighted average rate of future compensation increases	N/A	3.8%	3.8%
Long-term rate of return on plan assets	6.5%	(a)	8.0%
Postretirement benefit plans:
Discount rate	4.2%	3.8%	4.7%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.5%	8.5%
Post-65	8.3%	8.8%	7.5%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	6.1%
Post-65	4.5%	4.5%	5.4%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2023	2023	2030
Post-65	2024	2024	2030

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
The estimated net actuarial loss and prior service cost for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 is $6.5 million. The estimated net actuarial loss for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017 is $0.2 million.

Mattel used a measurement date of December 31, 2016 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$611,490	$677,641	$30,416	$34,402
Service cost	5,557	6,105	52	54
Interest cost	24,526	26,007	1,143	1,194
Impact of currency exchange rate changes	(14,535)	(11,016)	—	—
Actuarial loss (gain)	25,164	(14,604)	(1,686)	(2,981)
Benefits paid	(46,425)	(67,994)	(2,311)	(2,253)
Plan amendments	74	(4,649)	—	—
Benefit obligation, end of year	$605,851	$611,490	$27,614	$30,416
Change in Plan Assets:
Plan assets at fair value, beginning of year	$435,274	$475,940	$—	$—
Actual return on plan assets	43,292	(690)	—	—
Employer contributions	17,617	33,353	2,311	2,253
Impact of currency exchange rate changes	(15,978)	(5,335)	—	—
Benefits paid	(46,425)	(67,994)	(2,311)	(2,253)
Plan assets at fair value, end of year	$433,780	$435,274	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(172,071)	$(176,216)	$(27,614)	$(30,416)
Current accrued benefit liability	(4,519)	(7,416)	(2,700)	(3,300)
Noncurrent accrued benefit liability	(167,552)	(168,800)	(24,914)	(27,116)
Total accrued benefit liability	$(172,071)	$(176,216)	$(27,614)	$(30,416)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$243,249	$244,780	$(49)	$1,784
Prior service cost	164	120	—	—
	$243,413	$244,900	$(49)	$1,784

(a)	Amounts exclude related tax benefits of $85.7 million and $86.8 million for December 31, 2016 and 2015, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2016 and 2015 totaled $588.4 million and $589.2 million, respectively.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2016	December 31, 2015
Defined benefit pension plans:
Discount rate	3.9%	4.2%
Weighted average rate of future compensation increases	N/A	3.8%
Postretirement benefit plans:
Discount rate	3.9%	4.2%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%
Post-65	7.8%	8.3%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2024	2023
Post-65	2024	2024
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would impact the postretirement benefit obligation as of December 31, 2016 by $2.1 million and $(1.9) million, respectively, and the service and interest cost recognized for 2016 by $0.1 million and $(0.1) million, respectively.
The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2017	$54,051	$2,700
2018	37,833	2,600
2019	37,997	2,600
2020	37,901	2,600
2021	37,466	2,600
2022 – 2026	185,012	11,300
Mattel expects to make cash contributions totaling approximately $10 million to its defined benefit pension and postretirement benefit plans in 2017, which includes approximately $9 million for benefit payments for its unfunded plans.
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

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in “Note 10 to the Consolidated Financial Statements—Fair Value Measurements,” as follows:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
US government and US government agency securities	$—	$1,568	$—	$1,568
US corporate debt instruments	—	33,787	—	33,787
International corporate debt instruments	—	8,689	—	8,689
Mutual funds	582	—	—	582
Money market funds	2,531	—		2,531
Other	—	6,640	—	6,640
Collective trust funds:
US equity securities (a)				96,487
International equity securities (a)				239,177
International fixed income (a)				44,319
Total	$3,113	$50,684	$—	$433,780

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
US government and US government agency securities	$—	$1,540	$—	$1,540
US corporate debt instruments	—	31,254	—	31,254
International corporate debt instruments	—	5,612	—	5,612
Mutual funds	567	—	—	567
Other	—	10,023	—	10,023
Collective trust funds:
US equity securities (a)				86,466
International equity securities (a)				255,694
International fixed income (a)				44,118
Total	$567	$48,429	$—	$435,274
(a) These investments consist of privately placed funds that are valued based on net asset value per share. With the adoption of ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position and its related disclosures.
The fair value of collective trust funds are determined based on the net asset value per share held at year-end. The fair value of mutual funds, money market funds, US government securities, US government agency securities, and corporate debt instruments are determined based on quoted market prices or are estimated using pricing models with observable inputs or quoted prices of securities with similar characteristics.
Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 6.5% as of December 31, 2016 is reasonable based on historical returns.

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
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2016 and 2015 was $70.0 million and $71.7 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $70.9 million and $67.3 million as of December 31, 2016 and 2015, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.
Incentive Compensation Plans
Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and are subject to certain approvals of the Compensation Committee of the Board of Directors. For 2016, 2015, and 2014, $16.5 million, $50.2 million, and $25.2 million, respectively, was charged to expense for awards under these plans.
Mattel had two long-term incentive program (“LTIP”) performance cycles in place for the time period between 2014 and 2016: (i) a January 1, 2014—December 31, 2016 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2014, and (ii) a January 1, 2016—December 31, 2018 performance cycle, which was established by the Compensation Committee of the Board of Directors in March 2016.
For the January 1, 2014—December 31, 2016 LTIP performance cycle, Mattel granted performance-based restricted stock units ("Performance RSUs") under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs granted under this program could be earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance cycle using a net operating profit after taxes less capital charge measure and a net sales performance measure (“the 2014-2016 performance-related components”), and (ii) Mattel’s total stock return ("TSR") for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (“the 2014-2016 market-related component”), adjusted for dividends declared during the three-year performance cycle. The Performance RSUs also had dividend equivalent rights that could be converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs were earned and paid in shares of Mattel common stock. For the January 1, 2014—December 31, 2016 LTIP performance cycle, no shares were earned relating to the 2014-2016 performance-related components, market-related component, or dividend equivalent rights.
For the January 1, 2014—December 31, 2016 LTIP performance cycle, the weighted average grant date fair values of the performance-related and market-related components of the Performance RSUs were $32.60 and ($3.57) per share, respectively, for 2016, $23.14 and $(3.57) per share, respectively, for 2015, and $39.03 and ($3.57) per share, respectively, for 2014.  During 2016, 2015, and 2014, no expense was recognized related to the 2014-2016 performance cycle, as no shares were earned.

For the January 1, 2016—December 31, 2018 LTIP performance cycle, Mattel granted Performance RSUs under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs granted under this program are also earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel's performance with respect to (i) a cumulative three-year EPS target for the performance cycle (the "2016-2018 performance-related component") and (ii) Mattel's TSR for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (the "2016-2018 market-related component"), adjusted for dividends declared during the three-year performance cycle. The Performance RSUs also have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid in shares of Mattel common stock. For the 2016-2018 performance-related component, the range of possible outcomes is that between zero and 0.5 million shares could be earned. For the 2016-2018 market-related component, the possible outcomes range from an upward adjustment of 0.2 million shares to a downward adjustment of 0.2 million shares to the result of the performance-related component.
For the January 1, 2016—December 31, 2018 LTIP performance cycle, the weighted average grant date fair value of the performance-related and market-related components of the Performance RSUs were $32.60 and $5.10 per share, respectively, for 2016. During 2016, Mattel recognized share-based compensation expense of $2.8 million relating to the 2016-2018 performance-related component and $0.4 million relating to the 2016-2018 market-related component.
The fair values of the performance-related components were based on the closing stock prices of Mattel’s common stock on each of the grant dates. The fair values of the market-related components were estimated at the grant dates using a Monte Carlo valuation methodology.
Note 5—Seasonal Financing and Debt
Seasonal Financing
Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility ("Credit Facility") with a commercial bank group. The facility is used as a back-up to Mattel’s commercial paper program, which is used as the primary source of financing for the seasonal working capital requirements of its domestic subsidiaries. The agreement governing the Credit Facility was amended and restated on June 8, 2015 to, among other things, (i) extend the maturity date of the Credit Facility to June 9, 2020, (ii) amend the definition of consolidated earnings before interest, taxes, depreciation, and amortization (“Consolidated EBITDA”) used in calculating Mattel’s financial ratio covenants, and (iii) increase the maximum allowed consolidated debt-to-Consolidated EBITDA ratio to 3.50 to 1. The aggregate commitments under the Credit Facility remain at $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the Credit Facility to $1.85 billion under certain circumstances. In addition, applicable interest rate margins remain within a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, and the commitment fees range from 0.08% to 0.25% of the unused commitments under the Credit Facility, in each case depending on Mattel’s senior unsecured long-term debt rating.
The proportion of unamortized debt issuance costs from the prior facility renewal related to creditors involved in both the prior facility and amended facility and borrowing costs incurred as a result of the amendment were deferred, and such costs will be amortized over the term of the amended facility.
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of each fiscal quarter and fiscal year in 2016. As of December 31, 2016, Mattel’s consolidated debt-to-EBITDA ratio, as calculated per the terms of the credit agreement, was 2.86 to 1 (compared to a maximum allowed of 3.50 to 1), and Mattel’s interest coverage ratio was 8.62 to 1 (compared to a minimum required of 3.50 to 1).
The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
Mattel believes its cash on hand, amounts available under its Credit Facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2017.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2016, foreign credit lines totaled approximately $366 million. Mattel expects to extend the majority of these credit lines throughout 2017.

Additionally, sales of foreign receivables occur periodically to finance seasonal working capital requirements. The outstanding amounts of accounts receivable that have been sold under international factoring arrangements were $18.1 million and $19.5 million at December 31, 2016 and 2015, respectively. These amounts have been excluded from Mattel’s consolidated balance sheets.
In January 2017, a major credit rating agency placed Mattel’s Senior Unsecured Debt rating of Baa1 on negative watch. Another major credit rating agency changed Mattel's outlook from stable to negative. In January 2016, a major credit rating agency changed Mattel's long-term credit rating from A- to BBB+, maintained its short-term credit rating of F2, and changed its outlook from negative to stable. In January 2015, a major credit rating agency changed Mattel’s long-term credit rating from BBB+ to BBB and maintained its short-term credit rating of A-2 and outlook at stable. Another major credit rating agency maintained Mattel’s long-term credit rating of Baa1 and short-term credit rating of P-2 and changed its outlook from stable to negative. A third major credit rating agency maintained Mattel’s long-term credit rating of A- and short-term credit rating of F2 and changed its outlook from stable to negative. A reduction in Mattel’s credit ratings could increase the cost of obtaining financing.
Short-Term Borrowings
As of December 31, 2016 and 2015, Mattel had foreign short-term bank loans outstanding of $47.2 million and $16.9 million, respectively. As of December 31, 2016 and 2015, Mattel had no borrowings outstanding under the Credit Facility. As of December 31, 2016 and 2015, Mattel had $145.0 million and $0, respectively, of commercial paper outstanding.
During 2016 and 2015, Mattel had average borrowings of $2.0 million and $2.9 million, respectively, under its foreign short-term bank loans, and $728.4 million and $374.3 million, respectively, under the Credit Facility and other short-term borrowings, to help finance its seasonal working capital requirements. The weighted average interest rate on foreign short-term bank loans during 2016 and 2015 was 12.5% and 13.7%, respectively. The weighted average interest rate on the Credit Facility and other short-term borrowings during 2016 and 2015 was 0.6% and 0.3%, respectively.
Long-Term Debt
In August 2016, Mattel issued $350.0 million aggregate principal amount of 2.35% senior unsecured notes due August 15, 2021 (“2016 Senior Notes”). Interest on the 2016 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2017. Mattel may redeem all or part of the 2016 Senior Notes at any time or from time to time prior to July 15, 2021 (one month prior to the maturity date of the 2016 Senior Notes) (the “Par Call Date”), at its option, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2016 Senior Notes being redeemed or (2) a “make-whole” amount based on the yield of a comparable US Treasury security plus 20 basis points, plus, in each case, accrued and unpaid interest on the 2016 Senior Notes being redeemed to, but excluding, the redemption date. Mattel may redeem all or part of the 2016 Senior Notes at any time or from time to time on or after the Par Call Date, at its option, at a redemption price equal to 100% of the principal amount of the 2016 Senior Notes to be redeemed, plus accrued and unpaid interest on the 2016 Senior Notes being redeemed to, but excluding, the redemption date.
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
Mattel’s 2010 Senior Notes bear interest at fixed rates ranging from 4.35% to 6.20%, with a weighted average interest rate of 5.28% as of December 31, 2016 and 2015. Mattel’s 2011 Senior Notes bear interest at fixed rates ranging from 2.50% to 5.45%, with a weighted average interest rate of 5.45% and 3.98% as of December 31, 2016 and 2015, respectively. Mattel’s 2013 Senior Notes bear interest at fixed rates ranging from 1.70% to 3.15%, with a weighted average interest rate of 2.43% as of December 31, 2016 and 2015. Mattel’s 2014 Senior Notes bear interest at a fixed rate of 2.35% as of December 31, 2016 and 2015. Mattel’s 2016 Senior Notes bear interest at a fixed rate of 2.35% as of December 31, 2016.
On November 1, 2016, Mattel repaid $300.0 million of its 2.50% Senior Notes in connection with the scheduled maturity. During 2014, Mattel repaid $44.6 million of long-term borrowings assumed through the acquisition of MEGA Brands.
During the first quarter of 2016, Mattel retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. As such, prior periods were restated to present debt issuance costs as a deduction from long-term debt.

Mattel’s long-term debt consists of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	300,000	600,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000
2016 Senior Notes due August 2021	350,000	—
Debt issuance costs	(15,729)	(15,279)
	2,134,271	2,084,721
Less: current portion	—	(300,000)
Total long-term debt	$2,134,271	$1,784,721
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	2014 Senior Notes	2016 Senior Notes	Total
	(In thousands)
2017	$—	$—	$—	$—	$—	$—
2018	—	—	250,000	—	—	250,000
2019	—	—	—	500,000	—	500,000
2020	250,000	—	—	—	—	250,000
2021	—	—	—	—	350,000	350,000
Thereafter	250,000	300,000	250,000	—	—	800,000
	$500,000	$300,000	$500,000	$500,000	$350,000	$2,150,000
Note 6—Stockholders’ Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2016 and 2015, Mattel did not repurchase any shares of its common stock. During 2014, Mattel repurchased 4.9 million shares of its common stock at a cost of $177.2 million. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2016, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
Dividends
During 2016, 2015, and 2014, Mattel paid total dividends per share of $1.52, in each year, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2016
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$—	$(159,858)	$(704,404)	$(848,899)
Other comprehensive income (loss) before reclassifications	18,733	3,149	(4,154)	(101,539)	(83,811)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,627)	—	6,308	—	(10,319)
Net increase (decrease) in other comprehensive income	2,106	3,149	2,154	(101,539)	(94,130)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
	For the Year Ended December 31, 2015
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$—	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	37,926	—	(6,443)	(213,797)	(182,314)
Amounts reclassified from accumulated other comprehensive income (loss)	(52,588)	—	8,092	—	(44,496)
Net (decrease) increase in other comprehensive income	(14,662)	—	1,649	(213,797)	(226,810)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$—	$(159,858)	$(704,404)	$(848,899)
	For the Year Ended December 31, 2014
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2013	$(10,789)	$—	$(131,946)	$(300,941)	$(443,676)
Other comprehensive income (loss) before reclassifications	39,931	—	(38,969)	(189,666)	(188,704)
Amounts reclassified from accumulated other comprehensive income (loss)	883	—	9,408	—	10,291
Net increase (decrease) in other comprehensive income	40,814	—	(29,561)	(189,666)	(178,413)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$—	$(161,507)	$(490,607)	$(622,089)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statement of operations:

	For the Year Ended			Statements of Operations Classification
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$17,101	$52,037	$(916)	Cost of sales
	(474)	551	33	Provision for income taxes
	$16,627	$52,588	$(883)	Net income
Defined Benefit Pension Plans
Amortization of prior service (cost) credit	$(461)	$465	$1,037	(a)
Recognized actuarial loss	(7,142)	(15,316)	(15,788)	(a)
Settlement loss	(1,772)	(6,453)	—	Other selling and administrative expenses
Curtailment (loss) gain	(415)	8,639	—	Other selling and administrative expenses
	(9,790)	(12,665)	(14,751)
	3,482	4,573	5,343	Provision for income taxes
	$(6,308)	$(8,092)	$(9,408)	Net income

(a)
The amortization of prior service (cost) credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans” for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
For 2016, currency translation adjustments resulted in a net loss of $101.5 million, primarily due to the weakening of the British pound sterling, Mexican peso, and Euro against the US dollar, partially offset by the strengthening of the Brazilian real against the US dollar. For 2015, currency translation adjustments resulted in a net loss of $213.8 million, primarily due to the weakening of the Euro, Brazilian real, Mexican peso, and British pound sterling against the US dollar. For 2014, currency translation adjustments resulted in a net loss of $189.7 million, primarily due to the weakening of the Euro, Mexican peso, British pound sterling, Russian ruble, and Brazilian real against the US dollar.
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
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) 77 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2016, there were approximately 26 million shares of common stock available for grant remaining under the 2010 Plan.
As of December 31, 2016, total unrecognized compensation cost related to unvested share-based payments totaled $85.1 million and is expected to be recognized over a weighted-average period of 2.0 years.
Stock Options
Mattel recognized compensation expense of $10.5 million, $15.2 million, and $12.5 million for stock options during 2016, 2015, and 2014, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations. Income tax benefits related to stock option activity during 2016, 2015, and 2014 totaled $6.8 million, $5.5 million, and $3.5 million, respectively. The 2016 income tax benefit related to stock options includes $3.5 million recognized as a result of the adoption of ASU 2016-09.
The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on US Treasury zero-coupon issues approximating the expected life. The weighted average grant date fair value of options granted during 2016, 2015, and 2014 was $4.09, $1.97, and $4.57, respectively.
The following weighted average assumptions were used in determining the fair value of options granted:

	2016	2015	2014
Expected life (in years)	5.0	4.9	4.9
Risk-free interest rate	1.1%	1.5%	1.6%
Volatility factor	25.3%	23.1%	23.7%
Dividend yield	4.7%	6.5%	4.3%

The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options:

	2016		2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Outstanding at January 1	17,900	$27.39	10,523	$30.77	9,218	$27.48
Granted	3,498	32.67	9,112	23.37	3,373	35.33
Exercised	(1,539)	22.13	(764)	19.63	(1,891)	22.35
Forfeited	(388)	26.77	(717)	31.34	(166)	36.85
Canceled	(155)	36.87	(254)	35.07	(11)	25.28
Outstanding at December 31	19,316	$28.71	17,900	$27.39	10,523	$30.77
Exercisable at December 31	9,851	$29.83	7,498	$30.09	5,810	$26.07
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2016, 2015, and 2014 was $15.8 million, $4.9 million, and $24.1 million, respectively. At December 31, 2016, options outstanding had an intrinsic value of $44.8 million, with a weighted average remaining life of 7.5 years. At December 31, 2016, options exercisable had an intrinsic value of $22.2 million, with a weighted average remaining life of 6.3 years. At December 31, 2016, stock options vested or expected to vest totaled 18.9 million shares, with a total intrinsic value of $44.2 million, weighted average exercise price of $28.68, and weighted average remaining life of 7.5 years. During 2016, approximately 4 million stock options vested. The total grant date fair value of stock options vested during 2016, 2015, and 2014 was approximately $13 million, $12 million, and $12 million, respectively.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2016, 2015, and 2014 was $34.1 million, $15.0 million, and $43.3 million, respectively.
Restricted Stock Units
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally 3 years from the date of grant.
Compensation expense recognized related to grants of RSUs, excluding Performance RSUs, was $40.2 million, $41.5 million, and $39.5 million in 2016, 2015, and 2014, respectively, and is included within other selling and administrative expenses in the consolidated statements of operations. Income tax benefits related to RSU activity during 2016, 2015, and 2014 totaled $11.5 million, $11.0 million, and $10.6 million, respectively. The 2016 income tax benefit related to RSUs includes $0.8 million recognized as a result of the adoption of ASU 2016-09.
The following is a summary of RSU information and weighted average grant date fair values for Mattel’s RSUs, excluding Performance RSUs:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average grant date fair value)
Unvested at January 1	3,738	$28.98	3,173	$37.10	3,036	$34.94
Granted	1,608	29.68	2,332	23.54	1,786	34.83
Vested	(1,756)	30.25	(1,159)	37.29	(1,426)	29.77
Forfeited	(347)	27.04	(608)	34.67	(223)	36.27
Unvested at December 31	3,244	$28.85	3,738	$28.98	3,173	$37.10
At December 31, 2016, RSUs expected to vest totaled 3.1 million shares, with a weighted average grant date fair value of $27.07. The total grant date fair value of RSUs vested during 2016, 2015, and 2014 was $53.1 million, $43.2 million, and $42.5 million, respectively.

In addition to the expense and share amounts described above, Mattel recognized compensation expense of $3.2 million during 2016 for Performance RSUs granted in connection with its January 1, 2016—December 31, 2018 LTIP performance cycle, more fully described in “Note 4 to the Consolidated Financial Statements—Employee Benefit Plans.” Income tax benefits related to Performance RSU compensation expense recognized in the consolidated statements of operations during 2016 totaled $1.2 million. No compensation expense and no related income tax benefit was recognized for Performance RSUs granted in connection with its January 1, 2014—December 31, 2016 LTIP performance cycle, also more fully described in "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans," for the years ended 2016, 2015, and 2014 as actual results did not meet minimum performance thresholds.
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
The following table reconciles earnings per common share:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands, except per share amounts)
Basic:
Net income	$318,022	$369,416	$498,874
Less: Net income allocable to participating RSUs	(1,377)	(3,179)	(4,028)
Net income available for basic common shares	$316,645	$366,237	$494,846
Weighted average common shares outstanding	341,480	339,172	339,016
Basic net income per common share	$0.93	$1.08	$1.46
Diluted:
Net income	$318,022	$369,416	$498,874
Less: Net income allocable to participating RSUs	(1,377)	(3,179)	(4,028)
Net income available for diluted common shares	$316,645	$366,237	$494,846
Weighted average common shares outstanding	341,480	339,172	339,016
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	2,753	576	1,752
Weighted average number of common and potential common shares	344,233	339,748	340,768
Diluted net income per common share	$0.92	$1.08	$1.45
The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Nonqualified stock options and non-participating RSUs totaling 8.5 million shares, 9.6 million shares, and 2.8 million shares were excluded from the calculation of diluted net income per common share for 2016, 2015, and 2014, respectively, because they were antidilutive.

Note 9—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2016 and 2015, Mattel held foreign currency forward exchange contracts with notional amounts of $1.20 billion and $930.8 million, respectively.
The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2016	December 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$18,747	$15,279
Foreign currency forward exchange contracts	Other noncurrent assets	5,782	1,611
Total derivatives designated as hedging instruments		$24,529	$16,890
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,678	$1,216
Total		$27,207	$18,106

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2016	December 31, 2015
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$1,917	$1,214
Foreign currency forward exchange contracts	Other noncurrent liabilities	223	219
Total derivatives designated as hedging instruments		$2,140	$1,433
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$7,072	$2,287
Total		$9,212	$3,720

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Statements of Operations Classification
	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gain recognized in OCI	$18,733	$37,926	$39,931
Amount of gain (loss) reclassified from accumulated OCI to statements of operations	16,627	52,588	(883)	Cost of sales
The net gains (losses) of $16.6 million, $52.6 million, and $(0.9) million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2016, 2015, and 2014, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Statements of Operations Classification
	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Amount of (loss) gain recognized in the statements of operations:
Foreign currency forward exchange contracts	$(11,056)	$(51,679)	$(31,485)	Non-operating income/expense
Cross currency swap contract	—	5,288	—	Non-operating income/ expense
Foreign currency forward exchange contracts	1,631	(265)	732	Cost of sales
Total	$(9,425)	$(46,656)	$(30,753)
The net losses of $9.4 million, $46.7 million, and $30.8 million recognized in the consolidated statements of operations during 2016, 2015, and 2014, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.
Note 10—Fair Value Measurements
The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$27,207	$—	$27,207
Available-for-sale security (b)	14,939	—	—	14,939
	$14,939	$27,207	$—	$42,146
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$9,212	$—	$9,212

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$18,106	$—	$18,106
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$3,720	$—	$3,720

(a)
The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the available-for-sale security is based on the quoted price on an active public exchange.
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
Non-Recurring Fair Value Measurements
Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. During 2016, 2015, and 2014, Mattel did not have any assets or liabilities measured and reported at fair value on a non-recurring basis in periods subsequent to initial recognition.
Other Financial Instruments
Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying value of these instruments approximate their fair value because of their short-term nature and are classified as Level 2 within the fair value hierarchy.

The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.18 billion (compared to a carrying value of $2.15 billion) as of December 31, 2016 and $2.15 billion (compared to a carrying value of $2.10 billion) as of December 31, 2015. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.
Note 11—Commitments and Contingencies
Leases
Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place leases in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl store leases in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2016, 2015, and 2014, contingent rental expense was not material.
The following table shows the future minimum obligations under lease commitments in effect at December 31, 2016:

	Capital Leases		Operating Leases
	(In thousands)
2017	$294		$110,131
2018	294		94,431
2019	294		78,107
2020	25		69,738
2021	—		62,266
Thereafter	—		205,650
	$907	(a)	$620,323

(a)	Includes $0.1 million of imputed interest.
Rental expense under operating leases amounted to $110.1 million, $114.9 million, and $120.9 million for 2016, 2015, and 2014, respectively, net of sublease income of $2.7 million, $2.7 million, and $2.6 million in 2016, 2015, and 2014, respectively.
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

Licensing and similar agreements in effect at December 31, 2016 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2017	$105,641
2018	123,107
2019	91,793
2020	58,027
2021	9,431
Thereafter	4,451
$392,450
Royalty expense for 2016, 2015, and 2014 was $228.9 million, $264.6 million, and $242.4 million, respectively.
The following table shows the future minimum obligations for purchases of inventory, services, and other as of December 31, 2016:

Other Purchase Obligations
(In thousands)
2017	$409,298
2018	21,900
2019	12,206
2020	1,104
2021	—
$444,508
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. (“Far West”), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and property risks. Far West insures the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence and $2.0 million per year for product liability risks, and up to $1.0 million per occurrence for property risks. Various insurance companies, that have an “A” or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2016 and 2015 totaled $15.5 million and $13.9 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.
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
On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. Mattel believes that MGA’s claim should be barred as a matter of law, and intends to vigorously defend against it. On December 3, 2014, the Court overruled Mattel’s request to dismiss MGA’s case as barred as a result of prior litigation between the parties. In light of that ruling, Mattel believes that it is reasonably possible that damages in this matter could range from $0 to approximately $12.5 million. In addition, Mattel believes that if such damages are awarded, it is reasonably possible that pre-judgment interest, ranging from $0 to approximately $12.0 million, could be awarded. Mattel may be entitled to an offset against any damages awarded to MGA. Mattel has not quantified the amount of any such offset as it is not currently estimable. As Mattel believes a loss in this matter is reasonably possible but not probable, no liability has been accrued to date.
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
On October 19, 2015, Mattel do Brasil filed its answer to the special appeal filed by Yellowstone and Yellowstone filed its answer to the special appeal filed by Mattel do Brasil. On April 4, 2016, the Appeals Court rendered a decision denying the admissibility of Mattel's and Yellowstone's special appeals. On May 11, 2016, both Mattel and Yellowstone filed interlocutory appeals and are awaiting the decision.
Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $16.5 million. The high end of this range, approximately $16.5 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney's fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $7.5 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel do Brasil believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision and currently does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel do Brasil may be required by the Trial Court to place a bond for the full amount of the damage award in escrow pending an appeal decision by the Superior Court.

Note 12—Segment Information
Description of Segments
Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into four major brand categories:
Mattel Girls & Boys Brands—including Barbie® fashion dolls and accessories (“Barbie”), Monster High®, Ever After High®, Polly Pocket®, and DC Super Hero Girls™ (collectively “Other Girls”), Hot Wheels® and Matchbox® vehicles and play sets (collectively “Wheels”), and CARS®, DC Comics®, WWE® Wrestling, Minecraft®, Max Steel®, BOOMco.®, Toy Story®, and games and puzzles (collectively “Entertainment”).
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

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Revenues by Segment
North America	$3,036,181	$3,083,873	$3,011,633
International	2,447,615	2,603,537	3,061,506
American Girl	589,918	596,218	645,309
Gross sales	6,073,714	6,283,628	6,718,448
Sales adjustments	(617,064)	(581,015)	(694,629)
Net sales	$5,456,650	$5,702,613	$6,023,819

Segment Income
North America	$564,378	$538,249	$459,833
International	291,230	321,068	359,904
American Girl	106,423	69,899	113,571
	962,031	929,216	933,308
Corporate and other expense (a)	(442,798)	(388,294)	(279,594)
Operating income	519,233	540,922	653,714
Interest expense	95,118	85,270	79,271
Interest (income)	(9,144)	(7,230)	(7,382)
Other non-operating expense (income), net	23,517	(1,033)	(5,085)
Income before income taxes	$409,742	$463,915	$586,910

(a)
Corporate and other expense includes (i) incentive compensation expense of $16.5 million, $50.2 million, and $25.2 million for 2016, 2015, and 2014, respectively, (ii) $39.9 million, $72.0 million, and $51.8 million of charges related to severance and other termination-related costs for 2016, 2015, and 2014, respectively, (iii) share-based compensation expense of $53.9 million, $56.7 million, and $52.0 million for 2016, 2015, and 2014, respectively, and (iv) legal fees associated with MGA litigation matters.

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Depreciation and Amortization by Segment
North America	$118,047	$122,757	$118,633
International	88,414	90,269	86,011
American Girl	23,023	22,054	18,434
	229,484	235,080	223,078
Corporate and other	32,856	30,347	25,623
Depreciation and amortization	$262,340	$265,427	$248,701
Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Assets by Segment
North America	$677,203	$764,945	$698,357
International	766,584	759,709	778,849
American Girl	154,924	108,414	108,667
	1,598,711	1,633,068	1,585,873
Corporate and other	130,304	99,552	70,334
Accounts receivable and inventories, net	$1,729,015	$1,732,620	$1,656,207
Mattel sells a broad variety of toy products, which are grouped into four major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, American Girl Brands, and Construction and Arts & Crafts Brands. The table below presents worldwide revenues by brand category:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$3,194,100	$3,464,195	$3,897,218
Fisher-Price Brands	1,888,146	1,852,219	1,842,550
American Girl Brands	570,770	571,957	618,678
Construction and Arts & Crafts Brands	377,570	351,747	314,994
Other	43,128	43,510	45,008
Gross sales	6,073,714	6,283,628	6,718,448
Sales adjustments	(617,064)	(581,015)	(694,629)
Net sales	$5,456,650	$5,702,613	$6,023,819

Geographic Information
The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Revenues
North American Region (a)	$3,626,099	$3,680,091	$3,656,942
International Region:
Europe	1,293,302	1,388,753	1,687,039
Latin America	636,535	711,041	909,432
Asia Pacific	517,778	503,743	465,035
Total International Region	2,447,615	2,603,537	3,061,506
Gross sales	6,073,714	6,283,628	6,718,448
Sales adjustments	(617,064)	(581,015)	(694,629)
Net sales	$5,456,650	$5,702,613	$6,023,819

	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Long-Lived Assets
North American Region (b)	$1,566,621	$1,557,153	$1,656,985
International Region	1,478,747	1,466,003	1,492,633
Consolidated total	$3,045,368	$3,023,156	$3,149,618

(a)	Revenues for the North American Region include revenues attributable to the US of $3.39 billion, $3.46 billion, and $3.41 billion for 2016, 2015, and 2014, respectively.

(b)	Long-lived assets for the North American Region include long-lived assets attributable to the US of $1.57 billion, $1.57 billion, and $1.65 billion for 2016, 2015, and 2014, respectively.
Major Customers
Sales to Mattel’s three largest customers accounted for 39%, 37%, and 35% of worldwide consolidated net sales for 2016, 2015, and 2014, respectively, as follows:

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In billions)
Wal-Mart	$1.1	$1.0	$1.1
Toys “R” Us	0.6	0.6	0.6
Target	0.4	0.5	0.5
The North America segment sells products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys “R” Us. The American Girl segment sells its children’s publications to each of Mattel's three largest customers.

Note 13—Supplemental Financial Information

	December 31, 2016	December 31, 2015
	(In thousands)
Inventories include the following:
Raw materials and work in process	$112,327	$105,917
Finished goods	501,471	481,604
	$613,798	$587,521
Property, plant, and equipment, net includes the following:
Land	$25,113	$27,049
Buildings	280,226	275,266
Machinery and equipment	828,969	764,657
Software	356,622	331,251
Tools, dies, and molds	869,385	840,586
Capital leases	23,970	23,970
Leasehold improvements	261,254	245,082
	2,645,539	2,507,861
Less: accumulated depreciation	(1,871,574)	(1,766,714)
	$773,965	$741,147
Other noncurrent assets include the following:
Deferred income taxes	$508,363	$510,928
Nonamortizable identifiable intangibles	458,589	488,144
Identifiable intangibles (net of amortization of $153.7 million and $131.5 million at December 31, 2016 and 2015, respectively)	201,859	212,161
Other	223,326	197,184
	$1,392,137	$1,408,417
Accrued liabilities include the following:
Royalties	$107,077	$122,153
Advertising and promotion	85,116	75,991
Taxes other than income taxes	67,555	66,848
Incentive compensation	18,830	52,721
Other	350,248	340,469
	$628,826	$658,182
Other noncurrent liabilities include the following:
Benefit plan liabilities	$192,466	$195,916
Noncurrent tax liabilities	96,871	106,584
Other	156,831	169,139
	$446,168	$471,639

	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(In thousands)
Currency transaction (losses) gains included in:
Operating income	$(164,042)	$(25,715)	$44,060
Other non-operating (expense) income, net	(27,290)	(8,291)	2,827
Net transaction (losses) gains	$(191,332)	$(34,006)	$46,887
Other selling and administrative expenses include the following:
Design and development	$215,304	$217,816	$209,467
Identifiable intangible asset amortization	22,215	27,923	36,704
Bad debt expense	9,165	5,813	11,507

Note 14—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2016
Net sales	$869,399	$957,276	$1,795,575	$1,834,400
Gross profit	388,671	433,567	870,765	861,388
Advertising and promotion expenses	86,943	94,771	202,900	250,333
Other selling and administrative expenses	350,874	350,456	350,469	348,412
Operating (loss) income	(49,146)	(11,660)	317,396	262,643
(Loss) Income before income taxes	(93,479)	(29,752)	294,028	238,945
Net (loss) income (a)	(72,959)	(19,114)	236,250	173,845
Net (loss) income per common share—basic	$(0.21)	$(0.06)	$0.69	$0.51
Weighted average number of common shares	340,369	340,926	341,961	342,653
Net (loss) income per common share—diluted	$(0.21)	$(0.06)	$0.68	$0.50
Weighted average number of common and potential common shares	340,369	340,926	344,226	344,996
Dividends declared per common share	$0.38	$0.38	$0.38	$0.38
Common stock market price:
High	$33.62	$34.26	$34.12	$33.09
Low	24.87	28.89	30.28	27.55
Year Ended December 31, 2015
Net sales	$922,749	$988,152	$1,791,968	$1,999,744
Gross profit	450,448	472,858	879,597	1,003,455
Advertising and promotion expenses	102,428	104,744	213,245	297,435
Other selling and administrative expenses	402,487	367,551	365,579	411,967
Operating (loss) income	(54,467)	563	300,773	294,053
(Loss) Income before income taxes	(73,147)	(19,898)	286,139	270,821
Net (loss) income (a)	(58,177)	(11,351)	223,784	215,160
Net (loss) income per common share—basic	$(0.17)	$(0.03)	$0.66	$0.63
Weighted average number of common shares	338,579	338,843	339,420	339,815
Net (loss) income per common share—diluted	$(0.17)	$(0.03)	$0.66	$0.63
Weighted average number of common and potential common shares	338,579	338,843	339,790	340,364
Dividends declared per common share	$0.38	$0.38	$0.38	$0.38
Common stock market price:
High	$30.47	$30.20	$26.34	$27.69
Low	22.61	22.65	21.03	19.83

(a)
Net loss for the first and second quarters of 2016 included net discrete tax expense of $0.2 million and net discrete tax benefits of $4.0 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net income for the third and fourth quarters of 2016 included net discrete tax benefits of $9.0 million and $4.0 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of a new accounting pronouncement. Net loss for the first and second quarters of 2016 included net discrete tax expense of $0.7 million and net discrete tax benefits of $4.3 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net income for the third and fourth quarters of 2016 included net discrete tax expense of $0.8 million and net discrete tax benefits of $16.3 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Note 15—Subsequent Event
On January 25, 2017, Mattel announced that its Board of Directors declared a first quarter dividend of $0.38 per common share. The dividend is payable on March 3, 2017 to stockholders of record on February 16, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Margaret H. Georgiadis, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2016.
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
The information required under this Item is incorporated herein by reference to sections entitled “Proposal 1—Election of Directors”; “Corporate Governance at Mattel—Board General Information—Board Committees—Audit Committee”; "Executive Officers and Executive Compensation—Executive Officers"; and “Stock Ownership and Reporting —Section 16(a) Beneficial Ownership Reporting Compliance” in the Mattel 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 (the “Proxy Statement”).
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
The information required under this Item is incorporated herein by reference to sections entitled “Executive Officers and Executive Compensation” and “Corporate Governance at Mattel—Board General Information—Board Committees—Compensation Committee” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this Item is incorporated herein by reference to the section entitled “Stock Ownership and Reporting” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required under this Item is incorporated herein by reference to sections entitled “Audit and Related Party Matters—Certain Transactions with Related Persons” and “Corporate Governance at Mattel—Board General Information—Board Independence Determination” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required under this Item is incorporated herein by reference to the section entitled “Audit and Related Party Matters—Fees Incurred for Services by PricewaterhouseCoopers LLP” in the Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 “Financial Statements and Supplementary Data.”
 2.     Financial Statement Schedule for the Years Ended December 31, 2016, 2015 and 2014
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 “Financial Statements and Supplementary Data.”
3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	January 30, 2017
4.0	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.1	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.2	Form of Indenture between Mattel, Inc. and Union Bank, N.A. relating to Subordinated Debt Securities	S-3ASR	333-169539	4.2	September 23, 2010
4.3	Form of 4.350% Notes due 2020	8-K	001-05647	4.1	September 28, 2010
4.4	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.5	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.6	Form of 1.700% Notes due 2018	8-K	001-05647	4.1	March 7, 2013
4.7	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013
4.8	Form of 2.350% Notes due 2019	8-K	001-05647	4.1	May 6, 2014
4.9	Form of 2.350% Notes due 2021	8-K	001-05647	4.1	August 5, 2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.0	Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	June 9, 2015
10.1+	Letter Agreement between Mattel, Inc. and Peter D. Gibbons, dated March 28, 2013, regarding an offer of employment for the position of EVP, Global Operations	10-Q	001-05647	10.2	April 22, 2013
10.2+	Letter Agreement between Mattel, Inc. and Richard Dickson dated May 16, 2014 regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.3+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated February 19, 2015, regarding an offer of employment for the position of Interim Chief Executive Officer	10-Q	001-05647	10.3	April 28, 2015
10.4+	Letter Agreement between Mattel, Inc. and Bryan G. Stockton, dated March 3, 2015, regarding Mr. Stockton's separation from Mattel	10-Q	001-05647	10.2	April 28, 2015
10.5+	Consulting Agreement, by and between Mattel, Inc. and Bryan G. Stockton, dated March 10, 2015	8-K	001-05647	10.1	March 16, 2015
10.6+	Letter Agreement between Mattel, Inc. and Joseph B. Johnson, dated March 11, 2015, regarding an offer of employment for the position of SVP and Corporate Controller	8-K	001-05647	10.1	May 4, 2015
10.7+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated April 15, 2015, regarding an offer of employment for the position of Chief Executive Officer	10-Q	001-05647	10.4	July 28, 2015
10.8+	Letter Agreement between Mattel, Inc. and Geoffrey H. Walker, dated June 29, 2015, regarding Mr. Walker's promotion to EVP, Commercial - North America	10-Q	001-05647	10.2	October 27, 2015
10.9+*	Letter Agreement between Mattel, Inc. and Juliana Chugg, dated August 25, 2015, regarding an offer of employment for the position of EVP & Chief Brands Officer - Core Brands
10.10+	Letter Agreement between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	January 17, 2017
10.11+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017	8-K	001-05647	10.2	January 17, 2017
10.12+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	March 28, 2012
10.13+	Amendment No. 1 to the Mattel Incentive Plan	10-Q	001-05647	10.1	October 24, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.14+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.15+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.16+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.17+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.18+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.19+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.20+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.21+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009
10.22+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-Q	001-05647	10.5	October 24, 2013
10.23+	Mattel, Inc. Executive Severance Plan (effective June 30, 2009) (the "Executive Severance Plan")	8-K	001-05647	10.4	July 2, 2009
10.24+	Amendment No. 1 to the Executive Severance Plan	10-Q	001-05647	10.6	October 24, 2013
10.25+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014) (the "Executive Severance Plan B" and collectively with the Executive Severance Plan, the "Executive Severance Plans")	8-K	001-05647	10.1	July 21, 2014
10.26+	The Mattel Cash Balance Excess Benefit Plan (as amended and restated, effective July 1, 2012)	10-K	001-05647	10.10	February 26, 2013
10.27+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan	10-Q	001-05647	10.7	October 24, 2013
10.28+	Mattel, Inc. Personal Investment Plan (amended and restated as of January 1, 2013) (the “PIP”)	10-K	001-05647	10.11	February 26, 2013
10.29+	Amendment One to the PIP	10-K	001-05647	10.21	February 26, 2014
10.30+	Amendment Two to the PIP	10-K	001-05647	10.22	February 25, 2015
10.31+	Amendment Three to the PIP	10-K	001-05647	10.23	February 25, 2015
10.32+	Amendment Four and Merger Agreement for the PIP and the MEGA Brands America, Inc. 401(k) Savings Plan	10-K	001-05647	10.24	February 25, 2015
10.33+	Amendment Five to the PIP	10-Q	001-05647	10.6	July 28, 2015
10.34+*	Amendment Six to the PIP
10.35+	Mattel, Inc. 2005 Equity Compensation Plan (the “2005 Plan”)	DEF 14A	001-05647	Appendix C	April 13, 2005
10.36+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009
10.37+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009
10.38+	Amendment No. 3 to the 2005 Plan	10-Q	001-05647	10.8	October 24, 2013
10.39+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the “2010 Plan”)	DEF 14A	001-05647	Appendix A	March 30, 2010
10.40+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.41+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.42+	Form of Grant Agreement as of May 17, 2007 for grants of Non-Qualified Stock Options ("NQSOs") to employees under the 2005 Plan	8-K	001-05647	99.0	May 18, 2007
10.43+	Form of Grant Agreement as of May 17, 2007 for grants of NQSOs to Non-Employee Directors under the 2005 Plan	8-K	001-05647	99.8	May 18, 2007
10.44+	Form of Grant Agreement for August 1, 2007 grant of NQSOs to Kevin M. Farr under the 2005 Plan	8-K	001-05647	99.3	May 18, 2007
10.45+	Form of Notice of Grant and Grant Agreement for grants of Restricted Stock Units ("RSUs") to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2010
10.46+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.47+	Form of Notice of Grant and Grant Agreement for grants of RSUs to employees under the 2010 Plan	10-Q	001-05647	10.2	October 27, 2010
10.48+	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based RSUs ("Performance Units") under the 2010 Plan to certain Executive Officers with employment agreements and participants in the Executive Severance Plan	10-Q	001-05647	10.1	April 27, 2011
10.49+	Form of Grant Agreement for grants of Performance Units to senior executives under the 2010 Plan	10-Q	001-05647	10.2	April 27, 2011
10.50+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to certain Executive Officers with employment agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010
10.51+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010
10.52+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.4	October 27, 2015
10.53+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.5	October 27, 2015
10.54+	Form of Grant Agreement for grants of RSUs to employees under the Amended 2010 Plan	10-Q	001-05647	10.6	October 27, 2015
10.55+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	October 27, 2015
10.56+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	October 27, 2015
10.57+	Form of Grant Agreement for grants of NQSOs to employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.58+	Form of Grant Agreement for grants of Performance Units to participants in the Executive Severance Plans under the Amended 2010 Plan	10-Q	001-05647	10.1	April 28, 2016

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.59+	Form of Grant Agreement for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.2	April 28, 2016
10.60+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.61+*	Notice of Grant and Grant Agreement for February 8, 2017 make-whole grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan
10.62+*	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan
10.63+*	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of NQSOs to Margaret H. Georgiadis under the Amended 2010 Plan
12.0*	Computation of Earnings to Fixed Charges
21.0*	Subsidiaries of the Registrant as of December 31, 2016
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (on page 106 of Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 23, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 23, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 23, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Kevin M. Farr Chief Financial Officer
Date: February 23, 2017

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Mattel, Inc., do hereby severally constitute and appoint Robert Normile, Tiffani L. Magri, and Margaret H. Georgiadis, and each of them, our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Mattel, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARGARET H. GEORGIADIS	Chief Executive Officer (principal executive officer)	February 23, 2017
Margaret H. Georgiadis

/S/ KEVIN M. FARR	Chief Financial Officer (principal financial officer)	February 23, 2017
Kevin M. Farr

/S/ JOSEPH B. JOHNSON	Senior Vice President and Corporate Controller (principal accounting officer)	February 23, 2017
Joseph B. Johnson

/S/ CHRISTOPHER A. SINCLAIR	Executive Chairman of the Board	February 23, 2017
Christopher A. Sinclair

/S/ MICHAEL J. DOLAN	Director	February 23, 2017
Michael J. Dolan

/S/ TREVOR A. EDWARDS	Director	February 23, 2017
Trevor A. Edwards

/S/ DR. FRANCES D. FERGUSSON	Director	February 23, 2017
Dr. Frances D. Fergusson

/S/ ANN LEWNES	Director	February 23, 2017
Ann Lewnes

/S/ DOMINIC NG	Director	February 23, 2017
Dominic Ng

/S/ VASANT M. PRABHU	Director	February 23, 2017
Vasant M. Prabhu

/S/ DEAN A. SCARBOROUGH	Director	February 23, 2017
Dean A. Scarborough

/S/ DIRK VAN DE PUT	Director	February 23, 2017
Dirk Van de Put

/S/ KATHY WHITE LOYD	Director	February 23, 2017
Kathy White Loyd

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year Ended December 31, 2016	$24,370	$9,165		$(12,159)	(a)	$21,376
Year Ended December 31, 2015	$26,283	$5,813		$(7,726)	(a)	$24,370
Year Ended December 31, 2014	$20,416	$11,507		$(5,640)	(a)	$26,283
Allowance for Inventory Obsolescence:
Year Ended December 31, 2016	$45,715	$31,455		$(40,394)	(b)	$36,776
Year Ended December 31, 2015	$46,899	$33,305		$(34,489)	(b)	$45,715
Year Ended December 31, 2014	$49,113	$39,235		$(41,449)	(b)	$46,899
Income Tax Valuation Allowances:
Year Ended December 31, 2016	$77,334	$15,772	(d)	$(18,981)	(c)	$74,125
Year Ended December 31, 2015	$133,297	$8,161		$(64,124)	(c)	$77,334
Year Ended December 31, 2014	$64,641	$73,497		$(4,841)	(c)	$133,297

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b)	Primarily relates to the disposal of related inventory and raw materials and currency translation adjustments.

(c)
Primarily represents projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2016; projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2015; and projected utilization and write-offs of loss carryforwards for 2014.

(d)	Primarily represents increases related to losses without benefit and certain deferred tax assets.