Form 10-Q
period 2017-03-31
MATTEL INC /DE/
filed 2017-04-27
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 14, 2017:
342,556,368 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “aims,” “estimates,” “projects,” “on track” or words of similar meaning, or future or conditional verbs, such as “will,” “should,” “could,” or “may.” A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. Mattel’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties detailed in Part 1, Item 1A “Risk Factors” in Mattel’s 2016 Annual Report on Form 10-K. Mattel expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new developments or otherwise.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016	December 31, 2016
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$381,887	$599,708	$869,531
Accounts receivable, net	806,800	748,074	1,115,217
Inventories	769,799	698,316	613,798
Prepaid expenses and other current assets	362,879	349,859	341,518
Total current assets	2,321,365	2,395,957	2,940,064
Noncurrent Assets
Property, plant, and equipment, net	783,469	732,667	773,965
Goodwill	1,389,920	1,401,567	1,387,628
Other noncurrent assets	1,426,175	1,438,754	1,392,137
Total Assets	$5,920,929	$5,968,945	$6,493,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$180,000	$—	$192,168
Current portion of long-term debt	250,000	300,000	—
Accounts payable	481,412	424,349	664,857
Accrued liabilities	450,316	495,383	628,826
Income taxes payable	9,316	14,393	19,722
Total current liabilities	1,371,044	1,234,125	1,505,573
Noncurrent Liabilities
Long-term debt	1,884,982	1,785,427	2,134,271
Other noncurrent liabilities	448,962	474,273	446,168
Total noncurrent liabilities	2,333,944	2,259,700	2,580,439
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,798,726	1,797,967	1,790,832
Treasury stock at cost: 98.8 million shares, 101.0 million shares, and 99.0 million shares, respectively	(2,422,197)	(2,476,006)	(2,426,749)
Retained earnings	3,301,875	3,542,486	3,545,359
Accumulated other comprehensive loss	(903,832)	(830,696)	(943,029)
Total stockholders’ equity	2,215,941	2,475,120	2,407,782
Total Liabilities and Stockholders’ Equity	$5,920,929	$5,968,945	$6,493,794
The accompanying notes are an integral part of these financial statements

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited; in thousands, except per share amounts)
Net Sales	$735,618	$869,399
Cost of sales	456,840	480,728
Gross Profit	278,778	388,671
Advertising and promotion expenses	73,562	86,943
Other selling and administrative expenses	332,244	350,874
Operating Loss	(127,028)	(49,146)
Interest expense	22,030	22,520
Interest (income)	(2,466)	(2,360)
Other non-operating (income) expense, net	(921)	24,173
Loss Before Income Taxes	(145,671)	(93,479)
Benefit from income taxes	(32,440)	(20,520)
Net Loss	$(113,231)	$(72,959)
Net Loss Per Common Share—Basic	$(0.33)	$(0.21)
Weighted average number of common shares	342,914	340,369
Net Loss Per Common Share—Diluted	$(0.33)	$(0.21)
Weighted average number of common and potential common shares	342,914	340,369
Dividends Declared Per Common Share	$0.38	$0.38
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited; in thousands)
Net Loss	$(113,231)	$(72,959)
Other Comprehensive Income, Net of Tax:
Currency translation adjustments	54,269	40,021
Defined benefit pension plan adjustments	1,055	1,085
Net unrealized loss on available-for-sale security	(1,314)	—
Net unrealized losses on derivative instruments:
Unrealized holding losses	(12,584)	(15,893)
Reclassification adjustment for realized gains included in net income	(2,229)	(7,010)
	(14,813)	(22,903)
Other Comprehensive Income, Net of Tax	39,197	18,203
Comprehensive Loss	$(74,034)	$(54,756)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(113,231)	$(72,959)
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	59,312	60,002
Amortization	5,239	6,338
Deferred income taxes	(45,434)	(35,197)
Share-based compensation	12,671	12,364
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	323,810	402,501
Inventories	(146,003)	(96,132)
Prepaid expenses and other current assets	(24,980)	20,833
Accounts payable, accrued liabilities, and income taxes payable	(363,469)	(358,700)
Other, net	(17,956)	(28,303)
Net cash flows used for operating activities	(310,041)	(89,253)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(29,286)	(31,077)
Purchases of other property, plant, and equipment	(41,046)	(14,232)
Payments for acquisition, net of cash acquired	—	(32,606)
Proceeds from foreign currency forward exchange contracts	25,928	19,379
Other, net	(291)	3,792
Net cash flows used for investing activities	(44,695)	(54,744)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(192,168)	(16,914)
Proceeds from short-term borrowings, net	180,000	—
Payments of dividends on common stock	(130,129)	(129,202)
Proceeds from exercise of stock options	1,415	12,421
Other, net	(1,764)	(670)
Net cash flows used for financing activities	(142,646)	(134,365)
Effect of Currency Exchange Rate Changes on Cash	9,738	(14,744)
Decrease in Cash and Equivalents	(487,644)	(293,106)
Cash and Equivalents at Beginning of Period	869,531	892,814
Cash and Equivalents at End of Period	$381,887	$599,708
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
The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2016 Annual Report on Form 10-K.

2.	Accounts Receivable
Accounts receivable are net of allowances for doubtful accounts of $23.3 million, $31.9 million, and $21.4 million as of March 31, 2017, March 31, 2016, and December 31, 2016, respectively.

3.	Inventories
Inventories include the following:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Raw materials and work in process	$121,746	$126,511	$112,327
Finished goods	648,053	571,805	501,471
	$769,799	$698,316	$613,798

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Land	$25,186	$27,125	$25,113
Buildings	285,051	276,413	280,226
Machinery and equipment	850,723	777,831	828,969
Software	364,495	337,147	356,622
Tools, dies, and molds	880,171	842,136	869,385
Capital leases	23,970	23,970	23,970
Leasehold improvements	270,659	250,556	261,254
	2,700,255	2,535,178	2,645,539
Less: accumulated depreciation	(1,916,786)	(1,802,511)	(1,871,574)
	$783,469	$732,667	$773,965

5.	Goodwill
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
The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2017 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2016	Currency Exchange Rate Impact	March 31, 2017
	(In thousands)
North America	$730,139	$483	$730,622
International	445,008	1,746	446,754
American Girl	212,481	63	212,544
Total goodwill	$1,387,628	$2,292	$1,389,920
Acquisitions of Sproutling, Inc. and Fuhu, assets
In January 2016, Mattel completed its acquisition of Sproutling, Inc. ("Sproutling"), a maker of smart technology products for parents and families, for total consideration of $9.9 million and additional contingent consideration that may become payable under the terms of the agreement based on Sproutling's operating results over the next three years. Also in January 2016, Mattel acquired substantially all of the assets of Fuhu, Inc. ("Fuhu"), a developer of high technology products for children and families and best known for its nabi® brand of products, for total consideration of $23.3 million. These acquisitions are expected to strengthen Mattel's digital and smart technology capabilities and create opportunities to bring new technology-enabled products to market.
Mattel finalized the valuation of the assets acquired and liabilities assumed in the fourth quarter of 2016, which resulted in adjustments to the purchase price allocation during the measurement period. During 2016, Mattel recognized approximately $2 million of integration and acquisition costs. Integration and acquisition costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for these acquisitions have not been presented because they are not material, individually or in the aggregate, to Mattel.

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Deferred income taxes	$554,056	$548,184	$508,363
Nonamortizable identifiable intangibles	461,179	483,506	458,589
Identifiable intangibles (net of amortization of $157.9 million, $136.8 million, and $153.7 million, respectively)	198,156	218,032	201,859
Other	212,784	189,032	223,326
	$1,426,175	$1,438,754	$1,392,137
In connection with the acquisitions of Sproutling and substantially all of the assets of Fuhu in the first quarter of 2016, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $11.2 million of amortizable identifiable intangible assets, primarily related to patents.
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

7.	Accrued Liabilities
Accrued liabilities include the following:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Royalties	$46,973	$48,170	$107,077
Advertising and promotion	31,325	21,533	85,116
Taxes other than income taxes	30,209	24,108	67,555
Other	341,809	401,572	369,078
	$450,316	$495,383	$628,826

8.	Seasonal Financing
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
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at March 31, 2017.
The credit agreement is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt
Long-term debt includes the following:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	300,000	600,000	300,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000
2016 Senior Notes due August 2021	350,000	—	350,000
Debt issuance costs	(15,018)	(14,573)	(15,729)
	2,134,982	2,085,427	2,134,271
Less: current portion	(250,000)	(300,000)	—
Total long-term debt	$1,884,982	$1,785,427	$2,134,271

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

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Benefit plan liabilities	$179,720	$204,025	$192,466
Noncurrent tax liabilities	98,208	107,148	96,871
Other	171,034	163,100	156,831
	$448,962	$474,273	$446,168

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(12,584)	(1,314)	(100)	54,269	40,271
Amounts reclassified from accumulated other comprehensive income (loss)	(2,229)	—	1,155	—	(1,074)
Net (decrease) increase in other comprehensive income	(14,813)	(1,314)	1,055	54,269	39,197
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2017	$2,656	$1,835	$(156,649)	$(751,674)	$(903,832)

	For the Three Months Ended March 31, 2016
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$—	$(159,858)	$(704,404)	$(848,899)
Other comprehensive (loss) income before reclassifications	(15,893)	—	(1,024)	40,021	23,104
Amounts reclassified from accumulated other comprehensive income (loss)	(7,010)	—	2,109	—	(4,901)
Net (decrease) increase in other comprehensive income	(22,903)	—	1,085	40,021	18,203
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2016	$(7,540)	$—	$(158,773)	$(664,383)	$(830,696)
The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2017	March 31, 2016	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$2,207	$7,212	Cost of sales
	22	(202)	Provision for income taxes
	$2,229	$7,010	Net income
Defined Benefit Pension Plans
Amortization of prior service cost	$(8)	$(8)	(a)
Recognized actuarial loss	(1,857)	(1,873)	(a)
	(1,865)	(1,881)
	710	(228)	Provision for income taxes
	$(1,155)	$(2,109)	Net income
 ____________________________________________

(a)
The amortization of prior service cost and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net gain of $54.3 million for the three months ended March 31, 2017, primarily due to the strengthening of the Mexican Peso and Euro against the US dollar. Currency translation adjustments resulted in a net gain of $40.0 million for the three months ended March 31, 2016, primarily due to the strengthening of the Euro against the US dollar at the end of the quarter.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2017, March 31, 2016, and December 31, 2016, Mattel held foreign currency forward exchange contracts with notional amounts of approximately $1.48 billion, $1.22 billion, and $1.20 billion, respectively.
The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2017	March 31, 2016	December 31, 2016
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$12,198	$3,748	$18,747
Foreign currency forward exchange contracts	Other noncurrent assets	2,683	82	5,782
Total derivatives designated as hedging instruments		$14,881	$3,830	$24,529
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,303	$4,739	$2,678
Total		$17,184	$8,569	$27,207

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2017	March 31, 2016	December 31, 2016
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$7,808	$11,352	$1,917
Foreign currency forward exchange contracts	Other noncurrent liabilities	706	3,852	223
Total derivatives designated as hedging instruments		$8,514	$15,204	$2,140
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$6,671	$472	$7,072
Total		$15,185	$15,676	$9,212

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2017		March 31, 2016		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(12,584)	$2,229	$(15,893)	$7,010	Cost of sales
The net gains of $2.2 million and $7.0 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$25,569	$23,592	Other non-operating income/expense
Foreign currency forward exchange contracts	386	1,125	Cost of sales
Total	$25,955	$24,717
The net gains of $26.0 million and $24.7 million recognized in the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$17,184	$—	$17,184
Available-for-sale security (b)	13,624	—	—	13,624
Total assets	$13,624	$17,184	$—	$30,808
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$15,185	$—	$15,185

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$8,569	$—	$8,569
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$15,676	$—	$15,676

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$27,207	$—	$27,207
Available-for-sale security (b)	14,939	—	—	14,939
Total assets	$14,939	$27,207	$—	$42,146
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$9,212	$—	$9,212
 ____________________________________________

(a)
The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflect the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

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
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.19 billion (compared to a carrying value of $2.15 billion) as of March 31, 2017, $2.15 billion (compared to a carrying value of $2.10 billion) as of March 31, 2016, and $2.18 billion (compared to a carrying value of $2.15 billion) as of December 31, 2016. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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
The following table reconciles earnings per common share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands, except per share amounts)
Basic:
Net loss	$(113,231)	$(72,959)
Less: net loss allocable to participating RSUs (a)	—	—
Net loss available for basic common shares	$(113,231)	$(72,959)
Weighted average common shares outstanding	342,914	340,369
Basic net loss per common share	$(0.33)	$(0.21)
Diluted:
Net loss	$(113,231)	$(72,959)
Less: net loss allocable to participating RSUs (a)	—	—
Net loss available for diluted common shares	$(113,231)	$(72,959)
Weighted average common shares outstanding	342,914	340,369
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	—
Weighted average number of common and potential common shares	342,914	340,369
Diluted net loss per common share	$(0.33)	$(0.21)
 _______________________________________

(a)	During the three months ended March 31, 2017 and 2016, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses.
Mattel was in a net loss position during the three months ended March 31, 2017 and 2016, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

15.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2016 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Service cost	$1,166	$1,422
Interest cost	5,320	6,141
Expected return on plan assets	(5,733)	(6,473)
Amortization of prior service cost	8	8
Recognized actuarial loss	1,820	1,836
	$2,581	$2,934
A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Service cost	$1	$13
Interest cost	255	286
Recognized actuarial loss	37	37
	$293	$336
During the three months ended March 31, 2017, Mattel made cash contributions totaling approximately $2 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2017, Mattel expects to make additional cash contributions of approximately $8 million.

16.	Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements–Share-Based Payments” in its 2016 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.
In March 2017, the Compensation Committee approved a new long-term incentive program ("LTIP") for the performance cycle of January 1, 2017–December 31, 2019. As of March 31, 2017, Mattel has two long-term incentive programs in place: (i) a January 1, 2016–December 31, 2018 performance cycle, and (ii) a January 1, 2017–December 31, 2019 performance cycle.
For the January 1, 2017–December 31, 2019 LTIP performance cycle, Mattel granted performance-based restricted stock units ("Performance RSUs") under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives. Performance RSUs granted under this program will be earned based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on a three-year average of annual achievements of Mattel's performance with respect to annual EPS targets for the performance cycle ("the 2017-2019 performance-related component") and then adjusted upward or downward based on Mattel's total shareholder return ("TSR") for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 (the "2017-2019 market-related component"). The Performance RSUs under the 2017-2019 LTIP performance cycle have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid.

During the three months ended March 31, 2017, Mattel recognized no expense related to the 2017-2019 performance-related component or 2016-2018 performance-related component. Additionally, during the three months ended March 31, 2017, Mattel recognized no expense related to the 2017-2019 market-related component and $0.1 million of expense related to the 2016-2018 market-related component. These amounts are included within RSU compensation expense in the table below.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Stock option compensation expense	$3,073	$2,379
RSU compensation expense	9,598	9,985
	$12,671	$12,364
As of March 31, 2017, total unrecognized compensation cost related to unvested share-based payments totaled $104.9 million and is expected to be recognized over a weighted-average period of 2.0 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the three months ended March 31, 2017 and 2016 was $1.4 million and $12.4 million, respectively.

17.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Design and development	$51,812	$51,836
Identifiable intangible asset amortization	4,189	5,293

18.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating income (expense), net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, Mexican peso, Australian dollar, British pound sterling, Canadian dollar, Brazilian real, and Russian ruble are the primary transactions that cause foreign currency transaction exposure for Mattel.
Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Operating loss	$(28,149)	$(11,842)
Other non-operating income (expense), net	16	(26,989)
Net transaction losses	$(28,133)	$(38,831)

In March 2016, the Venezuelan government revised its currency exchange platform to a dual system. The Sistema Complementario de Administración de Divisas ("SICAD") rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate. The existing Marginal Currency System ("SIMADI") rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. During the three months ended March 31, 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate and recognized an unrealized foreign currency exchange loss of approximately $26 million in other non-operating (income) expense, net as a result of the change in the remeasurement rate.

19.	Income Taxes
Mattel’s benefit from income taxes was $32.4 million and $20.5 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, Mattel recognized net discrete tax expense of $0.5 million and $0.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $11 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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
Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $18.0 million. The high end of this range, approximately $18.0 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney's fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $7.5 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel do Brasil believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision and currently does not believe that a loss is probable for this matter. Accordingly, a liability has not been accrued to date. Mattel do Brasil may be required by the Trial Court to place a bond for the full amount of the damage award in escrow pending an appeal decision by the Superior Court.

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

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Revenues by Segment
North America	$362,318	$490,522
International	366,336	374,804
American Girl	85,984	96,779
Gross sales	814,638	962,105
Sales adjustments	(79,020)	(92,706)
Net sales	$735,618	$869,399

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Segment (Loss) Income
North America	$(19,340)	$41,149
International	(24,842)	(17,362)
American Girl	(5,785)	3,387
	(49,967)	27,174
Corporate and other expense (a)	(77,061)	(76,320)
Operating loss	(127,028)	(49,146)
Interest expense	22,030	22,520
Interest (income)	(2,466)	(2,360)
Other non-operating (income) expense, net	(921)	24,173
Loss before income taxes	$(145,671)	$(93,479)
__________________________________________

(a)
Corporate and other expense includes severance and restructuring expenses of $3.0 million and $9.8 million for the three months ended March 31, 2017 and 2016 , respectively, and share-based compensation expense of $12.7 million and $12.4 million for the three months ended March 31, 2017 and 2016, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2017	March 31, 2016	December 31, 2016
	(In thousands)
Assets by Segment
North America	$624,539	$590,939	$677,203
International	675,996	594,507	766,584
American Girl	150,373	114,026	154,924
	1,450,908	1,299,472	1,598,711
Corporate and other	125,691	146,918	130,304
Accounts receivable and inventories, net	$1,576,599	$1,446,390	$1,729,015
The table below presents worldwide revenues by brand category:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$441,064	$527,854
Fisher-Price Brands	246,889	272,612
American Girl Brands	82,214	93,286
Construction and Arts & Crafts Brands	38,501	61,915
Other	5,970	6,438
Gross sales	814,638	962,105
Sales adjustments	(79,020)	(92,706)
Net sales	$735,618	$869,399

22.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.  ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017.  Early application is permitted after December 15, 2016.  In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, and ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which clarifies guidance on assessing collectibility, presenting sales taxes and other similar taxes collected from customers, measuring noncash consideration, and certain transition matters. Mattel intends to adopt ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 (collectively, the “new revenue standards”) using the modified retrospective transition method. Upon adoption, Mattel will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Mattel is currently evaluating the impact of the adoption of the new revenue standards on its operating results and financial position.

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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope on recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. ASU 2017-05 will be effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Mattel is currently evaluating the impact of the adoption of ASU 2017-05 on its operating results and financial position.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities that sponsor defined benefit plans to (i) present service cost within operations, if such a subtotal is presented, (ii) other components of net benefit costs should be presented separately outside of income from operations, if such a subtotal is presented, and (iii) only the service cost component should be capitalized, when applicable. If a separate line item is not used, the line item in the income statement where the other components of net benefit costs are included must be disclosed. Further, gains and losses from curtailments and settlements, and the cost of certain termination benefits should be reported in the same manner as other components of net benefit cost. ASU 2017-07 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early application is permitted as of the beginning of an annual period for which interim financial statements have not been issued. Mattel is currently evaluating the impact of the adoption of ASU 2017-07 on its operating results and financial statements.

23.	Subsequent Event
On April 20, 2017, Mattel announced that its Board of Directors declared a second quarter dividend of $0.38 per common share. The dividend is payable on June 9, 2017 to stockholders of record on May 19, 2017.

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
The following discussion also includes gross sales and currency exchange rate impact, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (“Regulation G”), to supplement the financial results as reported in accordance with GAAP. Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Management believes that the disclosure of non-GAAP financial measures provides useful supplemental information to investors to allow them to better evaluate ongoing business performance and certain components of Mattel's results. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to “Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q for a more detailed discussion, including a reconciliation of gross sales, a non-GAAP financial measure, to net sales, its most directly comparable GAAP financial measure.
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

First Quarter 2017 Overview
Mattel's performance during the first quarter of 2017 was below expectations. A greater than expected impact of the retail inventory overhang coming out of the holiday period and the resulting slower pace of retail reorders, mixed with a lighter entertainment slate, and unfavorable timing of the Easter holiday negatively impacted the results. Although first quarter earnings were below expectations, internal consumer takeaway analysis, tracked at wholesale, showed key core brands including Barbie, Fisher-Price, and Hot Wheels continuing to demonstrate strength in the marketplace. We are equally encouraged by our performance in emerging markets, particularly Asia Pacific and Latin America, which continue to show significant long-term potential.
Mattel’s first quarter 2017 financial highlights include the following:

•	Net sales in the first quarter of 2017 were $735.6 million, down 15% as compared to first quarter of 2016 net sales of $869.4 million.

•	Gross sales in the first quarter of 2017 were $814.6 million, down 15% as compared to first quarter of 2016 gross sales of $962.1 million.

•	Gross margin in the first quarter of 2017 was 37.9%, a decrease of 680 basis points from the first quarter of 2016.

•	Operating loss in the first quarter of 2017 was $127.0 million, as compared to operating loss of $49.1 million in the first quarter of 2016.

•	Loss per share in the first quarter of 2017 was $0.33, as compared to loss per share of $0.21 in the first quarter of 2016.
Results of Operations—First Quarter
Consolidated Results
Net sales for the first quarter of 2017 were $735.6 million, a 15% decrease, as compared to $869.4 million in the first quarter of 2016. Net loss for the first quarter of 2017 was $113.2 million, or $0.33 per diluted share, as compared to net loss of $73.0 million, or $0.21 per diluted share, in the first quarter of 2016. Net loss for the first quarter of 2017 was negatively impacted by lower gross profit, partially offset by lower other non-operating expenses, lower other selling and administrative expenses, and lower advertising and promotion expenses.
The following table provides a summary of Mattel’s consolidated results for the first quarter of 2017 and 2016 (in millions, except percentage and basis point information):

	For the Three Months Ended				Year/Year Change
	March 31, 2017		March 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
Net sales	$735.6	100.0%	$869.4	100.0%	-15%	—
Gross profit	$278.8	37.9%	$388.7	44.7%	-28%	-680
Advertising and promotion expenses	73.6	10.0%	86.9	10.0%	-15%	—
Other selling and administrative expenses	332.2	45.2%	350.9	40.4%	-5%	480
Operating loss	(127.0)	-17.3%	(49.1)	-5.7%	158%	-1,160
Interest expense	22.0	3.0%	22.5	2.6%	-2%	40
Interest (income)	(2.5)	-0.3%	(2.4)	-0.3%	4%	—
Other non-operating (income) expense, net	(0.8)		24.3
Loss before income taxes	$(145.7)	-19.8%	$(93.5)	-10.8%	56%	-900
Sales
Net sales for the first quarter of 2017 were $735.6 million, a 15% decrease, as compared to $869.4 million in the first quarter of 2016.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the first quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2017	March 31, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$123.4	$141.1	-13%	-1%
Other Girls	47.8	72.4	-34%	—%
Wheels	139.8	134.9	4%	—%
Entertainment	130.1	179.5	-27%	—%
	441.1	527.9	-16%	—%
Fisher-Price Brands:
Core Fisher-Price	166.8	178.3	-6%	—%
Fisher-Price Friends	68.9	79.6	-13%	-3%
Other Fisher-Price	11.2	14.7	-24%	—%
	246.9	272.6	-9%	-1%
American Girl Brands	82.2	93.3	-12%	—%
Construction and Arts & Crafts Brands	38.5	61.9	-38%	—%
Other	5.9	6.4
Total Gross Sales	$814.6	$962.1	-15%	—%
Sales Adjustments	(79.0)	(92.7)
Total Net Sales	$735.6	$869.4	-15%	—%
Gross sales were $814.6 million in the first quarter of 2017, a decrease of $147.5 million or 15%, as compared to $962.1 million in the first quarter of 2016. The decrease in gross sales was primarily due to lower sales of Construction and Arts & Crafts, Other Girls, Entertainment, Barbie, Fisher-Price Friends, and American Girl products. Of the 38% decrease in Construction and Arts & Crafts gross sales, 36% was due to lower sales of MEGA BLOKS products. Of the 34% decrease in Other Girls gross sales, 32% was due to lower sales of Monster High products and 17% was due to lower sales of Ever After High products, partially offset by higher sales of DC Super Hero Girls products of 15%. Of the 27% decrease in Entertainment gross sales, 18% was due to lower sales of DC Comics products, 6% was due to lower sales of Minecraft products, and 3% was due to lower sales of WWE products, partially offset by higher sales of Cars products of 6%. The 13% decrease in Barbie gross sales was primarily due to fourth quarter inventory overhang. Of the 13% decrease in Fisher-Price Friends gross sales, 14% was due to lower sales of Thomas and Friends products and 6% was due to lower licensing income, partially offset by higher sales of Shimmer and Shine™ products of 8%. Of the 12% decrease in American Girl gross sales, 9% was due to lower sales of Truly Me products and 7% was due to lower sales of Girl of the Year products, partially offset by higher sales of Wellie Wishers and contemporary doll product lines of 8%.
Cost of Sales
Cost of sales as a percentage of net sales was 62.1% in the first quarter of 2017, as compared to 55.3% in the first quarter of 2016. Cost of sales decreased by $23.9 million, or 5%, to $456.8 million in the first quarter of 2017 from $480.7 million in the first quarter of 2016, as compared to a 15% decrease in net sales. Within cost of sales, product and other costs decreased by $16.4 million, or 4%, to $366.4 million in the first quarter of 2017 from $382.8 million in the first quarter of 2016; royalty expenses decreased by $9.5 million, or 25%, to $28.4 million in the first quarter of 2017 from $37.9 million in the first quarter of 2016; freight and logistics expenses increased by $2.0 million, or 3%, to $62.0 million in the first quarter of 2017 from $60.0 million in the first quarter of 2016.
Gross Margin
Gross margin decreased to 37.9% in the first quarter of 2017 from 44.7% in the first quarter of 2016. The decrease in gross margin was driven by higher obsolescence expense, the unfavorable impact of fixed cost absorption due to lower sales, lower licensing income, higher freight and logistics expenses, unfavorable product mix, unfavorable foreign currency, and higher product-related costs, partially offset by strategic pricing and cost savings initiatives.

Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales were flat at 10.0% in the first quarter of 2017 and 2016.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $332.2 million, or 45.2% of net sales, in the first quarter of 2017, as compared to $350.9 million, or 40.4% of net sales, in the first quarter of 2016. The decrease in other selling and administrative expenses was primarily due to lower severance and restructuring charges of approximately $7 million, savings from cost savings initiatives of approximately $6 million, and a favorable impact from changes in currency exchange rates of approximately $4 million.
Other Non-Operating (Income) Expense, Net
Other non-operating income was $0.8 million in the first quarter of 2017, as compared to other non-operating expense of $24.3 million in the first quarter of 2016. The change in other non-operating (income) expense, net was primarily due to the change in the remeasurement rate used by Mattel's Venezuelan subsidiary, which resulted in an unrealized foreign currency exchange loss of approximately $26 million in the first quarter of 2016.
Provision for Income Taxes
Mattel’s benefit from income taxes was $32.4 million and $20.5 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, Mattel recognized net discrete tax expense of $0.5 million and $0.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2017	March 31, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$46.9	$69.0	-32%	—%
Other Girls	18.7	36.6	-49%	—%
Wheels	62.5	69.0	-9%	1%
Entertainment	74.6	110.2	-32%	—%
	202.7	284.8	-29%	—%
Fisher-Price Brands:
Core Fisher-Price	93.8	105.0	-11%	—%
Fisher-Price Friends	28.2	40.6	-31%	-1%
Other Fisher-Price	11.1	14.5	-23%	—%
	133.1	160.1	-17%	—%
Construction and Arts & Crafts Brands	24.3	42.8	-43%	1%
Other	2.2	2.8
Total Gross Sales	$362.3	$490.5	-26%	—%
Sales Adjustments	(20.1)	(33.6)
Total Net Sales	$342.2	$456.9	-25%	—%

Gross sales for the North America segment were $362.3 million in the first quarter of 2017, a decrease of $128.2 million, or 26%, as compared to $490.5 million in the first quarter of 2016. The decrease in the North America segment gross sales was primarily due to lower sales of Other Girls, Construction and Arts & Crafts, Entertainment, Barbie, Fisher-Price Friends, and Core Fisher-Price products. Of the 49% decrease in Other Girls gross sales, 38% was due to lower sales of Monster High products, 24% was due to lower sales of Ever After High products, and 7% was due to lower sales of Disney Princess® products, partially offset by higher sales of DC Super Hero Girls products of 10% and initial sales of Wonder Woman products of 8%. Of the 43% decrease in Construction and Arts & Crafts gross sales, 41% was due to lower sales of MEGA BLOKS products. Of the 32% decrease in Entertainment gross sales, 18% was due to lower sales of DC Comics products, 8% was due to lower sales of Minecraft products, 4% was due to lower sales of WWE products, and 4% was due to lower sales of Dinotrux® products, partially offset by higher sales of Cars products of 8%. The 32% decrease in Barbie gross sales was primarily due to fourth quarter inventory overhang. Of the 31% decrease in Fisher-Price Friends gross sales, 23% was due to lower sales of Thomas and Friends products, 12% was due to lower licensing income, and 6% was due to lower sales of other Nickelodeon® products, partially offset by higher sales of Shimmer and Shine products of 10%. Of the 11% decrease in Core Fisher-Price gross sales, 11% was due to lower sales of infant products. Cost of sales decreased 15% in the first quarter of 2017, as compared to a 25% decrease in net sales, primarily due to lower product and other costs. Gross margins in the first quarter of 2017 decreased as a result of the unfavorable impact of fixed cost absorption due to lower sales, higher obsolescence expense, lower licensing income, higher freight and logistics expenses, and unfavorable product mix.
North America segment loss increased by 147% to $19.3 million in the first quarter of 2017, as compared to segment income of $41.1 million in the first quarter of 2016, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first quarter of 2017 versus 2016:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-2%	-1%
Europe	-10%	-4%
Latin America	-1%	2%
Asia Pacific	17%	-2%
The following table provides a summary of percentage changes in gross sales within the International segment in the first quarter of 2017 versus 2016:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	-2%	-2%
Europe	-10%	-3%
Latin America	4%	2%
Asia Pacific	17%	-1%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2017	March 31, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$76.5	$72.1	6%	-2%
Other Girls	29.1	35.7	-19%	—%
Wheels	77.3	65.9	17%	-1%
Entertainment	55.5	69.4	-20%	-3%
	238.4	243.1	-2%	-1%
Fisher-Price Brands:
Core Fisher-Price	73.0	73.3	—%	-1%
Fisher-Price Friends	40.7	39.0	4%	-7%
Other Fisher-Price	0.1	0.2
	113.8	112.5	1%	-3%
Construction and Arts & Crafts Brands	14.1	19.1	-26%	-1%
Other	—	0.1
Total Gross Sales	$366.3	$374.8	-2%	-2%
Sales Adjustments	(54.8)	(55.5)
Total Net Sales	$311.5	$319.3	-2%	-1%
Gross sales for the International segment were $366.3 million in the first quarter of 2017, a decrease of $8.5 million, or 2%, as compared to $374.8 million in the first quarter of 2016, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Construction and Arts & Crafts, Entertainment, and Other Girls products, partially offset by higher sales of Wheels products. Of the 26% decrease in Construction and Arts & Crafts gross sales, 26% was due to lower sales of MEGA BLOKS products. Of the 20% decrease in Entertainment gross sales, 21% was due to lower sales of DC Comics products and 3% was due to lower sales of Minecraft products, partially offset by higher sales of Cars products of 4%. Of the 19% decrease in Other Girls gross sales, 28% was due to lower sales of Monster High products and 14% was due to lower sales of Disney Princess products, partially offset by higher sales of DC Super Hero Girls products of 21%. Of the 17% increase in Wheels gross sales, 14% was due to higher sales of Hot Wheels products and 3% was due to higher sales of Fast & Furious™ products. Cost of sales increased 9% in the first quarter of 2017, as compared to a 2% decrease in net sales, primarily due to higher product and other costs, partially offset by lower royalty expense. Gross margins in the first quarter of 2017 decreased as a result of higher obsolescence expense, lower licensing income, and unfavorable foreign currency, partially offset by strategic pricing.
International segment loss increased 43% to $24.8 million in the first quarter of 2017, as compared to $17.4 million in the first quarter of 2016, primarily due to lower gross profit and higher other selling and administrative expenses, partially offset by lower advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2017	March 31, 2016
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$82.2	$93.3	-12%	—%
Construction and Arts & Crafts Brands	0.1	—
Other Brands	3.7	3.5	4%	-4%
Total Gross Sales	$86.0	$96.8	-11%	—%
Sales Adjustments	(4.1)	(3.6)
Total Net Sales	$81.9	$93.2	-12%	—%
Gross sales for the American Girl segment were $86.0 million in the first quarter of 2017, a decrease of $10.8 million, or 11%, as compared to $96.8 million in the first quarter of 2016. The decrease in the American Girl segment gross sales was primarily due to lower sales of American Girl brands products. Of the 12% decrease in American Girl brands gross sales, 9% was due to lower sales of Truly Me products and 7% was due to lower sales of Girl of the Year products, partially offset by higher sales of Wellie Wishers and contemporary doll product lines of 8%. Cost of sales decreased 7% in the first quarter of 2017, as compared to a 12% decrease in net sales, primarily due to lower product and other costs. Gross margins in the first quarter of 2017 decreased as a result of higher obsolescence expense and unfavorable product mix.
American Girl segment loss increased 271% to $5.8 million in the first quarter of 2017, as compared to segment income of $3.4 million in the first quarter of 2016, primarily due to lower gross profit.
Income Taxes
Mattel’s benefit from income taxes was $32.4 million and $20.5 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, Mattel recognized net discrete tax expense of $0.5 million and $0.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $11 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
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

Of Mattel’s $381.9 million in cash and equivalents as of March 31, 2017, approximately $265 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and/or distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to the commercial paper markets and its Credit Facility, which it uses for seasonal working capital requirements. As of March 31, 2017, Mattel had available incremental borrowing resources totaling $1.42 billion under the Credit Facility, and Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Operating Activities
Cash flows used for operating activities were $310.0 million in the first three months of 2017, as compared to $89.3 million in the first three months of 2016. The cash flows used for operating activities increased primarily due to higher working capital usage and a higher net loss.
Investing Activities
Cash flows used for investing activities were $44.7 million in the first three months of 2017, as compared to $54.7 million in the first three months of 2016. The cash flows used for investing activities decreased primarily due to a decrease in payments for acquisitions and changes in foreign currency forward exchange contracts, partially offset by higher capital spending.
Financing Activities
Cash flows used for financing activities were $142.6 million in the first three months of 2017, as compared to $134.4 million in the first three months of 2016. The increase in cash flows used for financing activities was primarily driven by lower proceeds from the exercise of stock options.
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
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at the end of the three months ended March 31, 2017. As of March 31, 2017, Mattel’s consolidated debt-to-Consolidated EBITDA ratio, as calculated per the terms of the credit agreement, was 3.04 to 1 (compared to a maximum allowed of 3.50 to 1), and Mattel’s interest coverage ratio was 8.11 to 1 (compared to a minimum required of 3.50 to 1).
The agreement governing the credit facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the credit facility. If Mattel were to default under the terms of the credit facility, its ability to meet its seasonal financing requirements could be adversely affected.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend the majority of these credit lines throughout 2017.
Mattel believes its cash on hand, amounts available under its credit facility, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2017.

Financial Position
Mattel’s cash and equivalents decreased $487.6 million to $381.9 million at March 31, 2017, as compared to $869.5 million at December 31, 2016. The decrease was primarily due to working capital usage, dividend payments and purchases of tools, dies, and molds and other property, plant and equipment, partially offset by proceeds from foreign currency forward exchange contracts.
Accounts receivable decreased $308.4 million to $806.8 million at March 31, 2017, as compared to $1.12 billion at December 31, 2016, primarily due to the seasonality of Mattel's business. Inventory increased $156.0 million to $769.8 million at March 31, 2017, as compared to $613.8 million at December 31, 2016, primarily due to lower-than-expected sales volume in the first quarter of 2017 and higher inventory to meet expected future demand of new products related to CARS 3.
Accounts payable and accrued liabilities decreased $362.0 million to $931.7 million at March 31, 2017, as compared to $1.29 billion at December 31, 2016. The decrease was primarily due to the timing and amount of payments for various liabilities, including royalties and advertising and promotion.
Noncurrent long-term debt decreased to $1.88 billion at March 31, 2017 from $2.13 billion at December 31, 2016 due to the reclassification of $250.0 million of 2013 Senior Notes to current.
A summary of Mattel’s capitalization is as follows:

	March 31, 2017		March 31, 2016		December 31, 2016
	(In millions, except percentage information)
2010 Senior Notes	$500.0	11%	$500.0	11%	$500.0	10%
2011 Senior Notes	300.0	6	300.0	5	300.0	6
2013 Senior Notes	250.0	5	500.0	11	500.0	10
2014 Senior Notes	500.0	11	500.0	11	500.0	10
2016 Senior Notes	350.0	8	—	—	350.0	7
Debt issuance costs	(15.0)	—	(14.6)	—	(15.7)	—
Total noncurrent long-term debt	1,885.0	41	1,785.4	38	2,134.3	43
Other noncurrent liabilities	449.0	10	474.3	10	446.1	9
Stockholders’ equity	2,215.9	49	2,475.1	52	2,407.8	48
	$4,549.9	100%	$4,734.8	100%	$4,988.2	100%
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 45.7% at March 31, 2016 to 51.1% at March 31, 2017 as a result of higher debt and lower stockholders’ equity.
Litigation
See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2016 and did not change during the first three months of 2017.
New Accounting Pronouncements
See Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements” of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
To supplement the financial results presented in accordance with GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures that Mattel presents include currency exchange rate impact and gross sales. Mattel uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Mattel believes that the disclosure of non-GAAP financial measures provides useful supplemental information to investors to be able to better evaluate ongoing business performance and certain components of the Company's results. These measures are not, and should not be viewed as, substitutes for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
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
The consistent exchange rates are determined by Mattel at the beginning of each year and are applied consistently during the year. They are generally different from the actual exchange rates in effect during the current or prior period due to volatility in actual foreign exchange rates. Mattel considers whether any changes to the constant currency rates are appropriate at the beginning of each year. The exchange rates used for these constant currency calculations are generally based on prior year actual exchange rates.
Mattel believes that the disclosure of the percentage impact of foreign currency changes is useful supplemental information for investors to be able to gauge Mattel’s current business performance and the longer term strength of its overall business since foreign currency changes could potentially mask underlying sales trends. The disclosure of the percentage impact of foreign exchange allows investors to calculate the impact on a constant currency basis and also enhances their ability to compare financial results from one period to another.
Gross Sales
Gross sales represent sales to customers, excluding the impact of sales adjustments. Net sales, as reported, include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a metric for comparing its aggregate, brand, and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the details of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with brands and individual products, making net sales less meaningful. Because sales adjustments are not allocated to individual products, net sales are only presented on a consolidated and segment basis and not on a brand level.
Since sales adjustments are determined by customer rather than at the brand level, Mattel believes that the disclosure of gross sales by brand is useful supplemental information for investors to be able to assess the performance of its underlying brands (e.g., Barbie) and also enhances their ability to compare sales trends over time.
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2017	March 31, 2016
	(In millions, except percentage information)
Net sales	$735.6	$869.4	-15%	—%
Sales adjustments	79.0	92.7
Gross sales	$814.6	$962.1	-15%	—%

A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2017	March 31, 2016
	(In millions, except percentage information)
Net sales	$342.2	$456.9	-25%	—%
Sales adjustments	20.1	33.6
Gross sales	$362.3	$490.5	-26%	—%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2017	March 31, 2016
	(In millions, except percentage information)
Net sales	$311.5	$319.3	-2%	-1%
Sales adjustments	54.8	55.5
Gross sales	$366.3	$374.8	-2%	-2%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2017	March 31, 2016
	(In millions, except percentage information)
Net sales	$81.9	$93.2	-12%	—%
Sales adjustments	4.1	3.6
Gross sales	$86.0	$96.8	-11%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, Australian dollar, British pound sterling, Canadian dollar, Brazilian real, and Russian ruble are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary currency translation exposures during the first three months of 2017 were related to its net investments in entities having functional currencies denominated in the Mexican peso and Euro.

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
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in the first three months of 2017 and had approximately $1 million of net monetary assets denominated in BsF as of March 31, 2017. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $71 million.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales in the first three months of 2017.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Margaret H. Georgiadis, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2017, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in Mattel’s 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2017, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1—31	14,972	$26.50	—	$203,016,273
February 1—28	8,915	25.82	—	203,016,273
March 1—31	34,160	25.34	—	203,016,273
Total	58,047	$25.71	—	$203,016,273
 ____________________________________

(1)
The total number of shares purchased relates to 58,047 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2017, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	January 30, 2017
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	8-K	001-05647	4.0	August 3, 2007
10.1+	Letter Agreement between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	January 17, 2017
10.2+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017	8-K	001-05647	10.2	January 17, 2017
10.3+	Notice of Grant and Grant Agreement for February 8, 2017 make-whole grant of Restricted Stock Units ("RSUs") to Margaret H. Georgiadis under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan ("Amended 2010 Plan")	10-K	001-05647	10.61	February 23, 2017
10.4+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.62	February 23, 2017
10.5+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of Non-Qualified Stock Options to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.63	February 23, 2017
10.6+*	Form of Grant Agreement as of March 20, 2017 for grants of Long-Term Incentive Program performance-based RSUs ("Performance Units") to senior executives under the Amended 2010 Plan
10.7+*	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan
10.8+*	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan
10.9+*	Grant Agreement for March 20, 2017 grant of Performance Units to Christopher A. Sinclair under the Amended 2010 Plan
10.10+*	Grant Agreement for March 20, 2017 grant of Performance Units to Margaret H. Georgiadis under the Amended 2010 Plan
12.0*	Computation of Ratio of Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated April 27, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated April 27, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated April 27, 2017 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized officer and chief accounting officer)
Date: April 27, 2017