Form 10-Q
period 2017-06-30
MATTEL INC /DE/
filed 2017-08-02
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 21, 2017:
342,726,306 shares

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016	December 31, 2016
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$275,395	$317,803	$869,531
Accounts receivable, net	917,652	794,600	1,115,217
Inventories	935,933	891,816	613,798
Prepaid expenses and other current assets	373,648	361,673	341,518
Total current assets	2,502,628	2,365,892	2,940,064
Noncurrent Assets
Property, plant, and equipment, net	807,796	736,476	773,965
Goodwill	1,394,464	1,394,101	1,387,628
Other noncurrent assets	1,462,994	1,435,098	1,392,137
Total Assets	$6,167,882	$5,931,567	$6,493,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$506,769	$67,000	$192,168
Current portion of long-term debt	250,000	300,000	—
Accounts payable	549,319	565,930	664,857
Accrued liabilities	452,032	431,622	628,826
Income taxes payable	4,380	8,680	19,722
Total current liabilities	1,762,500	1,373,232	1,505,573
Noncurrent Liabilities
Long-term debt	1,885,693	1,786,133	2,134,271
Other noncurrent liabilities	452,284	461,915	446,168
Total noncurrent liabilities	2,337,977	2,248,048	2,580,439
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,809,843	1,804,356	1,790,832
Treasury stock at cost: 98.7 million shares, 100.8 million shares, and 99.0 million shares, respectively	(2,416,804)	(2,470,107)	(2,426,749)
Retained earnings	3,114,931	3,396,027	3,545,359
Accumulated other comprehensive loss	(881,934)	(861,358)	(943,029)
Total stockholders’ equity	2,067,405	2,310,287	2,407,782
Total Liabilities and Stockholders’ Equity	$6,167,882	$5,931,567	$6,493,794
The accompanying notes are an integral part of these financial statements

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited; in thousands, except per share amounts)
Net Sales	$974,477	$957,276	$1,710,095	$1,826,675
Cost of sales	574,712	523,709	1,031,552	1,004,437
Gross Profit	399,765	433,567	678,543	822,238
Advertising and promotion expenses	95,499	94,771	169,061	181,714
Other selling and administrative expenses	352,943	350,456	685,187	701,330
Operating Loss	(48,677)	(11,660)	(175,705)	(60,806)
Interest expense	21,881	22,624	43,911	45,144
Interest (income)	(2,296)	(2,713)	(4,762)	(5,073)
Other non-operating expense (income), net	5,481	(1,819)	4,560	22,354
Loss Before Income Taxes	(73,743)	(29,752)	(219,414)	(123,231)
Benefit from income taxes	(17,668)	(10,638)	(50,108)	(31,158)
Net Loss	$(56,075)	$(19,114)	$(169,306)	$(92,073)
Net Loss Per Common Share—Basic	$(0.16)	$(0.06)	$(0.49)	$(0.27)
Weighted average number of common shares	343,116	340,926	343,020	340,653
Net Loss Per Common Share—Diluted	$(0.16)	$(0.06)	$(0.49)	$(0.27)
Weighted average number of common and potential common shares	343,116	340,926	343,020	340,653
Dividends Declared Per Common Share	$0.38	$0.38	$0.76	$0.76
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited; in thousands)
Net Loss	$(56,075)	$(19,114)	$(169,306)	$(92,073)
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	51,067	(44,377)	105,336	(4,356)
Defined benefit pension plan adjustments	1,024	1,459	2,079	2,544
Net unrealized loss on available-for-sale security	(2,423)	—	(3,737)	—
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(27,406)	15,561	(39,990)	(332)
Reclassification adjustment for realized gains included in net income	(364)	(3,305)	(2,593)	(10,315)
	(27,770)	12,256	(42,583)	(10,647)
Other Comprehensive Income (Loss), Net of Tax	21,898	(30,662)	61,095	(12,459)
Comprehensive Loss	$(34,177)	$(49,776)	$(108,211)	$(104,532)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(169,306)	$(92,073)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	118,221	119,358
Amortization	10,702	12,920
Deferred income taxes	(70,682)	(59,936)
Share-based compensation	30,553	26,376
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	224,589	351,058
Inventories	(302,900)	(289,834)
Prepaid expenses and other current assets	(38,690)	8,006
Accounts payable, accrued liabilities, and income taxes payable	(298,184)	(311,480)
Other, net	(53,398)	(5,021)
Net cash flows used for operating activities	(549,095)	(240,626)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(70,858)	(68,808)
Purchases of other property, plant, and equipment	(77,987)	(42,470)
Payments for acquisition, net of cash acquired	—	(32,987)
Proceeds from foreign currency forward exchange contracts	42,784	15,989
Other, net	(162)	4,383
Net cash flows used for investing activities	(106,223)	(123,893)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(372,168)	(16,914)
Proceeds from short-term borrowings, net	686,769	67,000
Payments of dividends on common stock	(260,427)	(258,591)
Proceeds from exercise of stock options	1,714	16,718
Other, net	(4,406)	(2,256)
Net cash flows provided by (used for) financing activities	51,482	(194,043)
Effect of Currency Exchange Rate Changes on Cash	9,700	(16,449)
Decrease in Cash and Equivalents	(594,136)	(575,011)
Cash and Equivalents at Beginning of Period	869,531	892,814
Cash and Equivalents at End of Period	$275,395	$317,803
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
Accounts receivable are net of allowances for doubtful accounts of $23.0 million, $31.5 million, and $21.4 million as of June 30, 2017, June 30, 2016, and December 31, 2016, respectively.

3.	Inventories
Inventories include the following:

	June 30, 2017	June 30, 2016	December 31, 2016
	(In thousands)
Raw materials and work in process	$149,421	$164,564	$112,327
Finished goods	786,512	727,252	501,471
	$935,933	$891,816	$613,798

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	June 30, 2017	June 30, 2016	December 31, 2016
	(In thousands)
Land	$25,195	$25,169	$25,113
Buildings	298,665	276,383	280,226
Machinery and equipment	868,931	795,299	828,969
Software	367,981	338,649	356,622
Tools, dies, and molds	911,264	861,747	869,385
Capital leases	23,970	23,970	23,970
Leasehold improvements	280,640	252,521	261,254
	2,776,646	2,573,738	2,645,539
Less: accumulated depreciation	(1,968,850)	(1,837,262)	(1,871,574)
	$807,796	$736,476	$773,965

5.	Goodwill
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
The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2017 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2016	Currency Exchange Rate Impact	June 30, 2017
	(In thousands)
North America	$730,139	$1,728	$731,867
International	445,008	4,683	449,691
American Girl	212,481	425	212,906
	$1,387,628	$6,836	$1,394,464
Acquisitions of Sproutling, Inc. and Fuhu assets
In January 2016, Mattel completed its acquisition of Sproutling, Inc. (“Sproutling”), a maker of smart technology products for parents and families, for total consideration of $9.9 million and additional contingent consideration that may become payable under the terms of the agreement based on Sproutling's operating results over the subsequent three years following the closing. Also in January 2016, Mattel acquired substantially all of the assets of Fuhu, Inc. (“Fuhu”), a developer of high technology products for children and families and best known for its nabi® brand of products, for total consideration of $23.3 million. These acquisitions are expected to strengthen Mattel's digital and smart technology capabilities and create opportunities to bring new technology-enabled products to market.
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

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	June 30, 2017	June 30, 2016	December 31, 2016
	(In thousands)
Deferred income taxes	$580,113	$570,722	$508,363
Nonamortizable identifiable intangibles	467,038	470,566	458,589
Identifiable intangibles (net of amortization of $162.3 million, $142.3 million, and $153.7 million, respectively)	193,793	212,334	201,859
Other	222,050	181,476	223,326
	$1,462,994	$1,435,098	$1,392,137
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

7.	Accrued Liabilities
Accrued liabilities include the following:

	June 30, 2017	June 30, 2016	December 31, 2016
	(In thousands)
Royalties	$67,956	$59,133	$107,077
Taxes other than income taxes	35,046	30,353	67,555
Advertising and promotion	24,067	4,950	85,116
Other	324,963	337,186	369,078
	$452,032	$431,622	$628,826

8.	Seasonal Financing
Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility (“Credit Facility”) with a commercial bank group. The Credit Facility is used as a back-up to Mattel’s commercial paper program, which is used as Mattel's primary short-term borrowing facility. The agreement governing the Credit Facility was amended on June 15, 2017 to, among other things, increase the maximum allowed consolidated debt-to-consolidated earnings before interest, taxes, depreciation, and amortization ratio that Mattel is required to maintain under the Credit Facility to 3.75 to 1 from 3.50 to 1 for the four consecutive quarters beginning with the second quarter of 2017. The aggregate commitments under the Credit Facility remain at $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the Credit Facility to $1.85 billion under certain circumstances. In addition, applicable interest rate margins remain within a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, and the commitment fees range from 0.08% to 0.25% of the unused commitments under the Credit Facility, in each case depending on Mattel’s senior unsecured long-term debt rating.
Both the borrowing costs incurred as a result of the amendment and the portion of unamortized debt issuance costs from the prior facility renewal related to creditors involved in both the prior facility and amended facility were deferred, and such costs will be amortized over the term of the amended Credit Facility.
Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the credit agreement to calculate the ratios. Mattel was in compliance with such covenants at June 30, 2017.
The agreement governing the Credit Facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt
Long-term debt includes the following:

	June 30, 2017	June 30, 2016	December 31, 2016
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	300,000	600,000	300,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000
2016 Senior Notes due August 2021	350,000	—	350,000
Debt issuance costs	(14,307)	(13,867)	(15,729)
	2,135,693	2,086,133	2,134,271
Less: current portion	(250,000)	(300,000)	—
Total long-term debt	$1,885,693	$1,786,133	$2,134,271

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

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	June 30, 2017	June 30, 2016	December 31, 2016
	(In thousands)
Benefit plan liabilities	$206,200	$208,982	$192,466
Noncurrent tax liabilities	96,083	100,528	96,871
Other	150,001	152,405	156,831
	$452,284	$461,915	$446,168

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2017	$2,656	$1,835	$(156,649)	$(751,674)	$(903,832)
Other comprehensive (loss) income before reclassifications	(27,406)	(2,423)	(100)	51,067	21,138
Amounts reclassified from accumulated other comprehensive income (loss)	(364)	—	1,124	—	760
Net (decrease) increase in other comprehensive income (loss)	(27,770)	(2,423)	1,024	51,067	21,898
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2017	$(25,114)	$(588)	$(155,625)	$(700,607)	$(881,934)

	For the Six Months Ended June 30, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(39,990)	(3,737)	(200)	105,336	61,409
Amounts reclassified from accumulated other comprehensive income (loss)	(2,593)	—	2,279	—	(314)
Net (decrease) increase in other comprehensive income (loss)	(42,583)	(3,737)	2,079	105,336	61,095
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2017	$(25,114)	$(588)	$(155,625)	$(700,607)	$(881,934)

	For the Three Months Ended June 30, 2016
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2016	$(7,540)	$—	$(158,773)	$(664,383)	$(830,696)
Other comprehensive income (loss) before reclassifications	15,561	—	890	(44,377)	(27,926)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,305)	—	569	—	(2,736)
Net increase (decrease) in other comprehensive income (loss)	12,256	—	1,459	(44,377)	(30,662)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2016	$4,716	$—	$(157,314)	$(708,760)	$(861,358)

	For the Six Months Ended June 30, 2016
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$—	$(159,858)	$(704,404)	$(848,899)
Other comprehensive loss before reclassifications	(332)	—	(134)	(4,356)	(4,822)
Amounts reclassified from accumulated other comprehensive income (loss)	(10,315)	—	2,678	—	(7,637)
Net (decrease) increase in other comprehensive income (loss)	(10,647)	—	2,544	(4,356)	(12,459)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2016	$4,716	$—	$(157,314)	$(708,760)	$(861,358)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2017	June 30, 2016	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$259	$3,664	Cost of sales
	105	(359)	Benefit from income taxes
	$364	$3,305	Net loss
Defined Benefit Pension Plans
Amortization of prior service cost	$(7)	$(7)	(a)
Recognized actuarial loss	(1,859)	(1,663)	(a)
	(1,866)	(1,670)
	742	1,101	Benefit from income taxes
	$(1,124)	$(569)	Net loss

	For the Six Months Ended
	June 30, 2017	June 30, 2016	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts	$2,466	$10,876	Cost of sales
	127	(561)	Benefit from income taxes
	$2,593	$10,315	Net loss
Defined Benefit Pension Plans
Amortization of prior service cost	$(15)	$(15)	(a)
Recognized actuarial loss	(3,716)	(3,536)	(a)
	(3,731)	(3,551)
	1,452	873	Benefit from income taxes
	$(2,279)	$(2,678)	Net loss

 ____________________________________________

(a)
The amortization of prior service cost and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net gain of $105.3 million for the six months ended June 30, 2017, primarily due to the strengthening of the Euro, Mexican Peso, and British pound sterling against the US dollar. Currency translation adjustments resulted in a net loss of $4.4 million for the six months ended June 30, 2016, primarily due to the weakening of the British pound sterling against the US dollar, partially offset by the strengthening of the Brazilian real and the Euro.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2017, June 30, 2016, and December 31, 2016, Mattel held foreign currency forward exchange contracts with notional amounts of $1.38 billion, $1.21 billion, and $1.20 billion, respectively. As of June 30, 2016, Mattel also held cross currency swap contracts with notional amounts of $17.1 million.
The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2017	June 30, 2016	December 31, 2016
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$3,026	$7,202	$18,747
Foreign currency forward exchange contracts	Other noncurrent assets	626	1,534	5,782
Total derivatives designated as hedging instruments		$3,652	$8,736	$24,529
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$5,054	$1,760	$2,678
Total		$8,706	$10,496	$27,207

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2017	June 30, 2016	December 31, 2016
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$19,719	$4,709	$1,917
Foreign currency forward exchange contracts	Other noncurrent liabilities	6,127	698	223
Total derivatives designated as hedging instruments		$25,846	$5,407	$2,140
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$772	$11,618	$7,072
Cross currency swap contract	Accrued liabilities	—	1,258	—
Total derivatives not designated as hedging instruments		$772	$12,876	$7,072
Total		$26,618	$18,283	$9,212

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2017		June 30, 2016		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(27,406)	$364	$15,561	$3,305	Cost of sales

	For the Six Months Ended
	June 30, 2017		June 30, 2016		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(39,990)	$2,593	$(332)	$10,315	Cost of sales
The net gains of $0.4 million and $2.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2017, respectively, and the net gains of $3.3 million and $10.3 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2016, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$25,389	$(17,989)	Other non-operating income/expense
Cross currency swap contract	—	(1,258)	Other non-operating income/expense
Foreign currency forward exchange contracts	116	473	Cost of sales
Total	$25,505	$(18,774)

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$50,958	$5,603	Other non-operating income/expense
Cross currency swap contract	—	(1,258)	Other non-operating income/expense
Foreign currency forward exchange contracts	502	1,598	Cost of sales
Total	$51,460	$5,943
The net gains of $25.5 million and $51.5 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2017, respectively, and the net (loss) gain of $(18.8) million and $5.9 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2016, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$8,706	$—	$8,706
Available-for-sale security (b)	11,201	—	—	11,201
Total assets	$11,201	$8,706	$—	$19,907
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$26,618	$—	$26,618

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$10,496	$—	$10,496
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$17,025	$—	$17,025
Cross currency swap contract (a)	—	1,258	—	1,258
Total liabilities	$—	$18,283	$—	$18,283

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$27,207	$—	$27,207
Available-for-sale security (b)	14,939	—	—	14,939
Total assets	$14,939	$27,207	$—	$42,146
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$9,212	$—	$9,212
 ____________________________________________

(a)
The fair value of the foreign currency forward exchange contracts and cross currency swap contracts are based on dealer quotes of market forward rates and reflect the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

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
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.20 billion (compared to a carrying value of $2.15 billion) as of June 30, 2017, $2.19 billion (compared to a carrying value of $2.10 billion) as of June 30, 2016, and $2.18 billion (compared to a carrying value of $2.15 billion) as of December 31, 2016. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

The following table reconciles earnings per common share for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands, except per share amounts)
Basic:
Net loss	$(56,075)	$(19,114)	$(169,306)	$(92,073)
Less: net loss allocable to participating RSUs (a)	—	—	—	—
Net loss available for basic common shares	$(56,075)	$(19,114)	$(169,306)	$(92,073)
Weighted average common shares outstanding	343,116	340,926	343,020	340,653
Basic net loss per common share	$(0.16)	$(0.06)	$(0.49)	$(0.27)
Diluted:
Net loss	$(56,075)	$(19,114)	$(169,306)	$(92,073)
Less: net loss allocable to participating RSUs (a)	—	—	—	—
Net loss available for diluted common shares	$(56,075)	$(19,114)	$(169,306)	$(92,073)
Weighted average common shares outstanding	343,116	340,926	343,020	340,653
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	—	—	—
Weighted average number of common and potential common shares	343,116	340,926	343,020	340,653
Diluted net loss per common share	$(0.16)	$(0.06)	$(0.49)	$(0.27)
 _______________________________________

(a)	During the three and six months ended June 30, 2017 and 2016, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses.
Mattel was in a net loss position during the three and six months ended June 30, 2017 and 2016, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

15.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2016 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Service cost	$1,077	$1,262	$2,243	$2,684
Interest cost	3,571	6,159	8,891	12,300
Expected return on plan assets	(5,752)	(6,443)	(11,485)	(12,916)
Amortization of prior service cost	7	7	15	15
Recognized actuarial loss	1,821	1,626	3,641	3,462
	$724	$2,611	$3,305	$5,545
A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Service cost	$—	$13	$1	$26
Interest cost	151	286	406	572
Recognized actuarial loss	38	37	75	74
	$189	$336	$482	$672
During the six months ended June 30, 2017, Mattel made cash contributions totaling approximately $3 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2017, Mattel expects to make additional cash contributions of approximately $7 million.

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
In March 2017, the Compensation Committee approved a new long-term incentive program (“LTIP”) for the performance cycle of January 1, 2017–December 31, 2019. As of June 30, 2017, Mattel has two long-term incentive programs in place: (i) a January 1, 2016–December 31, 2018 performance cycle, and (ii) a January 1, 2017–December 31, 2019 performance cycle.
For the January 1, 2017–December 31, 2019 LTIP performance cycle, Mattel granted performance-based restricted stock units (“Performance RSUs”) under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives. Performance RSUs granted under this program will be earned based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on a three-year average of annual achievements of Mattel's performance with respect to annual EPS targets for the performance cycle (the “2017–2019 performance-related component”) and then adjusted upward or downward based on Mattel's total shareholder return (“TSR”) for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 (the “2017–2019 market-related component”). The Performance RSUs under the 2017–2019 LTIP performance cycle have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid.

During the three and six months ended June 30, 2017, Mattel recognized no expense related to the 2017–2019 performance-related component, and recognized $0.1 million of expense related to the 2017–2019 market-related component. During the three and six months ended June 30, 2017, Mattel recognized no expense related to the 2016–2018 performance-related component, and recognized $0.1 million and $0.2 million of expense, respectively, related to the 2016–2018 market-related component. These amounts are included within RSU compensation expense in the table below.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Stock option compensation expense	$2,743	$1,919	$5,816	$4,298
RSU compensation expense	15,139	12,093	24,737	22,078
	$17,882	$14,012	$30,553	$26,376
As of June 30, 2017, total unrecognized compensation cost related to unvested share-based payments totaled $78.2 million and is expected to be recognized over a weighted-average period of 1.8 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the six months ended June 30, 2017 and 2016 was $1.7 million and $16.7 million, respectively.

17.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Design and development	$56,684	$53,748	$108,496	$105,584
Identifiable intangible asset amortization	4,412	5,537	8,601	10,830

18.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating expense/income, net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, Mexican peso, British pound sterling, Australian dollar, Canadian dollar, Brazilian real, and Russian ruble are the primary transactions that cause foreign currency transaction exposure for Mattel.
Currency transaction losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Operating loss	$(6,845)	$(25,163)	$(34,994)	$(37,005)
Other non-operating (expense) income, net	(6,140)	(1,130)	(6,124)	(28,119)
Net transaction losses	$(12,985)	$(26,293)	$(41,118)	$(65,124)

In March 2016, the Venezuelan government revised its currency exchange platform to a dual system. The Sistema Complementario de Administración de Divisas (“SICAD”) rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido (“DIPRO”) exchange rate. The existing Marginal Currency System (“SIMADI”) rate was renamed the Tipo de Cambio Complementario (“DICOM”) exchange rate. During the three months ended March 31, 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate and recognized an unrealized foreign currency exchange loss of approximately $26 million in other non-operating expense/income, net as a result of the change in the remeasurement rate.

19.	Income Taxes
Mattel’s benefit from income taxes was $50.1 million and $31.2 million for the six months ended June 30, 2017 and 2016, respectively. Mattel recognized net discrete tax benefits of $3.2 million and $2.7 million during the three and six months ended June 30, 2017, respectively, and $4.0 million and $3.8 million during the three and six months ended June 30, 2016, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $14 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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
Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $18.5 million. The high end of this range, approximately $18.5 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney's fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $7.5 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel do Brasil believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision. Mattel do Brasil may be required by the Trial Court to place a bond for the full amount of the damage award in escrow pending an appeal decision by the Superior Court. As Mattel believes a loss in this matter is reasonably possible but not probable, no liability has been accrued to date.
Securities Litigation
Two stockholders have filed purported class action lawsuits in the United States District Court for the Central District of California (Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against the Company, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated the Company’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and the Company’s overall financial condition. The lawsuits allege that the defendants’ conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices.
The lawsuits seek unspecified compensatory damages, attorneys’ fees, expert fees, and costs. The Company believes that the allegations are without merit and intends to vigorously defend against them.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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
Segment Data
The following tables present information about revenues, income, and assets by segment. In the following tables, Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as “gross sales” and reconciled to net sales in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures” of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to brands or individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating expense/income, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Revenues by Segment
North America	$507,242	$515,595	$869,560	$1,006,117
International	493,748	465,154	860,084	839,958
American Girl	67,516	72,045	153,500	168,824
Gross sales	1,068,506	1,052,794	1,883,144	2,014,899
Sales adjustments	(94,029)	(95,518)	(173,049)	(188,224)
Net sales	$974,477	$957,276	$1,710,095	$1,826,675

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Segment (Loss) Income
North America	$42,723	$64,350	$23,383	$105,499
International	(8,325)	23,079	(33,167)	5,717
American Girl	(18,172)	(9,593)	(23,957)	(6,206)
	16,226	77,836	(33,741)	105,010
Corporate and other expense (a)	(64,903)	(89,496)	(141,964)	(165,816)
Operating loss	(48,677)	(11,660)	(175,705)	(60,806)
Interest expense	21,881	22,624	43,911	45,144
Interest (income)	(2,296)	(2,713)	(4,762)	(5,073)
Other non-operating expense (income), net	5,481	(1,819)	4,560	22,354
Loss before income taxes	$(73,743)	$(29,752)	$(219,414)	$(123,231)
__________________________________________

(a)
Corporate and other expense includes severance and restructuring expenses of $5.8 million and $8.8 million for the three and six months ended June 30, 2017, respectively, and $17.4 million and $27.2 million for the three and six months ended June 30, 2016, respectively, and share-based compensation expense of $17.9 million and $30.6 million for the three and six months ended June 30, 2017, respectively, and $14.0 million and $26.4 million for the three and six months ended June 30, 2016, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2017	June 30, 2016	December 31, 2016
	(In thousands)
Assets by Segment
North America	$750,027	$672,771	$677,203
International	791,822	684,910	766,584
American Girl	168,114	135,833	154,924
	1,709,963	1,493,514	1,598,711
Corporate and other	143,622	192,902	130,304
Accounts receivable, net and inventories	$1,853,585	$1,686,416	$1,729,015
The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$609,925	$553,698	$1,050,989	$1,081,552
Fisher-Price Brands	334,967	346,334	581,856	618,946
American Girl Brands	63,959	68,124	146,173	161,410
Construction and Arts & Crafts Brands	52,976	72,282	91,477	134,197
Other	6,679	12,356	12,649	18,794
Gross sales	1,068,506	1,052,794	1,883,144	2,014,899
Sales adjustments	(94,029)	(95,518)	(173,049)	(188,224)
Net sales	$974,477	$957,276	$1,710,095	$1,826,675

22.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.  ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017.  Early application is permitted after December 15, 2016.  In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, and ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which clarifies guidance on assessing collectibility, presenting sales taxes and other similar taxes collected from customers, measuring noncash consideration, and certain transition matters. ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 (collectively, the “new revenue standards”) will be effective for interim and annual reporting periods beginning on January 1, 2018. Upon adoption, Mattel will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Mattel continues to make progress in its implementation and assessment of the new revenue standards. While the completion of this assessment is still ongoing, based on the progress to date, Mattel does not expect the new revenue standards to have a material impact on its revenue recognition accounting policy or its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. ASU 2016-02 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2016-15 on its operating results and financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2016-16 on its operating results and financial position.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and refines the definition of the term output. ASU 2017-01 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2017-01 on its operating results and financial position.
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope on recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. ASU 2017-05 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2017-05 on its operating results and financial position.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities that sponsor defined benefit plans to (i) present service cost within operations, if such a subtotal is presented, (ii) other components of net benefit costs should be presented separately outside of income from operations, if such a subtotal is presented, and (iii) only the service cost component should be capitalized, when applicable. If a separate line item is not used, the line item in the income statement where the other components of net benefit costs are included must be disclosed. Further, gains and losses from curtailments and settlements, and the cost of certain termination benefits should be reported in the same manner as other components of net benefit cost. ASU 2017-07 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2017-07 on its operating results and financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 will be effective prospectively for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2017-09 on its operating results and financial position.

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
Construction and Arts & Crafts Brands—including MEGA BLOKS and RoseArt.
Mattel's vision is to “inspire the wonder of childhood as the global leader in learning and development through play”. In order to deliver on this vision, Mattel is focused on the following five-pillar strategy:

•	Build Mattel's Power Brands (American Girl, Barbie, Fisher-Price, Hot Wheels, and Thomas & Friends) into connected 360-degree play systems and experiences;

•	Accelerate emerging markets growth with digital-first solutions;

•	Focus and strengthen Mattel's innovation pipeline;

•	Reshape Mattel's operations to enable this strategy - leaner, faster, and smarter - via commercial realignment, supply chain transformation and IT transformation; and

•	Reignite Mattel's culture and team.

Second Quarter 2017 Overview
Mattel’s second quarter 2017 financial highlights include the following:

•	Net sales in the second quarter of 2017 were $974.5 million, up 2% as compared to second quarter of 2016 net sales of $957.3 million.

•	Gross sales in the second quarter of 2017 were $1.07 billion, up 1% as compared to second quarter of 2016 gross sales of $1.05 billion.

•	Gross margin in the second quarter of 2017 was 41.0%, a decrease of 430 basis points from the second quarter of 2016.

•	Operating loss in the second quarter of 2017 was $48.7 million, as compared to operating loss of $11.7 million in the second quarter of 2016.

•	Loss per share in the second quarter of 2017 was $0.16, as compared to loss per share of $0.06 in the second quarter of 2016.
Results of Operations—Second Quarter
Consolidated Results
Net sales for the second quarter of 2017 were $974.5 million, a 2% increase, as compared to $957.3 million in the second quarter of 2016, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net loss for the second quarter of 2017 was $56.1 million, or $0.16 per diluted share, as compared to net loss of $19.1 million, or $0.06 per diluted share, in the second quarter of 2016. Net loss for the second quarter of 2017 was negatively impacted by lower gross profit.
The following table provides a summary of Mattel’s consolidated results for the second quarter of 2017 and 2016:

	For the Three Months Ended				Year/Year Change
	June 30, 2017		June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$974.5	100.0%	$957.3	100.0%	2%	—
Gross profit	$399.7	41.0%	$433.6	45.3%	-8%	-430
Advertising and promotion expenses	95.5	9.8%	94.8	9.9%	1%	-10
Other selling and administrative expenses	352.9	36.2%	350.5	36.6%	1%	-40
Operating loss	(48.7)	-5.0%	(11.7)	-1.2%	317%	-380
Interest expense	21.9	2.2%	22.6	2.4%	-3%	-20
Interest (income)	(2.3)	-0.2%	(2.7)	-0.3%	-15%	10
Other non-operating expense (income), net	5.4		(1.8)
Loss before income taxes	$(73.7)	-7.6%	$(29.8)	-3.1%	148%	-450
Sales
Net sales for the second quarter of 2017 were $974.5 million, a 2% increase, as compared to $957.3 million in the second quarter of 2016.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the second quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$152.2	$160.5	-5%	-1%
Other Girls	50.6	70.4	-28%	—%
Wheels	153.2	162.2	-6%	-1%
Entertainment	253.9	160.6	58%	-1%
	609.9	553.7	10%	-1%
Fisher-Price Brands:
Core Fisher-Price	231.0	238.5	-3%	-1%
Fisher-Price Friends	83.1	84.5	-2%	-3%
Other Fisher-Price	20.9	23.3	-11%	-1%
	335.0	346.3	-3%	-1%
American Girl Brands	64.0	68.1	-6%	—%
Construction and Arts & Crafts Brands	53.0	72.3	-27%	-1%
Other	6.6	12.4
Total Gross Sales	$1,068.5	$1,052.8	1%	-1%
Sales Adjustments	(94.0)	(95.5)
Total Net Sales	$974.5	$957.3	2%	-1%
Gross sales were $1.07 billion in the second quarter of 2017, an increase of $15.7 million or 1%, as compared to $1.05 billion in the second quarter of 2016, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The increase in gross sales was primarily due to higher sales of Entertainment products, partially offset by lower sales of Other Girls and Construction and Arts & Crafts products. Of the 58% increase in Entertainment gross sales, 75% was due to higher sales of CARS products, partially offset by lower sales of DC Comics products of 7%, lower sales of Ghostbusters™ products of 5%, and lower sales of Minecraft products of 4%. Of the 28% decrease in Other Girls gross sales, 27% was due to lower sales of Monster High products. Of the 27% decrease in Construction and Arts & Crafts gross sales, 24% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties.
Cost of Sales
Cost of sales as a percentage of net sales was 59.0% in the second quarter of 2017, as compared to 54.7% in the second quarter of 2016. Cost of sales increased by $51.0 million, or 10%, to $574.7 million in the second quarter of 2017 from $523.7 million in the second quarter of 2016, as compared to a 2% increase in net sales. Within cost of sales, product and other costs increased by $27.1 million, or 6%, to $451.2 million in the second quarter of 2017 from $424.1 million in the second quarter of 2016; royalty expense increased by $15.8 million, or 40%, to $54.8 million in the second quarter of 2017 from $39.0 million in the second quarter of 2016; freight and logistics expenses increased by $8.1 million, or 13%, to $68.7 million in the second quarter of 2017 from $60.6 million in the second quarter of 2016.
Gross Margin
Gross margin decreased to 41.0% in the second quarter of 2017 from 45.3% in the second quarter of 2016. The decrease in gross margin was driven by higher royalty expense, unfavorable product mix, lower licensing income, and higher product-related costs, partially offset by strategic pricing.

Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 9.8% in the second quarter of 2017 from 9.9% in the second quarter of 2016.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $352.9 million, or 36.2% of net sales, in the second quarter of 2017, as compared to $350.5 million, or 36.6% of net sales, in the second quarter of 2016. The increase in other selling and administrative expenses was primarily due to higher employee-related costs of approximately $10 million and investments in China and the new American Girl flagship store in New York City of approximately $5 million, partially offset by lower severance and restructuring expenses of approximately $12 million.
Provision for Income Taxes
Mattel’s benefit from income taxes was $17.7 million and $10.6 million for the three months ended June 30, 2017 and 2016, respectively. Mattel recognized net discrete tax benefits of $3.2 million and $4.0 million during the three months ended June 30, 2017 and 2016, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the second quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$67.5	$75.7	-11%	—%
Other Girls	21.6	38.1	-43%	—%
Wheels	63.3	68.0	-7%	—%
Entertainment	131.6	89.7	47%	—%
	284.0	271.5	5%	—%
Fisher-Price Brands:
Core Fisher-Price	130.1	131.6	-1%	—%
Fisher-Price Friends	38.5	39.2	-2%	—%
Other Fisher-Price	20.5	22.6	-10%	—%
	189.1	193.4	-2%	—%
Construction and Arts & Crafts Brands	30.9	44.5	-31%	—%
Other	3.3	6.2
Total Gross Sales	$507.3	$515.6	-2%	—%
Sales Adjustments	(24.7)	(22.1)
Total Net Sales	$482.6	$493.5	-2%	—%

Gross sales for the North America segment were $507.3 million in the second quarter of 2017, a decrease of $8.3 million, or 2%, as compared to $515.6 million in the second quarter of 2016. The decrease in the North America segment gross sales was primarily due to lower sales of Other Girls, Construction and Arts & Crafts, and Barbie products, partially offset by higher sales of Entertainment products. Of the 43% decrease in Other Girls gross sales, 29% was due to lower sales of Monster High products and 15% was due to lower sales of Ever After High products. Of the 31% decrease in Construction and Arts & Crafts gross sales, 27% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties. The 11% decrease in Barbie gross sales was primarily due to lower licensing income. Of the 47% increase in Entertainment gross sales, 62% was due to higher sales of CARS products, partially offset by lower sales of Ghostbusters products of 7% and lower sales of DC Comics products of 6%.
Cost of sales increased 3% in the second quarter of 2017, as compared to a 2% decrease in net sales, primarily due to higher freight and logistics costs and higher royalty expense. Gross margin in the second quarter of 2017 decreased as a result of lower licensing income, higher royalty expense, and higher product-related costs.
North America segment income decreased to $42.7 million in the second quarter of 2017, as compared to $64.4 million in the second quarter of 2016, primarily due to lower gross profit.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the second quarter of 2017 versus 2016:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	8%	-2%
Europe	3%	-3%
Latin America	11%	1%
Asia Pacific	16%	-2%
The following table provides a summary of percentage changes in gross sales within the International segment in the second quarter of 2017 versus 2016:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	6%	-2%
Europe	2%	-3%
Latin America	8%	1%
Asia Pacific	11%	-3%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the second quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$84.7	$84.8	—%	-1%
Other Girls	29.0	32.3	-10%	-1%
Wheels	89.9	94.2	-5%	-1%
Entertainment	122.3	70.9	73%	-3%
	325.9	282.2	16%	-1%
Fisher-Price Brands:
Core Fisher-Price	100.9	106.9	-6%	-2%
Fisher-Price Friends	44.6	45.3	-2%	-5%
Other Fisher-Price	0.4	0.7
	145.9	152.9	-5%	-3%
Construction and Arts & Crafts Brands	21.9	27.8	-21%	-1%
Other	—	2.3
Total Gross Sales	$493.7	$465.2	6%	-2%
Sales Adjustments	(65.0)	(69.4)
Total Net Sales	$428.7	$395.8	8%	-2%
Gross sales for the International segment were $493.7 million in the second quarter of 2017, an increase of $28.5 million, or 6%, as compared to $465.2 million in the second quarter of 2016, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The increase in the International segment gross sales was primarily due to higher sales of Entertainment products, partially offset by lower sales of Construction and Arts & Crafts and Other Girls products. Of the 73% increase in Entertainment gross sales, 89% was due to higher sales of CARS products, partially offset by lower sales of DC Comics products of 7%, lower sales of Minecraft products of 3%, and lower sales of games and puzzles of 2%. Of the 21% decrease in Construction and Arts & Crafts gross sales, 21% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties. Of the 10% decrease in Other Girls gross sales, 24% was due to lower sales of Monster High products, partially offset by higher sales of My Mini MixieQs products of 7% and higher sales of DC Super Hero Girls products of 6%.
Cost of sales increased 13% in the second quarter of 2017, as compared to an 8% increase in net sales, primarily due to higher product and other costs and higher royalty expense. Gross margin in the second quarter of 2017 decreased as a result of higher royalty expense and unfavorable product mix, partially offset by strategic pricing.
International segment loss increased to $8.3 million in the second quarter of 2017, as compared to segment income of $23.1 million in the second quarter of 2016, primarily due to lower gross profit and higher other selling and administrative expenses.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the second quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$64.0	$68.1	-6%	—%
Construction and Arts & Crafts Brands	0.2	—
Other Brands	3.3	3.9	-15%	-2%
Total Gross Sales	$67.5	$72.0	-6%	—%
Sales Adjustments	(4.3)	(4.0)
Total Net Sales	$63.2	$68.0	-7%	—%
Gross sales for the American Girl segment were $67.5 million in the second quarter of 2017, a decrease of $4.5 million, or 6%, as compared to $72.0 million in the second quarter of 2016.
Cost of sales increased 5% in the second quarter of 2017, as compared to a 7% decrease in net sales, primarily due to higher product and other costs. Gross margin in the second quarter of 2017 decreased as a result of unfavorable product mix and higher product-related costs.
American Girl segment loss increased to $18.2 million in the second quarter of 2017, as compared to $9.6 million in the second quarter of 2016, primarily due to lower gross profit and higher other selling and administrative expenses.
Results of Operations—First Half
Consolidated Results
Net sales for the first half of 2017 were $1.71 billion, a 6% decrease, as compared to $1.83 billion in the first half of 2016. Net loss for the first half of 2017 was $169.3 million, or $0.49 per diluted share, as compared to net loss of $92.1 million, or $0.27 per diluted share, in the first half of 2016. Net loss for the first half of 2017 was negatively impacted by lower gross profit, partially offset by lower other non-operating expense.
The following table provides a summary of Mattel’s consolidated results for the first half of 2017 and 2016 (in millions, except percentage and basis point information):

	For the Six Months Ended				Year/Year Change
	June 30, 2017		June 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,710.1	100.0%	$1,826.7	100.0%	-6%	—
Gross profit	$678.5	39.7%	$822.2	45.0%	-17%	-530
Advertising and promotion expenses	169.1	9.9%	181.7	9.9%	-7%	—
Other selling and administrative expenses	685.1	40.1%	701.3	38.4%	-2%	170
Operating loss	(175.7)	-10.3%	(60.8)	-3.3%	189%	-700
Interest expense	43.9	2.6%	45.1	2.5%	-3%	10
Interest (income)	(4.8)	-0.3%	(5.1)	-0.3%	-6%	—
Other non-operating expense, net	4.6		22.4
Loss before income taxes	$(219.4)	-12.8%	$(123.2)	-6.7%	78%	-610

Sales
Net sales for the first half of 2017 were $1.71 billion, a 6% decrease, as compared to $1.83 billion in the first half of 2016.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first half of 2017 and 2016:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$275.6	$301.7	-9%	-1%
Other Girls	98.4	142.7	-31%	—%
Wheels	293.0	297.2	-1%	—%
Entertainment	384.0	340.0	13%	-1%
	1,051.0	1,081.6	-3%	-1%
Fisher-Price Brands:
Core Fisher-Price	397.8	416.8	-5%	-1%
Fisher-Price Friends	152.0	164.1	-7%	-3%
Other Fisher-Price	32.1	38.0	-16%	—%
	581.9	618.9	-6%	-1%
American Girl Brands	146.2	161.4	-9%	—%
Construction and Arts & Crafts Brands	91.5	134.2	-32%	-1%
Other	12.5	18.8
Total Gross Sales	$1,883.1	$2,014.9	-7%	-1%
Sales Adjustments	(173.0)	(188.2)
Total Net Sales	$1,710.1	$1,826.7	-6%	—%
Gross sales were $1.88 billion in the first half of 2017, a decrease of $131.8 million, or 7%, as compared to $2.01 billion in the first half of 2016, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was due to lower sales of Construction and Arts & Crafts and Other Girls products, partially offset by higher sales of Entertainment products. Of the 32% decrease in Construction and Arts & Crafts gross sales, 30% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties. Of the 31% decrease in Other Girls gross sales, 30% was due to lower sales of Monster High products. Of the 13% increase in Entertainment gross sales, 38% was due to higher sales of CARS products, partially offset by lower sales of DC Comics products of 13%, lower sales of Minecraft products of 5%, lower sales of Ghostbusters products of 2%, and lower sales of Dinotrux® products of 2%.
Cost of Sales
Cost of sales as a percentage of net sales was 60.3% in the first half of 2017, as compared to 55.0% in the first half of 2016. Cost of sales increased by $27.1 million, or 3%, to $1.03 billion in the first half of 2017 from $1.00 billion in the first half of 2016, as compared to a 6% decrease in net sales. Within cost of sales, product and other costs increased by $10.6 million, or 1%, to $817.5 million in the first half of 2017 from $806.9 million in the first half of 2016; freight and logistics expenses increased by $10.2 million, or 8%, to $130.8 million in the first half of 2017 from $120.6 million in the first half of 2016; royalty expense increased by $6.3 million, or 8%, to $83.2 million in the first half of 2017 from $76.9 million in the first half of 2016.
Gross Margin
Gross margin decreased to 39.7% in the first half of 2017 from 45.0% in the first half of 2016. The decrease in gross margin was due to unfavorable product mix, lower licensing income, higher freight and logistics expenses, higher obsolescence expense, and higher product-related costs, partially offset by strategic pricing.

Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales were flat at 9.9% in the first half of 2017 and 2016.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $685.1 million, or 40.1% of net sales, in the first half of 2017, as compared to $701.3 million, or 38.4% of net sales, in the first half of 2016. The decrease in other selling and administrative expenses was primarily due to lower severance and restructuring charges of approximately $18 million, savings from cost savings initiatives of approximately $6 million, and a favorable impact from changes in currency exchange rates of approximately $4 million, partially offset by higher employee-related costs of approximately $13 million.
Other Non-Operating Expense
Other non-operating expense was $4.6 million in the first half of 2017, as compared to $22.4 million in the first half of 2016. The decrease in other non-operating expense was primarily due to the change in the remeasurement rate used by Mattel's Venezuelan subsidiary in 2016, which resulted in an unrealized foreign currency exchange loss of approximately $26 million in the first quarter of 2016.
Provision for Income Taxes
Mattel’s benefit from income taxes was $50.1 million and $31.2 million for the six months ended June 30, 2017 and 2016, respectively. Mattel recognized net discrete tax benefits of $2.7 million and $3.8 million for the six months ended June 30, 2017 and 2016, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first half of 2017 and 2016:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$114.4	$144.7	-21%	—%
Other Girls	40.3	74.8	-46%	—%
Wheels	125.8	137.0	-8%	—%
Entertainment	206.2	199.8	3%	—%
	486.7	556.3	-13%	-1%
Fisher-Price Brands:
Core Fisher-Price	223.9	236.6	-5%	—%
Fisher-Price Friends	66.7	79.7	-16%	—%
Other Fisher-Price	31.6	37.3	-15%	—%
	322.2	353.6	-9%	—%
Construction and Arts & Crafts Brands	55.2	87.2	-37%	—%
Other	5.5	9.0
Total Gross Sales	$869.6	$1,006.1	-14%	—%
Sales Adjustments	(44.8)	(55.6)
Total Net Sales	$824.8	$950.5	-13%	—%

Gross sales for the North America segment were $869.6 million in the first half of 2017, a decrease of $136.5 million, or 14%, as compared to $1.01 billion in the first half of 2016. The decrease in the North America segment gross sales was primarily due to lower sales of Other Girls, Construction and Arts & Crafts, Barbie, and Fisher-Price Friends products. Of the 46% decrease in Other Girls gross sales, 34% was due to lower sales of Monster High products and 19% was due to lower sales of Ever After High products, partially offset by higher sales of Wonder Woman® products of 10%. Of the 37% decrease in Construction and Arts & Crafts gross sales, 34% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties. The 21% decrease in Barbie gross sales was due to lower licensing income. Of the 16% decrease in Fisher-Price Friends gross sales, 15% was due to lower sales of Thomas & Friends products.
Cost of sales decreased 6% in the first half of 2017, as compared to a 13% decrease in net sales, primarily due to lower product and other costs, partially offset by higher freight and logistics expenses. Gross margin in the first half of 2017 decreased as a result of unfavorable product mix, higher product-related costs, lower licensing income, higher freight and logistics expenses, and higher obsolescence expense.
North America segment income decreased to $23.4 million in the first half of 2017, as compared to $105.5 million in the first half of 2016, primarily due to lower gross profit, partially offset by lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first half of 2017 versus 2016:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	4%	-1%
Europe	-4%	-3%
Latin America	6%	1%
Asia Pacific	17%	-2%
The following table provides a summary of percentage changes in gross sales within the International segment in the first half of 2017 versus 2016:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	2%	-2%
Europe	-4%	-3%
Latin America	7%	2%
Asia Pacific	14%	-2%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first half of 2017 and 2016:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$161.2	$157.0	3%	-1%
Other Girls	58.1	67.9	-14%	1%
Wheels	167.2	160.2	4%	-1%
Entertainment	177.8	140.2	27%	-2%
	564.3	525.3	7%	-2%
Fisher-Price Brands:
Core Fisher-Price	173.9	180.2	-4%	-2%
Fisher-Price Friends	85.3	84.4	1%	-6%
Other Fisher-Price	0.5	0.7
	259.7	265.3	-2%	-3%
Construction and Arts & Crafts Brands	36.0	47.0	-23%	-1%
Other	—	2.4
Total Gross Sales	$860.0	$840.0	2%	-2%
Sales Adjustments	(119.8)	(124.9)
Total Net Sales	$740.2	$715.1	4%	-1%
Gross sales for the International segment were $860.0 million in the first half of 2017, an increase of $20.0 million, or 2%, as compared to $840.0 million in the first half of 2016, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The increase in the International segment gross sales was primarily due to higher sales of Entertainment products, partially offset by lower sales of Construction and Arts & Crafts and Other Girls products. Of the 27% increase in Entertainment gross sales, 47% was due to higher sales of CARS products, partially offset by lower sales of DC Comics products of 14% and lower sales of Minecraft products of 3%. Of the 23% decrease in Construction and Arts & Crafts gross sales, 23% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties. Of the 14% decrease in Other Girls gross sales, 25% was due to lower sales of Monster High products, partially offset by higher sales of DC Super Hero Girls products of 13%.
Cost of sales increased 11% in the first half of 2017, as compared to a 4% increase in net sales, primarily due to higher product and other costs and higher royalty expense. Gross margin in the first half of 2017 decreased as a result of unfavorable product mix, higher product-related costs, higher royalty expense, and higher obsolescence expense, partially offset by strategic pricing.
International segment loss increased to $33.2 million in the first half of 2017, as compared to segment income of $5.7 million in the first half of 2016, driven primarily by lower gross profit and higher selling and administrative expenses.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first half of 2017 and 2016:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$146.2	$161.4	-9%	—%
Construction and Arts & Crafts Brands	0.3	—
Other Brands	7.0	7.4	-6%	-3%
Total Gross Sales	$153.5	$168.8	-9%	—%
Sales Adjustments	(8.4)	(7.7)
Total Net Sales	$145.1	$161.1	-10%	—%
Gross sales for the American Girl segment were $153.5 million in the first half of 2017, a decrease of $15.3 million, or 9%, as compared to $168.8 million in the first half of 2016.
Cost of sales decreased 2% in the first half of 2017, as compared to a 10% decrease in net sales, primarily due to lower product and other costs. Gross margin in the first half of 2017 decreased as a result of unfavorable product mix and higher obsolescence expense.
American Girl segment loss increased to $24.0 million in the first half of 2017, as compared to $6.2 million in the first half of 2016, driven primarily by lower gross profit.
Income Taxes
Mattel’s benefit from income taxes was $50.1 million and $31.2 million for the six months ended June 30, 2017 and 2016, respectively. Mattel recognized net discrete tax benefits of $3.2 million and $2.7 million during the three and six months ended June 30, 2017, respectively, and $4.0 million and $3.8 million during the three and six months ended June 30, 2016, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $14 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
Liquidity and Capital Resources
Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including its $1.60 billion domestic unsecured committed revolving credit facility (“Credit Facility”), commercial paper program, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements, which include maintaining consolidated debt-to-earnings before interest, taxes, depreciation, and amortization and interest coverage ratios, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.

Of Mattel’s $275.4 million in cash and equivalents as of June 30, 2017, approximately $210 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not intend nor foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations, including investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, and access to both long-term and short-term public and private debt markets at highly competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and/or distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.
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
Subject to market conditions, Mattel intends to utilize its commercial paper program as its primary short-term borrowing facility, and does not intend to sell commercial paper notes in excess of the available amount under the Credit Facility as described below. The Credit Facility is used as a back-up to Mattel’s commercial paper program. If, for any reason, Mattel is unable to access the commercial paper market, Mattel intends to use the Credit Facility to meet its short-term liquidity needs. As of June 30, 2017, there were no amounts outstanding under the Credit Facility. As of June 30, 2017, Mattel had borrowings of approximately $507 million outstanding related to its commercial paper program. Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Over the long term, assuming annual cash flows from operating activities remain strong, Mattel plans to use its free cash flows to invest in strategic acquisitions and to return funds to stockholders through cash dividends and share repurchases. In June 2017, Mattel's Board of Directors declared a third quarter dividend of $0.15 per share, as compared to $0.38 per share in the third quarter of 2016. The reduction of the dividend was decreased to facilitate strategic investments, increase financial flexibility, and strengthen the balance sheet. Mattel’s share repurchase program has no expiration date and repurchases will take place from time to time, depending on market conditions. The ability to successfully implement the capital deployment plan is directly dependent on Mattel’s ability to generate strong annual cash flows from operating activities. There is no assurance that Mattel will continue to generate strong annual cash flows from operating activities or achieve its targeted goals for investing activities.
Operating Activities
Cash flows used for operating activities were $549.1 million in the first six months of 2017, as compared to $240.6 million in the first six months of 2016. The cash flows used for operating activities increased primarily due to higher working capital usage and a higher net loss.
Investing Activities
Cash flows used for investing activities were $106.2 million in the first six months of 2017, as compared to $123.9 million in the first six months of 2016. The cash flows used for investing activities decreased primarily due to payments related to Fuhu and Sproutling in 2016 and changes in foreign currency forward exchange contracts, partially offset by higher capital spending.
Financing Activities
Cash flows provided by financing activities were $51.5 million in the first six months of 2017, as compared to cash flows used for financing activities of $194.0 million in the first six months of 2016. The increase in cash flows provided by financing activities was primarily driven by higher short-term borrowings.
Seasonal Financing
Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group. Subject to market conditions, Mattel intends to utilize its commercial paper program as its primary short-term borrowing facility, and does not intend to sell commercial paper notes in excess of the available amount under the Credit Facility as described below. The Credit Facility is used as a back-up to Mattel’s commercial paper program. If, for any reason, Mattel is unable to access the commercial paper market, Mattel intends to use the Credit Facility to meet its short-term liquidity needs. The agreement governing the Credit Facility was amended on June 15, 2017 to, among other things, increase the maximum allowed consolidated debt-to-consolidated earnings before interest, taxes, depreciation, and amortization (“Consolidated EBITDA”) ratio that Mattel is required to maintain under the Credit Facility to 3.75 to 1 from 3.50 to 1 for the four consecutive quarters beginning with the second quarter of 2017. The aggregate commitments under the Credit Facility remain at $1.60 billion, with an “accordion feature,” which allows Mattel to increase the aggregate availability under the Credit Facility to $1.85 billion under certain circumstances. In addition, applicable interest rate margins remain within a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, and commitment fees range from 0.08% to 0.25% of the unused commitments under the Credit Facility, in each case depending on Mattel’s senior unsecured long-term debt rating.

Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the agreement governing the Credit Facility to calculate the ratios. Mattel was in compliance with such covenants at the end of the six months ended June 30, 2017. As of June 30, 2017, Mattel’s consolidated debt-to-Consolidated EBITDA ratio, as calculated per the terms of the agreement governing the Credit Facility, was 3.67 to 1 (compared to a maximum allowed of 3.75 to 1), and Mattel’s interest coverage ratio was 7.72 to 1 (compared to a minimum required of 3.50 to 1).
The agreement governing the Credit Facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
Mattel’s financial projections indicate that it may not be in compliance with its current maximum allowed consolidated debt-to-consolidated EBITDA ratio by the end of the third quarter of 2017.  As such, Mattel intends to amend its Credit Facility in the third quarter of 2017 to increase this ratio. Mattel is highly confident that it will be able to do so prior to the end of the third quarter of 2017.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. Mattel expects to extend the majority of these credit lines throughout 2017.
In July 2017, a major credit rating agency changed Mattel’s long-term credit rating to BBB-, changed its short-term credit rating to A-3, and changed its outlook to negative. Another major credit rating agency changed Mattel’s long-term credit rating to BBB.  A reduction in Mattel’s credit ratings could increase the cost of obtaining financing.
Mattel believes its cash on hand, its foreign credit lines, and amounts available under its Credit Facility, which it intends to amend or replace with alternative funding, will be adequate to meet its seasonal financing requirements in 2017.
Financial Position
Mattel’s cash and equivalents decreased $594.1 million to $275.4 million at June 30, 2017, as compared to $869.5 million at December 31, 2016. The decrease was primarily due to higher working capital usage, dividend payments, and purchases of tools, dies, and molds and other property, plant, and equipment, partially offset by proceeds from short-term borrowings and changes in foreign currency forward exchange contracts.
Accounts receivable decreased $197.6 million to $917.7 million at June 30, 2017, as compared to $1.12 billion at December 31, 2016, primarily due to the seasonality of Mattel's business. Accounts receivable increased $123.1 million to $917.7 million at June 30, 2017, as compared to $794.6 million at June 30, 2016, primarily due to later sales in the quarter, as well as country and customer mix with longer sales terms. Inventory increased $322.1 million to $935.9 million at June 30, 2017, as compared to $613.8 million at December 31, 2016, primarily due to lower-than-expected sales volume in the first half of 2017 and higher inventory to meet expected future demand.
Accounts payable and accrued liabilities decreased $292.3 million to $1.00 billion at June 30, 2017, as compared to $1.29 billion at December 31, 2016. The decrease was primarily due to the timing and amount of payments for various liabilities, including royalties and advertising and promotion.
Noncurrent long-term debt decreased to $1.89 billion at June 30, 2017 from $2.13 billion at December 31, 2016 due to the reclassification of $250.0 million of 2013 Senior Notes to current.

A summary of Mattel’s capitalization is as follows:

	June 30, 2017		June 30, 2016		December 31, 2016
	(In millions, except percentage information)
2010 Senior Notes	$500.0	11%	$500.0	11%	$500.0	10%
2011 Senior Notes	300.0	7	300.0	6	300.0	6
2013 Senior Notes	250.0	6	500.0	11	500.0	10
2014 Senior Notes	500.0	11	500.0	11	500.0	10
2016 Senior Notes	350.0	8	—	—	350.0	7
Debt issuance costs	(14.3)	—	(13.9)	—	(15.7)	—
Total noncurrent long-term debt	1,885.7	43	1,786.1	39	2,134.3	43
Other noncurrent liabilities	452.3	10	461.9	10	446.1	9
Stockholders’ equity	2,067.4	47	2,310.3	51	2,407.8	48
	$4,405.4	100%	$4,558.3	100%	$4,988.2	100%
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 48.2% at June 30, 2016 to 56.1% at June 30, 2017 as a result of higher debt and lower stockholders’ equity.
Litigation
See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2016 and did not change during the first six months of 2017.
New Accounting Pronouncements
See Item 1 “Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements” of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
To supplement the financial results presented in accordance with generally accepted accounting principles in the United States (“GAAP”), Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures that Mattel presents include currency exchange rate impact and gross sales. Mattel uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Mattel believes that the disclosure of non-GAAP financial measures provides useful supplemental information to investors to be able to better evaluate ongoing business performance and certain components of the Company's results. These measures are not, and should not be viewed as, substitutes for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
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
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Net sales	$974.5	$957.3	2%	-1%
Sales adjustments	94.0	95.5
Gross sales	$1,068.5	$1,052.8	1%	-1%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Net sales	$1,710.1	$1,826.7	-6%	—%
Sales adjustments	173.0	188.2
Gross sales	$1,883.1	$2,014.9	-7%	-1%

A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Net sales	$482.6	$493.5	-2%	—%
Sales adjustments	24.7	22.1
Gross sales	$507.3	$515.6	-2%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Net sales	$824.8	$950.5	-13%	—%
Sales adjustments	44.8	55.6
Gross sales	$869.6	$1,006.1	-14%	—%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Net sales	$428.7	$395.8	8%	-2%
Sales adjustments	65.0	69.4
Gross sales	$493.7	$465.2	6%	-2%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Net sales	$740.2	$715.1	4%	-1%
Sales adjustments	119.8	124.9
Gross sales	$860.0	$840.0	2%	-2%

A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Net sales	$63.2	$68.0	-7%	—%
Sales adjustments	4.3	4.0
Gross sales	$67.5	$72.0	-6%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2017	June 30, 2016
	(In millions, except percentage information)
Net sales	$145.1	$161.1	-10%	—%
Sales adjustments	8.4	7.7
Gross sales	$153.5	$168.8	-9%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Australian dollar, Canadian dollar, Brazilian real, and Russian ruble are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income/loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first six months of 2017 were related to its net investments in entities having functional currencies denominated in the Euro, Mexican peso and British pound sterling.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1% change in the US dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year earnings per share by approximately $0.00 to $0.01.

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
During March 2016, the Venezuelan government further revised its currency exchange platform to a dual system. The SICAD rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido (“DIPRO”) exchange rate, which was fixed at 10.00 BsF per US dollar. The existing SIMADI rate was renamed the Tipo de Cambio Complementario (“DICOM”) exchange rate. The DIPRO rate is used for essential imports, such as food and medicine, whereas the DICOM rate is used for all other transactions. During the first quarter of 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. The change in the remeasurement rate resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating expense/income, net in the consolidated statement of operations in the first quarter of 2016.
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in the first six months of 2017 and had approximately $1 million of net monetary assets denominated in BsF as of June 30, 2017. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $71 million.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales in the first six months of 2017.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Margaret H. Georgiadis, Mattel’s principal executive officer, and Kevin M. Farr, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2017, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2017, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1—30	30,833	$24.72	—	$203,016,273
May 1—31	36,116	22.22	—	203,016,273
June 1—30	30,745	22.20	—	203,016,273
Total	97,694	$23.00	—	$203,016,273
 ____________________________________

(1)
The total number of shares purchased relates to 97,694 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2017, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	January 30, 2017
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	8-K	001-05647	4.0	August 3, 2007
10.1	Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	June 16, 2017
10.2+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
12.0*	Computation of Ratio of Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated August 2, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated August 2, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated August 2, 2017 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized Officer and Chief Accounting Officer)
Date: August 2, 2017