Form 10-Q
period 2017-09-30
MATTEL INC /DE/
filed 2017-10-26
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 13, 2017:
343,729,550 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipates,” “expects,” “intends,” “plans,” “confident that” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (ii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (vii) the concentration of the Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, including the bankruptcy of Toys “R” Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy of Toys “R” Us, Inc. or other of Mattel’s significant retailers, or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets in which Mattel operates, including, without limitation, with respect to taxes, tariffs or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings, (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel, (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms (xix) the impact of litigation or arbitration decisions or settlement actions; and (xx) other risks and uncertainties detailed in Part 1, Item 1A “Risk Factors” in Mattel’s 2016 Annual Report on Form 10-K. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016	December 31, 2016
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$181,308	$297,089	$869,531
Accounts receivable, net	1,506,145	1,528,808	1,115,217
Inventories	989,995	910,546	613,798
Prepaid expenses and other current assets	352,711	342,362	341,518
Total current assets	3,030,159	3,078,805	2,940,064
Noncurrent Assets
Property, plant, and equipment, net	821,228	747,451	773,965
Goodwill	1,397,642	1,392,155	1,387,628
Other noncurrent assets	950,655	1,430,456	1,392,137
Total Assets	$6,199,684	$6,648,867	$6,493,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$732,649	$—	$192,168
Current portion of long-term debt	250,000	300,000	—
Accounts payable	713,488	694,757	664,857
Accrued liabilities	568,845	629,114	628,826
Income taxes payable	32,296	21,695	19,722
Total current liabilities	2,297,278	1,645,566	1,505,573
Noncurrent Liabilities
Long-term debt	1,886,404	2,133,489	2,134,271
Other noncurrent liabilities	576,327	454,434	446,168
Total noncurrent liabilities	2,462,731	2,587,923	2,580,439
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,793,036	1,781,540	1,790,832
Treasury stock at cost: 97.7 million shares, 99.3 million shares, and 99.0 million shares, respectively	(2,392,422)	(2,434,520)	(2,426,749)
Retained earnings	2,460,224	3,502,076	3,545,359
Accumulated other comprehensive loss	(862,532)	(875,087)	(943,029)
Total stockholders’ equity	1,439,675	2,415,378	2,407,782
Total Liabilities and Stockholders’ Equity	$6,199,684	$6,648,867	$6,493,794
The accompanying notes are an integral part of these financial statements

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,560,983	$1,795,575	$3,271,078	$3,622,250
Cost of sales	913,834	924,810	1,945,386	1,929,247
Gross Profit	647,149	870,765	1,325,692	1,693,003
Advertising and promotion expenses	179,691	202,900	348,752	384,614
Other selling and administrative expenses	381,756	350,469	1,066,943	1,051,799
Operating Income (Loss)	85,702	317,396	(90,003)	256,590
Interest expense	24,646	24,989	68,557	70,133
Interest (income)	(1,575)	(2,477)	(6,337)	(7,550)
Other non-operating expense, net	1,368	856	5,928	23,210
Income (Loss) Before Income Taxes	61,263	294,028	(158,151)	170,797
Provision for income taxes	664,510	57,778	614,402	26,620
Net (Loss) Income	$(603,247)	$236,250	$(772,553)	$144,177
Net (Loss) Income Per Common Share—Basic	$(1.75)	$0.69	$(2.25)	$0.42
Weighted average number of common shares	343,870	341,961	343,304	341,089
Net (Loss) Income Per Common Share—Diluted	$(1.75)	$0.68	$(2.25)	$0.42
Weighted average number of common and potential common shares	343,870	344,226	343,304	343,298
Dividends Declared Per Common Share	$0.15	$0.38	$0.91	$1.14
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited; in thousands)
Net (Loss) Income	$(603,247)	$236,250	$(772,553)	$144,177
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	36,912	(14,570)	142,248	(18,926)
Defined benefit pension plan adjustments	1,106	2,024	3,185	4,568
Net unrealized losses on available-for-sale security	(3,848)	—	(7,585)	—
Net unrealized losses on derivative instruments:
Unrealized holding (losses) gains	(24,009)	974	(63,999)	642
Reclassification adjustment for realized losses (gains) included in net (loss) income	9,241	(2,157)	6,648	(12,472)
	(14,768)	(1,183)	(57,351)	(11,830)
Other Comprehensive Income (Loss), Net of Tax	19,402	(13,729)	80,497	(26,188)
Comprehensive (Loss) Income	$(583,845)	$222,521	$(692,056)	$117,989

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(772,553)	$144,177
Adjustments to reconcile net (loss) income to net cash flows used for operating activities:
Depreciation	179,831	177,939
Amortization	16,264	19,577
Asset impairments	14,942	—
Deferred income taxes	2,057	(38,424)
Valuation allowance on deferred tax assets	561,915	—
Share-based compensation	47,582	38,744
(Decrease) increase from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(355,821)	(389,550)
Inventories	(359,013)	(311,141)
Prepaid expenses and other current assets	(19,027)	25,292
Accounts payable, accrued liabilities, and income taxes payable	9,893	42,006
Other, net	(66,140)	(39,966)
Net cash flows used for operating activities	(740,070)	(331,346)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(101,428)	(101,562)
Purchases of other property, plant, and equipment	(133,895)	(77,586)
Payments for acquisition, net of cash acquired	—	(33,154)
Proceeds from foreign currency forward exchange contracts	60,376	6,228
Other, net	38	1,349
Net cash flows used for investing activities	(174,909)	(204,725)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(878,937)	(83,914)
Proceeds from short-term borrowings, net	1,419,418	67,000
Proceeds from long-term borrowings, net	—	350,000
Payments of dividends on common stock	(311,973)	(388,518)
Proceeds from exercise of stock options	1,768	28,531
Other, net	(16,543)	(16,341)
Net cash flows provided by (used for) financing activities	213,733	(43,242)
Effect of Currency Exchange Rate Changes on Cash	13,023	(16,412)
Decrease in Cash and Equivalents	(688,223)	(595,725)
Cash and Equivalents at Beginning of Period	869,531	892,814
Cash and Equivalents at End of Period	$181,308	$297,089
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
Accounts receivable are net of allowances for doubtful accounts of $22.4 million, $30.9 million, and $21.4 million as of September 30, 2017, September 30, 2016, and December 31, 2016, respectively. As a result of Toys “R” Us filing for bankruptcy in September 2017, Mattel reversed gross sales and accounts receivable of approximately $47 million, and reversed net sales of approximately $43 million in the three months ended September 30, 2017.

3.	Inventories
Inventories include the following:

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
Raw materials and work in process	$130,895	$137,385	$112,327
Finished goods	859,100	773,161	501,471
	$989,995	$910,546	$613,798

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
Land	$25,045	$25,193	$25,113
Buildings	293,024	277,974	280,226
Machinery and equipment	933,967	819,501	828,969
Software	374,934	342,974	356,622
Tools, dies, and molds	923,752	876,642	869,385
Capital leases	23,970	23,970	23,970
Leasehold improvements	263,276	255,769	261,254
	2,837,968	2,622,023	2,645,539
Less: accumulated depreciation	(2,016,740)	(1,874,572)	(1,871,574)
	$821,228	$747,451	$773,965

5.	Goodwill
Goodwill is allocated to various reporting units, which are at the operating segment level, for purposes of evaluating whether goodwill is impaired. Mattel’s reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. In the third quarter of 2017, Mattel early adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to the excess, limited by the amount of goodwill in that reporting unit.
In the third quarter of 2017, Mattel performed its annual impairment tests and determined that goodwill was not impaired. The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2017 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	December 31, 2016	Currency Exchange Rate Impact	September 30, 2017
	(In thousands)
North America	$730,139	$2,595	$732,734
International	445,008	6,813	451,821
American Girl	212,481	606	213,087
	$1,387,628	$10,014	$1,397,642
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

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
Nonamortizable identifiable intangibles	$462,398	$466,384	$458,589
Identifiable intangibles (net of amortization of $166.7 million, $147.9 million, and $153.7 million, respectively)	189,382	206,874	201,859
Deferred income taxes	75,660	548,437	508,363
Other	223,215	208,761	223,326
	$950,655	$1,430,456	$1,392,137
In connection with the acquisitions of Sproutling and substantially all of the assets of Fuhu in the first quarter of 2016, as more fully described in “Note 5 to the Consolidated Financial Statements—Goodwill” of this Quarterly Report on Form 10-Q, Mattel recognized $11.2 million of amortizable identifiable intangible assets, primarily related to patents.

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values.  During the third quarter of 2017, Mattel discontinued the use of a trademark which resulted in an asset impairment charge of $9.2 million.  The asset impairment charge is recorded within other selling and administrative expenses in the consolidated statements of operations. Mattel performed its annual impairment assessment during the third quarter of 2017 and determined that its remaining nonamortizable intangible asset was not impaired.
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets were determined to not be impaired during the three and nine months ended September 30, 2017.
During the third quarter of 2017, Mattel established a valuation allowance on certain deferred tax assets, the benefits of which Mattel believes will likely not be realized. Refer to “Note 19 to the Consolidated Financial Statements—Income Taxes” of this Quarterly Report on Form 10-Q for additional information.

7.	Accrued Liabilities
Accrued liabilities include the following:

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
Royalties	$90,968	$92,739	$107,077
Advertising and promotion	81,185	101,649	85,116
Taxes other than income taxes	61,318	60,031	67,555
Other	335,374	374,695	369,078
	$568,845	$629,114	$628,826

8.	Seasonal Financing
Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility (“Credit Facility”) with a commercial bank group. The Credit Facility is used as a back-up to Mattel’s commercial paper program, which is used as Mattel's primary short-term borrowing facility. The agreement governing the Credit Facility was amended on June 15, 2017 to, among other things, increase the maximum allowed consolidated debt-to-consolidated earnings before interest, taxes, depreciation, and amortization (“consolidated EBITDA”) ratio that Mattel is required to maintain under the Credit Facility to 3.75 to 1 from 3.50 to 1 for the four consecutive quarters beginning with the second quarter of 2017. Additionally, the Credit Facility was amended on September 20, 2017 to remove the consolidated debt-to-consolidated EBITDA ratio requirement for the third fiscal quarter of 2017 and increase the consolidated debt-to-consolidated EBITDA ratio during a covenant modification period to 4.50 to 1.00 for the fourth fiscal quarter of 2017 and 4.25 to 1.00 for each fiscal quarter thereafter. The covenant modification period commenced on September 20, 2017 and continues, at a minimum, through the fourth fiscal quarter of 2017 and thereafter until such time as Mattel (i) requests the termination of the covenant modification period, and (ii) delivers financial statements and a certificate to the lenders demonstrating a consolidated debt-to-consolidated EBITDA ratio of 3.75 to 1.00 or less for the period consisting of the preceding four consecutive fiscal quarters. The amendment further amends the Credit Facility to, among other items, (i) add certain restrictive covenants during the covenant modification period that include greater restrictions against certain receivable financing facilities, as well as restrictions on certain asset dispositions, burdensome agreements, and specified restricted payments, (ii) add a guarantee and lien trigger event that occurs if Mattel’s debt rating falls below certain thresholds, (iii) add covenants that require all U.S. material subsidiaries under the Credit Facility (other than foreign subsidiary holding companies) to become guarantors upon a guarantee and lien trigger event, and (iv) provide that after a guarantee and lien trigger event and before the termination of the covenant modification period, indebtedness under the Credit Facility in an amount not to exceed 10% of Mattel’s consolidated net tangible assets will be secured by pledges from Mattel and the guarantors of 100% of the equity of all U.S. subsidiaries (other than any foreign subsidiary holding company) and 66% of the equity of all first-tier foreign subsidiaries and foreign subsidiary holdings companies. Such guarantees and pledges, as well as the additional restrictive covenants, will be eliminated upon the termination of the covenant modification period.
Although the consolidated debt-to-consolidated EBITDA ratio was removed for the third quarter, Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the Credit Facility to calculate the ratios. Mattel was in compliance with its interest coverage ratio covenant at September 30, 2017.

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
The agreement governing the Credit Facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected. Furthermore, Mattel’s long-term debt agreements contain cross-default provisions which would result in an event of default if Mattel, among other items, fails to comply with the financial ratio covenants under the terms of the Credit Facility with outstanding borrowings in excess of $25 million. The Credit Facility is used as a back-up to Mattel’s commercial paper program.

9.	Long-Term Debt
Long-term debt includes the following:

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2016 and November 2041	300,000	600,000	300,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000
2016 Senior Notes due August 2021	350,000	350,000	350,000
Debt issuance costs	(13,596)	(16,511)	(15,729)
	2,136,404	2,433,489	2,134,271
Less: current portion	(250,000)	(300,000)	—
Total long-term debt	$1,886,404	$2,133,489	$2,134,271

In August 2016, Mattel issued $350.0 million aggregate principal amount of 2.35% senior unsecured notes due August 15, 2021 (“2016 Senior Notes”). Interest on the 2016 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2017. Mattel may redeem all or part of the 2016 Senior Notes at any time or from time to time prior to July 15, 2021 (one month prior to the maturity date of the 2016 Senior Notes) (the “Par Call Date”), at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 2016 Senior Notes being redeemed or (ii) a “make-whole” amount based on the yield of a comparable U.S. Treasury security plus 20 basis points, plus, in each case, accrued and unpaid interest on the 2016 Senior Notes being redeemed to, but excluding, the redemption date. Mattel may redeem all or part of the 2016 Senior Notes at any time or from time to time on or after the Par Call Date, at its option, at a redemption price equal to 100% of the principal amount of the 2016 Senior Notes to be redeemed, plus accrued and unpaid interest on the 2016 Senior Notes being redeemed to, but excluding, the redemption date.

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
Noncurrent tax liabilities	$218,308	$96,447	$96,871
Benefit plan liabilities	196,967	179,979	192,466
Other	161,052	178,008	156,831
	$576,327	$454,434	$446,168

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2017	$(25,114)	$(588)	$(155,625)	$(700,607)	$(881,934)
Other comprehensive (loss) income before reclassifications	(24,009)	(3,848)	(103)	36,912	8,952
Amounts reclassified from accumulated other comprehensive income (loss)	9,241	—	1,209	—	10,450
Net (decrease) increase in other comprehensive income (loss)	(14,768)	(3,848)	1,106	36,912	19,402
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2017	$(39,882)	$(4,436)	$(154,519)	$(663,695)	$(862,532)

	For the Nine Months Ended September 30, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(63,999)	(7,585)	(303)	142,248	70,361
Amounts reclassified from accumulated other comprehensive income (loss)	6,648	—	3,488	—	10,136
Net (decrease) increase in other comprehensive income (loss)	(57,351)	(7,585)	3,185	142,248	80,497
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2017	$(39,882)	$(4,436)	$(154,519)	$(663,695)	$(862,532)

	For the Three Months Ended September 30, 2016
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2016	$4,716	$—	$(157,314)	$(708,760)	$(861,358)
Other comprehensive income (loss) before reclassifications	974	—	(74)	(14,570)	(13,670)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,157)	—	2,098	—	(59)
Net (decrease) increase in other comprehensive income (loss)	(1,183)	—	2,024	(14,570)	(13,729)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2016	$3,533	$—	$(155,290)	$(723,330)	$(875,087)

	For the Nine Months Ended September 30, 2016
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$—	$(159,858)	$(704,404)	$(848,899)
Other comprehensive income (loss) before reclassifications	642	—	(208)	(18,926)	(18,492)
Amounts reclassified from accumulated other comprehensive income (loss)	(12,472)	—	4,776	—	(7,696)
Net (decrease) increase in other comprehensive income (loss)	(11,830)	—	4,568	(18,926)	(26,188)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2016	$3,533	$—	$(155,290)	$(723,330)	$(875,087)
The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2017	September 30, 2016	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(9,124)	$2,383	Cost of sales
	(117)	(226)	Provision for income taxes
	$(9,241)	$2,157	Net (loss) income
Defined Benefit Pension Plans
Amortization of prior service cost	$(8)	$(8)	(a)
Recognized actuarial loss	(1,860)	(1,769)	(a)
Settlement loss	—	(1,495)	Other selling and administrative expenses
	(1,868)	(3,272)
	659	1,174	Provision for income taxes
	$(1,209)	$(2,098)	Net (loss) income

	For the Nine Months Ended
	September 30, 2017	September 30, 2016	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(6,658)	$13,260	Cost of sales
	10	(788)	Provision for income taxes
	$(6,648)	$12,472	Net (loss) income
Defined Benefit Pension Plans
Amortization of prior service cost	$(23)	$(23)	(a)
Recognized actuarial loss	(5,576)	(5,305)	(a)
Settlement loss	—	(1,495)	Other selling and administrative expenses
	(5,599)	(6,823)
	2,111	2,047	Provision for income taxes
	$(3,488)	$(4,776)	Net (loss) income
 ____________________________________________

(a)
The amortization of prior service cost and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to “Note 15 to the Consolidated Financial Statements—Employee Benefit Plans” of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net gain of $142.2 million for the nine months ended September 30, 2017, primarily due to the strengthening of the Euro, British pound sterling, and Mexican peso against the US dollar. Currency translation adjustments resulted in a net loss of $18.9 million for the nine months ended September 30, 2016, primarily due to the weakening of the British pound sterling and the Mexican peso against the US dollar, partially offset by the strengthening of the Euro and the Brazilian real.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive (loss) income (“OCI”). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations.

As of September 30, 2017, September 30, 2016, and December 31, 2016, Mattel held foreign currency forward exchange contracts with notional amounts of $2.46 billion, $1.15 billion, and $1.20 billion, respectively. The notional amounts of the foreign currency forward exchange contracts outstanding as of September 30, 2017 include foreign currency forward contracts executed on September 29, 2017 to settle contracts used to hedge intercompany loans and advances that matured on October 2, 2017.  The notional amounts also include additional foreign currency forward contracts executed on September 29, 2017 to replace the contracts used to hedge the intercompany loans and advances that matured and settled on October 2, 2017.  The increase to the notional amounts outstanding as of September 30, 2017 was primarily due to the timing of the scheduled settlements of Mattel’s intercompany loans and advances denominated in foreign currencies. As of September 30, 2016, Mattel also held cross currency swap contracts with notional amounts of $16.9 million.
The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2017	September 30, 2016	December 31, 2016
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,951	$7,127	$18,747
Foreign currency forward exchange contracts	Other noncurrent assets	764	1,122	5,782
Total derivatives designated as hedging instruments		$2,715	$8,249	$24,529
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,369	$826	$2,678
Total		$4,084	$9,075	$27,207

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2017	September 30, 2016	December 31, 2016
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$21,624	$5,131	$1,917
Foreign currency forward exchange contracts	Other noncurrent liabilities	7,206	1,382	223
Total derivatives designated as hedging instruments		$28,830	$6,513	$2,140
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$1,047	$—	$7,072
Cross currency swap contract	Accrued liabilities	—	1,532	—
Total derivatives not designated as hedging instruments		$1,047	$1,532	$7,072
Total		$29,877	$8,045	$9,212

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2017		September 30, 2016		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(24,009)	$(9,241)	$974	$2,157	Cost of sales

	For the Nine Months Ended
	September 30, 2017		September 30, 2016		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(63,999)	$(6,648)	$642	$12,472	Cost of sales
The net losses of $9.2 million and $6.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, and the net gains of $2.2 million and $12.5 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2016, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$13,624	$306	Other non-operating income/expense
Cross currency swap contract	—	(274)	Other non-operating income/expense
Foreign currency forward exchange contracts	9	619	Cost of sales
Total	$13,633	$651

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$64,582	$5,909	Other non-operating income/expense
Cross currency swap contract	—	(1,532)	Other non-operating income/expense
Foreign currency forward exchange contracts	511	2,217	Cost of sales
Total	$65,093	$6,594
The net gains of $13.6 million and $65.1 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, and the net gains of $0.7 million and $6.6 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2016, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$4,084	$—	$4,084
Available-for-sale security (b)	7,354	—	—	7,354
Total assets	$7,354	$4,084	$—	$11,438
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$29,877	$—	$29,877

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$9,075	$—	$9,075
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$6,513	$—	$6,513
Cross currency swap contract (a)	—	1,532	—	1,532
Total liabilities	$—	$8,045	$—	$8,045

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$27,207	$—	$27,207
Available-for-sale security (b)	14,939	—	—	14,939
Total assets	$14,939	$27,207	$—	$42,146
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$9,212	$—	$9,212
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
Other Financial Instruments
Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The fair values of these instruments approximate their carrying values because of their short-term nature. Cash is classified as Level 1 and all other financial instruments are classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.17 billion (compared to a carrying value of $2.15 billion) as of September 30, 2017, $2.57 billion (compared to a carrying value of $2.45 billion) as of September 30, 2016, and $2.18 billion (compared to a carrying value of $2.15 billion) as of December 31, 2016. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

The following table reconciles earnings per common share for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands, except per share amounts)
Basic:
Net (loss) income	$(603,247)	$236,250	$(772,553)	$144,177
Less: net income allocable to participating RSUs (a)	—	(610)	—	(1,628)
Net (loss) income available for basic common shares	$(603,247)	$235,640	$(772,553)	$142,549
Weighted average common shares outstanding	343,870	341,961	343,304	341,089
Basic net (loss) income per common share	$(1.75)	$0.69	$(2.25)	$0.42
Diluted:
Net (loss) income	$(603,247)	$236,250	$(772,553)	$144,177
Less: net income allocable to participating RSUs (a)	—	(609)	—	(1,628)
Net (loss) income available for diluted common shares	$(603,247)	$235,641	$(772,553)	$142,549
Weighted average common shares outstanding	343,870	341,961	343,304	341,089
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	2,265	—	2,209
Weighted average number of common and potential common shares	343,870	344,226	343,304	343,298
Diluted net (loss) income per common share	$(1.75)	$0.68	$(2.25)	$0.42
 _______________________________________

(a)
During the three and nine months ended September 30, 2017, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses. During the three and nine months ended September 30, 2016, Mattel allocated a proportionate share of both dividends and undistributed earnings to participating RSUs.

The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Mattel was in a net loss position during the three and nine months ended September 30, 2017 and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive. Nonqualified stock options and non-participating RSUs totaling 9.8 million and 7.7 million shares were excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2016, respectively, because they were antidilutive.

15.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans” in its 2016 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Service cost	$1,198	$1,609	$3,441	$4,293
Interest cost	4,479	6,107	13,370	18,407
Expected return on plan assets	(5,768)	(6,393)	(17,253)	(19,309)
Amortization of prior service cost	8	8	23	23
Recognized actuarial loss	1,823	1,732	5,464	5,194
Settlement loss	—	1,495	—	1,495
	$1,740	$4,558	$5,045	$10,103
A summary of the components of net periodic benefit cost for Mattel’s postretirement benefit plans is as follows:
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Service cost	$—	$13	$1	$39
Interest cost	203	286	609	857
Recognized actuarial loss	37	37	112	111
	$240	$336	$722	$1,007
During the nine months ended September 30, 2017, Mattel made cash contributions totaling approximately $3 million and $1 million related to its defined benefit pension and postretirement benefit plans, respectively. During the remainder of 2017, Mattel expects to make additional cash contributions of approximately $6 million.

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
In March 2017, the Compensation Committee approved a new long-term incentive program (“LTIP”) for the performance cycle of January 1, 2017–December 31, 2019. As of September 30, 2017, Mattel has two long-term incentive programs in place: (i) a January 1, 2016–December 31, 2018 performance cycle, and (ii) a January 1, 2017–December 31, 2019 performance cycle.
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

During the three and nine months ended September 30, 2017, Mattel recognized no expense related to the 2017–2019 performance-related component, and recognized $0.1 million of expense related to the 2017–2019 market-related component. During the three and nine months ended September 30, 2017, Mattel recognized no expense related to the 2016–2018 performance-related component, and recognized $0.1 million and $0.3 million of expense, respectively, related to the 2016–2018 market-related component. These amounts are included within RSU compensation expense in the table below.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Stock option compensation expense	$3,446	$2,528	$9,262	$6,826
RSU compensation expense	13,583	9,840	38,320	31,918
	$17,029	$12,368	$47,582	$38,744
As of September 30, 2017, total unrecognized compensation cost related to unvested share-based payments totaled $127.9 million and is expected to be recognized over a weighted-average period of 2.2 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises for the nine months ended September 30, 2017 and 2016 was $1.8 million and $28.5 million, respectively.

17.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Design and development	$58,288	$54,680	$166,784	$160,264
Identifiable intangible asset amortization	4,444	5,524	13,045	16,354

18.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating expense/income, net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Brazilian real, and Russian ruble are the primary transactions that cause foreign currency transaction exposure for Mattel.
Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Operating income (loss)	$2,857	$(48,076)	$(32,137)	$(85,081)
Other non-operating expense, net	(1,244)	(1,269)	(7,368)	(29,388)
Net transaction gains (losses)	$1,613	$(49,345)	$(39,505)	$(114,469)

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
Mattel’s provision for income taxes was $614.4 million and $26.6 million for the nine months ended September 30, 2017 and 2016, respectively. Mattel recognized net discrete tax expense of $561.5 million and $558.8 million during the three and nine months ended September 30, 2017, respectively, and net discrete tax benefits of $9.0 million and $12.8 million during the three and nine months ended September 30, 2016, respectively, primarily related to the establishment of a valuation allowance and reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world.
Mattel regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Mattel considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Mattel considered its recent operating results which resulted in a cumulative net operating loss in the U.S. for the 36-month period ending September 30, 2017. The 36-month cumulative U.S. loss from operations is considered strong negative evidence and outweighs other positive subjective evidence, such as projections of future income. As a result, in the third quarter Mattel established a valuation allowance on its U.S. federal and state deferred tax assets. This results in a discrete charge to the quarter of $561.9 million for the balance of these net deferred tax assets as of December 31, 2016. Further, Mattel has provided zero tax benefit in the year-to-date tax expense for items such as the year-to-date U.S. operating loss and other effects occurring in the current year. The valuation allowance does not impact Mattel's actual ability under applicable tax laws to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments if and when sufficient income is earned prior to the expiration of the deferred tax assets. Mattel will continue to assess the likelihood that the deferred tax assets will be realizable at each period end.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $27 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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
On August 31, 2017, the reporting justice for the Appeals Court denied Yellowstone’s interlocutory appeal. As to Mattel, the reporting justice reversed the fine referenced above that had been previously imposed on Mattel for filing a motion for clarification. However, the reporting justice rejected Mattel’s arguments on the merits of Yellowstone’s damages claims. On September 22, 2017, Mattel filed a further appeal to the full panel of five appellate justices to challenge the merits of Yellowstone’s damages claims. Yellowstone did not file a further appeal.
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

Securities Litigation
Two stockholders have filed purported class action lawsuits in the United States District Court for the Central District of California (Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against Mattel, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuits assert the same or similar allegations, including that the defendants artificially inflated Mattel’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and Mattel’s overall financial condition. The lawsuits allege that the defendants’ conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices. By an order dated September 29, 2017, the two actions were ordered consolidated and a lead plaintiff was appointed.
The lawsuits seek unspecified compensatory damages, attorneys’ fees, expert fees, and costs. Mattel believes that the allegations are without merit and intends to vigorously defend against them.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Revenues by Segment
North America	$839,341	$1,071,030	$1,708,901	$2,077,147
International	776,947	774,211	1,637,031	1,614,169
American Girl	93,876	130,109	247,376	298,933
Gross sales	1,710,164	1,975,350	3,593,308	3,990,249
Sales adjustments	(149,181)	(179,775)	(322,230)	(367,999)
Net sales	$1,560,983	$1,795,575	$3,271,078	$3,622,250

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Segment Income (Loss)
North America	$86,240	$265,597	$109,623	$371,096
International	81,307	150,232	48,140	155,949
American Girl	(14,601)	28,056	(38,558)	21,850
	152,946	443,885	119,205	548,895
Corporate and other expense (a)	(67,244)	(126,489)	(209,208)	(292,305)
Operating income (loss)	85,702	317,396	(90,003)	256,590
Interest expense	24,646	24,989	68,557	70,133
Interest (income)	(1,575)	(2,477)	(6,337)	(7,550)
Other non-operating expense, net	1,368	856	5,928	23,210
Income (loss) before income taxes	$61,263	$294,028	$(158,151)	$170,797
__________________________________________

(a)
Corporate and other expense includes severance and restructuring expenses of $12.6 million and $21.5 million for the three and nine months ended September 30, 2017, respectively, and $6.4 million and $33.6 million for the three and nine months ended September 30, 2016, respectively, and share-based compensation expense of $17.0 million and $47.6 million for the three and nine months ended September 30, 2017, respectively, and $12.4 million and $38.7 million for the three and nine months ended September 30, 2016, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2017	September 30, 2016	December 31, 2016
	(In thousands)
Assets by Segment
North America	$1,060,312	$1,050,120	$677,203
International	1,144,772	1,049,008	766,584
American Girl	197,110	184,101	154,924
	2,402,194	2,283,229	1,598,711
Corporate and other	93,946	156,125	130,304
Accounts receivable, net and inventories	$2,496,140	$2,439,354	$1,729,015

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$967,028	$1,061,113	$2,018,017	$2,142,665
Fisher-Price Brands	561,610	661,489	1,143,466	1,280,435
American Girl Brands	88,008	125,499	234,181	286,910
Construction and Arts & Crafts Brands	84,599	118,605	176,076	252,802
Other	8,919	8,644	21,568	27,437
Gross sales	1,710,164	1,975,350	3,593,308	3,990,249
Sales adjustments	(149,181)	(179,775)	(322,230)	(367,999)
Net sales	$1,560,983	$1,795,575	$3,271,078	$3,622,250

22.	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition, and most industry-specific guidance.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.  ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017.  Early application is permitted after December 15, 2016.  In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, and ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance.  In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which clarifies guidance on assessing collectibility, presenting sales taxes and other similar taxes collected from customers, measuring noncash consideration, and certain transition matters. ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 (collectively, the “new revenue standards”) will be effective for interim and annual reporting periods beginning on January 1, 2018. Upon adoption, Mattel will recognize the cumulative effect of adopting this guidance as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. Mattel continues to make progress in its implementation and assessment of the new revenue standards. While the completion of this assessment is still ongoing and certain licensing contracts will be impacted by the new revenue standards, Mattel does not expect the new standards to have a material impact on its revenue recognition accounting policy and its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. ASU 2016-02 will be effective for interim and annual reporting periods beginning on January 1, 2019. Mattel is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position.
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
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities that sponsor defined benefit plans to (i) present service cost within operations, if such a subtotal is presented, (ii) other components of net benefit costs should be presented separately outside of income from operations, if such a subtotal is presented, and (iii) only the service cost component should be capitalized, when applicable. If a separate line item is not used, the line item in the income statement where the other components of net benefit costs are included must be disclosed. Further, gains and losses from curtailments and settlements, and the cost of certain termination benefits should be reported in the same manner as other components of net benefit cost. ASU 2017-07 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2017-07 on its operating results and financial position.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 will be effective prospectively for interim and annual reporting periods beginning on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2017-09 on its operating results and financial position.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands the hedging strategies eligible for hedge accounting and changes both how companies assess hedge effectiveness and presentation and disclosure requirements. ASU 2017-12 will be effective for interim and annual reporting periods beginning on January 1, 2019. Early application is permitted in any interim period after issuance of the update. Mattel is currently evaluating the impact of the adoption of ASU 2017-12 on its operating results and financial position.

23.	Subsequent Event
On October 26, 2017, Mattel announced that its Board of Directors determined to suspend the Company's quarterly dividend beginning in the fourth quarter of 2017.

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
Construction and Arts & Crafts Brands—including MEGA BLOKS and RoseArt.
Mattel's vision is to “inspire the wonder of childhood as the global leader in learning and development through play.” In order to deliver on this vision, Mattel is focused on the following five-pillar strategy:

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

Third Quarter 2017 Overview
Mattel’s third quarter 2017 financial highlights include the following:

•
Net sales in the third quarter of 2017 were $1.56 billion, down 13% as compared to third quarter of 2016 net sales of $1.80 billion. As a result of Toys “R” Us filing for bankruptcy, Mattel reversed approximately $43 million of net sales in the third quarter of 2017.

•
Gross sales in the third quarter of 2017 were $1.71 billion, down 13% as compared to third quarter of 2016 gross sales of $1.98 billion. As a result of Toys “R” Us filing for bankruptcy, Mattel reversed approximately $47 million of gross sales in the third quarter of 2017.

•
Gross margin in the third quarter of 2017 was 41.5%, a decrease of 700 basis points from the third quarter of 2016. The decrease in gross margin was driven by unfavorable product mix, higher freight and logistics expenses, an unfavorable impact from Toys “R” Us filing for bankruptcy, and lower licensing income.

•	Operating income in the third quarter of 2017 was $85.7 million, as compared to operating income of $317.4 million in the third quarter of 2016.

•
Diluted net loss per share in the third quarter of 2017 was $1.75, as compared to diluted net income per share of $0.68 in the third quarter of 2016. Mattel's provision for income taxes includes a discrete non-cash tax expense of $561.9 million related to deferred tax assets that will likely not be realized.

Results of Operations—Third Quarter
Consolidated Results
Net sales for the third quarter of 2017 were $1.56 billion, a 13% decrease, as compared to $1.80 billion in the third quarter of 2016, with a favorable impact from changes in currency exchange rates of 1 percentage point. As a result of Toys “R” Us filing for bankruptcy in September 2017, Mattel reversed approximately $43 million of net sales attributable to the North America segment in the third quarter of 2017. Mattel reduced shipping to Toys “R” Us in early September, which resulted in a loss of revenue in the third quarter of 2017.  Further, gross margin includes the cost of sales for the inventory sold to Toys “R” Us, but excludes the corresponding net sales. Net loss for the third quarter of 2017 was $603.2 million, or $1.75 per diluted share, as compared to net income of $236.3 million, or $0.68 per diluted share, in the third quarter of 2016. Net loss for the third quarter of 2017 was negatively impacted by discrete non-cash tax expense of $561.9 million related to the establishment of a valuation allowance on deferred tax assets that will likely not be realized and lower gross profit.
The following table provides a summary of Mattel’s consolidated results for the third quarter of 2017 and 2016:

	For the Three Months Ended				Year/Year Change
	September 30, 2017		September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,561.0	100.0%	$1,795.6	100.0%	-13%	—
Gross profit	$647.2	41.5%	$870.8	48.5%	-26%	-700
Advertising and promotion expenses	179.7	11.5%	202.9	11.3%	-11%	20
Other selling and administrative expenses	381.8	24.5%	350.5	19.5%	9%	500
Operating income	85.7	5.5%	317.4	17.7%	-73%	-1,220
Interest expense	24.7	1.6%	25.0	1.4%	-1%	20
Interest (income)	(1.5)	-0.1%	(2.5)	-0.1%	-36%	—
Other non-operating expense, net	1.3		0.9
Income before income taxes	$61.2	3.9%	$294.0	16.4%	-79%	-1,250
Sales
Net sales for the third quarter of 2017 were $1.56 billion, a 13% decrease, as compared to $1.80 billion in the third quarter of 2016, with a favorable impact from changes in currency exchange rates of 1 percentage point.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the third quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$329.6	$349.7	-6%	1%
Other Girls	96.3	161.6	-40%	2%
Wheels	270.3	281.9	-4%	2%
Entertainment	270.8	267.9	1%	2%
	967.0	1,061.1	-9%	1%
Fisher-Price Brands:
Core Fisher-Price	396.8	453.3	-12%	1%
Fisher-Price Friends	136.4	166.7	-18%	1%
Other Fisher-Price	28.4	41.5	-32%	—%
	561.6	661.5	-15%	1%
American Girl Brands	88.0	125.5	-30%	—%
Construction and Arts & Crafts Brands	84.6	118.6	-29%	1%
Other	9.0	8.7
Total Gross Sales	$1,710.2	$1,975.4	-13%	2%
Sales Adjustments	(149.2)	(179.8)
Total Net Sales	$1,561.0	$1,795.6	-13%	1%
Gross sales were $1.71 billion in the third quarter of 2017, a decrease of $265.2 million or 13%, as compared to $1.98 billion in the third quarter of 2016, with a favorable impact from changes in currency exchange rates of 2 percentage points. The decrease in gross sales was primarily due to lower sales of Other Girls, American Girl, Construction and Arts & Crafts, Fisher-Price Friends, and Core Fisher-Price products, partially as a result of the reversal of approximately $47 million of gross sales related to Toys “R” Us filing for bankruptcy. In addition, Mattel began to reduce shipping to Toys “R” Us in early
September, which resulted in a loss of revenue in the third quarter of 2017. Of the 40% decrease in Other Girls gross sales, 30% was due to lower sales of Monster High products, 15% was due to lower sales of DC Super Hero Girls products, and 11% was due to lower sales of Ever After High products, partially offset by initial sales of Enchantimals products of 12%. The 30% decrease in American Girl gross sales was due to lower licensing income and initial sales in the prior year through external distribution channels. Of the 29% decrease in Construction and Arts & Crafts gross sales, 26% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties and MEGA BLOKS Preschool products. Of the 18% decrease in Fisher-Price Friends gross sales, 17% was due to lower sales of Thomas & Friends products. Of the 12% decrease in Core Fisher-Price gross sales, 6% was due to lower sales of infant products and 3% was due to lower sales of Imaginext products.
Cost of Sales
Cost of sales as a percentage of net sales was 58.5% in the third quarter of 2017, as compared to 51.5% in the third quarter of 2016. Cost of sales decreased by $11.0 million, or 1%, to $913.8 million in the third quarter of 2017 from $924.8 million in the third quarter of 2016, as compared to a 13% decrease in net sales. Within cost of sales, product and other costs decreased by $26.6 million, or 3%, to $738.4 million in the third quarter of 2017 from $765.0 million in the third quarter of 2016; freight and logistics expenses increased by $14.3 million, or 16%, to $103.0 million in the third quarter of 2017 from $88.7 million in the third quarter of 2016; royalty expense increased by $1.3 million, or 2%, to $72.4 million in the third quarter of 2017 from $71.1 million in the third quarter of 2016.
Gross Margin
Gross margin decreased to 41.5% in the third quarter of 2017 from 48.5% in the third quarter of 2016. The decrease in gross margin was driven by unfavorable product mix, higher freight and logistics expenses, an unfavorable impact from Toys “R” Us filing for bankruptcy, and lower licensing income. As a result of the Toys “R” Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.

Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 11.5% in the third quarter of 2017 from 11.3% in the third quarter of 2016.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $381.8 million, or 24.5% of net sales, in the third quarter of 2017, as compared to $350.5 million, or 19.5% of net sales, in the third quarter of 2016. The increase in other selling and administrative expenses was primarily due to asset impairments of approximately $15 million, higher employee-related costs of approximately $7 million, higher severance and restructuring expenses of approximately $6 million, and investments in the new American Girl flagship store in New York City of approximately $3 million, partially offset by lower incentive and equity compensation expenses of approximately $8 million.
Provision for Income Taxes
Mattel’s provision for income taxes was $664.5 million and $57.8 million in the third quarter of 2017 and 2016, respectively. Mattel recognized net discrete tax expense of $561.5 million in the third quarter of 2017 primarily related to a non-cash charge of $561.9 million resulting from the establishment of a valuation allowance on deferred tax assets that will likely not be realized and net discrete tax benefits of $9.0 million in the third quarter of 2016 primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the third quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$171.2	$183.0	-7%	—%
Other Girls	33.2	79.6	-58%	—%
Wheels	130.7	157.5	-17%	—%
Entertainment	124.5	157.0	-21%	—%
	459.6	577.1	-20%	—%
Fisher-Price Brands:
Core Fisher-Price	225.1	279.1	-19%	—%
Fisher-Price Friends	68.9	88.6	-22%	—%
Other Fisher-Price	27.9	40.3	-31%	—%
	321.9	408.0	-21%	—%
Construction and Arts & Crafts Brands	54.5	82.9	-34%	—%
Other	3.3	3.0
Total Gross Sales	$839.3	$1,071.0	-22%	—%
Sales Adjustments	(43.2)	(67.4)
Total Net Sales	$796.1	$1,003.6	-21%	—%

Gross sales for the North America segment were $839.3 million in the third quarter of 2017, a decrease of $231.7 million, or 22%, as compared to $1.07 billion in the third quarter of 2016. The decrease in the North America segment gross sales was primarily due to lower sales of Other Girls, Construction and Arts & Crafts, Fisher-Price Friends, Entertainment, Core Fisher-Price, and Wheels products. As a result Toys “R” Us filing for bankruptcy, Mattel reversed approximately $47 million of gross sales in the third quarter of 2017. In addition, Mattel began to reduce shipping to Toys “R” Us in early September, which resulted in a loss of revenue in the third quarter of 2017. Of the 58% decrease in Other Girls gross sales, 40% was due to lower sales of Monster High products and 18% was due to lower sales of DC Super Hero Girls products. Of the 34% decrease in Construction and Arts & Crafts gross sales, 30% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties and MEGA BLOKS Preschool products. Of the 22% decrease in Fisher-Price Friends gross sales, 22% was due to lower sales of Thomas & Friends products. Of the 21% decrease in Entertainment gross sales, 13% was due to lower sales of Minecraft products, 4% was due to lower sales of DC Comics products, 4% was due to lower sales of games and puzzles products, and 7% was due to lower sales of other licensed properties, partially offset by higher sales of CARS products of 12%. Of the 19% decrease in Core Fisher-Price gross sales, 8% was due to lower sales of infant products and 5% was due to lower sales of Imaginext products. Of the 17% decrease in Wheels gross sales, 9% was due to lower sales of Hot Wheels products and 6% was due to lower sales of Tyco™ RC vehicles products.
Cost of sales decreased 6% in the third quarter of 2017, as compared to a 21% decrease in net sales, primarily due to lower product and other costs, partially offset by higher freight and logistics expenses. Gross margin in the third quarter of 2017 decreased due to an unfavorable impact from Toys “R” Us filing for bankruptcy, higher freight and logistics expenses, and unfavorable product mix. As a result of the Toys “R” Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
North America segment income decreased to $86.2 million in the third quarter of 2017, as compared to $265.6 million in the third quarter of 2016, primarily due to lower gross profit and higher other selling and administrative expenses, partially offset by lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the third quarter of 2017 versus 2016:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	1%	2%
Europe	—%	3%
Latin America	4%	3%
Asia Pacific	1%	—%
The following table provides a summary of percentage changes in gross sales within the International segment in the third quarter of 2017 versus 2016:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	—%	2%
Europe	-1%	4%
Latin America	2%	3%
Asia Pacific	2%	1%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the third quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$158.4	$166.6	-5%	3%
Other Girls	63.1	82.1	-23%	3%
Wheels	139.6	124.4	12%	3%
Entertainment	146.3	110.9	32%	4%
	507.4	484.0	5%	3%
Fisher-Price Brands:
Core Fisher-Price	171.7	174.2	-1%	3%
Fisher-Price Friends	67.5	78.1	-14%	1%
Other Fisher-Price	0.5	1.2
	239.7	253.5	-5%	3%
Construction and Arts & Crafts Brands	29.9	35.7	-16%	3%
Other	—	1.0
Total Gross Sales	$777.0	$774.2	—%	2%
Sales Adjustments	(101.8)	(108.3)
Total Net Sales	$675.2	$665.9	1%	2%
Gross sales for the International segment were $777.0 million in the third quarter of 2017, an increase of $2.8 million, as compared to $774.2 million in the third quarter of 2016, with a favorable impact from changes in currency exchange rates of 2 percentage points. The increase in the International segment gross sales was primarily due to higher sales of Entertainment and Wheels products, partially offset by lower sales of Other Girls, Construction and Arts & Crafts, and Fisher-Price Friends products. Of the 32% increase in Entertainment gross sales, 44% was due to higher sales of CARS products, partially offset by lower sales of Dinotrux, WWE, and Minecraft products of 3% each. Of the 12% increase in Wheels gross sales, 12% was due to higher sales of Hot Wheels products. Of the 23% decrease in Other Girls gross sales, 21% was due to lower sales of Monster High products, 13% was due to lower sales of DC Super Hero Girls products, and 12% was due to lower sales of Ever After High products, partially offset by initial sales of Enchantimals products of 19%. Of the 16% decrease in Construction and Arts & Crafts gross sales, 16% was due to lower sales of MEGA BLOKS products, primarily driven by MEGA BLOKS Preschool products and licensed properties. Of the 14% decrease in Fisher-Price Friends gross sales, 12% was due to lower sales of Thomas & Friends products.
Cost of sales increased 1% in the third quarter of 2017, as compared to an 1% increase in net sales, primarily due to higher royalty expense, partially offset by lower freight and logistics expenses. Gross margin in the third quarter of 2017 decreased as a result of an unfavorable product mix and higher royalty expense, partially offset by strategic pricing.
International segment income decreased to $81.3 million in the third quarter of 2017, as compared to $150.2 million in the third quarter of 2016, primarily due to lower gross profit and higher other selling and administrative expenses.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the third quarter of 2017 and 2016:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$88.0	$124.5	-29%	—%
Construction and Arts & Crafts Brands	0.2	—
Other Brands	5.7	5.6	3%	5%
Total Gross Sales	$93.9	$130.1	-28%	—%
Sales Adjustments	(4.2)	(4.0)
Total Net Sales	$89.7	$126.1	-29%	—%
Gross sales for the American Girl segment were $93.9 million in the third quarter of 2017, a decrease of $36.2 million, or 28%, as compared to $130.1 million in the third quarter of 2016. The decrease in American Girl segment gross sales was primarily due to lower sales of American Girl brands products. The 29% decrease in American Girl brands gross sales was due to lower licensing income and initial sales in the prior year through external distribution channels.
Cost of sales decreased 1% in the third quarter of 2017, as compared to a 29% decrease in net sales. Gross margin in the third quarter of 2017 decreased as a result of lower licensing income and higher obsolescence expense.
American Girl segment loss was $14.6 million in the third quarter of 2017, as compared to segment income of $28.1 million in the third quarter of 2016, primarily due to lower gross profit, lower licensing income, and higher other selling and administrative expenses.
Results of Operations—First Nine Months
Consolidated Results
Net sales for the first nine months of 2017 were $3.27 billion, a 10% decrease, as compared to $3.62 billion in the first nine months of 2016. As a result of Toys “R” Us filing for bankruptcy in September 2017, Mattel reversed approximately $43 million of net sales attributable to the North America segment in the third quarter of 2017. Mattel reduced shipping to Toys “R” Us in early September, which resulted in a loss of revenue in the third quarter of 2017.  Further, gross margin includes the cost of sales for the inventory sold to Toys “R” Us, but excludes the corresponding net sales. Net loss for the first nine months of 2017 was $772.6 million, or $2.25 per diluted share, as compared to net income of $144.2 million, or $0.42 per diluted share, in the first nine months of 2016. Net loss for the first nine months of 2017 was negatively impacted by discrete non-cash tax expense of $561.9 million related to the establishment of a valuation allowance on deferred tax assets that will likely not be realized and lower gross profit, partially offset by lower advertising and promotion expenses and lower other non-operating expense. Other non-operating expense was higher in the first nine months of 2016 due to the change in the remeasurement rate used by Mattel's Venezuelan subsidiary in the first quarter of 2016, which resulted in an unrealized foreign currency exchange loss of approximately $26 million.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2017 and 2016 (in millions, except percentage and basis point information):

	For the Nine Months Ended				Year/Year Change
	September 30, 2017		September 30, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$3,271.1	100.0%	$3,622.3	100.0%	-10%	—
Gross profit	$1,325.7	40.5%	$1,693.0	46.7%	-22%	-620
Advertising and promotion expenses	348.8	10.7%	384.6	10.6%	-9%	10
Other selling and administrative expenses	1,066.9	32.6%	1,051.8	29.0%	1%	360
Operating (loss) income	(90.0)	-2.8%	256.6	7.1%	-135%	-990
Interest expense	68.6	2.1%	70.1	1.9%	-2%	20
Interest (income)	(6.3)	-0.2%	(7.6)	-0.2%	-16%	—
Other non-operating expense, net	5.9		23.3
(Loss) income before income taxes	$(158.2)	-4.8%	$170.8	4.7%	-193%	-950
Sales
Net sales for the first nine months of 2017 were $3.27 billion, a 10% decrease, as compared to $3.62 billion in the first nine months of 2016.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first nine months of 2017 and 2016:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$605.2	$651.3	-7%	—%
Other Girls	194.7	304.5	-36%	1%
Wheels	563.3	579.0	-3%	—%
Entertainment	654.8	607.9	8%	1%
	2,018.0	2,142.7	-6%	—%
Fisher-Price Brands:
Core Fisher-Price	794.6	870.1	-9%	—%
Fisher-Price Friends	288.4	330.8	-13%	-1%
Other Fisher-Price	60.5	79.5	-24%	—%
	1,143.5	1,280.4	-11%	—%
American Girl Brands	234.2	286.9	-18%	—%
Construction and Arts & Crafts Brands	176.1	252.8	-30%	1%
Other	21.5	27.4
Total Gross Sales	$3,593.3	$3,990.2	-10%	—%
Sales Adjustments	(322.2)	(367.9)
Total Net Sales	$3,271.1	$3,622.3	-10%	—%

Gross sales were $3.59 billion in the first nine months of 2017, a decrease of $396.9 million, or 10%, as compared to $3.99 billion in the first nine months of 2016. The decrease in gross sales was due to lower sales of Other Girls, Construction and Arts & Crafts, American Girl, and Fisher-Price Friends products, partially as a result of the reversal of approximately $47 million of gross sales related to Toys “R” Us filing for bankruptcy. In addition, Mattel began to reduce shipping to Toys “R” Us in early September, which resulted in a loss of revenue in the third quarter of 2017. Of the 36% decrease in Other Girls gross sales, 30% was due to lower sales of Monster High products and 13% was due to lower sales of Ever After High products, partially offset by initial sales of Enchantimals products of 7%. Of the 30% decrease in Construction and Arts & Crafts gross sales, 28% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties and MEGA BLOKS Preschool products. The 18% decrease in American Girl gross sales was due to lower licensing income and initial sales in the prior year through external distribution channels. Of the 13% decrease in Fisher-Price Friends gross sales, 14% was due to lower sales of Thomas & Friends products.
Cost of Sales
Cost of sales as a percentage of net sales was 59.5% in the first nine months of 2017, as compared to 53.3% in the first nine months of 2016. Cost of sales increased by $16.1 million, or 1%, to $1.95 billion in the first nine months of 2017 from $1.93 billion in the first nine months of 2016, as compared to a 10% decrease in net sales. Within cost of sales, freight and logistics expenses increased by $24.5 million, or 12%, to $233.8 million in the first nine months of 2017 from $209.3 million in the first nine months of 2016; royalty expense increased by $7.7 million, or 5%, to $155.7 million in the first nine months of 2017 from $148.0 million in the first nine months of 2016; product and other costs decreased by $16.1 million, or 1%, to $1.56 billion in the first nine months of 2017 from $1.57 billion in the first nine months of 2016.
Gross Margin
Gross margin decreased to 40.5% in the first nine months of 2017 from 46.7% in the first nine months of 2016. The decrease in gross margin was due to unfavorable product mix, higher freight and logistics expenses, lower licensing income, and an unfavorable impact from Toys “R” Us filing for bankruptcy. As a result of the Toys “R” Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased slightly to 10.7% in the first nine months of 2017 from 10.6% in the first nine months of 2016.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.07 billion, or 32.6% of net sales, in the first nine months of 2017, as compared to $1.05 billion, or 29.0% of net sales, in the first nine months of 2016. The increase in other selling and administrative expenses was primarily due to asset impairments of approximately $15 million and higher employee-related costs of approximately $15 million, partially offset by lower severance and restructuring expenses of approximately $12 million.
Other Non-Operating Expense
Other non-operating expense was $5.9 million in the first nine months of 2017, as compared to $23.3 million in the first nine months of 2016. The decrease in other non-operating expense was primarily due to the change in the remeasurement rate used by Mattel's Venezuelan subsidiary in 2016, which resulted in an unrealized foreign currency exchange loss of approximately $26 million in the first quarter of 2016.
Provision for Income Taxes
Mattel’s provision for income taxes was $614.4 million and $26.6 million in the first nine months of 2017 and 2016, respectively. Mattel recognized net discrete tax expense of $558.8 million in the first nine months of 2017 primarily related to a non-cash charge of $561.9 million resulting from the establishment of a valuation allowance on deferred tax assets that will likely not be realized and net discrete tax benefits of $12.8 million in the first nine months 2016 primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first nine months of 2017 and 2016:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$285.6	$327.7	-13%	—%
Other Girls	73.5	154.4	-52%	—%
Wheels	256.5	294.4	-13%	—%
Entertainment	330.7	356.9	-7%	—%
	946.3	1,133.4	-17%	—%
Fisher-Price Brands:
Core Fisher-Price	449.0	515.7	-13%	—%
Fisher-Price Friends	135.6	168.3	-19%	—%
Other Fisher-Price	59.5	77.5	-23%	—%
	644.1	761.5	-15%	—%
Construction and Arts & Crafts Brands	109.7	170.1	-36%	—%
Other	8.8	12.1
Total Gross Sales	$1,708.9	$2,077.1	-18%	—%
Sales Adjustments	(88.0)	(123.0)
Total Net Sales	$1,620.9	$1,954.1	-17%	—%
Gross sales for the North America segment were $1.71 billion in the first nine months of 2017, a decrease of $368.2 million, or 18%, as compared to $2.08 billion in the first nine months of 2016. The decrease in the North America segment gross sales was primarily due to lower sales of Other Girls, Construction and Arts & Crafts, Fisher-Price Friends, Core Fisher-Price, Wheels, and Barbie products. As a result Toys “R” Us filing for bankruptcy, Mattel reversed approximately $47 million of gross sales in the third quarter of 2017. In addition, Mattel began to reduce shipping to Toys “R” Us in early September, which resulted in a loss of revenue in the third quarter of 2017. Of the 52% decrease in Other Girls gross sales, 37% was due to lower sales of Monster High products and 15% was due to lower sales of Ever After High products. Of the 36% decrease in Construction and Arts & Crafts gross sales, 32% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties and MEGA BLOKS Preschool products. Of the 19% decrease in Fisher-Price Friends gross sales, 19% was due to lower sales of Thomas & Friends products. Of the 13% decrease in Core Fisher-Price gross sales, 8% was due to lower sales of infant products and 3% was due to lower sales of Imaginext products. Of the 13% decrease in Wheels gross sales, 8% was due to lower sales of Hot Wheels products and 4% was due to lower sales of Matchbox products. The 13% decrease in Barbie gross sales was due to a shift in DVD entertainment strategy.
Cost of sales decreased 6% in the first nine months of 2017, as compared to a 17% decrease in net sales, primarily due to lower product and other costs, partially offset by higher freight and logistics expenses. Gross margin in the first nine months of 2017 decreased due to an unfavorable impact from Toys “R” Us filing for bankruptcy, higher freight and logistics expenses, and unfavorable product mix. As a result of the Toys “R” Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
North America segment income decreased to $109.6 million in the first nine months of 2017, as compared to $371.1 million in the first nine months of 2016, primarily due to lower gross profit and higher other selling and administrative expenses, partially offset by lower advertising and promotion expenses.

International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first nine months of 2017 versus 2016:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	2%	—%
Europe	-2%	—%
Latin America	5%	2%
Asia Pacific	10%	-1%
The following table provides a summary of percentage changes in gross sales within the International segment in the first nine months of 2017 versus 2016:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	1%	—%
Europe	-3%	—%
Latin America	4%	2%
Asia Pacific	8%	-1%
The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first nine months of 2017 and 2016:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$319.6	$323.6	-1%	1%
Other Girls	121.2	150.0	-19%	2%
Wheels	306.8	284.6	8%	1%
Entertainment	324.1	251.0	29%	—%
	1,071.7	1,009.2	6%	1%
Fisher-Price Brands:
Core Fisher-Price	345.6	354.4	-2%	1%
Fisher-Price Friends	152.8	162.5	-6%	-2%
Other Fisher-Price	1.0	2.0
	499.4	518.9	-4%	-1%
Construction and Arts & Crafts Brands	65.9	82.7	-20%	1%
Other	—	3.4
Total Gross Sales	$1,637.0	$1,614.2	1%	—%
Sales Adjustments	(221.6)	(233.2)
Total Net Sales	$1,415.4	$1,381.0	2%	—%

Gross sales for the International segment were $1.64 billion in the first nine months of 2017, an increase of $22.8 million, or 1%, as compared to $1.61 billion in the first nine months of 2016. The increase in the International segment gross sales was primarily due to higher sales of Entertainment products, partially offset by lower sales of Construction and Arts & Crafts and Other Girls products. Of the 29% increase in Entertainment gross sales, 46% was due to higher sales of CARS products, partially offset by lower sales of DC Comics products of 7%, lower sales of Minecraft products of 3%, and lower sales of Max Steel and WWE products of 2% each. Of the 20% decrease in Construction and Arts & Crafts gross sales, 20% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties and MEGA BLOKS Preschool products. Of the 19% decrease in Other Girls gross sales, 23% was due to lower sales of Monster High products and 10% was due to lower sales of Ever After High products, partially offset by initial sales of Enchantimals products of 11%.
Cost of sales increased 6% in the first nine months of 2017, as compared to a 2% increase in net sales, primarily due to higher product and other costs and higher royalty expense. Gross margin in the first nine months of 2017 decreased as a result of unfavorable product mix, higher royalty expense, lower licensing income, and higher obsolescence expense, partially offset by strategic pricing.
International segment income decreased to $48.1 million in the first nine months of 2017, as compared to $155.9 million in the first nine months of 2016, driven primarily by lower gross profit and higher other selling and administrative expenses.
American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first nine months of 2017 and 2016:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$234.2	$285.9	-18%	—%
Construction and Arts & Crafts Brands	0.5	—
Other Brands	12.7	13.0	-2%	1%
Total Gross Sales	$247.4	$298.9	-17%	—%
Sales Adjustments	(12.6)	(11.7)
Total Net Sales	$234.8	$287.2	-18%	—%
Gross sales for the American Girl segment were $247.4 million in the first nine months of 2017, a decrease of $51.5 million, or 17%, as compared to $298.9 million in the first nine months of 2016. The decrease in the American Girl segment gross sales was primarily due to lower sales of American Girl brands products. The 18% decrease in American Girl brands gross sales was due to lower licensing income and initial sales in the prior year through external distribution channels.
Cost of sales decreased 2% in the first nine months of 2017, as compared to an 18% decrease in net sales. Gross margin in the first nine months of 2017 decreased as a result of lower licensing income and higher obsolescence expense.
American Girl segment loss was $38.6 million in the first nine months of 2017, as compared to segment income of $21.9 million in the first nine months of 2016, driven primarily by lower gross profit, lower licensing income, and higher other selling and administrative expenses.
Income Taxes
Mattel’s provision for income taxes was $614.4 million and $26.6 million for the nine months ended September 30, 2017 and 2016, respectively. Mattel recognized net discrete non-cash tax expense of $561.5 million and $558.8 million during the three and nine months ended September 30, 2017, respectively, and net discrete tax benefits of $9.0 million and $12.8 million during the three and nine months ended September 30, 2016, respectively, primarily related to the establishment of a valuation allowance and reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, respectively.

Mattel regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Mattel considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Mattel considered its recent operating results which resulted in a cumulative net operating loss in the U.S. for the 36-month period ending September 30, 2017. The 36-month cumulative U.S. loss from operations is considered strong negative evidence and outweighs other positive subjective evidence, such as projections of future income. As a result, in the third quarter Mattel established a valuation allowance on its U.S. federal and state deferred tax assets. This results in a discrete non-cash charge to the quarter of $561.9 million for the balance of these net deferred tax assets as of December 31, 2016. Further, Mattel has provided zero tax benefit in the year-to-date tax expense for items such as the year-to-date U.S. operating loss and other effects occurring in the current year. The valuation allowance does not impact Mattel's actual ability under applicable tax laws to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments if and when sufficient income is earned prior to the expiration of the deferred tax assets. Mattel will continue to assess the likelihood that the deferred tax assets will be realizable at each period end.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $27 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
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
Of Mattel’s $181.3 million in cash and equivalents as of September 30, 2017, approximately $102 million is held by foreign subsidiaries. Mattel may need to accrue and pay additional income taxes if some or all of the undistributed earnings of foreign subsidiaries were repatriated. Mattel does not foresee a need to repatriate undistributed earnings of foreign subsidiaries. Mattel has several liquidity options to fund its domestic operations and obligations; such obligations include investing and financing activities such as dividends, share repurchases, and debt service. Positive cash flows generated annually by its domestic operations, the Credit Facility, alternative forms of financing, and access to both long-term and short-term public and private debt markets at competitive interest rates are available to fund domestic operations and obligations. If these sources are not adequate, Mattel also has the ability to repatriate highly taxed foreign earnings, receive repayment of intercompany loans to foreign subsidiaries, and/or distribute liquidating dividends from foreign subsidiaries, all of which would have a very nominal impact, if any, on Mattel’s tax liabilities. Mattel believes that its policy to indefinitely reinvest the earnings of its foreign subsidiaries will not result in and is not reasonably likely to result in a material change to Mattel’s liquidity position.
In October 2017, Mattel's Board of Directors determined to suspend the Company's quarterly dividend beginning in the fourth quarter of 2017, which was previously $0.15 per share, in order to increase financial flexibility, strengthen the balance sheet, and facilitate strategic investments.
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

Subject to market conditions, Mattel intends to utilize its commercial paper program as its primary short-term borrowing facility, and does not intend to sell commercial paper notes in excess of the available amount under the Credit Facility as described below. The Credit Facility is used as a back-up to Mattel’s commercial paper program. If, for any reason, Mattel is unable to access the commercial paper market, Mattel intends to use the Credit Facility or alternative forms of financing to meet its short-term liquidity needs. As of September 30, 2017, there were no amounts outstanding under the Credit Facility. As of September 30, 2017, Mattel had borrowings of $732.6 million outstanding related to its commercial paper program. Mattel has not experienced any limitations on its ability to access this source of liquidity. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of Toys “R” Us filing for bankruptcy in September 2017, Mattel reversed gross sales and accounts receivable of approximately $47 million, and reversed net sales of approximately $43 million in the three months ended September 30, 2017.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Operating Activities
Cash flows used for operating activities were $740.1 million in the first nine months of 2017, as compared to $331.3 million in the first nine months of 2016. The cash flows used for operating activities increased primarily due to a higher net loss, excluding the impact of the valuation allowance on deferred tax assets, and higher working capital usage.
Investing Activities
Cash flows used for investing activities were $174.9 million in the first nine months of 2017, as compared to $204.7 million in the first nine months of 2016. The cash flows used for investing activities decreased primarily due to an increase in proceeds from foreign currency forward exchange contracts and payments related to Fuhu and Sproutling in 2016, partially offset by higher capital spending.
Financing Activities
Cash flows provided by financing activities were $213.7 million in the first nine months of 2017, as compared to cash flows used for financing activities of $43.2 million in the first nine months of 2016. The increase in cash flows provided by financing activities was primarily driven by higher net short-term borrowings, partially offset by proceeds from long-term borrowings in 2016.

Seasonal Financing
Mattel maintains and periodically amends or replaces its domestic unsecured committed revolving credit facility with a commercial bank group. Subject to market conditions, Mattel intends to utilize its commercial paper program as its primary short-term borrowing facility, and does not intend to sell commercial paper notes in excess of the available amount under the Credit Facility as described below. The Credit Facility is used as a back-up to Mattel’s commercial paper program. If, for any reason, Mattel is unable to access the commercial paper market, Mattel intends to use the Credit Facility. Mattel is contemplating alternative financing to replace the Credit Facility on a longer-term basis, including an asset based credit facility. The agreement governing the Credit Facility was amended on June 15, 2017 to, among other things, increase the maximum allowed consolidated debt-to-consolidated earnings before interest, taxes, depreciation, and amortization (“consolidated EBITDA”) ratio that Mattel is required to maintain under the Credit Facility to 3.75 to 1 from 3.50 to 1 for the four consecutive quarters beginning with the second quarter of 2017. Additionally, the Credit Facility was amended on September 20, 2017 to remove the consolidated debt-to-consolidated EBITDA ratio requirement for the third fiscal quarter of 2017 and increase the consolidated debt-to-consolidated EBITDA ratio during a covenant modification period to 4.50 to 1.00 for the fourth fiscal quarter of 2017 and 4.25 to 1.00 for each fiscal quarter thereafter. The covenant modification period commenced on September 20, 2017 and continues, at a minimum, through the fourth fiscal quarter of 2017 and thereafter until such time as Mattel (i) requests the termination of the covenant modification period, and (ii) delivers financial statements and a certificate to the lenders demonstrating a consolidated debt-to-consolidated EBITDA ratio of 3.75 to 1.00 or less for the period consisting of the preceding four consecutive fiscal quarters. The amendment further amends the Credit Facility to, among other items, (i) add certain restrictive covenants during the covenant modification period that include greater restrictions against certain receivable financing facilities, as well as restrictions on certain asset dispositions, burdensome agreements, and specified restricted payments, (ii) add a guarantee and lien trigger event that occurs if Mattel’s debt rating falls below certain thresholds, (iii) add covenants that require all U.S. material subsidiaries under the Credit Facility (other than foreign subsidiary holding companies) to become guarantors upon a guarantee and lien trigger event, and (iv) provide that after a guarantee and lien trigger event and before the termination of the covenant modification period, indebtedness under the Credit Facility in an amount not to exceed 10% of Mattel’s consolidated net tangible assets will be secured by pledges from Mattel and the guarantors of 100% of the equity of all U.S. subsidiaries (other than any foreign subsidiary holding company) and 66% of the equity of all first-tier foreign subsidiaries and foreign subsidiary holdings companies. Such guarantees and pledges, as well as the additional restrictive covenants, will be eliminated upon the termination of the covenant modification period.
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
Although the consolidated debt-to-consolidated EBITDA ratio was removed for the third quarter, Mattel is required to meet financial ratio covenants at the end of each quarter and fiscal year, using the formulae specified in the agreement governing the Credit Facility to calculate the ratios. Mattel was in compliance with its interest coverage ratio covenant at the end of the nine months ended September 30, 2017. Mattel’s interest coverage ratio was 6.19 to 1 (compared to a minimum required of 3.50 to 1) as of September 30, 2017.
The agreement governing the Credit Facility is a material agreement, and failure to comply with the financial ratio covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected. Furthermore, Mattel’s long-term debt agreements contain cross-default provisions which would result in an event of default if Mattel, among other items, fails to comply with the financial ratio covenants under the terms of the Credit Facility with outstanding borrowings in excess of $25 million. The Credit Facility is used as a back-up to Mattel’s commercial paper program. Mattel does not expect to have any outstanding borrowings under the Credit Facility at the end of 2017.
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
Mattel believes its cash on hand, its foreign credit lines, and amounts available under its Credit Facility or alternative forms of financing will be adequate to meet its seasonal financing requirements in 2017.

Financial Position
Mattel’s cash and equivalents decreased $688.2 million to $181.3 million at September 30, 2017, as compared to $869.5 million at December 31, 2016. The decrease was primarily due to higher working capital usage, dividend payments, and purchases of tools, dies, and molds and other property, plant, and equipment, partially offset by net proceeds from short-term borrowings and proceeds from foreign currency forward exchange contracts.
Accounts receivable increased $390.9 million to $1.51 billion at September 30, 2017, as compared to $1.12 billion at December 31, 2016, primarily due to the seasonality of Mattel's business. Accounts receivable decreased $22.7 million to $1.51 billion at September 30, 2017, as compared to $1.53 billion at September 30, 2016, primarily due to lower volume, including the impact of Toys “R” Us filing for bankruptcy, partially offset by a shift in the timing of sales in the US to later in the quarter. Inventory increased $376.2 million to $990.0 million at September 30, 2017, as compared to $613.8 million at December 31, 2016, primarily due to lower-than-expected sales volume in the first nine months of 2017, including the impact of Toys “R” Us filing for bankruptcy.
Accounts payable and accrued liabilities decreased $11.4 million to $1.28 billion at September 30, 2017, as compared to $1.29 billion at December 31, 2016. The decrease was primarily due to lower advertising and promotion accruals, partially offset by tighter management of vendor disbursements.
Noncurrent long-term debt decreased to $1.89 billion at September 30, 2017 from $2.13 billion at December 31, 2016 due to the reclassification of $250.0 million of 2013 Senior Notes due on March 15, 2018.
A summary of Mattel’s capitalization is as follows:

	September 30, 2017		September 30, 2016		December 31, 2016
	(In millions, except percentage information)
2010 Senior Notes	$500.0	13%	$500.0	10%	$500.0	10%
2011 Senior Notes	300.0	7%	300.0	6%	300.0	6%
2013 Senior Notes	250.0	6%	500.0	10%	500.0	10%
2014 Senior Notes	500.0	13%	500.0	10%	500.0	10%
2016 Senior Notes	350.0	9%	350.0	7%	350.0	7%
Debt issuance costs	(13.6)	—%	(16.5)	—%	(15.7)	—%
Total noncurrent long-term debt	1,886.4	48%	2,133.5	43%	2,134.3	43%
Other noncurrent liabilities	576.3	15%	454.4	9%	446.1	9%
Stockholders’ equity	1,439.7	37%	2,415.4	48%	2,407.8	48%
	$3,902.4	100%	$5,003.3	100%	$4,988.2	100%
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 50.2% at September 30, 2016 to 66.6% at September 30, 2017 as a result of higher debt and lower stockholders’ equity.
Litigation
See Item 1 “Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies” of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
During the third quarter of 2017, Mattel elected to early adopt of ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to the excess, limited by the amount of goodwill in that reporting unit.
In determining the fair value for each of its reporting units, Mattel’s quantitative analysis contemplates both the income approach and the market approach. The income approach utilizes a discounted cash flow analysis based on what the business is forecasted to generate in the future. The market approach utilizes earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions.

In the third quarter of 2017, Mattel performed its annual impairment tests and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value. The fair value of the North America and American Girl reporting units were substantially in excess of their carrying value.
Mattel’s International reporting unit was deemed to be at risk of failing the goodwill impairment test. The estimated fair value was approximately 1.39x its carrying value. Based on year-to-date performance and business outlook, the International reporting unit has achieved lower-than-expected earnings resulting in a downward revision of future years’ forecasts. The International reporting unit did not meet its forecasts due to lower-than-expected sales growth, primarily driven by a net sales decline in Europe, and gross margin decline, driven by unfavorable product mix. The valuation model assumes incremental growth in sales and gross margin from current levels. If Mattel is unable to successfully execute its plans in international markets to achieve further growth in emerging markets, improve gross margin, market demand is below expectations, or the value of our common stock decreases, goodwill may be impaired.
Other than the early adoption of ASU 2017-04, Mattel’s critical accounting policies and estimates did not materially change during the first nine months of 2017, and are included in its Annual Report on Form 10-K for the year ended December 31, 2016.
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
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Net sales	$1,561.0	$1,795.6	-13%	1%
Sales adjustments	149.2	179.8
Gross sales	$1,710.2	$1,975.4	-13%	2%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Net sales	$3,271.1	$3,622.3	-10%	—%
Sales adjustments	322.2	367.9
Gross sales	$3,593.3	$3,990.2	-10%	—%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Net sales	$796.1	$1,003.6	-21%	—%
Sales adjustments	43.2	67.4
Gross sales	$839.3	$1,071.0	-22%	—%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Net sales	$1,620.9	$1,954.1	-17%	—%
Sales adjustments	88.0	123.0
Gross sales	$1,708.9	$2,077.1	-18%	—%

A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Net sales	$675.2	$665.9	1%	2%
Sales adjustments	101.8	108.3
Gross sales	$777.0	$774.2	—%	2%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Net sales	$1,415.4	$1,381.0	2%	—%
Sales adjustments	221.6	233.2
Gross sales	$1,637.0	$1,614.2	1%	—%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Net sales	$89.7	$126.1	-29%	—%
Sales adjustments	4.2	4.0
Gross sales	$93.9	$130.1	-28%	—%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2017	September 30, 2016
	(In millions, except percentage information)
Net sales	$234.8	$287.2	-18%	—%
Sales adjustments	12.6	11.7
Gross sales	$247.4	$298.9	-17%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Brazilian real, and Russian ruble are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statement of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statement of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-US dollar functional currencies. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary currency translation exposures during the first nine months of 2017 were related to its net investments in entities having functional currencies denominated in the Euro, British pound sterling, and Mexican peso.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. There have been no material changes to the quantitative information about market risks as disclosed under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in Mattel’s 2016 Annual Report on Form 10-K.
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
Mattel’s Venezuelan subsidiary represented less than 0.01% of Mattel’s consolidated net sales in the first nine months of 2017 and had approximately $1 million of net monetary assets denominated in BsF as of September 30, 2017. Venezuela currency matters, along with economic and political instability, continue to impact the operating results of Mattel’s Venezuelan subsidiary. If the Venezuelan bolívar fuerte significantly devalues in the future, or if the economic or political conditions significantly worsen, Mattel may consider ceasing operations of its Venezuelan subsidiary, which could result in a pre-tax charge to its consolidated statement of operations of up to $71 million.

United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the US dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 5% of Mattel's consolidated net sales in the first nine months of 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Margaret H. Georgiadis, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2017, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2017, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2017:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1—31	167,334	$20.12	—	$203,016,273
August 1—31	289,305	19.56	—	203,016,273
September 1—30	48,922	15.39	—	203,016,273
Total	505,561	$19.34	—	$203,016,273
 ____________________________________

(1)
The total number of shares purchased relates to 505,561 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2017, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	January 30, 2017
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1	Amendment No. 2 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	September 21, 2017
10.2+	Letter Agreement between Mattel, Inc. and Kevin M. Farr, dated August 16, 2017, regarding his separation from the Company	8-K	001-05647	10.1	August 18, 2017
10.3+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017, regarding an offer of employment for the position of Chief Financial Officer	8-K	001-05647	10.1	October 3, 2017
10.4+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017	8-K	001-05647	10.2	October 3, 2017
12.0*	Computation of Ratio of Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated October 26, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated October 26, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated October 26, 2017 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized Officer and Chief Accounting Officer)
Date: October 26, 2017