Form 10-K
period 2017-12-31
MATTEL INC /DE/
filed 2018-02-27
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Registrant’s telephone number, including area code (310) 252-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	The Nasdaq Global Select Market
________________________________________________________
 Securities registered pursuant to Section 12(g) of the Act:
NONE
_____________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act.  ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,402,057,060 based upon the closing market price as of the close of business June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 16, 2018:
343,923,058 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2018 Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "expects," "anticipates," "estimates," "intends," "plans," "seeks," "aims," "estimates," "projects," "on track," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," or "may." A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Investors should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial, economic and competitive information and are subject to various risks and uncertainties. Mattel’s actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. Mattel expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new developments or otherwise.

PART I

Item 1.	Business.
Throughout this report "Mattel" refers to Mattel, Inc. and/or one or more of its family of companies. Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel's vision is to "inspire the wonder of childhood as the global leader in learning and development through play." In order to deliver on this vision, Mattel is focused on the following five-pillar strategy:

•	Build Mattel's Power Brands (American Girl, Barbie, Fisher-Price, Hot Wheels, and Thomas & Friends) into connected 360-degree play systems and experiences;

•	Accelerate emerging markets growth with digital-first solutions;

•	Focus and strengthen Mattel's innovation pipeline;

•	Reshape Mattel's operations to enable this strategy - leaner, faster, and smarter - via commercial realignment, supply chain transformation, and IT transformation; and

•	Reignite Mattel's culture and team.
Mattel is the owner of a portfolio of global brands with vast intellectual property potential. Mattel's products are among the most widely recognized toy products in the world. Mattel's portfolio of brands and products are grouped into four major brand categories:
Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories ("Barbie"), Monster High, DC Super Hero Girls, Enchantimals, and Polly Pocket (collectively "Other Girls"), Hot Wheels and Matchbox vehicles and play sets (collectively "Wheels"), and CARS, DC Comics, WWE Wrestling, Minecraft, Toy Story, and games and puzzles (collectively "Entertainment").
Fisher-Price Brands—including Fisher-Price, Little People, BabyGear, Laugh & Learn, and Imaginext (collectively "Core Fisher-Price"), Thomas & Friends, Shimmer and Shine, and Mickey Mouse Clubhouse (collectively "Fisher-Price Friends"), and Power Wheels.
American Girl Brands—including Truly Me, Girl of the Year, BeForever, Bitty Baby, and WellieWishers. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores, as well as sold directly to certain retailers in the U.S. and internationally.
Construction and Arts & Crafts Brands—including MEGA BLOKS and RoseArt.
Mattel, Inc. was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Blvd., El Segundo, California 90245-5012, telephone number (310) 252-2000.
Business Segments
Mattel’s operating segments are separately managed business units, consisting of: (i) North America, which consists of the U.S. and Canada, (ii) International, and (iii) American Girl.  The North America and International segments sell products in the Mattel Girls & Boys Brands, Fisher-Price Brands, and Construction and Arts & Crafts Brands categories, although some products are developed and adapted for particular international markets.
For additional information on Mattel’s segment reporting, including revenues by segment, segment income, and worldwide revenues by brand category, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information." For additional information regarding segment assets and geographic areas, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information."
For a discussion of the risks inherent in the foreign operations of Mattel, which affect each segment, see Item 1A "Risk Factors."
North America Segment
The North America segment markets and sells toys in the U.S. and Canada from the Mattel Girls & Boys Brands, Fisher-Price Brands, and Construction and Arts & Crafts Brands categories.

In the Mattel Girls & Boys Brands category, Barbie includes Barbie fashion dolls and accessories. Other Girls includes Monster High, DC Super Hero Girls, Enchantimals, and Polly Pocket. Wheels includes Hot Wheels and Matchbox vehicles and play sets. Entertainment includes key licensing partnerships with Disney, Warner Bros. Entertainment Inc., NBCUniversal Media, LLC, and WWE, as well as owned brands and products, including games and puzzles.
Barbie continues to evolve the "You Can Be Anything" campaign by highlighting role models throughout 2018. New product lines include cooking and baking and a creative fashion play in partnership with Crayola. Barbie products will continue to feature technology and connectivity and will be supported by new animated content, including Barbie Dreamtopia and Barbie: Dreamhouse Adventures.
In 2018, Hot Wheels will introduce a larger system of play with the introduction of Hot Wheels City, and kids can connect everything in the Hot Wheels system of play with track builder, city, and boosted playsets. Hot Wheels Advanced Play, a segment for older children, will introduce Augmoto, an augmented reality racing game that will allow children to experience what it is like to be in the race.
Mattel’s Toy Box will continue to focus on bringing products to the global marketplace with speed and innovation. Toy Box will continue to partner with leading entertainment companies such as Disney, Warner Bros., Nickelodeon, NBCUniversal, and WWE. Key product lines based on entertainment franchises for 2018 include NBCUniversal's Jurassic World, Disney Pixar's CARS 3, Warner Bros.'s Justice League, Batman, and Aquaman, and Nickelodeon's Sunny Day.
Mattel will also focus on bringing new and revitalized brands to market including Enchantimals, MECARD, and Polly Pocket. Enchantimals will introduce an animated series, which will launch in the fall, and will feature animated shorts, live action, toy centric content, and new character dolls. Mattel will introduce the new action battling game MECARD, that will allow children to battle, play, and collect their favorite MECARD characters and vehicles. Polly Pocket is returning in 2017 and will introduce a new generation of girls to the redesigned world of Polly.
The Fisher-Price Brands category includes Fisher-Price BabyGear, Laugh & Learn, Little People, Think & Learn, Imaginext, Thomas & Friends, Dora & Friends, Blaze and The Monster Machines, Sunny Day, Shimmer and Shine, Mickey Mouse Clubhouse, Minnie Mouse, Octonauts, and Power Wheels.
In 2018, Fisher-Price will continue its Best Possible Start campaign by supporting parents’ wishes to let their kids be kids and follow their own interests while celebrating the early childhood milestones and moments. Fisher-Price will introduce toys that encourage children to build the skills they need for school and life through play, including Science, Technology, Engineering, Arts, and Math ("STEM" or "STEAM"), emotional intelligence, critical thinking, imagination, and more. Thomas & Friends will invite kids and parents to get All Aboard To Discovery and introduce a new slate of characters in new animated content with the fall release of the tentpole Thomas & Friends: Big World! Big Adventures! The Movie and Series 22. The content will feature a new Steam Team, including three female engines from various parts of the world that will help kids learn about other cultures.
The Construction and Arts & Crafts Brands category includes MEGA BLOKS and RoseArt brands.
In 2018, MEGA will continue to expand its line of building sets with both MEGA BLOKS for First Builders and highly detailed MEGA Construx. In the First Builders line, MEGA BLOKS will be launching the portable Build'n Go Case in the spring, which will allow parents and preschoolers to expand their MEGA BLOKS Big Building Bag system of play, and introduce a new Shape-Sorting Wagon, Musical Learning Train, and a refreshed Racing Rig in the fall, each designed to offer hours of family moments while developing early learning skills for builders aged 1-4. In the MEGA Construx line, fans can build, play, and collect highly-detailed, buildable micro-figures and construction sets for many popular franchises, including Pokemon, Halo, Call of Duty, Destiny, American Girl, and Probuilder.
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

Within the International segment, Mattel operates in three regional groups that generated the following gross sales during 2017:

	Amount (a)	Percentage of International Gross Sales
	(In millions, except percentage information)
Europe	$1,281.7	51%
Latin America	675.3	27%
Asia Pacific	546.6	22%
	$2,503.5	100%
(a) Amounts may not foot due to rounding.
No individual country within the International segment exceeded 7% of worldwide consolidated gross sales during 2017.
The strength of the U.S. dollar relative to other currencies can significantly affect the revenues and profitability of Mattel’s international operations. Mattel enters into foreign currency forward exchange contracts, primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies, to limit the impact of exchange rate fluctuations on its results of operations and cash flows. See Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Derivative Instruments." For financial information by geographic area, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information."
American Girl Segment
The American Girl segment is a direct marketer, children’s publisher, and retailer best known for its line of historical dolls, books, and accessories, as well as the Truly Me, Girl of the Year, Bitty Baby, and WellieWishers brands. American Girl also publishes best-selling fiction and non-fiction titles, plus the award-winning American Girl magazine. The American Girl segment sells products directly to consumers via its catalog, website, in its proprietary retail stores in the U.S., and at select retailers nationwide. Outside of the U.S., American Girl products are available in specialty boutiques at select Indigo and Chapters stores in Canada and three franchise stores with Majid Al Futtaim in the United Arab Emirates.
In January 2018, American Girl introduced its first STEM-based Girl of the Year character, Luciana Vega, featuring all-new augmented reality experiences and other interactive ways to play. Also in January 2018, American Girl introduced new boy doll options in the contemporary Truly Me line, and will feature even more diverse choices within the recently launched Create Your Own custom doll offering. Throughout 2018, American Girl will increase visibility of its exclusive content, including a new episodic character concept to launch this fall.
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

The majority of Mattel’s raw materials are available from numerous suppliers but may be subject to fluctuations in price. See Item 1A "Risk Factors."
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
Competition among the above companies is intensifying due to trends towards shorter life cycles for individual toy products and an increasing use of high technology in toys.  In addition, as a result of the phenomenon of "children getting older younger" resulting from children outgrowing toys at younger ages, Mattel competes with companies that sell products outside the toy aisle, such as electronic consumer products and video games.  Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store purchases, coupons, and print advertisements. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, and allocate shelf space to one type of toy over another. Competition is also intensifying due to the availability of online-only distributors, including Amazon.com, which are able to promote a wide variety of toys and represent a wide variety of toy manufacturers, and, with limited overhead, do so at a lower cost.
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
In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Product Design and Development
Through its product design and development group, Mattel regularly refreshes, redesigns, and extends existing toy product lines and develops innovative new toy product lines for all segments. Mattel believes its success is dependent on its ability to continue these activities effectively. See Item 1A "Risk Factors." Product design and development activities are principally conducted by a group of professional designers and engineers employed by Mattel. During 2017, 2016, and 2015, Mattel incurred expenses of $225.2 million, $215.3 million, and $217.8 million, respectively, in connection with the design and development of products, exclusive of royalty payments. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Supplemental Financial Information."

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
During 2017, 2016, and 2015, Mattel incurred expenses of $642.3 million (13.2% of net sales), $634.9 million (11.6% of net sales), and $717.9 million (12.6% of net sales), respectively, for advertising and promotion.
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
During 2017, Mattel’s three largest customers (Wal-Mart at $1.0 billion, Toys "R" Us at $0.4 billion, and Target at $0.4 billion) accounted for approximately 37% of worldwide consolidated net sales. As a result of Toys "R" Us filing for relief under Chapter 11 of the United States Bankruptcy Code in September 2017, Mattel reversed approximately $43 million of net sales attributable to the North America segment in the third quarter of 2017. Mattel reduced shipping to Toys "R" Us in early September, which resulted in a loss of revenue in the second half of 2017. In January 2018, Toys "R" Us submitted a court filing with a plan to close over 160 stores, subject to court approval. Mattel expects this Chapter 11 proceeding to impact its recurring revenue from Toys "R" Us and if Toys "R" Us were unsuccessful with their Chapter 11 reorganization, it could lead to potential adverse effects on Mattel’s business, financial condition and results of operations, including its ability to collect its trade receivables.
Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the U.S., none of which exceed 10% of net sales. The customers and the degree of concentration vary depending upon the region or nation. See Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Segment Information."
Licenses and Distribution Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.
Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Disney characters such as Star Wars, Mickey Mouse, Jake and the Never Land Pirates, CARS 3 and Toy Story from Pixar, and certain Disney films and television properties), NBCUniversal (including the Fast & Furious and Jurassic World franchises), Viacom International, Inc. relating to its Nickelodeon properties (including Dora the Explorer, Blaze and the Monster Machines, SpongeBob SquarePants, and Sunny Day), Warner Bros. Consumer Products (including Batman, Superman, Wonder Woman, Justice League, and DC Super Hero Girls), Microsoft (including Halo), Mojang (including Minecraft), and WWE Wrestling.

Royalty expense for 2017, 2016, and 2015 was $244.5 million, $228.9 million, and $264.6 million, respectively. See "Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies."
Mattel’s license agreement with Disney Enterprises, Inc. for the global rights to produce and sell toys based on Disney Princess characters expired at the end of 2015 and was not renewed. Gross sales of Disney Princess products were $455.6 million in 2015. However, Mattel's license of CARS 3 (released in 2017) and Toy Story 4 (expected release in 2019) were renewed in 2016.
Mattel also licenses a number of its trademarks and other property rights to others for use in connection with the sale of their products. Mattel distributes some third-party finished products that are independently designed and manufactured.
Trademarks, Copyrights, and Patents
Most of Mattel’s products are sold under trademarks, trade names, and copyrights, and some of these products incorporate devices or designs for which patent protection has been, or is being pursued. Trademarks, copyrights, and patents are significant assets of Mattel in that they provide product recognition and acceptance worldwide.
Mattel customarily seeks trademark, copyright, and/or patent protection covering its products, and it owns or has applications pending or registrations for U.S. and foreign trademarks, copyrights, and patents covering many of its products. Although a number of these trademarks, copyrights, and patents relate to product lines that are significant to Mattel’s business and operations, Mattel does not believe it is dependent on a single trademark, copyright or patent. Mattel believes its rights to these properties are adequately protected, but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.
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
Agreements to purchase inventory, services, and other items with terms extending through 2022 contain future minimum payments totaling approximately $359 million. Licensing and similar agreements with terms extending through 2022 and beyond contain provisions for future guaranteed minimum payments totaling approximately $322 million. Operating lease commitments with terms extending through 2022 and beyond contain future minimum obligations totaling approximately $581 million. See Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies."
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
For additional information regarding foreign currency contracts, see "International Segment" above, Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk," and Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Derivative Instruments."

Seasonal Financing
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Government Regulations and Environmental Quality
Mattel’s products sold in the U.S. are subject to the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some U.S. states. Mattel believes that it is in substantial compliance with these federal and state laws and regulations.
Mattel’s products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including the European Union and Canada. Mattel believes that it is in substantial compliance with these laws and regulations.
Mattel maintains a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel’s reputation and the sales of other Mattel products. See Item 1A "Risk Factors."
Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s web-based products and services and other online and digital communications activity are or may be subject to U.S. and foreign privacy-related regulations, including the U.S. Children’s Online Privacy Protection Act of 1998 and the EU Data Protection Directive (Directive 95/46/EC) and related national regulations. Similar laws exist in some U.S. states. Mattel believes that it is in substantial compliance with these laws and regulations.
Mattel’s worldwide operations are subject to the requirements of various environmental laws and regulations in the jurisdictions where those operations are located. Mattel believes that it is in substantial compliance with those laws and regulations. Mattel’s operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state and local environmental agencies within and outside the U.S. with respect to the discharge or cleanup of hazardous waste. Mattel is not aware of any material cleanup liabilities.
Mattel is subject to various other federal, state, local and international laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.
Employees
The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. As of December 31, 2017, Mattel’s total number of employees was approximately 28,000.
Research and Development
See "Design and Development" in Part II, Item 8 "Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Supplemental Financial Information."

Available Information
Mattel files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") with the SEC. The public may read and copy any materials that Mattel files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
If any of the risks and uncertainties described in the cautionary risk factors listed below actually occurs, Mattel’s business, financial condition and results of operations could be significantly and adversely affected. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
If Mattel does not successfully identify or satisfy consumer preferences, its results of operations may be adversely affected.
Mattel’s business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences, particularly with children as the end users of Mattel’s products, are continuously changing. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability and results of operations may be adversely affected.
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
Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that are less popular with consumers. Sales of toy products at retail are highly seasonal, with a majority of retail sales occurring during the period from September through December. In recent years, many consumers have delayed their purchases until just before the holidays. As a result, Mattel’s operating results depend, in large part, on sales during the relatively brief traditional holiday season. Retailers attempt to manage their inventories tightly, which requires Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the recent increase in "last minute" shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. These factors may decrease sales or increase the risks that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.
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
A small number of customers account for a large share of Mattel’s net sales. In 2017, Mattel’s three largest customers, Wal-Mart, Toys "R" Us, and Target, in the aggregate, accounted for approximately 37% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 47% of net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results. Furthermore, the bankruptcy or other lack of success of one or more of Mattel's significant retail customers has, and in the future could negatively impact Mattel's revenues and profitability.

Liquidity problems or bankruptcy of Mattel’s key customers, including the recent bankruptcy filing by Toys "R" Us, could have a significant adverse effect on Mattel’s business, financial condition and results of operations.
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
On September 18, 2017, Toys "R" Us, accounting for 8% and 11% of Mattel’s net sales for the fiscal year ended December 31, 2017 and 2016, respectively, and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. Mattel expects this Chapter 11 proceeding to impact its recurring revenue from Toys "R" Us and if Toys "R" Us were unsuccessful with their Chapter 11 reorganization, it could lead to potential adverse effects on Mattel's business, financial condition and results of operations, including its ability to collect its trade receivables.
Mattel may be unable to realize the anticipated cost savings from its previously announced cost savings plan or may incur additional and/or unexpected costs in order to realize them.
Mattel is implementing a series of cost savings initiatives as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cost Savings Programs". Mattel expects to incur one-time, non-recurring costs to achieve such cost savings, including certain costs during 2018 and 2019. There can be no assurance that Mattel will be able to realize the anticipated cost savings from its previously announced cost savings plan in the amounts or within the anticipated timeframes or at all. In addition, any cost savings that Mattel realizes may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from its proposed cost savings plan could have an adverse effect on Mattel’s financial results and prospects.
The amounts of anticipated cost savings and anticipated expenses related thereto are based on Mattel’s current estimates, but they involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements to be materially different from those described herein. Assumptions relating to the plans and amounts related thereto involve subjective decisions and judgments with respect to, among other things, the estimated impact of certain operational adjustments, including marketing efficiency, labor management, material input cost fluctuations, plant transition costs and other cost and savings adjustments, as well as future economic, competitive, industry and market conditions and future business decisions, all of which are inherently uncertain and may be beyond the control of Mattel’s management. Although Mattel’s management believes these estimates and assumptions to be reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the estimates described herein will prove to be accurate or that the objectives and plans expressed will be achieved. Neither Mattel’s independent registered public accounting firm nor any other independent registered public accounting firm, has examined, compiled or performed any procedures with respect to these amounts, nor have they expressed any opinion, or any other form of assurance, on such information or their achievability.
Accordingly, there can be no assurance that the anticipated cost savings will be realized or that the impact of the efforts to achieve such cost savings will not be significantly different than currently anticipated. Mattel undertakes no obligation to update or otherwise revise or reconcile its expectations regarding its cost savings efforts whether as a result of new information, future events or otherwise.

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
Mattel’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, and expose it to interest rate risk to the extent of its variable rate debt.
At December 31, 2017, Mattel had approximately $3.12 billion of indebtedness on a consolidated basis, consisting of the 6.75% Senior Notes due 2025 as well as the Senior Notes issued in the prior years. In addition, Mattel has an additional $1.60 billion of unused commitments under its new senior secured revolving credit facilities, subject to borrowing base capacity. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt".
Subject to the limits contained in the credit agreement that governs Mattel’s new senior secured revolving credit facilities, the indenture that governs the notes and Mattel’s other debt instruments, Mattel may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If Mattel does so, the risks related to Mattel’s high level of debt would increase. Specifically, Mattel’s substantial indebtedness could have important consequences. For example, it could:

•
Require Mattel to dedicate a substantial portion of its cash flow from operations to payments on Mattel’s indebtedness, thereby reducing the availability of Mattel’s cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	Increase Mattel’s vulnerability to and limit Mattel’s flexibility in planning for, or reacting to, changes in its business and the industries in which it operates;

•	Restrict Mattel from making strategic acquisitions or cause Mattel to make non-strategic divestitures;

•	Expose Mattel to the risk of increased interest rates as borrowings under its new senior secured revolving credit facilities will be subject to variable rates of interest;

•	Expose Mattel to additional risks related to currency exchange rates and repatriation of funds;

•	Place Mattel at a competitive disadvantage compared to its competitors that have less debt; and

•
Limit Mattel’s ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions, and general corporate or other purposes.

Any reduction in Mattel’s credit ratings could increase the cost of issuing any such debt. Mattel may be hindered from obtaining, or incur additional costs to obtain, additional credit in tight credit markets. Additionally, Mattel’s ability to issue additional debt could be adversely affected by additional factors, such as market conditions.
In addition, the indenture governing the notes and the agreements governing Mattel’s new senior secured revolving credit facilities contain affirmative and negative covenants that limit Mattel’s ability to engage in activities that may be in its long-term best interests. Mattel’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of Mattel’s debts.
To service Mattel’s indebtedness, Mattel will require a significant amount of cash and Mattel’s ability to generate cash depends on many factors beyond Mattel’s control.
Mattel’s ability to make cash payments on and to refinance its indebtedness, and to fund planned capital expenditures, will depend on Mattel’s ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond Mattel’s control.
Mattel’s business may not generate sufficient cash flow from operations and future borrowings may not be available under Mattel’s new senior secured revolving credit facilities in an amount sufficient to enable Mattel to pay its indebtedness or to fund its other liquidity needs. In such circumstances, Mattel may need to refinance all or a portion of its indebtedness upon or before maturity. Mattel may not be able to refinance any of Mattel’s indebtedness, including its new senior secured revolving credit facilities and the notes, on commercially reasonable terms or at all. If Mattel cannot service its indebtedness, Mattel may need to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreement governing Mattel’s new senior secured revolving credit facilities and the indenture governing the notes will restrict Mattel’s ability to sell assets and use the proceeds from such sales.
If Mattel is unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Mattel otherwise fails to comply with the various covenants in the instruments governing its indebtedness, Mattel could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Mattel’s new senior secured revolving credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against Mattel’s assets, and Mattel could be forced into bankruptcy or liquidation. If Mattel’s operating performance declines, it may need to obtain waivers in the future from the required lenders under its new senior secured revolving credit facilities to avoid being in default. If Mattel breaches its covenants under its new senior secured revolving credit facilities and seeks a waiver, Mattel may not be able to obtain a waiver from the required lenders. If this occurs, Mattel would be in default under its new senior secured revolving credit facilities, the lenders could exercise their rights, as described above, and Mattel could be forced into bankruptcy or liquidation.
Mattel’s variable rate indebtedness subjects Mattel to interest rate risk, which could cause Mattel’s debt service obligations to increase significantly.
Borrowings under Mattel’s new senior secured revolving credit facilities will be at variable rates of interest and will expose Mattel to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, Mattel’s debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and Mattel’s net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Assuming all revolving loans under Mattel’s new senior secured revolving credit facilities are fully drawn and the interest rates are above the interest rate floor set forth in the credit agreement governing Mattel’s new senior secured revolving credit facilities, each one-eighth point change in interest rates would result in a $2.0 million change in annual interest expense on Mattel’s indebtedness under its new senior secured revolving credit facilities. However, Mattel may maintain interest rate swaps with respect to any of its variable rate indebtedness, and any swaps Mattel enters into may not fully mitigate Mattel’s interest rate risk.

Mattel is dependent upon its lenders for financing to execute its business strategy and meet its liquidity needs. If Mattel’s lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could negatively impact Mattel’s business.
In the current volatile credit market, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum amount permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If Mattel’s lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could be difficult in this environment to replace Mattel’s new senior secured revolving credit facilities on similar terms.
Significant changes in currency exchange rates or the ability to transfer capital across borders could have a significant adverse effect on Mattel’s business and results of operations.
Mattel operates facilities and sells products in numerous countries outside the U.S. During 2017, Mattel’s International segment net sales were 42% of Mattel’s total consolidated net sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have a significant adverse effect on Mattel’s business and results of operations.
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
Mattel expects an increasing portion of its net revenues to come from new and emerging markets, including China, India, and Russia. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which may be quite different from the U.S.; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, quotas, or other protectionist measures.
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
In addition to the risks associated with Mattel’s more traditional products, sophisticated digital and smart technology products face certain additional risks. Costs associated with designing, developing and producing technologically advanced or sophisticated products tend to be higher than for many of Mattel’s more traditional products. Heavy competition in consumer electronics and entertainment products and difficult economic conditions may increase the risk of Mattel not achieving sales sufficient to recover the increased costs associated with these products. Designing, developing and producing sophisticated digital and smart technology products requires different competencies and may follow longer timelines than traditional toys and games, and any delays in the design, development or production of these products could have a significant impact on Mattel's ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the video games, consumer electronics and social and digital media areas is potentially even greater than for Mattel’s more traditional products. This pace of change means that the window in which a technologically advanced or sophisticated product can achieve and maintain consumer interest may be shorter than traditional toys and games. These products may also present data security and data privacy risks and be subject to certain laws, government policies or regulations not applicable to more traditional products, such as the U.S. Children’s Online Privacy Protection Act of 1998 and the EU Data Protection Directive (Directive 95/46/EC), which will be succeeded by the EU General Data Protection Regulation in May 2018, and related national regulations.
Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have a material adverse impact on its business.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. Mattel uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of Mattel’s consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. Mattel and its business partners and third-party service providers collect, process, store and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of Mattel’s business partners’ technology and systems could expose Mattel or its customers to a risk of loss or misuse of such information, which could adversely affect Mattel’s operating results, result in regulatory enforcement, other litigation and potential liability for Mattel, and otherwise harm its business. Mattel’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers. Although Mattel has developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party provider, such measures cannot provide absolute security.
Mattel has exposure to similar security risks faced by other large companies that have data stored on their information technology systems. To its knowledge, Mattel has not experienced any material breach of its cybersecurity systems. If Mattel’s or its third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, Mattel could experience delays or decreases in product sales, and reduced efficiency of its operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose Mattel to potential litigation, regulatory actions, sanctions or other statutory penalties, any or all of which could adversely affect its business, and cause it to incur significant losses and remediation costs.

Additionally, Mattel regularly moves data across national borders to conduct its operations, and consequently is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the EU General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and becomes effective in May 2018, adds a broad array of requirements for handling personal data including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. Mattel’s efforts to comply with GDPR and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.
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
The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties, in the U.S. and around the world, as well as its customer, employee, and consumer data. From time to time, third parties have challenged, and may in the future try to challenge, Mattel's ownership of its intellectual property in the U.S. and around the world. In addition, Mattel's business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. The steps Mattel has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the U.S. Mattel may need to resort to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. If Mattel fails to protect its proprietary intellectual property and information, including with respect to any successful challenge to Mattel’s ownership of its intellectual property or material infringements of its intellectual property, this failure could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.
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
Mattel operates in a highly regulated environment in the U.S. and international markets. U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products. These policies or regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs (including international trade laws and regulations, export controls and economic sanctions), and regulations regarding currency and financial matters, anticorruption standards (such as the U.S. Foreign Corrupt Practices Act), environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions. While Mattel takes all the steps it believes are necessary to comply with these laws and policies or regulations, there can be no assurance that Mattel will be in compliance in the future. Compliance with these various laws, regulations and policies imposes significant costs on Mattel’s business, and failure to comply could result in monetary liabilities and other penalties, and could lead to significant negative media attention and consumer dissatisfaction, which could have a significant adverse effect on Mattel’s business, financial condition and results of operations.
In addition, changes in laws or policies or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations, any of which could negatively impact its financial condition and results of operations. In particular, the recently enacted U.S. Tax Cuts and Jobs Act ("Tax Act" or "U.S. Tax Reform”) and guidance to be issued by the Department of the Treasury and Internal Revenue Service related to certain of these U.S. Tax Reform provisions may have a material adverse effect on Mattel’s net income and cash flows, and many aspects of U.S. Tax Reform are unclear and may not be clarified for some time. For example, compliance with U.S Tax Reform may require the collection of information not regularly produced within Mattel, the use of provisional estimates in its financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to U.S. Tax Reform, and as Mattel gathers more information and performs more analysis, Mattel’s results may differ from previous estimates and may materially affect its financial position.
In addition, increases in import and excise duties and/or sales or value added taxes in the jurisdictions in which Mattel operates could affect the affordability of Mattel’s products and, therefore, reduce demand.
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
Mattel’s business is worldwide in scope, including operations in over 50 countries and territories. Political instability, civil unrest, the deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the U.S. and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status for China or Mexico could result in a substantial increase in the import duty of toys manufactured in these countries and imported into the U.S. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
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
Mattel tests its goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Declines in profitability of Mattel’s reporting units may impact the fair value of its reporting units, which could result in a write-down of its goodwill, negatively impacting its results of operations. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 3 to the Consolidated Financial Statements—Goodwill and Other Intangibles".

Mattel’s stock price has been volatile over the past several years and could decline in the future, resulting in losses for Mattel's investors.
All the factors discussed in this section or any other material announcements or events could affect Mattel's stock price. In addition, quarterly fluctuations in Mattel's operating results, changes in investor and analyst perception of Mattel's business risks and conditions of our business, Mattel's ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of Mattel's stock by research analysts, fluctuations in the stock prices of Mattel's peer companies or in stock markets in general, and general economic or political conditions could also cause the price of Mattel's stock to change. A significant drop in the price of Mattel's stock could expose Mattel to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting Mattel's business. There is a purported class action alleging federal securities laws violations currently pending in the United States District Court for the Central District of California against Mattel and individual defendants. In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuit. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation".

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 607,000 square feet, which is used by the North America segment and for brand and corporate support functions. American Girl owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton, DeForest, and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, all of which are used by the American Girl segment. Additionally, Mattel leases a facility in Montreal, Canada, consisting of approximately 817,000 square feet, which is used for brand support and manufacturing functions, and a warehouse in Lachine, Canada, consisting of approximately 360,000 square feet. These facilities in Canada are used by both the North America and International segments. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.
Mattel maintains leased offices in Arkansas, California, Minnesota, and New York, and leased warehouse and distribution facilities in California, Pennsylvania and Texas, all of which are used by the North America segment. Mattel has leased retail and related office space in Chicago, Illinois, Los Angeles, California, and New York, New York for its American Girl Place stores, and in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona for its American Girl stores. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Panama, Peru, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan, Turkey, and the United Kingdom, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has office space and principal manufacturing facilities in China, which support both the North America and International segments.
For leases that are scheduled to expire during the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies." Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.	Legal Proceedings.
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
For information regarding the markets in which Mattel’s common stock, par value $1.00 per share, is traded, see the cover page hereof. For information regarding the high and low closing prices of Mattel’s common stock for the last two calendar years, see Item 8 "Financial Statements and Supplementary Data—Note 16 to the Consolidated Financial Statements—Quarterly Financial Information (Unaudited)."
Holders of Record
As of February 16, 2018, Mattel had approximately 27,000 holders of record of its common stock.
Dividends

During 2017, Mattel paid total dividends per share of $0.91, while during 2016, and 2015 Mattel paid total dividends per share of $1.52, in each year, to holders of its common stock. The Board of Directors declared the dividends on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. On October 26, 2017, Mattel announced that its Board of Directors determined to suspend Mattel's quarterly dividend beginning in the fourth quarter of 2017.

Under U.S. federal income tax rules, corporate dividends are designated as a dividend or a non-dividend distribution based on the applicable "earnings and profits" of the entity paying the dividend. U.S. Tax Reform was a factor in Mattel having sufficient earnings and profits in 2017. In 2017, based on reasonable assumptions by Mattel, 100% of the distribution is a taxable distribution for U.S. federal income tax purposes.
Recent Sales of Unregistered Securities
During the fourth quarter of 2017, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2017, 2016, and 2015, Mattel did not repurchase any shares of its common stock.
The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2017:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Period:
October 1—31	23,863	$15.50	—	$203,016,273
November 1—30	23,833	13.80	—	203,016,273
December 1—31	28,135	15.06	—	203,016,273
Total	75,831	$14.80	—	$203,016,273

(1)
The total number of shares purchased includes 75,831 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2017, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2012 and reinvestment of dividends.

	December 31,
	2012	2013	2014	2015	2016	2017
Cumulative Total Return:
Mattel, Inc.	$100.00	$134.34	$91.19	$85.04	$90.36	$52.52
S&P 500	$100.00	$132.36	$150.43	$152.51	$170.70	$207.92
S&P 500 Consumer Discretionary	$100.00	$143.05	$156.88	$172.74	$183.15	$225.20

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$4,881,951	$5,456,650	$5,702,613	$6,023,819	$6,484,892
Gross profit	1,820,829	2,554,391	2,806,358	3,001,022	3,478,883
% of net sales	37.3%	46.8%	49.2%	49.8%	53.6%
Operating (loss) income	(342,823)	519,233	540,922	653,714	1,168,103
% of net sales	(7.0)%	9.5%	9.5%	10.9%	18.0%
(Loss) income before income taxes	(504,987)	409,742	463,915	586,910	1,099,128
Provision for income taxes (a)	548,849	91,720	94,499	88,036	195,184
Net (loss) income	$(1,053,836)	$318,022	$369,416	$498,874	$903,944
Net (Loss) Income Per Common Share—Basic	$(3.07)	$0.93	$1.08	$1.46	$2.61
Net (Loss) Income Per Common Share—Diluted	$(3.07)	$0.92	$1.08	$1.45	$2.58
Dividends Declared Per Common Share	$0.91	$1.52	$1.52	$1.52	$1.44

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Financial Position:
Total assets	$6,238,503	$6,493,794	$6,535,143	$6,721,983	$6,439,626
Noncurrent liabilities	3,357,245	2,580,439	2,256,360	2,684,026	2,140,627
Stockholders’ equity	1,257,455	2,407,782	2,633,254	2,949,071	3,251,559

(a)
The provision for income taxes in 2017 was negatively impacted by net tax expense of $454.4 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of U.S. Tax Reform in the fourth quarter of 2017. The provision for income taxes in 2016 was positively impacted by net tax benefits of $16.8 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of a new accounting pronouncement. The provision for income taxes in 2015 was positively impacted by net tax benefits of $19.1 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2014 was positively impacted by net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations. The provision for income taxes in 2013 was positively impacted by net tax benefits of $32.2 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Note that amounts within this Item shown in millions may not foot due to rounding.
The following discussion also includes gross sales and currency exchange rate impact, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission ("Regulation G"), to supplement the financial results as reported in accordance with GAAP. Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to "Non-GAAP Financial Measures" in this Annual Report on Form 10-K for a more detailed discussion, including a reconciliation of gross sales, a non-GAAP financial measure, to net sales, its most directly comparable GAAP financial measure.
Overview
Mattel's vision is to "inspire the wonder of childhood as the global leader in learning and development through play." In order to deliver on this vision, Mattel is focused on the following five-pillar strategy:

•	Build Mattel's Power Brands (American Girl, Barbie, Fisher-Price, Hot Wheels, and Thomas & Friends) into connected 360-degree play systems and experiences;

•	Accelerate emerging markets growth with digital-first solutions;

•	Focus and strengthen Mattel's innovation pipeline;

•	Reshape Mattel's operations to enable this strategy - leaner, faster, and smarter - via commercial realignment, supply chain transformation, and IT transformation; and

•	Reignite Mattel's culture and team.
2017 Overview
Mattel’s 2017 financial highlights include the following:

•	Net sales in 2017 were $4.88 billion, an 11% decrease, as compared to 2016 net sales of $5.46 billion.

•	Gross sales in 2017 were $5.51 billion, a 9% decrease, as compared to 2016 gross sales of $6.07 billion.

•	Gross margin in 2017 was 37.3%, a decrease of 950 basis points from 2016.

•	Operating loss in 2017 was $342.8 million, as compared to operating income of $519.2 million in 2016.

•	Diluted net loss per share in 2017 was $3.07, as compared to diluted earnings per share of $0.92 in 2016.
Results of Operations
2017 Compared to 2016
Consolidated Results
Net sales for 2017 were $4.88 billion, an 11% decrease, as compared to $5.46 billion in 2016. Net loss for 2017 was $1.05 billion, or a loss of $3.07 per diluted share, as compared to net income of $318.0 million, or earnings of $0.92 per diluted share, in 2016. The net loss for 2017 was impacted by lower gross profit, a higher advertising rate, higher other selling and administrative expenses, higher interest expense, a $59.0 million non-operating expense related to the discontinuation of Mattel's Venezuelan subsidiary, and a net tax expense of $454.4 million primarily related to the establishment of a valuation allowance on U.S. deferred tax assets that will likely not be realized and an estimate of the impact of U.S. Tax Reform.

The following table provides a summary of Mattel’s consolidated results for 2017 and 2016:

	For the Year Ended				Year/Year Change
	December 31, 2017		December 31, 2016
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$4,882.0	100.0%	$5,456.7	100.0%	-11%	—
Gross profit	$1,820.8	37.3%	$2,554.4	46.8%	-29%	(950)
Advertising and promotion expenses	642.3	13.2	634.9	11.6	1%	160
Other selling and administrative expenses	1,521.4	31.2	1,400.3	25.7	9%	550
Operating (loss) income	(342.8)	-7.0	519.2	9.5	-166%	(1,650)
Interest expense	105.2	2.2	95.1	1.7	11%	50
Interest (income)	(7.8)	-0.2	(9.1)	-0.2	-15%	—
Other non-operating expense, net	64.7		23.5
(Loss) income before income taxes	$(505.0)	-10.3%	$409.7	7.5%	-223%	(1,780)
Sales
Net sales for 2017 were $4.88 billion, an 11% decrease, as compared to $5.46 billion in 2016.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$954.9	$971.8	-2%	1%
Other Girls	297.7	461.7	-36%	1%
Wheels	847.0	885.1	-4%	1%
Entertainment	978.1	875.5	12%	1%
	3,077.7	3,194.1	-4%	1%
Fisher-Price Brands:
Core Fisher-Price	1,150.2	1,262.8	-9%	1%
Fisher-Price Friends	426.3	496.2	-14%	—%
Other Fisher-Price	100.7	129.1	-22%	—%
	1,677.2	1,888.1	-11%	1%
American Girl Brands	451.5	570.8	-21%	—%
Construction and Arts & Crafts Brands	269.5	377.6	-29%	—%
Other	38.2	43.1
Total Gross Sales	$5,514.1	$6,073.7	-9%	1%
Sales Adjustments	(632.2)	(617.0)
Total Net Sales	$4,882.0	$5,456.7	-11%	—%

Gross sales were $5.51 billion in 2017, a decrease of $559.6 million, or 9%, as compared to $6.07 billion in 2016, with a favorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was due to lower sales of Other Girls, Construction and Arts & Crafts, American Girl, and Fisher-Price Friends products, partially offset by higher sales of Entertainment products. The decrease in gross sales was partially a result of the reversal of approximately $47 million of gross sales related to Toys "R" Us filing for bankruptcy. In addition, Mattel began to reduce shipping to Toys "R" Us in early September, which resulted in a loss of revenue in the second half of 2017. Of the 36% decrease in Other Girls gross sales, 28% was due to lower sales of Monster High products, 12% was due to lower sales of Ever After High products, and 11% was due to lower sales of DC Super Hero Girls products, partially offset by initial sales of Enchantimals products of 11%. Of the 29% decrease in Construction and Arts & Crafts gross sales, 26% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties and MEGA BLOKS Preschool products. The 21% decrease in American Girl gross sales was due to lower sales across channels. Of the 14% decrease in Fisher-Price Friends gross sales, 13% was due to lower sales of Thomas & Friends products. Of the 12% increase in Entertainment gross sales, 30% was due to higher sales of CARS products, partially offset by lower sales of Minecraft products of 5%, lower sales of DC Comics products of 4%, and lower sales of Dinotrux and WWE products of 2% each.
Cost of Sales
Cost of sales as a percentage of net sales was 62.7% in 2017, as compared to 53.2% in 2016. Cost of sales increased by $158.9 million, or 5%, to $3.06 billion in 2017 from $2.90 billion in 2016, as compared to a 11% decrease in net sales. Within cost of sales, product and other costs increased by $92.4 million, or 4%, to $2.44 billion in 2017 from $2.35 billion in 2016, primarily as a result of higher obsolescence expense; freight and logistics expenses increased by $50.9 million, or 16%, to $373.6 million in 2017 from $322.7 million in 2016; and royalty expenses increased $15.6 million, or 7%, to $244.5 million in 2017 from $228.9 million in 2016.
Gross Margin
Gross margin decreased to 37.3% in 2017 from 46.8% in 2016. The decrease in gross margin was primarily due to higher obsolescence expense, unfavorable product mix, higher freight and logistics expenses, asset impairments, and an unfavorable impact from Toys "R" Us filing for bankruptcy in the third quarter of 2017. As a result of the Toys "R" Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 13.2% in 2017 from 11.6% in 2016, primarily as a result of lower net sales and higher non-media costs.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.52 billion, or 31.2% of net sales, in 2017, as compared to $1.40 billion, or 25.7% of net sales, in 2016. The increase in other selling and administrative expenses was primarily due to asset impairments of approximately $36 million, higher severance and restructuring expenses of approximately $25 million, higher employee-related costs of approximately $19 million, higher incentive and equity compensation of approximately $16 million, and costs associated with the new American Girl flagship store in New York City of approximately $14 million.
Other Non-Operating Expense
Other non-operating expense was $64.7 million in 2017, as compared to $23.5 million in 2016. In the fourth quarter of 2017, Mattel initiated actions to discontinue operations in Venezuela, which resulted in a $59.0 million loss in other non-operating expense related to the associated cumulative translation adjustments. In 2016, Mattel recognized approximately $26 million of foreign currency exchange loss related to a change in the remeasurement rate used by Mattel's Venezuelan subsidiary. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk—Venezuelan Operations" for more information.

Provision for Income Taxes
Mattel’s provision for income taxes was $548.8 million in 2017, compared to $91.7 million in 2016. Mattel's effective tax rate on loss before income taxes was (108.7)% in 2017, as compared to an effective tax rate on income before income taxes of 22.4% in 2016. The 2017 income tax provision included net tax expense of $454.4 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and an estimate of the impact of U.S. Tax Reform in the fourth quarter of 2017. The 2017 net tax expense included a provisional income tax benefit of $105.3 million related to the remeasurement of the U.S. net deferred tax liabilities from 35% to 21% tax rate and revised deferred tax netting from the third quarter of 2017 to the fourth quarter of 2017. Mattel has not yet determined a reasonable estimate of the impact of many aspects of tax reform. For additional information on the U.S. Tax Reform, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Income Taxes". The 2016 income tax provision included net tax benefits of $16.8 million primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of ASU 2016-09.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$450.9	$489.1	-8%	—%
Other Girls	101.5	219.6	-54%	—%
Wheels	381.7	446.0	-14%	1%
Entertainment	489.9	496.8	-1%	—%
	1,424.0	1,651.5	-14%	—%
Fisher-Price Brands:
Core Fisher-Price	637.9	740.9	-14%	—%
Fisher-Price Friends	195.7	249.5	-22%	-1%
Other Fisher-Price	95.2	121.5	-22%	—%
	928.8	1,111.9	-16%	1%
Construction and Arts & Crafts Brands	167.5	253.4	-34%	—%
Other	16.3	19.4
Total Gross Sales	$2,536.7	$3,036.2	-16%	1%
Sales Adjustments	(162.8)	(198.4)
Total Net Sales	$2,373.9	$2,837.8	-16%	—%
Gross sales for the North America segment were $2.54 billion in 2017, a decrease of $499.5 million or 16%, as compared to $3.04 billion in 2016, with a favorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the North America segment gross sales was primarily due to lower sales of Other Girls, Construction and Arts & Crafts, Fisher-Price Friends, Core Fisher-Price, and Wheels products. As a result of Toys "R" Us filing for bankruptcy, Mattel reversed approximately $47 million of gross sales in the third quarter of 2017. In addition, Mattel began to reduce shipping to Toys "R" Us in early September, which resulted in a loss of revenue in the second half of 2017. Of the 54% decrease in Other Girls gross sales, 36% was due to lower sales of Monster High products and 17% was due to lower sales of DC Super Hero Girls products. Of the 34% decrease in Construction and Arts & Crafts gross sales, 31% was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties and MEGA BLOKS Preschool products. Of the 22% decrease in Fisher-Price Friends gross sales, 16% was due to lower sales of Thomas & Friends products and 5% was due to lower sales of Blaze and The Monster Machines products. Of the 14% decrease in Core Fisher-Price gross sales, 7% was due to lower sales of infant products and 4% was due to lower sales of Imaginext products. Of the 14% decrease in Wheels gross sales, 9% was due to lower sales of Hot Wheels products and 4% was due to lower sales of Matchbox products.

Cost of sales decreased 2% in 2017, as compared to a 16% decrease in net sales, primarily due to lower product and other costs, partially offset by higher freight and logistics expenses. Gross margins in 2017 decreased due to higher freight and logistics expenses, an unfavorable impact from Toys "R" Us filing for bankruptcy, and higher obsolescence expense. As a result of the Toys "R" Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
North America segment income decreased by 83% to $98.5 million in 2017, as compared to $564.4 million in 2016, primarily due to lower gross profit.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in 2017 versus 2016:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment	—%	1%
Europe	-2%	2%
Latin America	3%	2%
Asia Pacific	3%	—%
The following table provides a summary of percentage changes in gross sales within the International segment in 2017 versus 2016:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment	2%	2%
Europe	-1%	2%
Latin America	6%	2%
Asia Pacific	6%	1%

The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Mattel Girls & Boys Brands:
Barbie	$504.0	$482.7	4%	2%
Other Girls	196.2	242.1	-19%	2%
Wheels	465.4	439.1	6%	2%
Entertainment	488.2	378.7	29%	3%
	1,653.7	1,542.6	7%	2%
Fisher-Price Brands:
Core Fisher-Price	512.3	521.9	-2%	1%
Fisher-Price Friends	230.6	246.7	-6%	1%
Other Fisher-Price	5.5	7.6	-29%	2%
	748.4	776.2	-4%	1%
American Girl Brands	0.1	2.5
Construction and Arts & Crafts Brands	101.3	124.0	-18%	2%
Other	—	2.3
Total Gross Sales	$2,503.5	$2,447.6	2%	2%
Sales Adjustments	(442.7)	(392.8)
Total Net Sales	$2,060.8	$2,054.8	—%	1%
Gross sales for the International segment were $2.50 billion in 2017, an increase of $55.9 million or 2%, as compared to $2.45 billion in 2016, with a favorable impact from changes in currency exchange rates of 2 percentage points. The increase in the International segment gross sales was primarily due to higher sales of Entertainment products, partially offset by lower sales of Other Girls and Construction and Arts & Crafts products. Of the 29% increase in Entertainment gross sales, 42% was due to higher sales of CARS products, partially offset by lower sales of DC Comics products of 3% and lower sales of Minecraft, Max Steel, and WWE products of 2% each. Of the 19% decrease in Other Girls gross sales, 22% was due to lower sales of Monster High products and 11% was due to lower sales of Ever After High products, partially offset by initial sales of Enchantimals products of 15%. The 18% decrease in Construction and Arts & Crafts gross sales was due to lower sales of MEGA BLOKS products, primarily driven by licensed properties and MEGA BLOKS Preschool products.
Cost of sales increased 9% in 2017, as compared to flat net sales, primarily due to higher product and other costs and higher royalty expenses. Gross margins in 2017 decreased as a result of unfavorable product mix and higher royalty expense.
International segment loss was $5.9 million in 2017, as compared to segment income of $291.2 million in 2016, primarily due to lower gross profit and higher other selling and administrative expenses.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
American Girl Segment:
American Girl Brands	$451.4	$568.3	-21%	—%
Construction and Arts & Crafts Brands	0.8	0.2
Other	21.8	21.4	2%	3%
Total Gross Sales	$473.9	$589.9	-20%	—%
Sales Adjustments	(26.7)	(25.8)
Total Net Sales	$447.2	$564.1	-21%	—%
Gross sales for the American Girl segment were $473.9 million in 2017, a decrease of $116.0 million or 20%, as compared to $589.9 million in 2016. The decrease in American Girl segment gross sales was primarily due to lower sales of American Girl brands products as a result of lower sales across channels. Cost of sales increased 14% in 2017, as compared to a 21% decrease in net sales, primarily due to higher inventory obsolescence expense. Gross margins in 2017 decreased as a result of higher obsolescence expense, unfavorable product mix, lower licensing income, and higher freight and logistics expenses.
American Girl segment loss was $73.0 million in 2017, as compared to segment income of $106.4 million in 2016, primarily due to lower gross profit and higher other selling and administrative expenses.
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
The following table provides a summary of Mattel’s consolidated results for 2016 and 2015:

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
The following table provides a summary of Mattel’s consolidated gross sales by brand for 2016 and 2015:

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
Gross sales were $6.07 billion in 2016, a decrease of $209.9 million or 3%, as compared to $6.28 billion in 2015, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. The decrease in gross sales was due to lower sales of Other Girls products, partially offset by higher sales of Entertainment products. Of the 52% decrease in Other Girls gross sales, 47% was due to lower sales of Disney Princess products. Of the 13% increase in Entertainment gross sales, 12% was due to higher sales of DC Comics products.
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
Other Non-Operating Expense/Income, Net
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
Gross sales for the North America segment were $3.04 billion in 2016, a decrease of $47.7 million, or 2%, as compared to $3.08 billion in 2015, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the North America segment gross sales was primarily due to lower sales of Other Girls products, partially offset by higher sales of Entertainment and Barbie products. Of the 51% decrease in Other Girls gross sales, 47% was due to lower sales of Disney Princess products. Of the 19% increase in Entertainment gross sales, 12% was due to higher sales of DC Comics products and 5% was due to initial sales of Fuhu tablets. The 13% increase in Barbie gross sales was due to sales of the Fashionistas and I Can Be product lines, and the new younger girl product line, Barbie Dreamtopia, as well as licensing revenue recorded during the second quarter. Cost of sales decreased 2% in 2016, as compared to a 2% decrease in net sales, primarily due to lower product and other costs and lower royalty expenses. Gross margins in 2016 were flat with 2015.
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
Gross sales for the International segment were $2.45 billion in 2016, a decrease of $155.9 million, or 6%, as compared to $2.60 billion in 2015, with an unfavorable impact from changes in currency exchange rates of 7 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Other Girls products, partially offset by higher sales of Construction and Arts & Crafts Brands products. Of the 53% decrease in Other Girls gross sales, 47% was due to lower sales of Disney Princess products. Of the 17% increase in Construction and Arts & Crafts gross sales, 14% was due to initial sales of Teenage Mutant Ninja Turtles MEGA BLOKS products. Cost of sales increased 4% in 2016, as compared to an 8% decrease in net sales, primarily due to higher product and other costs, partially offset by lower royalty expenses. Gross margins in 2016 decreased as a result of unfavorable foreign currency exchange rates, higher input costs, and higher sales adjustments, partially offset by strategic pricing and Funding Our Future savings.
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
Gross sales for the American Girl segment were $589.9 million in 2016, a decrease of $6.3 million, or 1%, as compared to $596.2 million in 2015. Cost of sales decreased 3% in 2016, as compared to a 1% decrease in net sales, primarily due to lower product and other costs and lower freight and logistics costs. Gross margins in 2016 increased as a result of higher licensing income and Funding Our Future savings.
American Girl segment income increased by 52% to $106.4 million in 2016, as compared to $69.9 million in 2015, primarily due to the new franchise licensing agreement to expand the brand into the Middle East, lower advertising and promotion expenses, and lower other selling and administrative expenses.
Cost Savings Programs
Funding Our Future
During 2015, Mattel initiated Funding Our Future, which was designed to generate cost savings through various initiatives, including structural and process improvements and supply chain optimization. Funding our Future targeted cumulative gross cost savings of approximately $250 million to $300 million by the end of 2016. Mattel achieved cumulative gross cost savings of approximately $295 million (or approximately $215 million in net cost savings), which was at the high end of its Funding Our Future goal. Of the cumulative gross cost savings realized, approximately $144 million was reflected within gross profit, approximately $133 million within other selling and administrative expenses, and approximately $18 million within advertising and promotion expenses.
Structural Simplification Cost Savings Program
During the third quarter of 2017, Mattel initiated its Structural Simplification Cost Savings program, with plans to target at least $650 million in net cost savings by 2020, with one third of the savings expected to be achieved in 2018 and the remaining two thirds in 2019. In December 2017, Mattel announced that it had identified additional opportunities for cost savings that increased the total original cost savings expectation for 2018 from one-third to 40% of the total savings. Of the total net costs savings to be achieved by 2020, Mattel estimates 50% will come from cost of sales, 45% will come from other selling and administrative expenses, and 5% will come from advertising and promotion expenses.
The major initiatives of the Structural Simplification Cost Savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.

During 2017, in connection with the Structural Simplification Cost Savings program, Mattel recorded severance and other termination-related charges of $45.1 million within other selling and administrative expenses in the consolidated statements of operations. Mattel expects to incur total charges of approximately $160 million during 2018 and 2019 related to the Structural Simplification Cost Savings program.
Income Taxes
Mattel’s effective tax rate on loss before income taxes was (108.7)% in 2017, as compared to an effective tax rate on income before income taxes of 22.4% and 20.4% in 2016 and 2015, respectively. The income tax provision in 2017 included net tax expense of $454.4 million, as compared to net tax benefits of $16.8 million and $19.1 million in 2016 and 2015, respectively. The 2017 net tax expense primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of U.S. Tax Reform in the fourth quarter of 2017. The 2016 net tax benefits primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of Accounting Standards Update ("ASU") 2015-17. The 2015 net tax benefits primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
Liquidity and Capital Resources
Mattel’s primary sources of liquidity are its cash and equivalents balances, access to short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities ("the new senior secured revolving credit facilities"), and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its new senior secured revolving credit facility covenants, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.
Of Mattel’s $1.08 billion in cash and equivalents as of December 31, 2017, approximately $283 million is held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations include investing and financing activities such as debt service, dividends, and share repurchases. Positive cash flows generated annually by its worldwide operations, the new senior secured revolving credit facilities, alternative forms of financing, and access to both public and private debt are available to fund domestic operations and obligations.
U.S. Tax Reform, enacted on December 22, 2017, will provide Mattel with greater access to earnings of its foreign subsidiaries. U.S. Tax Reform does impose a one-time transition tax on the deemed repatriation of the earnings of Mattel’s foreign subsidiaries. Mattel has significant deferred tax assets which can be used to reduce the one-time repatriation tax and therefore, does not expect the one time repatriation tax to be material to either its cash flows or liquidity.
In October 2017, Mattel's Board of Directors determined to suspend Mattel's quarterly dividend beginning in the fourth quarter of 2017 in order to increase financial flexibility, strengthen the balance sheet, and facilitate strategic investments. Mattel paid dividends of $0.38 per share to holders of its common stock in the first and second quarter of 2017 and $0.15 per share in the third quarter of 2017.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has ample liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to its new senior secured revolving credit facilities, which it uses for seasonal working capital requirements.
Subject to market conditions, Mattel intends to utilize its new senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of December 31, 2017, there were no amounts outstanding under the new senior secured revolving credit facilities. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

Mattel monitors the third-party depository institutions that hold Mattel's cash and equivalents. Mattel’s emphasis is primarily on safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of Toys "R" Us filing for bankruptcy in September 2017, Mattel reversed gross sales and accounts receivable of approximately $47 million, and reversed net sales of approximately $43 million in the third quarter of 2017.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Operating Activities
Cash flows used for operating activities were $27.6 million during 2017, as compared to net cash flows from operating activities of $594.5 million during 2016 and $734.6 million during 2015. The change from 2016 to 2017 was due to the net loss for the year, excluding the net impact of the establishment of a valuation allowance on U.S. deferred tax assets that will likely not be realized and an estimate of the impact of U.S. Tax Reform, and other non-cash charges. The decrease in cash flows from operating activities in 2016 from 2015 was primarily due to higher working capital usage and lower net income.
Investing Activities
Cash flows used for investing activities were $235.7 million during 2017, as compared to $311.9 million during 2016 and $282.5 million during 2015. The decrease in cash flows used for investing activities in 2017 from 2016 was primarily due to higher proceeds from foreign currency forward exchange contracts and 2016 payments related to the acquisitions of Fuhu assets and Sproutling, Inc., partially offset by higher capital spending. The increase in cash flows used for investing activities in 2016 from 2015 was primarily due to the acquisitions of Fuhu assets and Sproutling, Inc. in 2016.
Financing Activities
Cash flows provided by financing activities were $458.5 million during 2017, as compared to cash flows used for financing activities of $281.5 million during 2016 and $500.2 million during 2015. The increase in cash flows provided by financing activities in 2017 from 2016 was primarily due to the $1.00 billion issuance of senior notes in December 2017, partially offset by higher net repayments of short-term borrowings. The decrease in cash flows used for financing activities in 2016 from 2015 was primarily due to the $350.0 million issuance of senior notes in the third quarter of 2016 and higher short-term borrowings, partially offset by the $300.0 million repayment of senior notes which matured in the fourth quarter of 2016.
During 2017, 2016, and 2015, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2017, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2017, 2016, and 2015, Mattel paid total dividends per share of $0.91, $1.52, and $1.52, respectively, to holders of its common stock. The Board of Directors declared the dividends, if any, on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared, if applicable. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. Dividend payments were $312.0 million, $518.5 million, and $515.1 million in 2017, 2016, and 2015, respectively.

Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Rating
In December 2017, Moody's changed Mattel's long-term credit rating to Ba2, changed its short-term credit rating to NP, and changed its outlook to stable. Standard & Poor's changed Mattel's long-term credit rating to BB-. Fitch changed Mattel's long-term credit rating to BB and changed its short-term credit rating to B. In July 2017, Standard & Poor's changed Mattel’s long-term credit rating to BBB- and changed its short-term credit rating to A-3. Fitch changed Mattel’s long-term credit rating to BBB. In January 2017, Moody's placed Mattel’s Senior Unsecured Debt rating of Baa1 on negative watch and Standard & Poor's changed Mattel's outlook from stable to negative.
Financial Position
Mattel’s cash and equivalents increased $209.7 million to $1.08 billion at December 31, 2017, as compared to $869.5 million at December 31, 2016. The increase was primarily driven by proceeds from the $1.00 billion issuance of senior notes in December 2017, partially offset by dividend payments, capital spending, and net repayments of short-term borrowings.
Accounts receivable increased $13.4 million to $1.13 billion at December 31, 2017, as compared to $1.12 billion at December 31, 2016. Inventory decreased $13.1 million to $600.7 million at December 31, 2017, as compared to $613.8 million at December 31, 2016. The increase in accounts receivable was primarily a result of higher sales in markets with longer payment terms. The decrease in inventory was primarily due to an increase in the obsolescence reserve due to a decline in sales and the discontinuation of certain product lines, partially offset by higher excess inventory.
Accounts payable and accrued liabilities increased $70.6 million to $1.36 billion at December 31, 2017, as compared to $1.29 billion at December 31, 2016. The increase is primarily due to continued efforts to manage vendor disbursements.
As of December 31, 2017, Mattel had no short-term borrowings outstanding, as compared to $192.2 million at December 31, 2016.
A summary of Mattel’s capitalization is as follows:

	December 31, 2017		December 31, 2016
	(In millions, except percentage information)
Cash and equivalents	$1,079.2		$869.5

Short-term borrowings	—	—%	192.2	4%
2010 Senior Notes	500.0	11	500.0	11
2011 Senior Notes	300.0	7	300.0	5
2013 Senior Notes	500.0	11	500.0	11
2014 Senior Notes	500.0	11	500.0	11
2016 Senior Notes	350.0	8	350.0	7
2017 Senior Notes	1,000.0	23	—	—
Debt issuance costs and debt discount	(26.9)	—	(15.7)	—
Total debt	3,123.1	71	2,326.5	49
Stockholders’ equity	1,257.5	29	2,407.8	51
Total capitalization (debt plus equity)	$4,380.6	100%	$4,734.3	100%
Total debt increased by approximately $797 million from December 31, 2016 to $3.12 billion at December 31, 2017, primarily due to issuance of $1.00 billion aggregate principal amount of 6.75% senior unsecured notes due December 31, 2025 ("2017 Senior Notes").
Stockholders’ equity decreased $1.15 billion from December 31, 2016 to $1.26 billion at December 31, 2017, primarily due to the net loss for the year and dividend payments, partially offset by currency translation adjustments.

Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased from 49.1% at December 31, 2016 to 71.3% at December 31, 2017 as a result of higher long-term borrowings and lower stockholders’ equity.
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
The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2018	2019	2020	2021	2022	Thereafter
	(In millions)
Long-term debt	$3,150.0	$250.0	$500.0	$250.0	$350.0	$—	$1,800.0
Interest on long-term debt	1,399.8	139.0	130.4	123.6	112.4	107.2	787.2
Capital leases*	0.6	0.3	0.3	—	—	—	—
Operating leases	580.6	111.6	92.6	75.7	65.0	56.4	179.2
Minimum guarantees under licensing and similar agreements	321.5	80.6	122.7	84.1	29.7	4.5	—
Defined benefit and postretirement benefit plans	398.6	61.8	37.8	37.6	37.7	38.7	185.0
Purchases of inventory, services, and other	358.8	307.9	35.2	13.4	2.3	—	—
Total	$6,210.0	$951.2	$919.0	$584.5	$597.1	$206.8	$2,951.4
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
Subsequent Event
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 17 to the Consolidated Financial Statements—Subsequent Event."
Litigation
The content of Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation" is hereby incorporated by reference in this Item 7.
Effects of Inflation
Inflation rates in the U.S. and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2017, 2016, or 2015. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.

Employee Savings Plan
Mattel sponsors a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the "Plan"), for its domestic employees. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is invested in Mattel common stock (the "Mattel Stock Fund"). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, allowing employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Plan limits the percentage of the employee’s total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel’s insider trading policy, employees classified as insiders and restricted personnel under Mattel’s insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.
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
For a summary of Mattel’s significant accounting policies, estimates, and methods used in the preparation of Mattel’s consolidated financial statements, see Item 8 "Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies." In most instances, Mattel must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America ("U.S. GAAP").
Accounts Receivable—Allowance for Doubtful Accounts
The allowance for doubtful accounts represents adjustments to customer trade accounts receivable for amounts deemed partially or entirely uncollectible. Management believes the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including other selling and administrative expenses, net income, and accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers’ ability to pay amounts owed to Mattel.
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
A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2017, Mattel’s three largest customers, Wal-Mart, Toys "R" Us, and Target, in the aggregate, accounted for approximately 37% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 47% of net sales. As of December 31, 2017, Mattel’s three largest customers accounted for approximately 31% of net accounts receivable, and its ten largest customers accounted for approximately 46% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty. Toys "R" Us filed for bankruptcy in September 2017 and, as a result, Mattel reversed gross sales and accounts receivable of approximately $47 million, and reversed net sales of approximately $43 million in the third quarter of 2017. As of February 23, 2018, Mattel's accounts receivable due from Toys "R" Us are not past due. Outstanding accounts receivable as of February 23, 2018 due from Toys "R" Us in the North American region represent approximately 5% of total accounts receivable as of December 31, 2017.
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
The following table summarizes Mattel’s allowance for doubtful accounts:

	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Allowance for doubtful accounts	$25.4	$21.4	$24.4
As a percentage of total accounts receivable	2.2%	1.4%	1.6%
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
Mattel believes that its allowance for doubtful accounts at December 31, 2017 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, then the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.
Inventories—Allowance for Obsolescence
Inventories, net of an allowance for excess quantities and obsolescence, are stated at the lower of cost or net realizable value. Inventory obsolescence reserves are recorded for damaged, obsolete, excess, and slow-moving inventory. Inventory allowances are charged to cost of sales and establish a lower cost basis for the inventory. Management believes that the accounting estimate related to the allowance for obsolescence is a "critical accounting estimate" because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income, and inventories. As more fully described below, valuation of Mattel’s inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers.
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
The following table summarizes Mattel’s obsolescence reserve:

	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions, except percentage information)
Allowance for obsolescence	$118.4	$36.8	$45.7
As a percentage of total inventory	16.8%	5.5%	7.2%
Management believes that its allowance for obsolescence at December 31, 2017 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments. During 2017, Mattel recorded obsolescence expense of $58.3 million, $22.4 million, and $46.9 million in the North America, International, and American Girl segments, respectively, due to a decline in sales and expected demand and the discontinuation of certain product lines.
Goodwill and Nonamortizable Intangible Assets
Mattel tests goodwill and nonamortizable intangible assets for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimates related to the fair value estimates of its goodwill and nonamortizable intangible assets are "critical accounting estimates" because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income, goodwill, and other intangible assets.

Assessing goodwill for impairment involves a high degree of judgment due to the assumptions that underlie the valuation. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Mattel’s reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel then assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment is used as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.
When the quantitative goodwill impairment test is necessary, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. In the third quarter of 2017, Mattel early adopted ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to the excess, limited by the amount of goodwill in that reporting unit.
When performing the quantitative goodwill impairment test, Mattel utilizes the fair value based upon both the discounted cash flows that the business can be expected to generate in the future (the "Income Approach") and the Market Approach. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates would impact the estimated fair value, which could significantly change the amount of any impairment ultimately recorded. The Market Approach utilizes earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions.
In the third quarter of 2017, Mattel performed its annual impairment tests and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value. The fair values of the North America and American Girl reporting units were substantially in excess of their carrying value. Mattel’s International reporting unit was deemed to be at risk of failing the goodwill impairment test. The estimated fair value was approximately 1.39x its carrying value.
In the fourth quarter of 2017, Mattel determined that a triggering event had occurred based on its fourth quarter results and updated outlook. As a result, Mattel performed an interim impairment test for each of its reporting units. The fair value of the North America and American Girl reporting units were substantially in excess of their carrying value. Mattel's International reporting unit was deemed to be at risk of failing the goodwill impairment test, with an estimated fair value approximately 1.08x its carrying value. The International reporting unit did not meet its estimated profitability targets for 2017, primarily due to higher sales adjustments and gross margin decline, and as a result, a downward revision was made to future years' forecasts. If the International reporting unit does not meet its future forecasts due to factors such as lower than expected sales or depressed gross margins, its goodwill may be impaired.
Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel evaluates its nonamortizable intangible asset by comparing the estimated fair value with the carrying value. The fair value is measured using a multi-period excess earnings method, which reflects the incremental after-tax cash flows after deducting the appropriate contributory asset charges.
In the third quarter of 2017, Mattel performed the annual impairment test for its nonamortizable intangible asset as required and determined that the nonamortizable intangible asset was not impaired as the fair value exceeded its carrying value.
In the fourth quarter of 2017, Mattel determined a triggering event had occurred due to a change in brand strategy, which resulted in lower forecasted revenue attributable to the nonamortizable intangible asset. As a result, Mattel performed an interim impairment test which determined that the fair value was in excess of its carrying value, with an estimated fair value approximately 1.05x its carrying value. As such, Mattel determined that the intangible asset should no longer be designated as a nonamortizable intangible asset, but should be amortized starting in the fourth quarter of 2017.
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. Sales adjustments for such programs totaled $632.2 million, $617.0 million, and $581.0 million during 2017, 2016, and 2015, respectively.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs as of December 31, 2017 are adequate and proper.
Benefit Plan Assumptions
Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. See Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements—Employee Benefit Plans."
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
Management believes that these assumptions are "critical accounting estimates" because significant changes in these assumptions could impact Mattel’s results of operations and financial position. Management believes that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its outside actuaries. Mattel reviews its benefit plan assumptions annually and modifies its assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods.
At the end of each fiscal year, Mattel determines the weighted average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2017, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 3.4%, as compared to 3.9% and 4.2% as of December 31, 2016 and 2015, respectively. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 3.9% to 3.4% would result in a decrease in benefit plan expense during 2018 of $0.4 million.
As a result of the curtailment of Mattel's domestic defined benefit pension plans, the rate of future compensation increase was not applicable for the 2017 and 2016 benefit obligation and net periodic pension cost calculations. The rate of future compensation increases used by Mattel for the benefit obligation and the net periodic pension cost of its domestic defined benefit pension plans averaged 3.8% for 2015, based on plan demographics. Prior to the curtailment, this assumption was reviewed annually based on historical salary increases for participants in the defined benefit pension plans and impacted the service and interest cost components of plan income or expense.
The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return used in determining plan expense for its domestic defined benefit pension plans was 6.3% in 2017, as compared to 6.5% in 2016 and 7.5% during the first half of 2015, revised to 6.8% for the second half of 2015. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2018 of $3.4 million.

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 7.8% in 2017 to 4.5% in 2024, with rates assumed to stabilize in 2024 and thereafter, were used in determining plan expense for 2017. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2017, Mattel maintained the health care cost trend rates for its other postretirement benefit plan obligation at 7.0% for participants younger than age 65, and 7.8% for participants age 65 and older. For all participants, the cost trend rates are estimated to reduce to 4.5% by 2024, with rates assumed to stabilize in 2024. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would not result in a material increase in benefit plan expense during 2018.
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would not materially impact the postretirement benefit obligation as of December 31, 2017 or the service and interest cost recognized for 2017.
Share-Based Payments
Mattel recognizes the cost of employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures. Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. Management believes that these assumptions are "critical accounting estimates" because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.
The weighted average grant date fair value of options granted during 2017, 2016, and 2015 was $3.37, $4.09, and $1.97, respectively. The following weighted average assumptions were used in determining the fair value of options granted:

	2017	2016	2015
Expected life (in years)	5.0	5.0	4.9
Risk-free interest rate	1.8%	1.1%	1.5%
Volatility factor	27.2%	25.3%	23.1%
Dividend yield	4.0%	4.7%	6.5%
The following tables summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	1 year	4.9%
Risk-free interest rate	1%	8.4%
Volatility factor	1%	3.8%
Dividend yield	1%	(12.8)%

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	(1) year	(6.8)%
Risk-free interest rate	(1)%	(8.4)%
Volatility factor	(1)%	(4.1)%
Dividend yield	(1)%	14.2%

Mattel recognized compensation expense of $14.1 million, $10.5 million, and $15.2 million for stock options during 2017, 2016, and 2015, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units ("RSUs"), including performance-based restricted stock units ("Performance RSUs"), was $53.0 million, $43.4 million, and $41.5 million in 2017, 2016, and 2015, respectively, and is also included within other selling and administrative expenses. As of December 31, 2017, total unrecognized compensation cost related to unvested share-based payments totaled $105.5 million and is expected to be recognized over a weighted-average period of 2.1 years.
Income Taxes
Mattel’s income tax provision and related income tax assets and liabilities are based on actual and expected future income, U.S. and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimates related to income taxes are "critical accounting estimates" because significant judgment is required in interpreting tax regulations in the U.S. and in foreign jurisdictions, evaluating Mattel’s worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect Mattel’s consolidated financial statements.
Certain income and expense items are accounted for differently for financial reporting and income tax purposes. As a result, the income tax expense reflected in Mattel’s consolidated statements of operations is different than that reported in Mattel’s tax returns filed with the taxing authorities. Some of these differences are permanent, such as expenses that are not deductible in Mattel’s tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in Mattel’s tax returns in future years for which Mattel has already recorded a tax benefit in its consolidated statements of operations. Mattel records a valuation allowance to reduce its deferred income tax assets if, based on the weight of available evidence, management believes expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. Management evaluates the level of Mattel’s valuation allowances at least annually, and more frequently if actual operating results differ significantly from forecasted results.
Mattel records unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more-likely-than-not (a greater than 50 percent likelihood) be realized.
Mattel’s effective tax rate on loss before income taxes was (108.7)% in 2017, as compared to an effective tax rate on income before income taxes of 22.4% in 2016 and 20.4% in 2015. The income tax provision included net tax expenses of $454.4 million in 2017, and net tax benefits of $16.8 million and $19.1 million in 2016 and 2015, respectively. The 2017 net tax expense primarily relates to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of U.S. Tax Reform in the fourth quarter of 2017. The 2016 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, enacted tax law changes, and the adoption of a new accounting pronouncement. The 2015 net tax benefits primarily relate to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
In the normal course of business, Mattel is regularly audited by federal, state, local, and foreign tax authorities. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
New Accounting Pronouncements
See Item 8 "Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies."
Non-GAAP Financial Measures
To supplement the financial results presented in accordance with U.S. GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-

GAAP financial measures that Mattel presents include currency exchange rate impact and gross sales. Mattel uses these metrics to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Mattel believes that the disclosure of non-GAAP financial measures provides useful supplemental information to investors to be able to better evaluate ongoing business performance and certain components of Mattel's results. These measures are not, and should not be viewed as, substitutes for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
Currency Exchange Rate Impact
The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates.
For entities reporting in currencies other than the U.S. dollar, Mattel calculates the percentage change of period-over-period results at constant currency exchange rates (established as described below) by translating current period and prior period results using these rates. It then determines the currency exchange rate impact percentage by calculating the difference between the percentage change at such constant currency exchange rates and the percentage change at actual exchange rates.
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
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Year Ended			2017 vs 2016		2016 vs 2015
	December 31, 2017	December 31, 2016	December 31, 2015	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$4,882.0	$5,456.7	$5,702.6	-11%	—%	-4%	-2%
Sales adjustments	632.2	617.0	581.0
Gross sales	$5,514.1	$6,073.7	$6,283.6	-9%	1%	-3%	-3%

A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Year Ended			2017 vs 2016		2016 vs 2015
	December 31, 2017	December 31, 2016	December 31, 2015	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$2,373.9	$2,837.8	$2,891.1	-16%	—%	-2%	—%
Sales adjustments	162.8	198.4	192.8
Gross sales	$2,536.7	$3,036.2	$3,083.9	-16%	1%	-2%	-1%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Year Ended			2017 vs 2016		2016 vs 2015
	December 31, 2017	December 31, 2016	December 31, 2015	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$2,060.8	$2,054.8	$2,241.5	—%	1%	-8%	-6%
Sales adjustments	442.7	392.8	362.0
Gross sales	$2,503.5	$2,447.6	$2,603.5	2%	2%	-6%	-7%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Year Ended			2017 vs 2016		2016 vs 2015
	December 31, 2017	December 31, 2016	December 31, 2015	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net Sales	$447.2	$564.1	$570.0	-21%	—%	-1%	—%
Sales adjustments	26.7	25.8	26.2
Gross Sales	$473.9	$589.9	$596.2	-20%	—%	-1%	—%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Brazilian real, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel in 2017. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2017 were related to its net investments in entities having functional currencies denominated in the Euro and British pound sterling.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year loss per share by approximately $0.01 to $0.03.
Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2017 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with an Indonesian rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar*	$—	—	$—	$87,807	0.77	$(1,492)
British pound sterling*	61,385	1.34	565	—	—	—
Canadian dollar*	—	—	—	53,948	0.78	(1,358)
Czech koruna	—	—	—	1,011	21.60	(10)
Danish krone	2,604	6.24	19	—	—	—
Euro*	294,417	1.19	2,630	224,669	1.13	(15,620)
Hungarian forint	3,654	260.06	29	—	—	—
Indonesian rupiah	18,653	14,302.65	804	—	—	—
Japanese yen	2,654	113.05	10	4,974	113.11	(14)
Mexican peso	37,162	19.79	346	1,500	20.25	(37)
New Zealand dollar*	14,897	0.71	121	—	—	—
Polish zloty	6,786	3.51	80	—	—	—
Russian ruble	89,244	57.75	723	—	—	—
Singapore dollar	9,539	1.35	180	—	—	—
Swiss franc	19,195	0.99	256	—	—	—
Turkish lira	7,568	3.82	93	—	—	—
	$567,758		$5,856	$373,909		$(18,531)
* The weighted average contract rate for these contracts is quoted in U.S. dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2017. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2017. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2017, these contracts had a contract amount of $46.1 million and a fair value of $1.2 million.

Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its loss before income taxes would have increased by approximately $54 million in 2017, and its income before income taxes would have decreased by approximately $7 million in 2016 and increased by approximately $6 million in 2015.
Venezuelan Operations
Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary uses the U.S. dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolívar fuerte ("BsF") generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the U.S. dollar. From January 2010 through January 2013, Mattel’s Venezuelan subsidiary used the Sistema de Transacciones con Títulos en Moneda Extranjera ("SITME") rate, which was quoted at 5.30 BsF per U.S. dollar as of December 31, 2012, to remeasure monetary assets and liabilities denominated in BsF. During February 2013, the Central Bank of Venezuela revised its official exchange rate to 6.30 BsF per U.S. dollar and eliminated the SITME rate.
During March 2013, the Venezuelan government introduced a complementary currency exchange system, the Sistema Complementario de Administración de Divisas 1 ("SICAD 1"). SICAD 1 was intended to function as an auction system, allowing entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. During February 2014, the Venezuelan government introduced an additional currency exchange system, the Sistema Complementario de Administración de Divisas 2 ("SICAD 2"), which was expected to provide a greater supply of U.S. dollars from sources other than the Venezuelan government and increase participation to all sectors and companies.
During February 2015, the Venezuelan government announced the launch of a new three-tiered currency exchange platform, which included a new exchange system called the Marginal Currency System ("SIMADI"). The first tier was used for food, medicine, agriculture, and other essential goods and used an official exchange rate of 6.30 BsF per U.S. dollar. The second tier was a merger of the SICAD 1 and SICAD 2 systems, which held periodic auctions for entities in specific sectors. The third tier was the new SIMADI system, which was intended to be a market-driven exchange that allowed for legal trading of foreign currency based on supply and demand.
During March 2016, the Venezuelan government further revised its currency exchange platform to a dual system. The SICAD rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate, which was fixed at 10.00 BsF per U.S. dollar. The existing SIMADI rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. The DIPRO rate is used for essential imports, such as food and medicine, whereas the DICOM rate is used for all other transactions. During the first quarter of 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. The change in the remeasurement rate resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating expense/income, net in the consolidated statements of operations in the first quarter of 2016.
During May 2017, the Venezuelan government initiated an auction mechanism within the DICOM exchange rate system, which was not accessed by Mattel. During December 2017, Mattel initiated actions to discontinue operations in Venezuela and concluded that its Venezuelan subsidiary had been substantially liquidated. In connection with the substantial liquidation, Mattel recognized a $59.0 million loss in other non-operating expense/income, net in the consolidated statements of operations related to the associated cumulative translation adjustments.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales for the year ended December 31, 2017.

Item 8.	Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Margaret H. Georgiadis, its principal executive officer, and Joseph J. Euteneuer, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Mattel, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2017 appearing under Item 16 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2018
We have served as the Company’s auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,079,221	$869,531
Accounts receivable, net of allowances of $25.4 million and $21.4 million in 2017 and 2016, respectively	1,128,610	1,115,217
Inventories	600,704	613,798
Prepaid expenses and other current assets	303,053	341,518
Total current assets	3,111,588	2,940,064
Noncurrent Assets
Property, plant, and equipment, net	785,285	773,965
Goodwill	1,396,669	1,387,628
Other noncurrent assets	944,961	1,392,137
Total Assets	$6,238,503	$6,493,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$192,168
Current portion of long-term debt	250,000	—
Accounts payable	572,166	664,857
Accrued liabilities	792,139	628,826
Income taxes payable	9,498	19,722
Total current liabilities	1,623,803	1,505,573
Noncurrent Liabilities
Long-term debt	2,873,119	2,134,271
Other noncurrent liabilities	484,126	446,168
Total noncurrent liabilities	3,357,245	2,580,439
Commitments and Contingencies (See Note 11)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,808,391	1,790,832
Treasury stock at cost: 97.6 million shares and 99.0 million shares in 2017 and 2016, respectively	(2,389,877)	(2,426,749)
Retained earnings	2,179,358	3,545,359
Accumulated other comprehensive loss	(781,786)	(943,029)
Total stockholders’ equity	1,257,455	2,407,782
Total Liabilities and Stockholders’ Equity	$6,238,503	$6,493,794
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands, except per share amounts)
Net Sales	$4,881,951	$5,456,650	$5,702,613
Cost of sales	3,061,122	2,902,259	2,896,255
Gross Profit	1,820,829	2,554,391	2,806,358
Advertising and promotion expenses	642,286	634,947	717,852
Other selling and administrative expenses	1,521,366	1,400,211	1,547,584
Operating (Loss) Income	(342,823)	519,233	540,922
Interest expense	105,214	95,118	85,270
Interest (income)	(7,777)	(9,144)	(7,230)
Other non-operating expense (income), net	64,727	23,517	(1,033)
(Loss) Income Before Income Taxes	(504,987)	409,742	463,915
Provision for income taxes	548,849	91,720	94,499
Net (Loss) Income	$(1,053,836)	$318,022	$369,416
Net (Loss) Income Per Common Share—Basic	$(3.07)	$0.93	$1.08
Weighted average number of common shares	343,564	341,480	339,172
Net (Loss) Income Per Common Share—Diluted	$(3.07)	$0.92	$1.08
Weighted average number of common and potential common shares	343,564	344,233	339,748
Dividends Declared Per Common Share	$0.91	$1.52	$1.52
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Net (Loss) Income	$(1,053,836)	$318,022	$369,416
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	191,267	(101,539)	(213,797)
Defined benefit pension plan adjustments	14,491	2,154	1,649
Net unrealized (losses) gains on available-for-sale security	(5,948)	3,149	—
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(55,377)	18,733	37,926
Reclassification adjustment for realized losses (gains) included in net (loss) income	16,810	(16,627)	(52,588)
	(38,567)	2,106	(14,662)
Other Comprehensive Income (Loss), Net of Tax	161,243	(94,130)	(226,810)
Comprehensive (Loss) Income	$(892,593)	$223,892	$142,606
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(1,053,836)	$318,022	$369,416
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation	240,818	235,797	233,025
Amortization	33,949	26,543	32,402
Deferred income taxes	(19,840)	1,236	4,133
Share-based compensation	67,119	53,950	56,691
Asset impairments	56,324	—	—
Loss on discontinuation of Venezuelan operations	58,973	—	—
Inventory obsolescence	127,592	31,455	33,305
Valuation allowance on U.S. deferred tax assets and U.S. tax reform	456,642	—	—
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	13,626	(24,033)	(136,259)
Inventories	(91,644)	(68,650)	(107,567)
Prepaid expenses and other current assets	33,681	34,754	(36,865)
Accounts payable, accrued liabilities, and income taxes payable	98,044	9,006	248,047
Other, net	(49,062)	(23,571)	38,229
Net cash flows (used for) provided by operating activities	(27,614)	594,509	734,557
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(128,940)	(140,124)	(142,363)
Purchases of other property, plant, and equipment	(168,219)	(122,069)	(111,818)
Payments for acquisition, net of cash acquired	—	(33,154)	—
Proceeds from (payments for) foreign currency forward exchange contracts	60,993	(6,103)	(61,509)
Other, net	503	(10,460)	33,195
Net cash flows used for investing activities	(235,663)	(311,910)	(282,495)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(1,611,586)	(83,914)	—
Proceeds from short-term borrowings, net	1,419,418	259,168	16,914
Payments of long-term borrowings	—	(300,000)	—
Proceeds from long-term borrowings, net	988,622	350,000	—
Payment of dividends on common stock	(311,973)	(518,529)	(515,073)
Proceeds from exercise of stock options	1,775	34,065	14,995
Other, net	(27,806)	(22,261)	(17,058)
Net cash flows provided by (used for) financing activities	458,450	(281,471)	(500,222)
Effect of Currency Exchange Rate Changes on Cash	14,517	(24,411)	(30,676)
Increase (decrease) in Cash and Equivalents	209,690	(23,283)	(78,836)
Cash and Equivalents at Beginning of Year	869,531	892,814	971,650
Cash and Equivalents at End of Year	$1,079,221	$869,531	$892,814
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$117,690	$113,022	$120,232
Interest	103,339	84,763	83,005
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2014	$441,369	$1,767,096	$(2,533,566)	$3,896,261	$(622,089)	$2,949,071
Net income	—	—	—	369,416	—	369,416
Other comprehensive loss, net of tax	—	—	—	—	(226,810)	(226,810)
Issuance of treasury stock for stock option exercises	—	(3,822)	18,820	—	—	14,998
Issuance of treasury stock for restricted stock units vesting	—	(28,425)	19,345	—	—	(9,080)
Deferred compensation	—	—	500	(500)	—	—
Share-based compensation	—	56,691	—	—	—	56,691
Tax deficiencies from share-based payment arrangements	—	(2,780)	—	—	—	(2,780)
Dividend equivalents for restricted stock units	—	1,110	—	(4,289)	—	(3,179)
Dividends	—	—	—	(515,073)	—	(515,073)
Balance, December 31, 2015	441,369	1,789,870	(2,494,901)	3,745,815	(848,899)	2,633,254
Net income	—	—	—	318,022	—	318,022
Other comprehensive loss, net of tax	—	—	—	—	(94,130)	(94,130)
Issuance of treasury stock for stock option exercises	—	(3,854)	37,909	—	—	34,055
Issuance of treasury stock for restricted stock units vesting	—	(47,516)	29,668	—	—	(17,848)
Deferred compensation	—	385	575	(575)	—	385
Share-based compensation	—	53,950	—	—	—	53,950
Dividend equivalents for restricted stock units	—	(2,003)	—	626	—	(1,377)
Dividends	—	—	—	(518,529)	—	(518,529)
Balance, December 31, 2016	441,369	1,790,832	(2,426,749)	3,545,359	(943,029)	2,407,782
Net loss	—	—	—	(1,053,836)	—	(1,053,836)
Other comprehensive income, net of tax	—	—	—	—	161,243	161,243
Issuance of treasury stock for stock option exercises	—	(286)	2,061	—	—	1,775
Issuance of treasury stock for restricted stock units vesting	—	(48,528)	34,177	—	—	(14,351)
Deferred compensation	—	(288)	634	(380)	—	(34)
Share-based compensation	—	67,119	—	—	—	67,119
Dividend equivalents for restricted stock units	—	(458)	—	188	—	(270)
Dividends	—	—	—	(311,973)	—	(311,973)
Balance, December 31, 2017	$441,369	$1,808,391	$(2,389,877)	$2,179,358	$(781,786)	$1,257,455
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
Use of Estimates
Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.
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
Inventories
Inventories, net of allowance for obsolescence, are stated at the lower of cost or net realizable value. Expense associated with the allowance for obsolescence is recognized in cost of sales and establishes a lower cost basis for the inventory. Cost is determined by the first-in, first-out method.
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

Goodwill and Intangible Assets
Goodwill is allocated to various reporting units, which are at the operating segment level, for the purpose of evaluating whether goodwill is impaired. Mattel’s reporting units are: (i) North America, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.
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
Foreign Currency Translation Exposure
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2017 were related to its net investments in entities having functional currencies denominated in the Euro and British pound sterling.
Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense/income, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Brazilian real, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel in 2017.
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

Revenue Recognition and Sales Adjustments
Revenue is recognized upon shipment or upon receipt of products by the customer, depending on the terms, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, Mattel does not recognize revenue until collection occurs. Value added taxes are recorded on a net basis and are excluded from revenue. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. The costs of these programs are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized.
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
Employee Benefit Plans
Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these companies. Actuarial valuations are used in determining amounts recognized in the financial statements for certain retirement and other postretirement benefit plans (see "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans").
Share-Based Payments
Mattel recognizes the cost of employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures.
Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.
Mattel determines the fair value of RSUs based on the closing market price of Mattel’s common stock on the date of grant, adjusted by the present value of the expected dividend for RSUs that are not entitled to a dividend during the vest period.

In 2016, Mattel early adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for public entities. The new standard requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. Upon adoption in the fourth quarter of 2016, Mattel recognized $4.3 million in discrete tax benefits related to share-based payment accounting. Mattel also elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis, and as a result, prior periods were not retroactively adjusted. Excess tax benefits (deficits) in 2016 and 2017 are classified as an operating activity in the statements of cash flows.
In 2015, the tax effect of deductions in excess of compensation cost ("windfalls") related to the exercise of nonqualified stock options and vesting of other share-based compensation awards were recorded in equity and tax deficiencies ("shortfalls") were recorded in equity to the extent of previously recognized windfalls.
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
Venezuelan Operations
Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary used the U.S. dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolívar fuerte ("BsF") generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the U.S. dollar. From January 2010 through January 2013, Mattel’s Venezuelan subsidiary used the Sistema de Transacciones con Títulos en Moneda Extranjera ("SITME") rate, which was quoted at 5.30 BsF per U.S. dollar as of December 31, 2012, to remeasure monetary assets and liabilities denominated in BsF. During February 2013, the Central Bank of Venezuela revised its official exchange rate to 6.30 BsF per U.S. dollar and eliminated the SITME rate.
During March 2013, the Venezuelan government introduced a complementary currency exchange system, the Sistema Complementario de Administración de Divisas 1 ("SICAD 1"). SICAD 1 was intended to function as an auction system, allowing entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. During February 2014, the Venezuelan government introduced an additional currency exchange system, the Sistema Complementario de Administración de Divisas 2 ("SICAD 2"), which was expected to provide a greater supply of U.S. dollars from sources other than the Venezuelan government and increase participation to all sectors and companies.
During February 2015, the Venezuelan government announced the launch of a new three-tiered currency exchange platform, which included a new exchange system called the Marginal Currency System ("SIMADI"). The first tier was used for food, medicine, agriculture, and other essential goods and used an official exchange rate of 6.30 BsF per U.S. dollar. The second tier was a merger of the SICAD 1 and SICAD 2 systems, which held periodic auctions for entities in specific sectors. The third tier was the new SIMADI system, which was intended to be a market-driven exchange that allowed for legal trading of foreign currency based on supply and demand.
During March 2016, the Venezuelan government further revised its currency exchange platform to a dual system. The SICAD rate merged with the official exchange rate, becoming the new Tipo de Cambio Protegido ("DIPRO") exchange rate, which was fixed at 10.00 BsF per U.S. dollar. The existing SIMADI rate was renamed the Tipo de Cambio Complementario ("DICOM") exchange rate. The DIPRO rate is used for essential imports, such as food and medicine, whereas the DICOM rate is used for all other transactions. During the first quarter of 2016, Mattel changed its remeasurement rate from the official exchange rate to the new DICOM exchange rate. The change in the remeasurement rate resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating expense/income, net in the consolidated statements of operations in the first quarter of 2016.

During May 2017, the Venezuelan government initiated an auction mechanism within the DICOM exchange rate system, which was not accessed by Mattel. During December 2017, Mattel initiated actions to discontinue operations in Venezuela and concluded that its Venezuelan subsidiary had been substantially liquidated. In connection with the substantial liquidation, Mattel recognized a $59.0 million loss in other non-operating income/expense, net in the consolidated statements of operations related to the associated cumulative translation adjustments.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales for the year ended December 31, 2017.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 was originally effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers the effective date to annual reporting periods beginning after December 15, 2017. Early application is permitted after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, and ASU 2016-10, Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which clarifies guidance on assessing collectibility, presenting sales taxes and other similar taxes collected from customers, measuring noncash consideration, and certain transition matters. ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 (collectively, the "new revenue standards") will be effective for interim and annual reporting periods beginning on January 1, 2018. During the fourth quarter of 2017, Mattel substantially completed its assessment of the impact of the new revenue standards on its revenue recognition accounting policy and its consolidated financial statements. Upon adoption of the new revenue standards on January 1, 2018, Mattel will recognize a cumulative effect reduction to the opening balance of its retained earnings of approximately $29 million associated with certain licensing contracts. Prior periods will not be retrospectively adjusted.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. ASU 2016-02 will be effective for interim and annual reporting periods beginning on January 1, 2019. Mattel is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position, which based on a preliminary assessment, is expected to have a material impact on its financial position.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including proceeds from insurance claim settlements, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. ASU 2016-15 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel does not expect the adoption of ASU 2016-15 to have a material effect on its operating results or financial position.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel does not expect the adoption of ASU 2016-16 to have a material effect on its operating results or financial position.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and refines the definition of the term output. ASU 2017-01 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel does not expect the adoption of ASU 2017-01 to have a material effect on its operating results or financial position.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope on recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. ASU 2017-05 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel does not expect the adoption of ASU 2017-05 to have a material effect on its operating results or financial position.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities that sponsor defined benefit plans to (i) present service cost within operations, if such a subtotal is presented, (ii) other components of net benefit costs should be presented separately outside of income from operations, if such a subtotal is presented, and (iii) only the service cost component should be capitalized, when applicable. If a separate line item is not used, the line item in the income statement where the other components of net benefit costs are included must be disclosed. Further, gains and losses from curtailments and settlements, and the cost of certain termination benefits should be reported in the same manner as other components of net benefit cost. ASU 2017-07 will be effective for interim and annual reporting periods beginning on January 1, 2018. Mattel does not expect the adoption of ASU 2017-07 to have a material effect on its operating results or financial position.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 will be effective prospectively for interim and annual reporting periods beginning on January 1, 2018. Mattel does not expect the adoption of ASU 2017-09 to have a material effect on its operating results or financial position.
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
Note 2—Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Land	$25,114	$25,113
Buildings	303,495	280,226
Machinery and equipment	902,861	828,969
Software	384,568	356,622
Tools, dies, and molds	887,442	869,385
Capital leases	24,279	23,970
Leasehold improvements	213,238	261,254
	$2,740,997	$2,645,539
Less: accumulated depreciation	(1,955,712)	(1,871,574)
	$785,285	$773,965

During 2017, Mattel recorded an asset impairment charge of $21.2 million within other selling and administrative expenses in the consolidated statements of operations to reduce the carrying value of certain retail store leasehold improvements to their estimated fair value, which was determined based on discounted expected future cash flows. Additionally, Mattel recorded an asset impairment charge of $20.6 million within cost of sales in the consolidated statements of operations for capitalized costs related to tools, dies, and molds for discontinued products which were no longer considered to be recoverable.
Note 3—Goodwill and Other Intangibles
Goodwill is allocated to various reporting units, which are at the operating segment level, for the purpose of evaluating whether goodwill is impaired. Mattel’s reporting units are: (i) North America, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed.
The change in the carrying amount of goodwill by operating segment for 2017 and 2016 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2015	$718,999	$452,879	$212,642	$1,384,520
Acquisition	15,078	8,572	—	23,650
Currency exchange rate impact	(3,938)	(16,443)	(161)	(20,542)
Balance at December 31, 2016	730,139	445,008	212,481	1,387,628
Currency exchange rate impact	2,895	7,144	(998)	9,041
Balance at December 31, 2017	$733,034	$452,152	$211,483	$1,396,669
In the third quarter of 2017, Mattel performed its annual impairment tests and determined that goodwill was not impaired. In the fourth quarter of 2017, Mattel concluded that a triggering event had occurred based on its fourth quarter results and updated outlook. Mattel performed an interim impairment test of goodwill on each reporting unit and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value.
Acquisitions of Sproutling, Inc. and Fuhu Assets
In January 2016, Mattel completed its acquisition of Sproutling, Inc. ("Sproutling"), a maker of smart technology products for parents and families, for total consideration of $9.9 million and additional contingent consideration that may become payable under the terms of the agreement based on Sproutling's operating results over the next three years. Also in January 2016, Mattel acquired substantially all of the assets of Fuhu, Inc. ("Fuhu"), a developer of high technology products for children and families and best known for its nabi brand of products, for total consideration of $23.3 million. These acquisitions are expected to strengthen Mattel's digital and smart technology capabilities and create opportunities to bring new technology-enabled products to market.
Mattel finalized the valuation of the assets acquired and liabilities assumed in the fourth quarter of 2016, which resulted in adjustments to the purchase price allocation during the measurement period. During 2016, Mattel recognized approximately $2 million of integration and acquisition costs. There were no integration and acquisition costs during 2017. Integration and acquisition costs are recorded within other selling and administrative expenses in the consolidated statements of operations. The pro forma and actual results of operations for these acquisitions have not been presented because they are not material, individually or in the aggregate, to Mattel.

Other Intangibles
Identifiable intangibles include the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Nonamortizable identifiable intangibles	$—	$458,589
Identifiable intangibles (net of amortization of $168.8 and $153.7 million at December 31, 2017 and 2016, respectively)	639,203	201,859
	$639,203	$660,448
The estimated future amortization expense is as follows:

Amortization Expense
(In thousands)
2018	39,300
2019	40,002
2020	40,800
2021	38,959
2022	39,178
In connection with the acquisitions of Sproutling and Fuhu assets during 2016, Mattel recognized $11.0 million of amortizable identifiable intangible assets, primarily related to patents.
Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During the third quarter of 2017, Mattel discontinued the use of a trademark which resulted in an asset impairment charge of $9.2 million.  The asset impairment charge is recorded within other selling and administrative expenses in the consolidated statements of operations. Mattel performed its annual impairment assessment during the third quarter of 2017 and determined that its nonamortizable intangible asset was not impaired.
In the fourth quarter of 2017, Mattel concluded that a triggering event had occurred related to its nonamortizable intangible asset, and performed an impairment analysis. Based on the results of the interim impairment analysis, it was determined that the nonamortizable intangible asset was not impaired, but that the intangible asset was no longer nonamortizable, and should be amortized starting in the fourth quarter of 2017.
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel determined that its amortizable intangible assets were not impaired during 2017.
Note 4—Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include defined benefit pension plans, defined contribution retirement plans, postretirement benefit plans, and deferred compensation and excess benefit plans. In addition, Mattel makes contributions to government-mandated retirement plans in countries outside the U.S. where its employees work.

A summary of retirement plan expense is as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Defined benefit pension plans	$7,428	$13,999	$14,779
Defined contribution retirement plans	38,508	37,661	40,673
Postretirement benefit plans	963	1,343	1,396
Deferred compensation and excess benefit plans	10,015	5,093	225
	$56,914	$58,096	$57,073
Defined Benefit Pension and Postretirement Benefit Plans
Mattel provides defined benefit pension plans for eligible domestic employees, which are intended to comply with the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Some of Mattel’s foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Mattel funds these plans in accordance with the terms of the plans and local statutory requirements, which differ for each of the countries in which the subsidiaries are located. Mattel also has unfunded postretirement health insurance plans covering certain eligible domestic employees.
A summary of the components of Mattel’s net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2017	2016	2015	2017	2016	2015
	(In thousands)
Net periodic benefit cost:
Service cost	$4,045	$5,557	$6,105	$2	$52	$54
Interest cost	17,961	24,526	26,007	812	1,143	1,194
Expected return on plan assets	(23,072)	(25,726)	(29,850)	—	—	—
Amortization of prior service cost (credit)	29	461	(465)	—	—	—
Recognized actuarial loss	8,362	6,994	15,168	149	148	148
Settlement loss	—	1,772	6,453	—	—	—
Curtailment loss (gain)	103	415	(8,639)	—	—	—
Net periodic benefit cost	$7,428	$13,999	$14,779	$963	$1,343	$1,396
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	$46	$(1,531)	$(8,813)	$(2,746)	$(1,833)	$(3,130)
Prior service cost (credit)	—	505	8,691	(16,261)	—	—
Amortization of prior service (cost) credit	(29)	(461)	465	—	—	—
Total recognized in other comprehensive income (loss) (a)	$17	$(1,487)	$343	$(19,007)	$(1,833)	$(3,130)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$7,445	$12,512	$15,122	$(18,044)	$(490)	$(1,734)

(a)	Amounts exclude related tax expense of $4.5 million, $1.2 million, and $1.1 million, during 2017, 2016, and 2015, respectively, which are also included in other comprehensive income.

Net periodic benefit cost for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Defined benefit pension plans:
Discount rate	3.9%	4.2%	3.8%
Weighted average rate of future compensation increases	N/A	N/A	3.8%
Long-term rate of return on plan assets	6.3%	6.5%	(a)
Postretirement benefit plans:
Discount rate	3.9%	4.2%	3.8%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%	7.5%
Post-65	7.8%	8.3%	8.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2024	2023	2023
Post-65	2024	2024	2024

(a)
A long-term rate of return on plan assets of 7.5% was used for the first half of 2015. A long-term rate of return on plan assets of 6.8% was used for the second half of 2015, resulting from a change in the plans' target asset allocation.

Discount rates, weighted average rates of future compensation increases, and long-term rates of return on plan assets for Mattel’s foreign defined benefit pension plans differ from the assumptions used for Mattel’s domestic defined benefit pension plans due to differences in local economic conditions in the locations where the non-U.S. plans are based. The rates shown in the preceding table are indicative of the weighted average rates of all Mattel’s defined benefit pension plans given the relative insignificance of the foreign plans to the consolidated total.
The estimated net actuarial loss and prior service cost for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 is $8.5 million. The estimated net actuarial gain and prior service credit for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018 is $2.0 million.

Mattel used a measurement date of December 31, 2017 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$605,851	$611,490	$27,614	$30,416
Service cost	4,045	5,557	2	52
Interest cost	17,961	24,526	812	1,143
Impact of currency exchange rate changes	12,932	(14,535)	—	—
Actuarial loss (gain)	32,817	25,164	(2,597)	(1,686)
Benefits paid	(34,314)	(46,425)	(1,818)	(2,311)
Plan amendments	27	74	(16,261)	—
Benefit obligation, end of year	$639,319	$605,851	$7,752	$27,614
Change in Plan Assets:
Plan assets at fair value, beginning of year	$433,780	$435,274	$—	$—
Actual return on plan assets	47,727	43,292	—	—
Employer contributions	4,807	17,617	1,818	2,311
Impact of currency exchange rate changes	8,952	(15,978)	—	—
Benefits paid	(34,314)	(46,425)	(1,818)	(2,311)
Plan assets at fair value, end of year	$460,952	$433,780	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(178,367)	$(172,071)	$(7,752)	$(27,614)
Current accrued benefit liability	(16,180)	(4,519)	(1,400)	(2,700)
Noncurrent accrued benefit liability	(162,187)	(167,552)	(6,352)	(24,914)
Net amount recognized	$(178,367)	$(172,071)	$(7,752)	$(27,614)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$243,295	$243,249	$(2,795)	$(49)
Prior service cost (credit)	135	164	(16,261)	—
	$243,430	$243,413	$(19,056)	$(49)

(a)	Amounts exclude related tax benefits of $81.2 million and $85.7 million for December 31, 2017 and 2016, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of December 31, 2017 and 2016 totaled $618.5 million and $588.4 million, respectively.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2017	December 31, 2016
Defined benefit pension plans:
Discount rate	3.4%	3.9%
Weighted average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	3.4%	3.9%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%
Post-65	7.8%	7.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2024	2024
Post-65	2024	2024
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would not materially impact the postretirement benefit obligation as of December 31, 2017, or the service and interest cost recognized for 2017.
The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2018	$60,433	$1,400
2019	36,577	1,200
2020	36,500	1,100
2021	36,555	1,100
2022	37,686	1,000
2022 – 2026	182,421	2,600
Mattel expects to make cash contributions totaling approximately $18 million to its defined benefit pension and postretirement benefit plans in 2018, substantially all of which is for its unfunded plans.
Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans’ assets to expected benefit payments. Mattel monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel’s domestic plan assets, which comprise 77% of Mattel’s total plan assets, are 42% in U.S. equities, 28% in non-U.S. equities, 20% in fixed income securities, and 10% in real estate securities. The U.S. equities are benchmarked against the S&P 500, and the non-U.S. equities are benchmarked against a combination of developed and emerging markets indices. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include U.S. government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in "Note 10 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$5,101	$—	$5,101
U.S. corporate debt instruments	—	37,323	—	37,323
International corporate debt instruments	—	11,137	—	11,137
Mutual funds	611	—	—	611
Money market funds	1,975	—	—	1,975
Other investments	—	6,968	—	6,968
Insurance "buy-in" policy	—	—	33,553	33,553
Collective trust funds:
U.S. equity securities (a)				73,727
International equity securities (a)				234,472
International fixed income (a)				16,179
Diversified funds (a)				39,906
Total	$2,586	$60,529	$33,553	$460,952

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$1,568	$—	$1,568
U.S. corporate debt instruments	—	33,787	—	33,787
International corporate debt instruments	—	8,689	—	8,689
Mutual funds	582	—	—	582
Money market funds	2,531	—	—	2,531
Other investments	—	6,640	—	6,640
Collective trust funds:
U.S. equity securities (a)				96,487
International equity securities (a)				239,177
International fixed income (a)				44,319
Total	$3,113	$50,684	$—	$433,780
(a) These investments consist of privately placed funds that are valued based on net asset value per share. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position and its related disclosures.
The fair value of collective trust funds are determined based on the net asset value per share held at year-end. The fair value of mutual funds, money market funds, U.S. government securities, U.S. government agency securities, and corporate debt instruments are determined based on quoted market prices or are estimated using pricing models with observable inputs or quoted prices of securities with similar characteristics.
In December 2017, Mattel entered into an insurance buy-in policy contract with a private limited life insurance company to insure a portion of the U.K. pension plan, covering roughly 40% of the total membership in the plan. The assets and liabilities in respect of insured pensioners are assumed to match for the purposes of ASC 715, Pension - Retirement Benefits (i.e. the full benefits have been insured). The initial value of the asset associated with this policy is equal to the premium paid to secure the policy, and is adjusted each reporting period for changes in interest rates, discount rates, and benefits paid. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the buy-in contract is classified as Level 3 on the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2016	$—
Purchase of asset (a)	33,155
Change in fair value	398
Balance at December 31, 2017	$33,553
(a) There were no sales or settlements of Level 3 assets, or transfers in or out of Level 3, for the year ended December 31, 2017.
Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 6.3% as of December 31, 2017 is reasonable based on historical returns.
Defined Contribution Retirement Plans
Domestic employees are eligible to participate in a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the "Plan"), sponsored by Mattel, which is a funded defined contribution plan intended to comply with ERISA’s requirements. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is invested in Mattel common stock (the "Mattel Stock Fund"). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, allowing employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Plan limits the percentage of the employee’s total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel’s insider trading policy, employees classified as insiders and restricted personnel under Mattel’s insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.
Certain non-U.S. employees participate in other defined contribution retirement plans with varying vesting and contribution provisions.
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2017 and 2016 was $76.6 million and $70.0 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $67.9 million and $70.9 million as of December 31, 2017 and 2016, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.
Incentive Compensation Plans
Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and are subject to certain approvals of the Compensation Committee of the Board of Directors. For 2017, 2016, and 2015, $19.4 million, $16.5 million, and $50.2 million, respectively, was charged to expense for awards under these plans.
Mattel had three long-term incentive program ("LTIP") performance cycles in place for the time period between 2015 and 2017: (i) a January 1, 2014—December 31, 2016 performance cycle, which was established by the Compensation Committee of the Board of Directors ("the Committee") in March 2014, (ii) a January 1, 2016—December 31, 2018 performance cycle, which was established by the Committee in March 2016, and (iii) a January 1, 2017—December 31, 2019 performance cycle, which was established by the Committee in March 2017.

For the January 1, 2014—December 31, 2016 LTIP performance cycle, Mattel granted performance-based restricted stock units ("Performance RSUs") under the Mattel, Inc. 2010 Equity and Long-Term Compensation Plan to officers and certain employees providing services to Mattel. Performance RSUs granted under this program could be earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel’s performance with respect to: (i) annual operating result targets for each year in the performance cycle using a net operating profit after taxes less capital charge measure and a net sales performance measure ("the 2014-2016 performance-related components"), and (ii) Mattel’s total stock return ("TSR") for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle ("the 2014-2016 market-related component"), adjusted for dividends declared during the three-year performance cycle. The Performance RSUs also had dividend equivalent rights that could be converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs were earned and paid in shares of Mattel common stock. For the January 1, 2014—December 31, 2016 LTIP performance cycle, no shares were earned relating to the 2014-2016 performance-related components, market-related component, or dividend equivalent rights.
For the January 1, 2014—December 31, 2016 LTIP performance cycle, the weighted average grant date fair values of the performance-related and market-related components of the Performance RSUs were $32.60 and $(3.57) per share, respectively, for 2016, $23.14 and $(3.57) per share, respectively, for 2015, and $39.03 and $(3.57) per share, respectively, for 2014.  During 2016, 2015, and 2014, no expense was recognized related to the 2014-2016 performance cycle, as no shares were earned.
For the January 1, 2016—December 31, 2018 LTIP performance cycle, Mattel granted Performance RSUs under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives providing services to Mattel. Performance RSUs granted under this program are also earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel's performance with respect to (i) a cumulative three-year EPS target for the performance cycle (the "2016-2018 performance-related component") and (ii) Mattel's TSR for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (the "2016-2018 market-related component"), adjusted for dividends declared during the three-year performance cycle. The Performance RSUs also have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid in shares of Mattel common stock. For the 2016-2018 performance-related component, the range of possible outcomes is that between zero and 0.4 million shares could be earned. For the 2016-2018 market-related component, the possible outcomes range from an upward adjustment of 0.2 million shares to a downward adjustment of 0.2 million shares to the result of the performance-related component. Mattel believes that the likelihood that shares will be earned under the 2016-2018 performance cycle is remote.
For the January 1, 2016—December 31, 2018 LTIP performance cycle, the weighted average grant date fair value of the performance-related and market-related components of the Performance RSUs were $32.60 and $5.10 per share, respectively, for 2017 and 2016. During 2017, Mattel recognized share-based compensation expense of $0.4 million related to the 2016-2018 market-related component. Mattel also reversed $2.8 million of expense related to the 2016-2018 performance-related component that was previously recognized in 2016, as it was determined that it is unlikely that performance shares will be earned for this performance cycle. During 2016, Mattel recognized share-based compensation expense of $2.8 million related to the 2016-2018 performance-related component and $0.4 million related to the 2016-2018 market-related component.
For the January 1, 2017—December 31, 2019 LTIP performance cycle, Mattel granted Performance RSUs under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives. Performance RSUs granted under this program are earned based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on a three-year average of annual achievements of Mattel's performance with respect to annual EPS targets for the performance cycle (the "2017-2019 performance-related component") and then adjusted upward or downward based on Mattel's TSR for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (the "2017-2019 market-related component"). The Performance RSUs under the 2017-2019 LTIP performance cycle have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid. For the 2017-2019 performance-related component, the range of possible outcomes is that between zero and 0.4 million shares could be earned. For the 2017-2019 market-related component, the possible outcomes range from an upward adjustment of 0.2 million shares to a downward adjustment of 0.2 million shares to the result of the performance-related component.

For the January 1, 2017—December 31, 2019 LTIP performance cycle, the weighted average grant date fair value of the performance-related and market-related components of the Performance RSUs were $21.60 and $1.46 per share, respectively, for 2017. During 2017, Mattel did not recognize any share-based compensation expense relating to the 2017-2019 performance-related component, and recognized share-based compensation expense of $0.2 million relating to the 2017-2019 market-related component.
The fair values of the performance-related components were based on the closing stock prices of Mattel’s common stock on each of the grant dates. The fair values of the market-related components were estimated at the grant dates using a Monte Carlo valuation methodology.
Note 5—Seasonal Financing and Debt
Seasonal Financing
On December 20, 2017, Mattel entered into a syndicated facility agreement (the “Credit Agreement”), as a borrower thereunder (in such capacity, the “Borrower”), along with certain of Mattel’s domestic subsidiaries, as additional borrowers thereunder (together with the Borrower, the “U.S. Borrowers”), Mattel Canada Inc. as a borrower thereunder (the “Canadian Borrower”), certain additional domestic and foreign subsidiaries of Mattel, as guarantors thereunder, Bank of America, N.A., as global administrative agent, collateral agent, Australian security trustee, and lender, and the other lenders and financial institutions party thereto, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the “new senior secured revolving credit facilities”), consisting of an asset based lending facility with aggregate commitments of approximately $1.31 billion, subject to borrowing base capacity, and a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. Borrowers and certain equity interests in various subsidiaries of Mattel, subject to borrowing base capacity (the “Fixed Asset & IP Facility”). The new senior secured revolving credit facilities will mature on December 20, 2020.
A portion of the new senior secured revolving credit facilities (the “U.S. Subfacility”) is currently available to the U.S. Borrowers. A portion of the new senior secured revolving credit facilities (the “Canadian Subfacility”) is also currently available to the “Canadian Borrower”. Upon the satisfaction of various deliverables and other conditions, other international subsidiaries of Mattel will join the Credit Agreement as borrowers and portions of the new senior secured revolving credit facilities will also become available to such borrowers, including (i) a portion (the “French Subfacility”) to Mattel France (the “French Borrower”), (ii) a portion (the “Spanish Subfacility”) to Mattel España, S.A. (the “Spanish Borrower”), (iii) a portion (the “European (GNU) Subfacility”) to Mattel Europa B.V., Mattel U.K. Limited, HIT Entertainment Limited, Gullane (Thomas) Limited, and Mattel GMBH (collectively, the “European (GNU) Borrowers”) and (iv) a portion (the “Australian Subfacility”) to Mattel Pty Ltd. (the “Australian Borrower”).
Borrowings under the new senior secured revolving credit facilities will (i) be limited by jurisdiction-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, eligible inventory and certain fixed assets and intellectual property, as applicable, minus the amount of any applicable reserves, and (ii) bear interest at a floating rate, which can be either, at the Borrower’s option, (a) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 3.00% per annum or (b) an alternate base rate plus an applicable margin ranging from 0.25% to 2.00% per annum, in each case, such applicable margins to be determined based on the Borrower’s average borrowing availability remaining under the new senior secured revolving credit facilities.
In addition to paying interest on the outstanding principal under the new senior secured revolving credit facilities, the Borrower will be required to pay (i) an unused line fee per annum of the average daily unused portion of the new senior secured revolving credit facilities; (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit; and (iii) certain other customary fees and expenses of the lenders and agents.
The U.S. Borrowers, as well as certain U.S. subsidiaries of the Borrower (the “U.S. Guarantors”), are initially guaranteeing the obligations of all Borrowers under the new senior secured revolving credit facilities. Additionally, the obligations of the Canadian Borrower, the French Borrower, the Spanish Borrower, the European (GNU) Borrowers and the Australian Borrower (collectively, the “Foreign Borrowers”), will respectively each be guaranteed by the obligations of the other Foreign Borrowers, as well as certain additional foreign subsidiaries (“Foreign Guarantors”).

The U.S. Subfacility is secured by liens on substantially all of the U.S. Borrowers’ and the U.S. Guarantors’ accounts receivable and inventory (the “U.S. Current Assets Collateral”). The Canadian Subfacility is, and the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility and the Australian Subfacility will be, each secured by a first priority lien on (i) the accounts receivable and inventory of the applicable Foreign Borrower(s) and Foreign Guarantors under such facility, and (ii) the U.S. Current Assets Collateral. The Fixed Asset & IP Facility is secured by a first priority lien on certain owned real property in the U.S., certain U.S. trademarks and patents and 100% of the equity interests in the U.S. Borrowers (aside from Mattel) and U.S. Guarantors, as well as 65% of the voting equity interests and 100% of the non-voting equity interests in Mattel Holdings Limited. Upon the additional Foreign Borrowers and Foreign Guarantors joining the Credit Agreement, the Fixed Asset & IP Facility will also be secured by 65% of the voting equity interests of such additional Foreign Borrowers and Foreign Guarantors that are directly owned by a U.S. Borrower or U.S. Guarantor. The book value of the accounts receivable and inventory of the U.S. Borrowers, U.S. Guarantors, Canadian Borrower and the current Foreign Guarantor of the Canadian Subfacility, together with the non-current assets currently pledged as collateral under the new senior secured revolving credit facilities was approximately $900 million as of December 31, 2017.
The Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Borrower’s and its subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets outside of the ordinary course, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates or change their line of business.
The Credit Agreement requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter when excess availability under the new senior secured revolving credit facilities is less than the greater of (x) $100 million and (y) 10% of the aggregate amount available thereunder (the “Availability Threshold”) and on the last day of each subsequent fiscal quarter ending thereafter until no event of default exists and excess availability is greater than the Availability Threshold for at least 30 consecutive days.
Since Mattel had no borrowings to-date under the new senior secured revolving credit facilities, the fixed charge coverage ratio covenant was not in effect as of December 31, 2017. As of December 31, 2017, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the new senior secured revolving credit facilities. If Mattel were to default under the terms of the new senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
Furthermore, in connection with the entry into the new senior secured revolving credit facilities, Mattel terminated the commitments and satisfied all outstanding obligations under its previous Credit Agreement, amended on June 8, 2015 (the "previous Credit Agreement"). The previous Credit Agreement, governing an unsecured committed revolving credit facility (the "previous Credit Facility") was used as a back-up to Mattel’s commercial paper program. The aggregate commitments under the previous Credit Facility was $1.60 billion. Applicable interest rate margins were within a range of 0.00% to 0.75% above the applicable base rate for base rate loans and 0.88% to 1.75% above the applicable LIBOR for Eurodollar rate loans, and the commitment fees ranged from 0.08% to 0.25% of the unused commitments under the Credit Facility, in each case depending on Mattel’s senior unsecured long-term debt rating.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines with a number of banks. As of December 31, 2017, foreign credit lines totaled approximately $110 million. Mattel expects to extend the majority of these credit lines throughout 2018.
Mattel believes its cash on hand, amounts available under the new senior secured revolving credit facilities, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2018.
Additionally, sales of foreign receivables occur periodically to finance seasonal working capital requirements. The outstanding amounts of accounts receivable that have been sold under international factoring arrangements were approximately $19 million and $18 million at December 31, 2017 and 2016, respectively. These amounts have been excluded from Mattel’s consolidated balance sheets.
Short-Term Borrowings
As of December 31, 2017, Mattel had no borrowings outstanding under the new senior secured revolving credit facilities and no foreign short-term bank loans outstanding. As of December 31, 2016, Mattel had $192.2 million of short-term borrowing outstanding, which included $47.2 million of foreign short-term bank loans outstanding and $145.0 million of commercial paper outstanding under its previous Credit Facility.

During 2017 and 2016, Mattel had average borrowings under its foreign short-term bank loans of $0 and $2.0 million, respectively, and average borrowings under the previous Credit Facility and other short-term borrowings of $811.5 million and $728.4 million, respectively, to help finance its seasonal working capital requirements. The weighted average interest rate on foreign short-term bank loans during 2016 was 12.5%. The weighted average interest rate on the previous Credit Facility and other short-term borrowings during 2017 and 2016 was 1.6% and 0.6%, respectively.
Long-Term Debt
In December 2017, Mattel issued $1.00 billion aggregate principal amount of 6.75% senior unsecured notes due December 31, 2025 ("2017 Senior Notes"). The 2017 Senior Notes were issued pursuant to an indenture, dated December 20, 2017, among Mattel, the guarantors named therein and MUFG Union Bank, N.A., as Trustee (the “Indenture”). Interest on the 2017 Senior Notes is payable semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2018. Mattel may redeem all or part of the 2017 Senior Notes at any time or from time to time prior to December 31, 2020 at its option, at a redemption price equal to 100% of the principal amount, plus a "make whole" premium, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date. Mattel may also redeem up to 40% of the principal amount of the 2017 Senior Notes at any time or from time to time prior to December 31, 2020 at its option, at a redemption price equal to 106.75% of the principal amount, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date, with the net cash proceeds of sales of one or more equity offerings by Mattel or any direct or indirect parent of Mattel. Mattel may redeem all or part of the 2017 Senior Notes at any time or from time to time on or after December 31, 2020, at its option, at a redemption price including a call premium that varies (from 0% to 5.063%) depending on the year of redemption, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date.
The 2017 Senior Notes are Mattel’s and the guarantors’ senior unsecured obligations. The 2017 Senior Notes are guaranteed by Mattel's existing and, subject to certain exceptions, future wholly-owned domestic restricted subsidiaries that guarantee Mattel’s new senior secured revolving credit facilities or certain other indebtedness. Under the terms of the Indenture, the 2017 Senior Notes rank equally in right of payment with all of Mattel’s existing and future senior debt, including Mattel’s Existing Notes (as defined in the Indenture) and borrowings under the new senior secured revolving credit facilities, and rank senior in right of payment to Mattel's existing and future debt and other obligations that expressly provide for their subordination to the 2017 Senior Notes. The 2017 Senior Notes are structurally subordinated to all of the existing and future liabilities, including trade payables, of the Mattel’s subsidiaries that do not guarantee the 2017 Senior Notes (including the Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility and the Australian Subfacility of the new senior secured revolving credit facilities and are effectively subordinated to Mattel’s and the guarantors’ existing and future senior secured debt to the extent of the value of the collateral securing such debt (including borrowings under the new senior secured revolving credit facilities). The guarantees are, with respect to the assets of the guarantors of the 2017 Senior Notes, structurally senior to all of Mattel’s existing indebtedness, future indebtedness or other liabilities that are not guaranteed by such guarantors, including Mattel’s obligations under the Existing Notes.
The Indenture contains covenants that limit Mattel’s (and some of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make investments in unrestricted subsidiaries; (iv) create liens; (v) enter into certain sale/leaseback transactions; (vi) merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets; and (vii) designate subsidiaries as unrestricted.
In August 2016, Mattel issued $350.0 million aggregate principal amount of 2.35% senior unsecured notes due August 15, 2021 ("2016 Senior Notes"). Interest on the 2016 Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2017. Mattel may redeem all or part of the 2016 Senior Notes at any time or from time to time prior to July 15, 2021 (one month prior to the maturity date of the 2016 Senior Notes), at its option, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2016 Senior Notes being redeemed or (2) a "make-whole" amount based on the yield of a comparable U.S. Treasury security plus 20 basis points, plus, in each case, accrued and unpaid interest on the 2016 Senior Notes being redeemed to, but excluding, the redemption date. Mattel may redeem all or part of the 2016 Senior Notes at any time or from time to time on or after July 15, 2021, at its option, at a redemption price equal to 100% of the principal amount of the 2016 Senior Notes to be redeemed, plus accrued and unpaid interest on the 2016 Senior Notes being redeemed to, but excluding, the redemption date.

Mattel’s 2010 Senior Notes bear interest at fixed rates ranging from 4.35% to 6.20%, with a weighted average interest rate of 5.28% as of December 31, 2017 and 2016. Mattel’s 2011 Senior Notes bear interest at a fixed rate of 5.45% as of December 31, 2017 and 2016. Mattel’s 2013 Senior Notes bear interest at fixed rates ranging from 1.70% to 3.15%, with a weighted average interest rate of 2.43% as of December 31, 2017 and 2016. Mattel’s 2014 Senior Notes, 2016 Senior Notes, and 2017 Senior Notes bear interest at a fixed rate of 2.35%, 2.35%, and 6.75%, respectively, as of December 31, 2017 and 2016.
On November 1, 2016, Mattel repaid $300.0 million of its 2.50% Senior Notes in connection with the scheduled maturity.
Mattel’s long-term debt consists of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000
2011 Senior Notes due November 2041	300,000	300,000
2013 Senior Notes due March 2018 and March 2023	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000
2016 Senior Notes due August 2021	350,000	350,000
2017 Senior Notes due December 2025	1,000,000	—
Debt issuance costs and debt discount	(26,881)	(15,729)
	3,123,119	2,134,271
Less: current portion	(250,000)	—
Total long-term debt	$2,873,119	$2,134,271
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	2014 Senior Notes	2016 Senior Notes	2017 Senior Notes	Total
	(In thousands)
2018	$—	$—	$250,000	$—	$—	$—	$250,000
2019	—	—	—	500,000	—	—	500,000
2020	250,000	—	—	—	—	—	250,000
2021	—	—	—	—	350,000	—	350,000
2022	—	—	—	—		—	—
Thereafter	250,000	300,000	250,000	—	—	1,000,000	1,800,000
	$500,000	$300,000	$500,000	$500,000	$350,000	$1,000,000	$3,150,000
Note 6—Stockholders’ Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.

Common Stock Repurchase Program
During 2017, 2016, and 2015, Mattel did not repurchase any shares of its common stock. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2017, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
Dividends
During 2017, 2016, and 2015, Mattel paid total dividends per share of $0.91, $1.52, and $1.52, respectively, to holders of its common stock. The Board of Directors declared the dividends, if any, on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared, if applicable. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
In October 2017, Mattel's Board of Directors determined to suspend the Company's quarterly dividend beginning in the fourth quarter of 2017, which was previously $0.15 per share, in order to increase financial flexibility, strengthen the balance sheet, and facilitate strategic investments.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(55,377)	(5,948)	7,812	132,294	78,781
Amounts reclassified from accumulated other comprehensive income (loss)	16,810	—	6,679	58,973	82,462
Net (decrease) increase in other comprehensive income	(38,567)	(5,948)	14,491	191,267	161,243
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)

	For the Year Ended December 31, 2016
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$—	$(159,858)	$(704,404)	$(848,899)
Other comprehensive income (loss) before reclassifications	18,733	3,149	(4,154)	(101,539)	(83,811)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,627)	—	6,308	—	(10,319)
Net increase (decrease) in other comprehensive income	2,106	3,149	2,154	(101,539)	(94,130)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)

	For the Year Ended December 31, 2015
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2014	$30,025	$—	$(161,507)	$(490,607)	$(622,089)
Other comprehensive income (loss) before reclassifications	37,926	—	(6,443)	(213,797)	(182,314)
Amounts reclassified from accumulated other comprehensive income (loss)	(52,588)	—	8,092	—	(44,496)
Net (decrease) increase in other comprehensive income	(14,662)	—	1,649	(213,797)	(226,810)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$—	$(159,858)	$(704,404)	$(848,899)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Statements of Operations Classification
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(16,717)	$17,101	$52,037	Cost of sales
	(93)	(474)	551	Provision for income taxes
	$(16,810)	$16,627	$52,588	Net (loss) income
Defined Benefit Pension Plans
Amortization of prior service (cost) credit	$(29)	$(461)	$465	(a)
Recognized actuarial loss	(8,511)	(7,142)	(15,316)	(a)
Settlement loss	—	(1,772)	(6,453)	Other selling and administrative expenses
Curtailment (loss) gain	(103)	(415)	8,639	Other selling and administrative expenses
	(8,643)	(9,790)	(12,665)
	1,964	3,482	4,573	Provision for income taxes
	$(6,679)	$(6,308)	$(8,092)	Net (loss) income
Currency Translation Adjustments
Loss on discontinuation of Venezuelan operations	$(58,973)	$—	$—	Other non-operating expense/income, net
	—	—	—	Provision for income taxes (b)
	$(58,973)	$—	$—	Net (loss) income

(a)
The amortization of prior service (cost) credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel’s net periodic benefit cost.

(b)	An income tax benefit is not expected to be realized related to the loss on discontinuation of Venezuelan operations.
Currency Translation Adjustments
For 2017, currency translation adjustments resulted in a net gain of $191.3 million, primarily due to the strengthening of the Euro and the British pound sterling against the U.S. dollar and the recognition of a $59.0 million loss related to the discontinuation of Mattel's Venezuelan operations in other non-operating expense/income, net within the consolidated statements of operations. For 2016, currency translation adjustments resulted in a net loss of $101.5 million, primarily due to the weakening of the British pound sterling, Mexican peso, and Euro against the U.S. dollar, partially offset by the strengthening of the Brazilian real against the U.S. dollar. For 2015, currency translation adjustments resulted in a net loss of $213.8 million, primarily due to the weakening of the Euro, Brazilian real, Mexican peso, and British pound sterling against the U.S. dollar.

Note 7—Share-Based Payments
Mattel Stock Option Plans
In May 2015, Mattel’s stockholders approved the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan"). The 2010 Equity and Long-Term Compensation Plan was approved by Mattel's stockholders in May 2010 (the "2010 Plan"). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the "2005 Plan"), except with respect to grants then outstanding under the 2005 Plan. All restricted stock unit ("RSU") awards made under the 2005 Plan have vested as of December 31, 2015. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. The terms of the Amended 2010 Plan are substantially similar to the terms of the 2010 Plan and the 2005 Plan.
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
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) 77 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2017, there were approximately 9 million shares of common stock available for grant remaining under the Amended 2010 Plan.
Mattel recognized total share-based compensation expense related to stock options and RSUs (including Performance RSUs) of $67.1 million, $54.0 million, and $56.7 million during 2017, 2016, and 2015, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. As of December 31, 2017, total unrecognized compensation cost related to unvested share-based payments totaled $105.5 million and is expected to be recognized over a weighted-average period of 2.1 years.
Stock Options
Mattel recognized compensation expense of $14.1 million, $10.5 million, and $15.2 million for stock options during 2017, 2016, and 2015, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations. There was no current year income tax benefit related to stock options during 2017 as future tax benefits related to stock options were fully offset by a valuation allowance. Income tax benefits related to stock option activity during 2016 and 2015 totaled $6.8 million and $5.5 million, respectively.
The fair value of options granted has been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. The weighted average grant date fair value of options granted during 2017, 2016, and 2015 was $3.37, $4.09, and $1.97, respectively.

The following weighted average assumptions were used in determining the fair value of options granted:

	2017	2016	2015
Expected life (in years)	5.0	5.0	4.9
Risk-free interest rate	1.8%	1.1%	1.5%
Volatility factor	27.2%	25.3%	23.1%
Dividend yield	4.0%	4.7%	6.5%
The following is a summary of stock option information and weighted average exercise prices for Mattel’s stock options:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted average exercise price)
Outstanding at January 1	19,316	$28.71	17,900	$27.39	10,523	$30.77
Granted	7,776	21.05	3,498	32.67	9,112	23.37
Exercised	(84)	21.22	(1,539)	22.13	(764)	19.63
Forfeited	(832)	25.84	(388)	26.77	(717)	31.34
Expired	(943)	26.31	(155)	36.87	(254)	35.07
Outstanding at December 31	25,233	$26.56	19,316	$28.71	17,900	$27.39
Exercisable at December 31	14,038	$29.08	9,851	$29.83	7,498	$30.09
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of an option. The total intrinsic value of options exercised during 2017, 2016, and 2015 was $0.5 million, $15.8 million, and $4.9 million, respectively. At December 31, 2017, options outstanding had no intrinsic value, with a weighted average remaining life of 7.4 years. At December 31, 2017, options exercisable had no intrinsic value, with a weighted average remaining life of 6.2 years. At December 31, 2017, stock options vested or expected to vest totaled 24.8 million shares, with no intrinsic value, weighted average exercise price of $26.62, and weighted average remaining life of 7.4 years. During 2017, approximately 5 million stock options vested. The total grant date fair value of stock options vested during 2017, 2016, and 2015 was approximately $14 million, $13 million, and $12 million, respectively.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2017, 2016, and 2015 was $1.8 million, $34.1 million, and $15.0 million, respectively.
Restricted Stock Units
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally 3 years from the date of grant.
Compensation expense recognized related to grants of RSUs, excluding Performance RSUs, was $55.2 million, $40.2 million, and $41.5 million in 2017, 2016, and 2015, respectively, and is included within other selling and administrative expenses in the consolidated statements of operations. Current year income tax expense related to RSUs was $4.2 million during 2017 and future tax benefits related to RSUs were fully offset by a valuation allowance. Income tax benefits related to RSU activity during 2016 and 2015 totaled $11.5 million and $11.0 million, respectively.

The following is a summary of RSU information and weighted average grant date fair values for Mattel’s RSUs, excluding Performance RSUs:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted average grant date fair value)
Unvested at January 1	3,243	$28.85	3,738	$28.98	3,173	$37.10
Granted	4,205	19.39	1,608	29.68	2,332	23.54
Vested	(2,103)	27.13	(1,756)	30.25	(1,159)	37.29
Forfeited	(447)	23.57	(347)	27.04	(608)	34.67
Unvested at December 31	4,898	$21.95	3,243	$28.85	3,738	$28.98
At December 31, 2017, RSUs expected to vest totaled 4.6 million shares, with a weighted average grant date fair value of $20.80. The total grant date fair value of RSUs vested during 2017, 2016, and 2015 was $57.0 million, $53.1 million, and $43.2 million, respectively.
In addition to the expense and share amounts described above, Mattel recognized amounts during 2017 and 2016 for Performance RSUs granted in connection with its January 1, 2017—December 31, 2019 LTIP and January 1, 2016—December 31, 2018 LTIP performance cycle, more fully described in "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans." During 2017, there was no current year income tax benefit and future tax benefits were fully offset by a valuation allowance for Performance RSUs granted in connection with its January 1, 2017—December 31, 2019 LTIP and January 1, 2016—December 31, 2018 LTIP performance cycles. During 2016, income tax benefits totaled $1.2 million for Performance RSUs granted in connection with its January 1, 2016—December 31, 2018 LTIP performance cycle. No compensation expense and no related income tax benefit was recognized for Performance RSUs granted in connection with its January 1, 2014—December 31, 2016 LTIP performance cycle, also more fully described in "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans," for the years ended 2017, 2016, and 2015 as actual results did not meet minimum performance thresholds.
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

The following table reconciles earnings per common share:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands, except per share amounts)
Basic:
Net (loss) income	$(1,053,836)	$318,022	$369,416
Less: Net income allocable to participating RSUs (a)	—	(1,377)	(3,179)
Net (loss) income available for basic common shares	$(1,053,836)	$316,645	$366,237
Weighted average common shares outstanding	343,564	341,480	339,172
Basic net (loss) income per common share	$(3.07)	$0.93	$1.08
Diluted:
Net (loss) income	$(1,053,836)	$318,022	$369,416
Less: Net income allocable to participating RSUs (a)	—	(1,377)	(3,179)
Net (loss) income available for diluted common shares	$(1,053,836)	$316,645	$366,237
Weighted average common shares outstanding	343,564	341,480	339,172
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	2,753	576
Weighted average number of common and potential common shares	343,564	344,233	339,748
Diluted net (loss) income per common share	$(3.07)	$0.92	$1.08
(a) During 2017, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses.
The calculation of potential common shares assumes the exercise of dilutive stock options and vesting of non-participating RSUs, net of assumed treasury share repurchases at average market prices. Mattel was in a net loss position in 2017 and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive. Nonqualified stock options and non-participating RSUs totaling 8.5 million shares and 9.6 million shares were excluded from the calculation of diluted net income per common share for 2016 and 2015, respectively, because they were antidilutive.
Note 9—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2017 and 2016, Mattel held foreign currency forward exchange contracts with notional amounts of $987.7 million and $1.20 billion, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2017	December 31, 2016
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,175	$18,747
Foreign currency forward exchange contracts	Other noncurrent assets	115	5,782
Total derivatives designated as hedging instruments		$2,290	$24,529
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$5,514	$2,678
Total		$7,804	$27,207

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2017	December 31, 2016
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$15,970	$1,917
Foreign currency forward exchange contracts	Other noncurrent liabilities	3,159	223
Total derivatives designated as hedging instruments		$19,129	$2,140
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$191	$7,072
Total		$19,320	$9,212
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Foreign currency forward exchange contracts:
Amount of (loss) gain recognized in OCI	$(55,377)	$18,733	$37,926
Amount of (loss) gain reclassified from accumulated OCI to the consolidated statements of operations	(16,810)	16,627	52,588	Cost of sales
The net (losses) gains of $(16.8) million, $16.6 million, and $52.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2017, 2016, and 2015, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Amount of gain (loss) recognized in the statements of operations:
Foreign currency forward exchange contracts	$70,200	$(11,056)	$(51,679)	Other non-operating expense/income, net
Cross currency swap contract	—	—	5,288	Other non-operating expense/income, net
Foreign currency forward exchange contracts	511	1,631	(265)	Cost of sales
Total	$70,711	$(9,425)	$(46,656)
The net gains (losses) of $70.7 million, $(9.4) million, and $(46.7) million recognized in the consolidated statements of operations during 2017, 2016, and 2015, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.
Note 10—Fair Value Measurements
The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2017 and 2016 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities include the following:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,804	$—	$7,804
Available-for-sale security (b)	8,991	—	—	8,991
	$8,991	$7,804	$—	$16,795

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$19,320	$—	$19,320

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$27,207	$—	$27,207
Available-for-sale security (b)	14,939	—	—	14,939
	$14,939	$27,207	$—	$42,146

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$9,212	$—	$9,212

(a)
The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the available-for-sale security is based on the quoted price on an active public exchange.
Non-Recurring Fair Value Measurements
Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. During 2016, Mattel did not have any assets or liabilities measured and reported at fair value on a non-recurring basis in periods subsequent to initial recognition.
During 2017, Mattel recorded impairment charges associated with its intangible assets and property, plant and equipment.
As described in "Note 3 to the Consolidated Financial Statements—Goodwill and Other Intangibles," during the third quarter of 2017, Mattel discontinued the use of a trademark which resulted in an impairment charge of $9.2 million.
As described in "Note 2 to the Consolidated Financial Statements—Property, Plant, and Equipment," during the third and fourth quarter of 2017, Mattel recorded impairment charges of $21.2 million related to leasehold improvements within certain American Girl retail stores. The fair value of the asset group was determined based on the income approach, with inputs which are categorized as Level 3 on the fair value hierarchy, utilizing certain market participant assumptions. These inputs include revenue and profit forecasts and the discount rate. Further, Mattel recorded an impairment charge in the fourth quarter of 2017 of $20.6 million for capitalized costs related to tools, dies, and molds for discontinued products which were no longer considered to be recoverable. There was no remaining value attributed to the identified tools, dies, and molds subsequent to the impairment charge.
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
The estimated fair value of Mattel’s long-term debt, including the current portion, was $3.01 billion (compared to a carrying value of $3.15 billion) as of December 31, 2017 and $2.18 billion (compared to a carrying value of $2.15 billion) as of December 31, 2016. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 11—Commitments and Contingencies
Leases
Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place leases in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl store leases in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Chesterfield, Missouri, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, and Scottsdale, Arizona also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2017, 2016, and 2015, contingent rental expense was not material.
The following table shows the future minimum obligations under lease commitments in effect at December 31, 2017:

	Capital Leases		Operating Leases
	(In thousands)
2018	$294		$111,645
2019	294		92,608
2020	25		75,737
2021	—		65,021
2022	—		56,412
Thereafter	—		179,220
	$613	(a)	$580,643

(a)	Includes $0.1 million of imputed interest.
Rental expense under operating leases amounted to $137.4 million, $110.1 million, and $114.9 million for 2017, 2016, and 2015, respectively, net of sublease income of $2.9 million, $2.7 million, and $2.7 million in 2017, 2016, and 2015, respectively.
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

Licensing and similar agreements in effect at December 31, 2017 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2018	$80,624
2019	122,651
2020	84,051
2021	29,746
2022	4,451
Thereafter	—
$321,523
Royalty expense for 2017, 2016, and 2015 was $244.5 million, $228.9 million, and $264.6 million, respectively.
The following table shows the future minimum obligations for purchases of inventory, services, and other as of December 31, 2017:

Other Purchase Obligations
(In thousands)
2018	$307,889
2019	35,207
2020	13,444
2021	2,305
2022	—
$358,845
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and property risks. Far West insures the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence and $2.0 million per year for product liability risks, and up to $1.0 million per occurrence for property risks. Various insurance companies, that have an "A" or better AM Best rating at the time the policies are purchased, reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2017 and 2016 totaled $12.9 million and $15.5 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.
Litigation
Litigation Related to Carter Bryant and MGA Entertainment, Inc.
In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant ("Bryant"), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. ("MGA"), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant sought, as a putative class action representative, to invalidate Mattel’s Confidential Information and Proprietary Inventions Agreements with its employees. Bryant also removed Mattel’s suit to the United States District Court for the Central District of California. In December 2004, MGA intervened as a party-defendant in Mattel’s action against Bryant, asserting that its rights to Bratz properties are at stake in the litigation.

Separately, in November 2004, Bryant filed an action against Mattel in the United States District Court for the Central District of California. The action sought a judicial declaration that Bryant’s purported conveyance of rights in Bratz was proper and that he did not misappropriate Mattel property in creating Bratz.
In April 2005, MGA filed suit against Mattel in the United States District Court for the Central District of California. MGA’s action alleges claims of trade dress infringement, trade dress dilution, false designation of origin, unfair competition, and unjust enrichment. The suit alleges, among other things, that certain products, themes, packaging, and/or television commercials in various Mattel product lines have infringed upon products, themes, packaging, and/or television commercials for various MGA product lines, including Bratz. The complaint also asserts that various alleged Mattel acts with respect to unidentified retailers, distributors, and licensees have damaged MGA and that various alleged acts by industry organizations, purportedly induced by Mattel, have damaged MGA. MGA’s suit alleges that MGA has been damaged in an amount "believed to reach or exceed tens of millions of dollars" and further seeks punitive damages, disgorgement of Mattel’s profits and injunctive relief.
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
On January 12, 2007, Mattel filed an Amended Complaint setting forth counterclaims that included additional claims against Bryant as well as claims for copyright infringement, Racketeer Influenced and Corrupt Organizations ("RICO") violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA, its Chief Executive Officer Isaac Larian, certain MGA affiliates and an MGA employee. The RICO claim alleged that MGA stole Bratz and then, by recruiting and hiring key Mattel employees and directing them to bring with them Mattel confidential and proprietary information, unfairly competed against Mattel using Mattel’s trade secrets, confidential information, and key employees to build their business.
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
The first phase of the first trial resulted in a unanimous jury verdict on July 17, 2008 in favor of Mattel. The jury found that almost all of the Bratz design drawings and other works in question were created by Bryant while he was employed at Mattel; that MGA and Isaac Larian intentionally interfered with the contractual duties owed by Bryant to Mattel, aided and abetted Bryant’s breaches of his duty of loyalty to Mattel, aided and abetted Bryant’s breaches of the fiduciary duties he owed to Mattel, and converted Mattel property for their own use. The same jury determined that defendants MGA, Larian, and MGA Entertainment (HK) Limited infringed Mattel’s copyrights in the Bratz design drawings and other Bratz works, and awarded Mattel total damages of approximately $100 million against the defendants. On December 3, 2008, the Court issued a series of orders rejecting MGA’s equitable defenses and granting Mattel’s motions for equitable relief, including an order enjoining the MGA party defendants from manufacturing, marketing, or selling certain Bratz fashion dolls or from using the "Bratz" name. The Court stayed its December 3, 2008 injunctive orders until further order of the Court.
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

In its opinion, the Ninth Circuit found that the District Court erred in concluding that Mattel’s Invention Agreement unambiguously applied to "ideas;" that it should have considered extrinsic evidence in determining the application of the agreement; and if the conclusion turns on conflicting evidence, it should have been up to the jury to decide. The Ninth Circuit also concluded that the District Judge erred in transferring the entire brand to Mattel based on misappropriated names and that the Court should have submitted to the jury, rather than deciding itself, whether Bryant’s agreement assigned works created outside the scope of his employment and whether Bryant’s creation of the Bratz designs and sculpt was outside of his employment. The Court then went on to address copyright issues which would be raised after a retrial, since Mattel "might well convince a properly instructed jury" that it owns Bryant’s designs and sculpt. The Ninth Circuit stated that the sculpt itself was entitled only to "thin" copyright protection against virtually identical works, while the Bratz sketches were entitled to "broad" protection against substantially similar works; in applying the broad protection, however, the Ninth Circuit found that the lower court had erred in failing to filter out all of the unprotectable elements of Bryant’s sketches. This mistake, the Court said, caused the lower court to conclude that all Bratz dolls were substantially similar to Bryant’s original sketches.
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
Later, on August 16, 2010, MGA asserted several new claims against Mattel in response to Mattel’s Fourth Amended Answer and Counterclaims, including claims for alleged trade secret misappropriation, an alleged violation of RICO, and wrongful injunction. MGA alleged, in summary, that, for more than a decade dating back to 1992, Mattel employees engaged in a pattern of stealing alleged trade secret information from competitors "toy fair" showrooms, and then sought to conceal that alleged misconduct. Mattel moved to strike and/or dismiss these claims, as well as certain MGA allegations regarding Mattel’s motives for filing suit. The Court granted that motion as to the wrongful injunction claim, which it dismissed with prejudice, and as to the allegations about Mattel’s motives, which it struck. The Court denied the motion as to MGA’s trade secret misappropriation claim and its claim for violations of RICO.
The Court resolved summary judgment motions in late 2010. Among other rulings, the Court dismissed both parties’ RICO claims; dismissed Mattel’s claim for breach of fiduciary duty and portions of other claims as "preempted" by the trade secrets act; dismissed MGA’s trade dress infringement claims; dismissed MGA’s unjust enrichment claim; dismissed MGA’s common law unfair competition claim; and dismissed portions of Mattel’s copyright infringement claim as to "later generation" Bratz dolls.
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
On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. On December 3, 2014, the Court overruled Mattel’s request to dismiss MGA’s case as barred as a result of prior litigation between the parties. On July 31, 2017, Mattel filed a motion for summary judgment on the grounds that MGA’s complaint is barred by the statute of limitations.  On February 13, 2018, the Court granted Mattel's summary judgment motion. Consistent with this ruling, Mattel anticipates that the Court will enter a final judgment for Mattel. MGA can seek to appeal such a judgment to the California Court of Appeal. Prior to the Court's ruling, Mattel believed that it was reasonably possible that damages in this matter could range from $0 to approximately $12.5 million, and that pre-judgment interest, ranging from $0 to approximately $13.0 million, could be awarded as well. In light of the Court’s summary judgment ruling in favor of Mattel, however, Mattel does not presently believe that damages in any amount are reasonably possible.  Accordingly, no liability has been accrued to date.
Litigation Related to Yellowstone do Brasil Ltda.
Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel’s subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil before the 15th Civil Court of Curitiba – State of Parana (the "Trial Court"), requesting the annulment of its security bonds and promissory notes given to Mattel do Brasil as well as requesting the Trial Court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil’s alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone’s complaint sought alleged loss of profits of approximately $1 million, plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil’s business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.
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
The Trial Court accepted the challenge and ruled that a second accounting examination should take place in the lawsuit. Yellowstone appealed the decision to the Court of Appeals of the State of Parana (the "Appeals Court"), but it was upheld by the Appeals Court.
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
In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, plus attorney's fees, as adjusted for inflation and interest. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel do Brasil filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel do Brasil’s motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel do Brasil. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest, plus attorney's fees. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel do Brasil’s right to offset its counterclaim award of approximately $7.5 million. Mattel do Brasil filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the "accounting documents" of Yellowstone. On April 26, 2015, a decision on the motion for clarification was rendered. The Appeals Court ruled that the motion for clarification was denied and imposed a fine on Mattel do Brasil equal to 1% of the value of the claims made for the delay caused by the motion. On July 3, 2015, Mattel do Brasil filed a special appeal to the Superior Court of Justice based upon both procedural and substantive grounds. This special appeal seeks to reverse the Appeals Court's decision of July 26, 2013, and to reverse the fine as inappropriate under the law. This special appeal was submitted to the Appeals Court which must rule on its admissibility before it is transferred to the Superior Court.
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
Mattel believes that it is reasonably possible that a loss in this matter could range from $0 to approximately $18.0 million. The high end of this range, approximately $18.0 million, is based on the calculation of the current amount of the damages (reported in the first court-appointed examination report submitted in the lawsuit), and loss of profits (indicated in the complaint by Yellowstone), including interest, inflation, currency adjustments, plus attorney's fees. Mattel do Brasil will be entitled to offset its counterclaim award of approximately $7.0 million, the current amount including inflation, and currency adjustment, against such loss. The existence of procedural matters that will be addressed to the Superior Court of Justice adds some uncertainty to the final outcome of the matter. Mattel do Brasil believes, however, that it has valid legal grounds for an appeal of the Appeals Court decision. Mattel do Brasil may be required by the Trial Court to place a bond for the full amount of the damage award in escrow pending an appeal decision by the Superior Court. As Mattel believes a loss in this matter is reasonably possible but not probable, no liability has been accrued to date.

Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California, (consolidating Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against Mattel, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuit asserts allegations that the defendants artificially inflated Mattel’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and Mattel’s overall financial condition. The lawsuits allege that the defendants’ conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices.
In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Lombardi v. Sinclair, et al., filed December 21, 2017) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuit. The defendants in the derivative action are the same as those in the class action lawsuit plus Margaret H. Georgiadis, Michael J. Dolan, Trevor A. Edwards, Frances D. Fergusson, Ann Lewnes, Dominic Ng, Vasant M. Prabhu, Dean A. Scarborough, Dirk Van de Put, and Kathy W. Loyd.
The lawsuits seek unspecified compensatory damages, attorneys’ fees, expert fees, costs, and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Note 12—Segment Information
Description of Segments
Mattel, through its subsidiaries, sells a broad variety of toy products which are grouped into four major brand categories:
Mattel Girls & Boys Brands—including Barbie fashion dolls and accessories ("Barbie"), Monster High, DC Super Hero Girls, Enchantimals, and Polly Pocket (collectively "Other Girls"), Hot Wheels and Matchbox vehicles and play sets (collectively "Wheels"), and CARS, DC Comics, WWE Wrestling, Minecraft, Toy Story, and games and puzzles (collectively "Entertainment").
Fisher-Price Brands—including Fisher-Price, Little People, BabyGear, Laugh & Learn, and Imaginext (collectively "Core Fisher-Price"), Thomas & Friends, Shimmer and Shine, and Mickey Mouse Clubhouse (collectively "Fisher-Price Friends"), and Power Wheels.
American Girl Brands—including Truly Me, Girl of the Year, BeForever, Bitty Baby, and WellieWishers. American Girl Brands products are sold directly to consumers via its catalog, website, and proprietary retail stores, as well as sold directly to certain retailers in the U.S. and internationally.
Construction and Arts & Crafts Brands—including MEGA BLOKS and RoseArt.
Mattel’s operating segments are: (i) North America, which consists of the U.S. and Canada, (ii) International, and (iii) American Girl.  Factors considered in determining the operating segments include the nature of business activities, the management structure directly accountable to the Chief Operating Decision Maker ("CODM") for operating and administrative activities, availability of discrete financial information, and strategic priorities within the organizational structure. These factors correspond to the manner in which the CODM reviews and evaluates operating performance to make decisions about resources to be allocated to these operating segments.
The North America and International segments sell products in the Mattel Girls & Boys Brands, Fisher-Price Brands, and Construction and Arts & Crafts Brands categories, although some are developed and adapted for particular international markets.

Segment Data
The following tables present information about revenues, loss/income, depreciation and amortization, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales"). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s CODM uses gross and net sales by segment as metrics to measure segment performance. Such sales adjustments are included in the determination of segment loss/income from operations based on the adjustments recorded in the financial accounting systems. Segment loss/income represents each segment’s operating loss/income, while consolidated operating loss/income represents loss/income from operations before net interest, other non-operating expense/income, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, severance and other termination-related costs, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Revenues by Segment
North America	$2,536,654	$3,036,181	$3,083,873
International	2,503,527	2,447,615	2,603,537
American Girl	473,944	589,918	596,218
Gross sales	5,514,125	6,073,714	6,283,628
Sales adjustments	(632,174)	(617,064)	(581,015)
Net sales	$4,881,951	$5,456,650	$5,702,613

Segment (Loss) Income
North America	$98,510	$564,378	$538,249
International	(5,864)	291,230	321,068
American Girl	(72,968)	106,423	69,899
	19,678	962,031	929,216
Corporate and other expense (a)	(362,501)	(442,798)	(388,294)
Operating (loss) income	(342,823)	519,233	540,922
Interest expense	105,214	95,118	85,270
Interest (income)	(7,777)	(9,144)	(7,230)
Other non-operating expense (income), net	64,727	23,517	(1,033)
(Loss) income before income taxes	$(504,987)	$409,742	$463,915

(a)
Corporate and other expense includes (i) incentive compensation expense of $19.4 million, $16.5 million, and $50.2 million for 2017, 2016, and 2015, respectively, (ii) $65.1 million, $39.9 million, and $72.0 million of charges related to severance and other termination-related costs for 2017, 2016, and 2015, respectively, and (iii) share-based compensation expense of $67.1 million, $53.9 million, and $56.7 million for 2017, 2016, and 2015, respectively.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Depreciation and Amortization by Segment
North America	$118,898	$118,047	$122,757
International	96,623	88,414	90,269
American Girl	22,615	23,023	22,054
	238,136	229,484	235,080
Corporate and other	36,631	32,856	30,347
Depreciation and amortization	$274,767	$262,340	$265,427
Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Assets by Segment
North America	$692,232	$677,203	$764,945
International	829,185	766,584	759,709
American Girl	100,184	154,924	108,414
	1,621,601	1,598,711	1,633,068
Corporate and other	107,713	130,304	99,552
Accounts receivable and inventories, net	$1,729,314	$1,729,015	$1,732,620
Mattel sells a broad variety of toy products, which are grouped into four major categories: Mattel Girls & Boys Brands, Fisher-Price Brands, American Girl Brands, and Construction and Arts & Crafts Brands. The table below presents worldwide revenues by brand category:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Worldwide Revenues by Brand Category
Mattel Girls & Boys Brands	$3,077,716	$3,194,100	$3,464,195
Fisher-Price Brands	1,677,223	1,888,146	1,852,219
American Girl Brands	451,481	570,770	571,957
Construction and Arts & Crafts Brands	269,543	377,570	351,747
Other	38,162	43,128	43,510
Gross sales	5,514,125	6,073,714	6,283,628
Sales adjustments	(632,174)	(617,064)	(581,015)
Net sales	$4,881,951	$5,456,650	$5,702,613

Geographic Information
The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Revenues
North American Region (a)	$3,010,598	$3,626,099	$3,680,091
International Region:
Europe	1,281,672	1,293,302	1,388,753
Latin America	675,286	636,535	711,041
Asia Pacific	546,569	517,778	503,743
Total International Region	2,503,527	2,447,615	2,603,537
Gross sales	5,514,125	6,073,714	6,283,628
Sales adjustments	(632,174)	(617,064)	(581,015)
Net sales	$4,881,951	$5,456,650	$5,702,613

	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Long-Lived Assets
North American Region (b)	$1,543,662	$1,566,621	$1,557,153
International Region	1,506,503	1,478,747	1,466,003
Long-lived assets	$3,050,165	$3,045,368	$3,023,156

(a)	Revenues for the North American Region include revenues attributable to the U.S. of $2.82 billion, $3.39 billion, and $3.46 billion for 2017, 2016, and 2015, respectively.

(b)	Long-lived assets for the North American Region include long-lived assets attributable to the U.S. of $1.49 billion, $1.57 billion, and $1.57 billion for 2017, 2016, and 2015, respectively.
Major Customers
Sales to Mattel’s three largest customers accounted for 37%, 39%, and 37% of worldwide consolidated net sales for 2017, 2016, and 2015, respectively, as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In billions)
Wal-Mart	$1.0	$1.1	$1.0
Toys "R" Us	0.4	0.6	0.6
Target	0.4	0.4	0.5
The North America segment sells products to each of Mattel’s three largest customers. The International segment sells products to Wal-Mart and Toys "R" Us. The American Girl segment sells its children’s publications to each of Mattel's three largest customers.

Note 13—Restructuring Charges
During the third quarter of 2017, Mattel initiated its Structural Simplification Cost Savings program, with plans to target at least $650 million in net cost savings by 2020. The major initiatives of the Structural Simplification Cost Savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
In connection with the Structural Simplification Cost Savings program, Mattel recorded severance and other termination-related charges of $45.1 million within other selling and administrative expenses in the consolidated statements of operations, which is included in corporate and other expense in "Note 12 to the Consolidated Financial Statements—Segment Information." Mattel expects to incur total charges of approximately $160 million during 2018 and 2019 related to the Structural Simplification Cost Savings program.
The following table summarizes Mattel's severance and other termination-related costs activity:

	Liability at December 31, 2016	Charges	Payments/Utilization	Liability at December 31, 2017
	(In thousands)
Severance	$—	$38,362	$(8,568)	$29,794
Other termination costs	—	6,764	(1,370)	5,394
	$—	$45,126	$(9,938)	$35,188
Note 14—Income Taxes
Consolidated pre-tax (loss) income consists of the following:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
U.S. operations	$(273,444)	$9,179	$(3,435)
Foreign operations	(231,543)	400,563	467,350
	$(504,987)	$409,742	$463,915

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Current
Federal	$(3,153)	$(3,041)	$(1,405)
State	1,885	2,455	1,946
Foreign	113,315	91,070	89,825
	112,047	90,484	90,366
Deferred
Federal	418,341	(4,624)	(3,802)
State	38,450	2,623	(2,200)
Foreign	(19,989)	3,237	10,135
	436,802	1,236	4,133
Provision for income taxes	$548,849	$91,720	$94,499
Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, research and development expenses, employee compensation-related expenses, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Tax credit carryforwards	$222,353	$59,426
Allowances and reserves	176,248	204,661
Net operating loss carryforwards	139,544	165,522
Research and development expenses	92,443	193,908
Deferred compensation	49,616	78,245
Postretirement benefits	30,564	47,732
Intangible assets	6,096	9,160
Other	50,554	62,057
Gross deferred income tax assets	767,418	820,711
Intangible assets	(175,921)	(295,968)
Gross deferred income tax liabilities	(175,921)	(295,968)
Deferred income tax asset valuation allowances	(579,245)	(74,125)
Net deferred income tax assets	$12,252	$450,618
Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Other noncurrent assets	$76,750	$508,363
Other noncurrent liabilities	(64,498)	(57,745)
	$12,252	$450,618

As of December 31, 2017, Mattel had federal and foreign loss carryforwards totaling $632.9 million and tax credit carryforwards of $222.4 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In thousands)
2018 – 2022	$39,939	$7,085
Thereafter	317,915	193,867
No expiration date	275,061	21,401
Total	$632,915	$222,353
Mattel regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Mattel considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely-than-not that some or all of the deferred tax assets will not be realized. As a result of evaluating the need for a valuation allowance, Mattel established a valuation allowance on its U.S. federal and state deferred tax assets as of September 30, 2017 in the amount of $561.9 million. As of December 31, 2017, the valuation allowance was reduced to $511.8 million, in large part due to the lowering of the federal corporate income tax rate from 35% to 21% effective January 1, 2018 and other changes in deferred taxes during the fourth quarter of 2017. The amount shown as a U.S. valuation allowance in the effective tax rate table below include certain other impacts on U.S. deferred taxes. The valuation allowance does not impact Mattel's actual ability under applicable tax laws to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments if and when sufficient income is earned prior to the expiration of the deferred tax assets. Mattel will continue to assess the likelihood that the deferred tax assets will be realizable at each period end.
In addition, management determined that a valuation allowance of $67.4 million was required as of December 31, 2017 for those deferred tax assets for which there is not sufficient evidence as to their ultimate utilization, related to certain foreign affiliates. Changes in the valuation allowance for 2017 primarily relate to increases in the valuation allowance related to losses without benefits, offset by decreases in the valuation allowance for certain deferred tax assets and expirations of tax loss and/or tax credit carryforwards. Management believes it is more-likely-than-not (a greater than 50 percent likelihood) that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining net deferred income tax assets of $12.3 million.
Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
(Benefit) provision at U.S. federal statutory rate	$(176,745)	$143,410	$162,370
Increase (decrease) resulting from:
U.S. valuation allowance	554,551	—	—
Foreign earnings taxed at different rates, including withholding taxes	265,112	(51,711)	(56,877)
U.S. Tax Reform	(105,279)	—	—
Foreign losses without income tax benefit	1,475	8,526	5,843
State and local taxes, net of U.S. federal benefit	1,885	3,385	482
Adjustments to previously accrued taxes	5,159	(12,537)	(19,134)
Other	2,691	647	1,815
Provision for income taxes	$548,849	$91,720	$94,499

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
Mattel records a reserve for unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits, and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its reserve for unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments.
A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Unrecognized tax benefits at January 1	$109,347	$118,099	$100,357
Increases for positions taken in current year	4,171	2,925	5,724
Increases for positions taken in a prior year	19,318	921	22,584
Decreases for positions taken in a prior year	(5,637)	(1,706)	(4,242)
Decreases for settlements with taxing authorities	(2,349)	(1,097)	(3,577)
Decreases for lapses in the applicable statute of limitations	(8,780)	(9,795)	(2,747)
Unrecognized tax benefits at December 31	$116,070	$109,347	$118,099
Of the $116.1 million of unrecognized tax benefits as of December 31, 2017, $112.3 million would impact the effective tax rate if recognized, of which approximately $66.8 million would result in an increase in the valuation allowance.
Mattel recognized an increase of interest and penalties of approximately $2 million in 2017, a decrease of $2 million in 2016 and $0 million in 2015, related to unrecognized tax benefits, which are reflected in provision for income taxes in the consolidated statements of operations. As of December 31, 2017, Mattel accrued $18.6 million in interest and penalties related to unrecognized tax benefits. Of this balance, $17.7 million would impact the effective tax rate if recognized. As of December 31, 2016, Mattel accrued $17.1 million in interest and penalties related to unrecognized tax benefits.
In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. In May 2014, the IRS completed its audit of Mattel’s 2010 and 2011 federal income tax returns. Mattel remains subject to IRS examination for the 2014 through 2017 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various of these jurisdictions, including California for the 2008 through 2017 tax years, New York for the 2010 through 2017 tax years, and Wisconsin for the 2008 through 2017 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including Hong Kong for the 2011 through 2017 tax years, Brazil, Mexico and Netherlands for the 2012 through 2017 tax years and Russia for the 2015 through 2017 tax years. Based on the current status of federal, state, local and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $27.6 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

The income tax provision included net tax expense of $454.4 million in 2017, and net tax benefits of $16.8 million and $19.1 million in 2016 and 2015, respectively. The 2017 net tax expense primarily relates to the establishment of a valuation allowance in the third quarter on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of U.S. Tax Reform in the fourth quarter of 2017. The 2016 net tax benefits primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, enacted tax law changes, and the adoption of ASU 2016-09. The 2015 net tax benefits primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.
The cumulative amount of undistributed earnings of foreign subsidiaries that Mattel intends to indefinitely reinvest and upon which no deferred U.S. income taxes have been provided is approximately $7.0 billion as of December 31, 2017. Management periodically reviews the undistributed earnings of its foreign subsidiaries and reassesses the intent to indefinitely reinvest such earnings. It is not practicable for Mattel to determine the deferred tax liability associated with these undistributed earnings due to the availability of foreign tax credits, the complexity of Mattel's international holding company structure, the rules governing the utilization of foreign tax credits, and the interplay between utilization of such foreign tax credits and Mattel’s other significant tax attributes.
On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act (“Tax Act” or "U.S. Tax Reform"), was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing the territorial tax system, and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries.
The changes included in the Tax Act are broad and complex. Furthermore, the Securities Exchange Commission has issued guidance under Staff Accounting Bulletin 118 that allows for companies to provide provisional amounts for certain income tax effects of the Tax Act for which the company can provide a reasonable estimate. The guidance also provides that a company may not have the necessary information available, prepared, or analyzed for certain income tax effects of the Tax Act, in which case the company would not be expected to provide a provisional amount for those specific items. Additionally, the guidance allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.
In line with the above-mentioned guidance, Mattel has made a provisional assessment of the impact of the corporate tax rate change on its results of operations, cash flows and consolidated financial statements. Accordingly, a provisional income tax benefit of $105.3 million has been recorded for the year ended December 31, 2017. Of this amount, approximately $52.3 million relates to the remeasurement of the U.S. net deferred tax liabilities from the 35% to 21% tax rate and $53.0 million relates to the revised deferred tax netting from the third quarter of 2017 to the fourth quarter of 2017. Mattel has not yet determined a reasonable estimate of the impact of the deemed repatriation of accumulated foreign earnings due to the complexities inherent in the existing legal entity structure, history of acquisitions, and the current circumstance of carrying a valuation allowance against Mattel's U.S. deferred tax assets. Additionally, the accumulated foreign earnings charge may result in the utilization and realization of tax credit carryforwards, net operating loss carryforwards and other deferred tax assets that may further result in a change in the valuation allowance recorded on such items. All of the items noted may individually have a material impact on the effect of the toll charge and therefore we cannot make a reasonable estimate at this time. These factors also contribute significant complexity to determining the impact of other aspects of U.S. Tax Reform, including the impact of the Base Erosion Anti-Abuse Tax ("BEAT"), Global Intangible Low-Taxed Income ("GILTI"), and tax elections and methods that could impact the effect of the rate change on its deferred tax balances at the date of enactment of the Tax Act.
The final transition impact of the Tax Act may result in a material increase in taxes payable and tax expense, due to, among other things, changes in interpretations of the Tax Act, legislative action to address questions that arise because of the Tax Act, or changes in accounting standards for income taxes or related interpretations in response to the Tax Act. As Mattel completes its analysis of the accounting for the tax effects of enactment of the Tax Act, it may record additional provisional amounts or adjustments to provisional amounts as discrete items in future periods. The Company expects to complete the accounting for these impacts of the Tax Act in the fourth quarter of 2018 as it completes its analysis and receives additional guidance from the Internal Revenue Service pertaining to the Tax Act.

Note 15—Supplemental Financial Information

	December 31, 2017	December 31, 2016
	(In thousands)
Inventories include the following:
Raw materials and work in process	$101,690	$112,327
Finished goods	499,014	501,471
	$600,704	$613,798
Other noncurrent assets include the following:
Identifiable intangibles (net of amortization of $168.8 million and $153.7 million at December 31, 2017 and 2016, respectively)	$639,203	$201,859
Deferred income taxes	76,750	508,363
Nonamortizable identifiable intangibles	—	458,589
Other	229,008	223,326
	$944,961	$1,392,137
Accrued liabilities include the following:
Advertising and promotion	$165,572	$85,116
Royalties	111,669	107,077
Taxes other than income taxes	74,626	67,555
Incentive compensation	20,218	18,830
Other	420,054	350,248
	$792,139	$628,826
Other noncurrent liabilities include the following:
Benefit plan liabilities	$168,539	$192,466
Noncurrent tax liabilities	124,330	96,871
Other	191,257	156,831
	$484,126	$446,168

	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In thousands)
Currency transaction losses included in:
Operating (loss) income	$(29,678)	$(164,042)	$(25,715)
Other non-operating (expense) income, net	(6,525)	(27,290)	(8,291)
Net transaction losses	$(36,203)	$(191,332)	$(34,006)
Other selling and administrative expenses include the following:
Design and development	$225,245	$215,304	$217,816
Identifiable intangible asset amortization	23,273	22,215	27,923
Bad debt expense	17,568	9,165	5,813

Note 16—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2017
Net sales	$735,618	$974,477	$1,560,983	$1,610,873
Gross profit	278,778	399,765	647,149	495,137
Advertising and promotion expenses	73,562	95,499	179,691	293,534
Other selling and administrative expenses	332,244	352,943	381,756	454,423
Operating (loss) income	(127,028)	(48,677)	85,702	(252,820)
(Loss) income before income taxes	(145,671)	(73,743)	61,263	(346,836)
Net loss (a)	(113,231)	(56,075)	(603,247)	(281,283)
Net loss per common share—basic	$(0.33)	$(0.16)	$(1.75)	$(0.82)
Weighted average number of common shares	342,914	343,116	343,870	344,294
Net loss per common share—diluted	$(0.33)	$(0.16)	$(1.75)	$(0.82)
Weighted average number of common and potential common shares	342,914	343,116	343,870	344,294
Dividends declared per common share	$0.38	$0.38	$0.15	$—
Common stock market price:
High	$31.56	$25.73	$21.63	$18.81
Low	24.96	20.01	14.52	13.04
Year Ended December 31, 2016
Net sales	$869,399	$957,276	$1,795,575	$1,834,400
Gross profit	388,671	433,567	870,765	861,388
Advertising and promotion expenses	86,943	94,771	202,900	250,333
Other selling and administrative expenses	350,874	350,456	350,469	348,412
Operating (loss) income	(49,146)	(11,660)	317,396	262,643
(Loss) income before income taxes	(93,479)	(29,752)	294,028	238,945
Net (loss) income (a)	(72,959)	(19,114)	236,250	173,845
Net (loss) income per common share—basic	$(0.21)	$(0.06)	$0.69	$0.51
Weighted average number of common shares	340,369	340,926	341,961	342,653
Net (loss) income per common share—diluted	$(0.21)	$(0.06)	$0.68	$0.50
Weighted average number of common and potential common shares	340,369	340,926	344,226	344,996
Dividends declared per common share	$0.38	$0.38	$0.38	$0.38
Common stock market price:
High	$33.62	$34.26	$34.12	$33.09
Low	24.87	28.89	30.28	27.55

(a)
Net losses in the first and second quarters of 2017 included net discrete tax expense of $0.5 million and net discrete tax benefits of $3.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net loss in the third quarter of 2017 included net discrete tax expense of $561.9 million, primarily related to the establishment of a valuation allowance. Net loss in the fourth quarter of 2017 included a net discrete tax benefit of $104.4 million primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net loss for the first and second quarters of 2016 included net discrete tax expense of $0.2 million and net discrete tax benefits of $4.0 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net income for the third and fourth quarters of 2016 included net discrete tax benefits of $9.0 million and $4.0 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes and the adoption of a new accounting pronouncement.

Note 17—Subsequent Event
On February 13, 2018, the Los Angeles County Superior Court granted Mattel’s summary judgment motion on the grounds that the complaint filed by MGA in January 2014 is barred by the statute of limitations. Consistent with this ruling, Mattel anticipates that the Court will enter a final judgment for Mattel.  MGA can seek to appeal such a judgment to the California Court of Appeal. In light of the Court’s summary judgment ruling in favor of Mattel, however, Mattel does not presently believe that damages in any amount are reasonably possible. Accordingly, no liability has been accrued to date. For additional information, see "Note 11 to the Consolidated Financial Statements—Commitments and Contingencies."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Margaret H. Georgiadis, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2017.
Management’s Report on Internal Control Over Financial Reporting
The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Management’s Report on Internal Control Over Financial Reporting, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Report of Independent Registered Public Accounting Firm
The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Item 8 "Financial Statements and Supplementary Data" of this report.
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
The information required under this Item is incorporated herein by reference to sections entitled "Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board General Information—Board Committees—Audit Committee"; "Executive Officers and Executive Compensation—Executive Officers"; and "Stock Ownership and Reporting —Section 16(a) Beneficial Ownership Reporting Compliance" in the Mattel 2018 Proxy Statement to be filed with the SEC within 120 days after December 31, 2017 (the "Proxy Statement").
Mattel has adopted the Mattel Code of Conduct (the "Code of Conduct"), which satisfies the listing rules of the Nasdaq Stock Market LLC ("Nasdaq") regarding "code of conduct" and satisfies the SEC rules regarding disclosure of a "code of ethics" for the Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, CA 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated "code of ethics" that applies to the Chief Executive Officer, Chief Financial Officer or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.
Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer as Exhibit 31.0 and Exhibit 31.1 hereto, respectively.

Item 11.	Executive Compensation.
The information required under this Item is incorporated herein by reference to sections entitled "Executive Officers and Executive Compensation" and "Corporate Governance at Mattel—Board General Information—Board Committees—Compensation Committee" in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this Item is incorporated herein by reference to the section entitled "Stock Ownership and Reporting" in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required under this Item is incorporated herein by reference to sections entitled "Audit and Related Party Matters—Certain Transactions with Related Persons" and "Corporate Governance at Mattel—Corporate Governance Standards and Practices—Board Independence Determination" in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required under this Item is incorporated herein by reference to the section entitled "Audit and Related Party Matters—Fees Incurred for Services by PricewaterhouseCoopers LLP" in the Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 "Financial Statements and Supplementary Data."
 2.     Financial Statement Schedule for the Years Ended December 31, 2017, 2016 and 2015
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."
3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	January 30, 2017
4.0	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.1	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.2	Indenture, dated as of December 20, 2017, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee.	8-K	00105647	4.1	December 21, 2017
4.3	Form of 4.350% Notes due 2020	8-K	001-05647	4.1	September 28, 2010
4.4	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.5	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.6	Form of 1.700% Notes due 2018	8-K	001-05647	4.1	March 7, 2013
4.7	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013
4.8	Form of 2.350% Notes due 2019	8-K	001-05647	4.1	May 6, 2014
4.9	Form of 2.350% Notes due 2021	8-K	001-05647	4.1	August 5, 2016
4.10	Form of 6.750% Senior Notes due 2025	8-K	001-05647	4.1	December 21, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.0	Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	June 9, 2015
10.1	Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	June 16, 2017
10.2	Amendment No. 2 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Corporate Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	September 21, 2017
10.3
Syndicated Facility Agreement, dated as of December 20, 2017, by and among the Borrower, as U.S. Revolving Borrower, the other borrowers party thereto, the guarantors party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and Citibank, N.A. and Wells Fargo Bank, N.A., as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents, HSBC Bank USA, National Association, Mizuho Bank, Ltd., MUFG Union Bank, N.A. and Royal Bank of Canada, as Joint Lead Arrangers, Joint Bookrunners and Co-Documentation Agents, and the other financial institutions party thereto
		8-K	001-05647	10.1	December 21, 2017
10.4+	Letter Agreement between Mattel, Inc. and Peter D. Gibbons, dated March 28, 2013, regarding an offer of employment for the position of EVP, Global Operations	10-Q	001-05647	10.2	April 22, 2013
10.5+	Letter Agreement between Mattel, Inc. and Richard Dickson dated May 16, 2014 regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.6+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated February 19, 2015, regarding an offer of employment for the position of Interim Chief Executive Officer	10-Q	001-05647	10.3	April 28, 2015
10.7+	Letter Agreement between Mattel, Inc. and Bryan G. Stockton, dated March 3, 2015, regarding Mr. Stockton's separation from Mattel	10-Q	001-05647	10.2	April 28, 2015
10.8+	Consulting Agreement, by and between Mattel, Inc. and Bryan G. Stockton, dated March 10, 2015	8-K	001-05647	10.1	March 16, 2015
10.9+	Letter Agreement between Mattel, Inc. and Joseph B. Johnson, dated March 11, 2015, regarding an offer of employment for the position of SVP and Corporate Controller	8-K	001-05647	10.1	May 4, 2015
10.10+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated April 15, 2015, regarding an offer of employment for the position of Chief Executive Officer	10-Q	001-05647	10.4	July 28, 2015
10.11+	Letter Agreement between Mattel, Inc. and Geoffrey H. Walker, dated June 29, 2015, regarding Mr. Walker's promotion to EVP, Commercial - North America	10-Q	001-05647	10.2	October 27, 2015
10.12+	Letter Agreement between Mattel, Inc. and Juliana Chugg, dated August 25, 2015, regarding an offer of employment for the position of EVP & Chief Brands Officer - Core Brands	10-K	001-05647	10.12	February 23, 2017
10.13+	Letter Agreement between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	January 17, 2017
10.14+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017	8-K	001-05647	10.2	January 17, 2017
10.15+	Letter Agreement between Mattel, Inc. and Kevin M. Farr, dated August 16, 2017, regarding his separation from Mattel	8-K	001-05647	10.1	August 18, 2017
10.16+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017, regarding an offer of employment for the position of Chief Financial Officer	8-K	001-05647	10.1	October 3, 2017
10.17+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017	8-K	001-05647	10.2	October 3, 2017
10.18+*	Letter Agreement between Mattel, Inc. and Amanda Thompson, dated August 23, 2017, regarding an offer of employment for the position of EVP and Chief People Officer
10.19+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.20+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.21+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.22+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.23+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.24+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.25+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.26+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.27+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009
10.28+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-Q	001-05647	10.5	October 24, 2013
10.29+	Mattel, Inc. Executive Severance Plan (effective June 30, 2009) (the "Executive Severance Plan")	8-K	001-05647	10.4	July 2, 2009
10.30+	Amendment No. 1 to the Executive Severance Plan	10-Q	001-05647	10.6	October 24, 2013
10.31+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014) (the "Executive Severance Plan B" and collectively with the Executive Severance Plan, the "Executive Severance Plans")	8-K	001-05647	10.1	July 21, 2014
10.32+	The Mattel Cash Balance Excess Benefit Plan (as amended and restated, effective July 1, 2012)	10-K	001-05647	10.10	February 26, 2013
10.33+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan	10-Q	001-05647	10.7	October 24, 2013
10.34+	Mattel, Inc. Personal Investment Plan (amended and restated as of January 1, 2013) (the "PIP")	10-K	001-05647	10.11	February 26, 2013
10.35+	Amendment One to the PIP	10-K	001-05647	10.21	February 26, 2014
10.36+	Amendment Two to the PIP	10-K	001-05647	10.22	February 25, 2015
10.37+	Amendment Three to the PIP	10-K	001-05647	10.23	February 25, 2015
10.38+	Amendment Four and Merger Agreement for the PIP and the MEGA Brands America, Inc. 401(k) Savings Plan	10-K	001-05647	10.24	February 25, 2015
10.39+	Amendment Five to the PIP	10-Q	001-05647	10.6	July 28, 2015
10.40+	Amendment Six to the PIP	10-K	001-05647	10.35	February 23, 2017
10.41+	Mattel, Inc. 2005 Equity Compensation Plan (the "2005 Plan")	DEF 14A	001-05647	Appendix C	April 13, 2005
10.42+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009
10.43+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009
10.44+	Amendment No. 3 to the 2005 Plan	10-Q	001-05647	10.8	October 24, 2013
10.45+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	DEF 14A	001-05647	Appendix A	March 30, 2010
10.46+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013
10.47+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.48+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.49+	Form of Notice of Grant and Grant Agreement for grants of RSUs to employees under the 2010 Plan	10-Q	001-05647	10.2	October 27, 2010
10.50+	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based RSUs ("Performance Units") under the 2010 Plan to certain Executive Officers with employment agreements and participants in the Executive Severance Plan	10-Q	001-05647	10.1	April 27, 2011
10.51+	Form of Grant Agreement for grants of Performance Units to senior executives under the 2010 Plan	10-Q	001-05647	10.2	April 27, 2011
10.52+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to certain Executive Officers with employment agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010
10.53+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010
10.54+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.4	October 27, 2015
10.55+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.5	October 27, 2015
10.56+	Form of Grant Agreement for grants of RSUs to employees under the Amended 2010 Plan	10-Q	001-05647	10.6	October 27, 2015
10.57+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	October 27, 2015
10.58+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	October 27, 2015
10.59+	Form of Grant Agreement for grants of NQSOs to employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.60+	Form of Grant Agreement for grants of Performance Units to participants in the Executive Severance Plans under the Amended 2010 Plan	10-Q	001-05647	10.1	April 28, 2016
10.61+	Form of Grant Agreement for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.2	April 28, 2016
10.62+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.63+	Notice of Grant and Grant Agreement for February 8, 2017 make-whole grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.64	February 23, 2017
10.64+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.65	February 23, 2017
10.65+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of NQSOs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.66	February 23, 2017

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.66+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.6	April 27, 2017
10.67+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	April 27, 2017
10.68+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	April 27, 2017
10.69+	Grant Agreement for March 20, 2017 grant of Performance Units to Christopher A. Sinclair under the Amended 2010 Plan	10-Q	001-05647	10.9	April 27, 2017
10.70+	Grant Agreement for March 20, 2017 grant of Performance Units to Margaret H. Georgiadis under the Amended 2010 Plan	10-Q	001-05647	10.10	April 27, 2017
12.0*	Computation of Earnings to Fixed Charges
21.0*	Subsidiaries of the Registrant as of December 31, 2017
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (on page 118 of Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 27, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 27, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 27, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 +     Management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

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

Item 16.	Form 10-K Summary.
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant
By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer
Date: February 27, 2018

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

Signature	Title	Date

/S/ MARGARET H. GEORGIADIS	Chief Executive Officer and Director (principal executive officer)	February 27, 2018
Margaret H. Georgiadis

/S/ JOSEPH J. EUTENEUER	Chief Financial Officer (principal financial officer)	February 27, 2018
Joseph J. Euteneuer

/S/ JOSEPH B. JOHNSON	Senior Vice President and Corporate Controller (principal accounting officer)	February 27, 2018
Joseph B. Johnson

/S/ CHRISTOPHER A. SINCLAIR	Executive Chairman of the Board	February 27, 2018
Christopher A. Sinclair

/S/ MICHAEL J. DOLAN	Director	February 27, 2018
Michael J. Dolan

/S/ TREVOR A. EDWARDS	Director	February 27, 2018
Trevor A. Edwards

/S/ DR. FRANCES D. FERGUSSON	Director	February 27, 2018
Dr. Frances D. Fergusson

/s/ YNON KREIZ	Director	February 27, 2018
Ynon Kreiz

/S/ ANN LEWNES	Director	February 27, 2018
Ann Lewnes

/S/ DOMINIC NG	Director	February 27, 2018
Dominic Ng

/S/ VASANT M. PRABHU	Director	February 27, 2018
Vasant M. Prabhu

/S/ DEAN A. SCARBOROUGH	Director	February 27, 2018
Dean A. Scarborough

/S/ KATHY WHITE LOYD	Director	February 27, 2018
Kathy White Loyd

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year Ended December 31, 2017	$21,376	$17,568		$(13,566)	(a)	$25,378
Year Ended December 31, 2016	$24,370	$9,165		$(12,159)	(a)	$21,376
Year Ended December 31, 2015	$26,283	$5,813		$(7,726)	(a)	$24,370
Allowance for Obsolescence:
Year Ended December 31, 2017	$36,776	$127,592		$(45,922)	(b)	$118,446
Year Ended December 31, 2016	$45,715	$31,455		$(40,394)	(b)	$36,776
Year Ended December 31, 2015	$46,899	$33,305		$(34,489)	(b)	$45,715
Income Tax Valuation Allowances:
Year Ended December 31, 2017	$74,125	$512,969	(d)	$(7,849)	(c)	$579,245
Year Ended December 31, 2016	$77,334	$15,772		$(18,981)	(c)	$74,125
Year Ended December 31, 2015	$133,297	$8,161		$(64,124)	(c)	$77,334

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b)	Primarily relates to the disposal of related inventory and raw materials and currency translation adjustments.

(c)	Primarily represents projected utilization and write-offs of loss carryforwards and certain deferred tax assets for
2017; projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2016; and projected utilization and write-offs of loss carryforwards for 2015.

(d)
Primarily represents increases related to losses without benefit and the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of U.S. Tax Reform in the fourth quarter of 2017.