Form 10-Q
period 2018-03-31
MATTEL INC /DE/
filed 2018-04-26
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 13, 2018:
344,016,678 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (ii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (vii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, including the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Toys "R" Us, Inc. or other of Mattel’s significant retailers, or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets in which Mattel operates, including, without limitation, with respect to taxes, tariffs or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings, (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel, (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms (xix) the impact of litigation or arbitration decisions or settlement actions; and (xx) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors" in Mattel’s 2017 Annual Report on Form 10-K. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017	December 31, 2017
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$526,724	$381,887	$1,079,221
Accounts receivable, net	676,119	806,800	1,128,610
Inventories	677,732	769,799	600,704
Prepaid expenses and other current assets	341,095	362,879	303,053
Total current assets	2,221,670	2,321,365	3,111,588
Noncurrent Assets
Property, plant, and equipment, net	756,684	783,469	785,285
Goodwill	1,397,217	1,389,920	1,396,669
Other noncurrent assets	928,519	1,426,175	944,961
Total Assets	$5,304,090	$5,920,929	$6,238,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$180,000	$—
Current portion of long-term debt	—	250,000	250,000
Accounts payable	398,360	481,412	572,166
Accrued liabilities	578,909	450,316	792,139
Income taxes payable	9,910	9,316	9,498
Total current liabilities	987,179	1,371,044	1,623,803
Noncurrent Liabilities
Long-term debt	2,871,771	1,884,982	2,873,119
Other noncurrent liabilities	462,674	448,962	484,126
Total noncurrent liabilities	3,334,445	2,333,944	3,357,245
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,817,139	1,798,726	1,808,391
Treasury stock at cost: 97.4 million shares, 98.8 million shares, and 97.6 million shares, respectively	(2,385,850)	(2,422,197)	(2,389,877)
Retained earnings	1,848,957	3,301,875	2,179,358
Accumulated other comprehensive loss	(739,149)	(903,832)	(781,786)
Total stockholders’ equity	982,466	2,215,941	1,257,455
Total Liabilities and Stockholders’ Equity	$5,304,090	$5,920,929	$6,238,503
The accompanying notes are an integral part of these financial statements

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited; in thousands, except per share amounts)
Net Sales	$708,372	$735,618
Cost of sales	489,499	456,840
Gross Profit	218,873	278,778
Advertising and promotion expenses	70,837	73,562
Other selling and administrative expenses	424,617	330,829
Operating Loss	(276,581)	(125,613)
Interest expense	41,079	22,030
Interest (income)	(3,147)	(2,466)
Other non-operating (income) expense, net	(608)	494
Loss Before Income Taxes	(313,905)	(145,671)
Benefit from income taxes	(2,652)	(32,440)
Net Loss	$(311,253)	$(113,231)
Net Loss Per Common Share—Basic	$(0.90)	$(0.33)
Weighted average number of common shares	344,434	342,914
Net Loss Per Common Share—Diluted	$(0.90)	$(0.33)
Weighted average number of common and potential common shares	344,434	342,914
Dividends Declared Per Common Share	$—	$0.38
The accompanying notes are an integral part of these financial statements

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited; in thousands)
Net Loss	$(311,253)	$(113,231)
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	41,989	54,269
Defined benefit pension plan adjustments	1,616	1,055
Net unrealized losses on available-for-sale security	(80)	(1,314)
Net unrealized losses on derivative instruments:
Unrealized holding losses	(5,319)	(12,584)
Reclassification adjustment for realized losses (gains) included in net loss	4,431	(2,229)
	(888)	(14,813)
Other Comprehensive Income (Loss), Net of Tax	42,637	39,197
Comprehensive Loss	$(268,616)	$(74,034)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(311,253)	$(113,231)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	58,539	59,312
Amortization	10,198	5,239
Asset impairments	4,737	—
Deferred income taxes	(1,026)	(45,434)
Share-based compensation	14,423	12,671
Bad debt expense	58,837	5,790
Inventory obsolescence	19,949	14,259
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	402,927	318,020
Inventories	(100,347)	(160,262)
Prepaid expenses and other current assets	(40,052)	(24,980)
Accounts payable, accrued liabilities, and income taxes payable	(367,298)	(363,469)
Other, net	(23,366)	(17,956)
Net cash flows used for operating activities	(273,732)	(310,041)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(21,013)	(29,286)
Purchases of other property, plant, and equipment	(26,424)	(41,046)
Proceeds from foreign currency forward exchange contracts	23,250	25,928
Other, net	(6,675)	(291)
Net cash flows used for investing activities	(30,862)	(44,695)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(192,168)
Proceeds from short-term borrowings, net	—	180,000
Payments of long-term borrowings	(250,000)	—
Payments of dividends on common stock	—	(130,129)
Proceeds from exercise of stock options	—	1,415
Other, net	(1,516)	(1,764)
Net cash flows used for financing activities	(251,516)	(142,646)
Effect of Currency Exchange Rate Changes on Cash	3,613	9,738
Decrease in Cash and Equivalents	(552,497)	(487,644)
Cash and Equivalents at Beginning of Period	1,079,221	869,531
Cash and Equivalents at End of Period	$526,724	$381,887
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair presentation of the financial position and interim results of Mattel, Inc. and its subsidiaries ("Mattel") as of and for the periods presented have been included. As Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. Prior period amounts have been reclassified to conform to the current year presentation, as further discussed in "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" and "Note 23 to the Consolidated Financial Statements—Segment Information."
The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all the annual disclosures required by GAAP.
The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2017 Annual Report on Form 10-K.

2.	Accounts Receivable
Accounts receivable are net of allowances for doubtful accounts of $24.9 million, $23.3 million, and $25.4 million as of March 31, 2018, March 31, 2017, and December 31, 2017, respectively. As a result of the Toys "R" Us liquidation, Mattel reversed net sales which occurred during the first quarter of 2018 and related accounts receivable of approximately $30 million. Further, Mattel recorded bad debt expense of approximately $57 million related to outstanding Toys "R" Us receivables as of December 31, 2017.

3.	Inventories
Inventories include the following:

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
Raw materials and work in process	$119,704	$121,746	$101,690
Finished goods	558,028	648,053	499,014
	$677,732	$769,799	$600,704

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
Land	$25,197	$25,186	$25,114
Buildings	298,780	285,051	303,495
Machinery and equipment	896,388	850,723	902,861
Software	387,551	364,495	384,568
Tools, dies, and molds	877,181	880,171	887,442
Capital leases	23,927	23,970	24,279
Leasehold improvements	245,299	270,659	213,238
	2,754,323	2,700,255	2,740,997
Less: accumulated depreciation	(1,997,639)	(1,916,786)	(1,955,712)
	$756,684	$783,469	$785,285

5.	Goodwill
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
The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2018 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments. In the first quarter of 2018, Mattel sold certain assets related to its Corolle business and wrote off approximately $4 million of goodwill.

	December 31, 2017	Dispositions	Currency Exchange Rate Impact	March 31, 2018
	(In thousands)
North America	$733,034	$—	$1,194	$734,228
International	452,152	—	3,266	455,418
American Girl	211,483	(4,018)	106	207,571
	$1,396,669	$(4,018)	$4,566	$1,397,217

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
Identifiable intangibles (net of amortization of $179.0 million, $157.9 million, and $168.8 million, respectively)	$635,143	$198,156	$639,203
Deferred income taxes	78,922	554,056	76,750
Nonamortizable identifiable intangibles	—	461,179	—
Other	214,454	212,784	229,008
	$928,519	$1,426,175	$944,961

Mattel tests nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying values may exceed the fair values. During the third quarter of 2017, Mattel discontinued the use of a trademark. In the fourth quarter of 2017, Mattel concluded that a triggering event had occurred related to its remaining nonamortizable intangible asset and determined that it was not impaired, but that the intangible asset was no longer nonamortizable.
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets were not impaired during the three months ended March 31, 2018.
During the third quarter of 2017, Mattel established a valuation allowance on certain deferred tax assets, the benefits of which Mattel believes will likely not be realized. Refer to Part II, Item 8 "Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Income Taxes" in its 2017 Annual Report on Form 10-K for additional information.

7.	Accrued Liabilities
Accrued liabilities include the following:

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
Advertising and promotion	$72,179	$31,325	$165,572
Royalties	46,698	46,973	111,669
Taxes other than income taxes	28,281	30,209	74,626
Other	431,751	341,809	440,272
	$578,909	$450,316	$792,139

8.	Seasonal Financing
On December 20, 2017, Mattel, Inc. and certain of its domestic subsidiaries (“U.S. Borrowers”) and a Canadian subsidiary (“Canadian Borrower”) entered into a syndicated facility agreement (the “Credit Agreement”), as borrowers thereunder, with Bank of America, N.A., as global administrative agent, collateral agent, Australian security trustee, and lender, and the other lenders and financial institutions party thereto, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the “senior secured revolving credit facilities”), consisting of an asset based lending facility, subject to borrowing base capacity, and a revolving credit facility secured by certain fixed assets and intellectual property of the U.S. Borrowers and certain equity interests in various subsidiaries of Mattel, subject to borrowing base capacity (the “Fixed Asset & IP Facility”). The senior secured revolving credit facilities will mature on December 20, 2020.
On March 28, 2018 and March 29, 2018, Mattel, Inc. and certain of its subsidiaries entered into various foreign joinder agreements to the Credit Agreement. The foreign joinder agreements join the relevant foreign borrowers and foreign lenders to the Credit Agreement, as contemplated therein, making portions of the senior secured revolving credit facilities available to other subsidiaries of Mattel, Inc. such that, together with the initial entry into the Credit Agreement, the senior secured revolving credit facilities are available to certain subsidiaries of Mattel, Inc., in their capacity as borrowers, located in the following jurisdictions: (i) the United States (the “U.S. Borrowers”), (ii) Canada (the “Canadian Borrower”), (iii) Germany, the Netherlands and the United Kingdom (the “European (GNU) Borrowers”), (iv) Spain (the “Spanish Borrower”), (v) France (the “French Borrower”), and (vi) Australia (the “Australian Borrower”), in each case through subfacilities in each such jurisdiction (each, a “Subfacility”). Through the initial Credit Agreement and the foreign joinder agreements, certain additional domestic and foreign subsidiaries of Mattel, Inc. are also parties to the Credit Agreement as guarantors of various obligations of the borrowers under the Credit Agreement as further described below.
Borrowings under the senior secured revolving credit facilities will (i) be limited by jurisdiction-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, eligible inventory and certain fixed assets and intellectual property, as applicable, minus the amount of any applicable reserves, and (ii) bear interest at a floating rate, which can be either, at the Borrower’s option, (a) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 3.00% per annum or (b) an alternate base rate plus an applicable margin ranging from 0.25% to 2.00% per annum, in each case, such applicable margins to be determined based on the Borrower’s average borrowing availability remaining under the senior secured revolving credit facilities.

In addition to paying interest on the outstanding principal under the senior secured revolving credit facilities, Mattel, Inc. is required to pay (i) an unused line fee per annum of the average daily unused portion of the senior secured revolving credit facilities; (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit; and (iii) certain other customary fees and expenses of the lenders and agents.
The U.S. Borrowers, as well as certain Mattel U.S. subsidiaries that are guarantors (the “U.S. Guarantors”), are guaranteeing the obligations of all Borrowers under the senior secured revolving credit facilities. Additionally, the obligations of the Canadian Borrower, the French Borrower, the Spanish Borrower, the European (GNU) Borrowers and the Australian Borrower (collectively, the “Foreign Borrowers”), are each guaranteed by the obligations of the other Foreign Borrowers, as well as additional foreign subsidiaries of Mattel, Inc. that are guarantors (the “Foreign Guarantors”).
The U.S. Subfacility is secured by liens on substantially all of the U.S. Borrowers’ and the U.S. Guarantors’ accounts receivable and inventory (the “U.S. Current Assets Collateral”). The Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility and the Australian Subfacility are, each secured by a first priority lien on (i) the accounts receivable and inventory of the applicable Foreign Borrower(s) and Foreign Guarantors under such facility, and (ii) the U.S. Current Assets Collateral. The Fixed Asset & IP Facility is secured by a first priority lien on certain owned real property in the U.S., certain U.S. trademarks and patents and 100% of the equity interests in the U.S. Borrowers (aside from Mattel) and U.S. Guarantors, as well as 65% of the voting equity interests and 100% of the non-voting equity interests in Mattel Holdings Limited. The Fixed Asset & IP Facility is also secured by 65% of the voting equity interests of such additional Foreign Borrowers and Foreign Guarantors that are directly owned by a U.S. Borrower or U.S. Guarantor.
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
The Credit Agreement requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter when excess availability under the senior secured revolving credit facilities is less than the greater of (x) $100 million and (y) 10% of the aggregate amount available thereunder (the "Availability Threshold") and on the last day of each subsequent fiscal quarter ending thereafter until no event of default exists and excess availability is greater than the Availability Threshold for at least 30 consecutive days.
As Mattel had no borrowings to-date under the senior secured revolving credit facilities, the fixed charge coverage ratio covenant was not in effect as of March 31, 2018. As of March 31, 2018, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt
Long-term debt includes the following:

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2018 and March 2023	250,000	500,000	500,000
2014 Senior Notes due May 2019	500,000	500,000	500,000
2016 Senior Notes due August 2021	350,000	350,000	350,000
2017 Senior Notes due December 2025	1,000,000	—	1,000,000
Debt issuance costs and debt discount	(28,229)	(15,018)	(26,881)
	2,871,771	2,134,982	3,123,119
Less: current portion	—	(250,000)	(250,000)
Total long-term debt	$2,871,771	$1,884,982	$2,873,119

In December 2017, Mattel issued $1.00 billion aggregate principal amount of 6.75% senior unsecured notes due December 31, 2025 ("2017 Senior Notes"). The 2017 Senior Notes were issued pursuant to an indenture, dated December 20, 2017, among Mattel, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee (the "Indenture"). Interest on the 2017 Senior Notes is payable semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2018. Mattel may redeem all or part of the 2017 Senior Notes at any time, or from time to time prior to December 31, 2020, at its option, at a redemption price equal to 100% of the principal amount, plus a "make whole" premium, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date. Mattel may also redeem up to 40% of the principal amount of the 2017 Senior Notes at any time, or from time to time prior to December 31, 2020, at its option, at a redemption price equal to 106.75% of the principal amount, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date, with the net cash proceeds of sales of one or more equity offerings by Mattel, or any direct or indirect parent of Mattel. Mattel may redeem all or part of the 2017 Senior Notes at any time, or from time to time on or after December 31, 2020, at its option, at a redemption price including a call premium that varies from 0% to 5.063%, depending on the year of redemption, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date.
In March 2018, Mattel repaid $250.0 million of its 2013 Senior Notes in connection with its scheduled maturity.

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
Benefit plan liabilities	$186,114	$179,720	$168,539
Noncurrent tax liabilities	127,912	98,208	124,330
Other	148,648	171,034	191,257
	$462,674	$448,962	$484,126

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive (loss) income before reclassifications	(5,319)	(80)	(208)	41,989	36,382
Amounts reclassified from accumulated other comprehensive income (loss)	4,431	—	1,824	—	6,255
Net (decrease) increase in other comprehensive income	(888)	(80)	1,616	41,989	42,637
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2018	$(21,986)	$(2,879)	$(141,597)	$(572,687)	$(739,149)

	For the Three Months Ended March 31, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(12,584)	(1,314)	(100)	54,269	40,271
Amounts reclassified from accumulated other comprehensive income (loss)	(2,229)	—	1,155	—	(1,074)
Net (decrease) increase in other comprehensive income	(14,813)	(1,314)	1,055	54,269	39,197
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2017	$2,656	$1,835	$(156,649)	$(751,674)	$(903,832)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2018	March 31, 2017	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(4,383)	$2,207	Cost of sales
Tax effect of net (loss) gain	(48)	22	Benefit from income taxes
	$(4,431)	$2,229	Net loss
Defined Benefit Pension Plans
Amortization of prior service credit (cost)	$501	$(8)	(a)
Recognized actuarial loss	(2,317)	(1,857)	(a)
Settlement loss	(42)	—	Other non-operating income/expense
	(1,858)	(1,865)
Tax effect of net (loss) gain	34	710	Benefit from income taxes
	$(1,824)	$(1,155)	Net loss

__________________________________________

(a)
The amortization of prior service credit (cost) and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the US dollar. The translation of its net investments in subsidiaries with non-US dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net gain of $42.0 million for the three months ended March 31, 2018, primarily due to the strengthening of the Euro, British pound sterling, and Mexican peso against the US dollar. Currency translation adjustments resulted in a net gain of $54.3 million for the three months ended March 31, 2017, primarily due to the strengthening of the Mexican peso and Euro against the US dollar.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive (loss) income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2018, March 31, 2017, and December 31, 2017, Mattel held foreign currency forward exchange contracts with notional amounts of $1.10 billion, $1.48 billion, and $987.7 million, respectively.
The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2018	March 31, 2017	December 31, 2017
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,787	$12,198	$2,175
Foreign currency forward exchange contracts	Other noncurrent assets	390	2,683	115
Total derivatives designated as hedging instruments		$2,177	$14,881	$2,290
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,424	$2,303	$5,514
Total		$3,601	$17,184	$7,804

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2018	March 31, 2017	December 31, 2017
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$17,456	$7,808	$15,970
Foreign currency forward exchange contracts	Other noncurrent liabilities	1,419	706	3,159
Total derivatives designated as hedging instruments		$18,875	$8,514	$19,129
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$4,663	$6,671	$191
Total		$23,538	$15,185	$19,320

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2018		March 31, 2017		Statements of Operations Classification
	Amount of (Loss) Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of (Loss) Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$(5,319)	$(4,431)	$(12,584)	$2,229	Cost of sales
The net loss of $4.4 million and net gain of $2.2 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$14,688	$25,569	Other non-operating income/expense
Foreign currency forward exchange contracts	—	386	Cost of sales
Total	$14,688	$25,955

The net gains of $14.7 million and $26.0 million recognized in the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,601	$—	$3,601
Available-for-sale security (b)	8,911	—	—	8,911
Total assets	$8,911	$3,601	$—	$12,512
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$23,538	$—	$23,538

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$17,184	$—	$17,184
Available-for-sale security (b)	13,624	—	—	13,624
Total assets	$13,624	$17,184	$—	$30,808
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$15,185	$—	$15,185

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,804	$—	$7,804
Available-for-sale security (b)	8,991	—	—	8,991
Total assets	$8,991	$7,804	$—	$16,795
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$19,320	$—	$19,320
 ____________________________________________

(a)
The fair value of the foreign currency forward exchange contracts are based on dealer quotes of market forward rates and reflect the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

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
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.68 billion (compared to a carrying value of $2.90 billion) as of March 31, 2018, $2.19 billion (compared to a carrying value of $2.15 billion) as of March 31, 2017, and $3.01 billion (compared to a carrying value of $3.15 billion) as of December 31, 2017. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.	Earnings Per Share
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Certain of Mattel’s restricted stock units ("RSUs") are considered participating securities because they contain nonforfeitable rights to dividend equivalents.
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
The following table reconciles earnings per common share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands, except per share amounts)
Basic:
Net loss	$(311,253)	$(113,231)
Less: net loss allocable to participating RSUs (a)	—	—
Net loss available for basic common shares	$(311,253)	$(113,231)
Weighted average common shares outstanding	344,434	342,914
Basic net loss per common share	$(0.90)	$(0.33)
Diluted:
Net loss	$(311,253)	$(113,231)
Less: net loss allocable to participating RSUs (a)	—	—
Net loss available for diluted common shares	$(311,253)	$(113,231)
Weighted average common shares outstanding	344,434	342,914
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs	—	—
Weighted average number of common and potential common shares	344,434	342,914
Diluted net loss per common share	$(0.90)	$(0.33)
 _______________________________________

(a)	During the three months ended March 31, 2018 and 2017, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses.
Mattel was in a net loss position during the three months ended March 31, 2018 and 2017, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

15.	Revenues
Effective January 1, 2018, Mattel adopted ASU 2014-09 and its related amendments (collectively, the "new revenue standards") using the modified retrospective transition method, which was applied to all contracts not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standards, while prior periods were not adjusted.
The cumulative effect of the adoption of the new revenue standards on January 1, 2018 was reflected as a net reduction of approximately $29 million to the opening balance of retained earnings associated with certain licensing contracts. The adoption of the new revenue standards did not have a material impact on Mattel's consolidated balance sheets or consolidated statements of earnings as of or for the three months ended March 31, 2018.

Revenue Recognition and Sales Adjustments
Substantially all of Mattel's revenues continue to be recognized upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Additionally, Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs, which can be either contractual or discretionary in nature, are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Mattel bases its estimates for these programs on agreed upon customer contract terms as well as historical experience. The costs of these programs are considered variable consideration and are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. Based on Mattel's analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of Mattel's revenues, was not impacted by the adoption of the new revenue standards.
Mattel also enters into symbolic and functional licensing arrangements, whereby the licensee pays Mattel royalties based on sales of licensed product, and in certain cases are subject to minimum guaranteed amounts. The timing of revenue recognition for certain of these licensing arrangements with minimum guarantees changed under the new revenue standards, which under the new revenue standards is based on the determination of whether the license of intellectual property ("IP") is symbolic or functional IP.
Disaggregated Revenues
For a presentation of Mattel's revenues disaggregated by segment, brand, and geography, see "Note 23 to the Consolidated Financial Statements—Segment Information."
Practical Expedient
Mattel applied the practical expedient prescribed in the new revenue standards and did not evaluate contracts of one year or less for the existence of a significant financing component. Multi-year contracts were not significant.

16.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in its 2017 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Service cost	$1,084	$1,166
Interest cost	4,642	5,320
Expected return on plan assets	(5,674)	(5,733)
Amortization of prior service cost	8	8
Recognized actuarial loss	2,397	1,820
Settlement loss	42	—
	$2,499	$2,581

A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Service cost	$—	$1
Interest cost	52	255
Amortization of prior service credit	(509)	—
Recognized actuarial (gain) loss	(80)	37
	$(537)	$293
In accordance with ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which went into effect for interim and annual reporting periods beginning on January 1, 2018, Mattel's service cost component is recorded within operating income, presented in the same line items as other employee compensation costs arising from employee services rendered in the period, while other components of net periodic pension cost and postretirement benefit cost are recorded outside of income from operations, presented in other non-operating (income) expense, net. Prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $1.4 million of expense from other selling and administrative expenses to other non-operating income/expense, net.
During the three months ended March 31, 2018, Mattel made cash contributions totaling approximately $2 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2018, Mattel expects to make additional cash contributions of approximately $17 million.

17.	Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements–Share-Based Payments" in its 2017 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.
As of March 31, 2018, Mattel has two long-term incentive programs in place: (i) a January 1, 2016–December 31, 2018 performance cycle, and (ii) a January 1, 2017–December 31, 2019 performance cycle. During the three months ended March 31, 2018, Mattel recognized no expense related to the 2017–2019 performance-related component or the 2016–2018 performance related component and recognized minimal expense related to the 2017–2019 market-related component and the 2016–2018 market-related component.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Stock option compensation expense	$2,684	$3,073
RSU compensation expense	11,739	9,598
	$14,423	$12,671
As of March 31, 2018, total unrecognized compensation cost related to unvested share-based payments totaled $87.0 million and is expected to be recognized over a weighted-average period of 1.9 years.

Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. There was no cash received for stock option exercises during the three months ended March 31, 2018 and there was $1.4 million in cash received for stock option exercises during the three months ended March 31, 2017.

18.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Design and development	$52,140	$51,812
Identifiable intangible asset amortization	10,198	4,189

19.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating expense/income, net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, Mexican peso, Chinese renminbi, British pound sterling, Canadian dollar, Australian dollar, and Russian ruble are the primary transactions that cause foreign currency transaction exposure for Mattel.
Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Operating income (loss)	$7,731	$(28,149)
Other non-operating expense, net	587	16
Net transaction gains (losses)	$8,318	$(28,133)

20.	Restructuring Charges
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
During the three months ended March 31, 2018, in connection with the Structural Simplification Cost Savings program, Mattel recorded severance and other restructuring charges of $24.9 million within other selling and administrative expenses in the consolidated statements of operations, which is included in corporate and other expense in "Note 23 to the Consolidated Financial Statements—Segment Information." Mattel expects to incur total charges of approximately $160 million during 2018 and 2019 related to the Structural Simplification Cost Savings program.

The following table summarizes Mattel's severance and other restructuring costs activity:

	Liability at December 31, 2017	Charges	Payments/Utilization	Liability at March 31, 2018
	(In thousands)
Severance	$29,794	$19,286	$(12,526)	$36,554
Other restructuring costs	5,394	5,636	(5,209)	5,821
	$35,188	$24,922	$(17,735)	$42,375

21.	Income Taxes
Mattel’s benefit from income taxes was $2.7 million and $32.4 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, Mattel recognized net discrete tax expense of $4.5 million and $0.5 million, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. In 2017, Mattel established a valuation allowance on its U.S. deferred tax assets and has provided no U.S. tax benefit for the three months ended March 31, 2018.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $28 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Act" or "U.S. Tax Reform"), was enacted. The Securities Exchange Commission has issued guidance under Staff Accounting Bulletin 118 that allows for companies to provide provisional amounts for certain income tax effects of the Tax Act for which the company can provide a reasonable estimate. The guidance also provides that a company may not have the necessary information available, prepared, or analyzed for certain income tax effects of the Tax Act, in which case the company would not be expected to provide a provisional amount for those specific items. Additionally, the guidance allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.
As of December 31, 2017, Mattel reasonably estimated and recorded provisional amounts associated with the impact of the corporate tax rate change. Mattel has not made any additional measurement-period adjustments related to these items during the quarter. Mattel continues to gather additional information to complete the accounting for these items and will complete our accounting within the prescribed measurement period.
Mattel has not yet been able to reasonably estimate the impact of the deemed repatriation of accumulated foreign earnings and no provisional adjustments have been recorded as of March 31, 2018. Mattel is continuing to evaluate the impact of this provision of the Tax Act and will complete the accounting for this item within the prescribed measurement period. In addition, Mattel may re-evaluate the intentions related to the indefinite reinvestment assertion, as the incremental tax expense from repatriation of foreign earnings may be significantly less under the Tax Act.
In January 2018, the Financial Accounting Standards Board ("FASB") issued guidance stating that a company must make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income ("GILTI") as a current-period expense when incurred (the "period cost method") or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the "deferred method"). Mattel has elected the period cost method and has considered the estimated 2018 GILTI impact in its 2018 tax expense.
On January 1, 2018, Mattel adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which required Mattel to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. Previously, the income tax effect of intercompany transfers of assets was deferred until the asset was sold to an outside party or otherwise recognized (e.g., depreciated, amortized, impaired). The new guidance requires Mattel to defer only the income tax effects of intercompany transfers of inventory. A cumulative effect adjustment of approximately $9 million was recorded as an increase to beginning retained earnings in the first quarter of 2018.

22.	Contingencies
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
On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. On December 3, 2014, the Court overruled Mattel’s request to dismiss MGA’s case as barred as a result of prior litigation between the parties. On July 31, 2017, Mattel filed a motion for summary judgment on the grounds that MGA’s complaint is barred by the statute of limitations.  On February 13, 2018, the Court granted Mattel's summary judgment motion. Consistent with this ruling, the Court entered judgment for Mattel on March 8, 2018. On April 24, 2018, MGA filed a Notice of Appeal of the judgment. MGA can seek to appeal such a judgment to the California Court of Appeal. Mattel does not presently believe that damages in any amount are reasonably possible.  Accordingly, no liability has been accrued to date.
Litigation Related to Yellowstone do Brasil Ltda.
Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel’s subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil before the 15th Civil Court of Curitiba - State of Parana (the "Trial Court"), requesting the annulment of its security bonds and promissory notes given to Mattel do Brasil as well as requesting the Trial Court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil’s alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone’s complaint sought alleged loss of profits of approximately $1 million, plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil’s business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.

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
In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter for $5.0 million Brazilian real. The settlement is subject to approval by the Brazilian courts and as of March 31, 2018, Mattel has accrued a reserve of approximately $1.5 million.
Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California (consolidating Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against Mattel, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuit asserts allegations that the defendants artificially inflated Mattel’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and Mattel’s overall financial condition. The lawsuit alleges that the defendants’ conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices.
In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Lombardi v. Sinclair, et al., filed December 21, 2017) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuit. The defendants in the derivative action are the same as those in the class action lawsuit plus Margaret H. Georgiadis, Michael J. Dolan, Trevor A. Edwards, Frances D. Fergusson, Ann Lewnes, Dominic Ng, Vasant M. Prabhu, Dean A. Scarborough, Dirk Van de Put, and Kathy W. Loyd. On February 26, 2018, the derivative action was stayed pending further developments in the class action litigation.
The lawsuits seek unspecified compensatory damages, attorneys’ fees, expert fees, costs and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

23.	Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel reorganized its brands reporting structure in 2018 as outlined below. Prior period amounts have been reclassified to conform to the current year presentation.
Mattel’s portfolio of brands and products are classified as Power Brands, which includes Barbie, Hot Wheels, Fisher-Price and Thomas & Friends, and American Girl Brands, and Toy Box, which includes Owned Brands and Partner Brands.
Mattel’s operating segments are: (i) North America, which consists of the US and Canada, (ii) International, and (iii) American Girl.  The North America and International segments sell products in both the Power Brands, excluding American Girl, and Toy Box categories, although some are developed and adapted for particular international markets.

Segment Data
The following tables present information about revenues, income, and assets by segment. In the following tables, Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures" of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to brands or individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating expense/income, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Revenues by Segment
North America	$348,390	$362,318
International	384,134	366,336
American Girl	67,487	85,984
Gross sales	800,011	814,638
Sales adjustments	(91,639)	(79,020)
Net sales	$708,372	$735,618

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Segment Loss
North America (a)	$(106,750)	$(19,340)
International (a)	(72,265)	(24,842)
American Girl (a)	(14,843)	(5,785)
	(193,858)	(49,967)
Corporate and other expense (b)	(82,723)	(75,646)
Operating loss	(276,581)	(125,613)
Interest expense	41,079	22,030
Interest (income)	(3,147)	(2,466)
Other non-operating (income) expense, net	(608)	494
Loss before income taxes	$(313,905)	$(145,671)
__________________________________________

(a)
Segment loss for the three months ended March 31, 2018, includes $86.8 million of net sales reversal and bad debt expense attributable to the Toys “R” Us liquidation. The North America, International and American Girl segments recorded charges of $71.6 million, $12.1 million, and $3.1 million respectively. No charge was recorded in Corporate and other expense.

(b)
Corporate and other expense includes severance and restructuring expenses of $24.9 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively, and share-based compensation expense of $14.4 million and $12.7 million for the three months ended March 31, 2018 and 2017, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2018	March 31, 2017	December 31, 2017
	(In thousands)
Assets by Segment
North America	$523,535	$624,539	$692,232
International	620,718	675,996	829,185
American Girl	94,592	150,373	100,184
	1,238,845	1,450,908	1,621,601
Corporate and other	115,006	125,691	107,713
Accounts receivable, net and inventories	$1,353,851	$1,576,599	$1,729,314
The table below presents worldwide revenues by brand category:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Worldwide Revenues by Brand Category (a)
Barbie	$152,691	$123,390
Hot Wheels	144,940	125,679
Fisher-Price and Thomas & Friends	187,795	205,044
American Girl	67,427	85,813
Toy Box	247,158	274,712
Gross sales	800,011	814,638
Sales adjustments	(91,639)	(79,020)
Net sales	$708,372	$735,618
__________________________________________
(a) Mattel reorganized its brands reporting structure in 2018. Prior period amounts have been reclassified to conform to the current year presentation.

Geographic Information
The table below present information by geographic area. Revenues are attributed to countries based on location of customer.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Revenues
North America	$415,877	$448,302
International (a)
Europe	168,338	156,561
Latin America	74,468	69,768
Global Emerging Markets	141,328	140,007
Total International	384,134	366,336
Gross sales	800,011	814,638
Sales adjustments	(91,639)	(79,020)
Net sales	$708,372	$735,618
__________________________________________
(a) Mattel reorganized its regional reporting structure in 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current year presentation.

24.	New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Mattel adopted ASU 2014-09 and its related amendments on January 1, 2018 using the modified retrospective transition method. For additional information, see "Note 15 to the Consolidated Financial Statements — Revenues."
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows, including proceeds from insurance claim settlements, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investees. ASU 2016-15 became effective for interim and annual reporting periods beginning on January 1, 2018. The adoption of ASU 2016-15 in the first quarter of 2018 did not have a material effect on Mattel’s consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 became effective for interim and annual reporting periods beginning on January 1, 2018. For additional information, see "Note 21 to the Consolidated Financial Statements - Income Taxes."

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and refines the definition of the term output. ASU 2017-01 became effective for interim and annual reporting periods beginning on January 1, 2018. The adoption of ASU 2017-01 in the first quarter of 2018 did not have a material effect on Mattel’s consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope on recently established guidance on nonfinancial asset derecognition as well as the accounting for partial sales of nonfinancial assets. ASU 2017-05 became effective for interim and annual reporting periods beginning on January 1, 2018. The adoption of ASU 2017-05 in the first quarter of 2018 did not have a material effect on Mattel’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities that sponsor defined benefit plans to (i) present service cost within operations, if such a subtotal is presented, (ii) other components of net benefit costs should be presented separately outside of income from operations, if such a subtotal is presented, and (iii) only the service cost component should be capitalized, when applicable. If a separate line item is not used, the line item in the income statement where the other components of net benefit costs are included must be disclosed. Further, gains and losses from curtailments and settlements, and the cost of certain termination benefits should be reported in the same manner as other components of net benefit cost. ASU 2017-07 became effective for interim and annual reporting periods beginning on January 1, 2018. The retrospective adoption of ASU 2017-07 in the first quarter of 2018 did not have a material effect on Mattel’s consolidated financial statements, as discussed in "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans."
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 became effective prospectively for interim and annual reporting periods beginning on January 1, 2018. The adoption of ASU 2017-09 in the first quarter of 2018 did not have a material effect on Mattel’s consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands the hedging strategies eligible for hedge accounting and changes both how companies assess hedge effectiveness and presentation and disclosure requirements. ASU 2017-12 will be effective for interim and annual reporting periods beginning on January 1, 2019. Early application is permitted in any interim period after issuance of the update. Mattel is currently evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act of 2017 (the "2017 Act") to retained earnings. ASU 2018-02 will become effective for interim and annual reporting periods beginning on January 1, 2019. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. Mattel is currently evaluating the impact of the adoption of ASU 2017-12 on its consolidated financial statements.

25.	Subsequent Event
Margaret H. Georgiadis, Mattel's current Chief Executive Officer (“CEO”), notified the Board of Directors (the “Board”) of her intention to resign from her role as CEO and as a director of the Board, effective on April 26, 2018 (the “Transition Date”). On April 17, 2018, Ynon Kreiz was appointed as CEO of Mattel, effective as of the Transition Date.  Ms. Georgiadis will serve as an Executive Advisor to the CEO of Mattel until May 10, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In the discussion that follows, "Mattel" refers to Mattel, Inc. and/or one or more of its family of companies.
The following discussion should be read in conjunction with the consolidated financial information and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. Mattel’s business is seasonal with consumers making a large percentage of all toy purchases during the traditional holiday season; therefore, results of operations are comparable only with corresponding periods.
The following discussion also includes gross sales and currency exchange rate impact, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission ("Regulation G"), to supplement the financial results as reported in accordance with GAAP. Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Management believes that the disclosure of non-GAAP financial measures provides useful supplemental information to investors to allow them to better evaluate ongoing business performance and certain components of Mattel's results. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to "Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a more detailed discussion, including a reconciliation of gross sales, a non-GAAP financial measure, to net sales, its most directly comparable GAAP financial measure.
Note that amounts within this Item shown in millions may not foot due to rounding.
Overview
Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel reorganized its brands reporting in 2018 as outlined below to better align with internal reporting on gross sales. Prior period amounts have been reclassified to conform to the current year presentation.
Mattel’s portfolio of brands and products are classified as Power Brands and Toy Box:

•	Power Brands include:
Barbie—Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. With an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, Barbie is the premier fashion doll for children around the world.
Hot Wheels—Now celebrating its 50th year in production, Hot Wheels pushes the limits of performance and design and ignites the challenger spirit of kids, adults, and collectors. From die-cast cars, to tracks, playsets, and advanced play products, the Hot Wheels portfolio has broad appeal that engages and excites kids.
Fisher-Price and Thomas & Friends—An institution in learning and child development for over 85 years, Fisher-Price is driven to enrich children's lives from birth to school readiness, helping families provide their children with the best possible start. Thomas & Friends, a key property in the Fisher-Price portfolio, is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through content, toy, live events, and other lifestyle categories.
American Girl—A beloved brand since the first catalog debuted in 1986, American Girl is best known for imparting valuable life lessons through its inspiring dolls and books, featuring diverse characters from past and present. Its products are sold directly to consumers via its catalog, website, and proprietary retail stores.

•	Toy Box includes new and innovative products from Mattel-owned and licensed entertainment properties:
Owned Brands—Mattel has an engaging portfolio of owned brands such as MEGA BLOKS, Uno, Enchantimals, Monster High, Polly Pocket, Turning MECARD, Fireman Sam, and Matchbox.
Partner Brands—Mattel brings top entertainment properties to life through innovative toy design, in partnership with Disney (CARS, Mickey Mouse Clubhouse), WWE Wrestling, Nickelodeon (Shimmer and Shine, Blaze and the Monster Machines), DC Comics (Batman, DC Super Hero Girls), Warner Brothers (Jurassic World), Universal (Fast and Furious) and Mojang (Minecraft).

Mattel's vision is to "inspire the wonder of childhood as the global leader in learning and development through play." In order to deliver on this vision, Mattel is focused on the following five-pillar strategy:

•	Build Mattel's Power Brands into connected 360-degree play systems and experiences;

•	Accelerate emerging markets growth with digital-first solutions;

•	Focus and strengthen Mattel's innovation pipeline;

•	Reshape Mattel's operations to enable this strategy - leaner, faster, and smarter - via commercial realignment, supply chain transformation and IT transformation; and

•	Reignite Mattel's culture and team.
Results of Operations—First Quarter
Consolidated Results
Net sales for the first quarter of 2018 were $708.4 million, a 4% decrease, as compared to $735.6 million in the first quarter of 2017, with a favorable impact from changes in currency exchange rates of 3 percentage points. As a result of the Toys "R" Us liquidation, Mattel reversed net sales which occurred in the first quarter of 2018 of approximately $30 million. Gross margin in the first quarter of 2018 excludes these net sales, but includes the corresponding cost of sales for the inventory sold to Toys "R" Us. Further, Mattel recorded bad debt expense related to outstanding Toys "R" Us receivables as of December 31, 2017 of approximately $57 million within other selling and administrative expenses. Net loss for the first quarter of 2018 was $311.3 million, or $0.90 per diluted share, as compared to a net loss of $113.2 million, or $0.33 per diluted share, in the first quarter of 2017. Net loss for the first quarter of 2018 was negatively impacted by lower gross profit, higher other selling and administrative expenses, and higher interest expense.
The following table provides a summary of Mattel’s consolidated results for the first quarter of 2018 and 2017:

	For the Three Months Ended				Year/Year Change
	March 31, 2018		March 31, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$708.4	100.0%	$735.6	100.0%	-4%	—
Gross profit	$218.9	30.9%	$278.8	37.9%	-21%	-700
Advertising and promotion expenses	70.8	10.0%	73.6	10.0%	-4%	—
Other selling and administrative expenses	424.6	59.9%	330.8	45.0%	28%	1,490
Operating loss	(276.6)	-39.0%	(125.6)	-17.1%	120%	-2,190
Interest expense	41.1	5.8%	22.0	3.0%	86%	280
Interest (income)	(3.1)	-0.4%	(2.5)	-0.3%	28%	-10
Other non-operating (income) expense, net	(0.6)		0.6
Loss before income taxes	$(313.9)	-44.3%	$(145.7)	-19.8%	115%	-2,450
Sales
Net sales for the first quarter of 2018 were $708.4 million, a 4% decrease, as compared to $735.6 million in the first quarter of 2017, with a favorable impact from changes in currency exchange rates of 3 percentage points.

The following table provides a summary of Mattel’s consolidated gross sales by brand for the first quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2018	March 31, 2017
	(In millions, except percentage information)
Power Brands:
Barbie	$152.7	$123.4	24%	6%
Hot Wheels	144.9	125.7	15%	4%
Fisher-Price and Thomas & Friends	187.8	205.0	-8%	4%
American Girl	67.4	85.8	-21%	1%
Total Power Brands	552.9	539.9	2%	3%

Toy Box:
Owned Brands	130.7	139.4	-6%	4%
Partner Brands	116.5	135.3	-14%	3%
Total Toy Box	247.2	274.7	-10%	4%

Total Gross Sales	800.0	814.6	-2%	3%
Sales Adjustments	(91.6)	(79.0)
Total Net Sales	$708.4	$735.6	-4%	3%
Gross sales were $800.0 million in the first quarter of 2018, a decrease of $14.6 million or 2%, as compared to $814.6 million in the first quarter of 2017, with a favorable impact from changes in currency exchange rates of 3 percentage points. The decrease in gross sales was primarily a result of the Toys "R" Us liquidation for which Mattel reversed approximately $30 million of gross sales. Lower Toy Box sales were partially offset by higher Power Brands sales.
The 2% increase in Power Brands gross sales was due to higher sales of Barbie and Hot Wheels products, partially offset by lower sales of American Girl products. The 24% increase in Barbie gross sales was primarily driven by positive POS momentum and the introduction of new product lines. The 15% increase in Hot Wheels was driven by higher sales of core diecast and tracks and playsets products. The 21% decrease in American Girl gross sales was due to lower sales across channels.
The 10% decrease in Toy Box Brands was primarily due to lower sales of Toy Box Partner Brands. Of the 14% decrease in Toy Box Partner Brands gross sales, 7% was due to lower sales of licensed vehicles products and 7% was due to lower sales of DC Super Hero Girls products.
Cost of Sales
Cost of sales as a percentage of net sales was 69.1% in the first quarter of 2018, as compared to 62.1% in the first quarter of 2017. Cost of sales increased by $32.7 million, or 7%, to $489.5 million in the first quarter of 2018 from $456.8 million in the first quarter of 2017, as compared to a 4% decrease in net sales. Within cost of sales, product and other costs increased by $14.0 million, or 4%, to $380.4 million in the first quarter of 2018 from $366.4 million in the first quarter of 2017; freight and logistics expenses increased by $12.5 million, or 20%, to $74.5 million in the first quarter of 2018 from $62.0 million in the first quarter of 2017; and royalty expense increased by $6.2 million, or 22%, to $34.6 million in the first quarter of 2018 from $28.4 million in the first quarter of 2017.
Gross Margin
Gross margin decreased to 30.9% in the first quarter of 2018 from 37.9% in the first quarter of 2017. The decrease in gross margin was driven by higher product-related costs, an unfavorable impact from the Toys "R" Us liquidation, and higher freight and logistics expenses, partially offset by favorable product mix. As a result of the Toys "R" Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.

Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the first quarter of 2018 was 10.0%, or flat as compared to the first quarter 2017.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $424.6 million, or 59.9% of net sales, in the first quarter of 2018, as compared to $330.8 million, or 45.0% of net sales, in the first quarter of 2017. The increase in other selling and administrative expenses was primarily due to bad debt expense of approximately $57 million recorded as a result of the Toys "R" Us liquidation and higher severance and restructuring costs of approximately $25 million.
Provision for Income Taxes

Mattel’s benefit from income taxes was $2.7 million and $32.4 million for the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2018 and 2017, Mattel recognized net discrete tax expense of $4.5 million and $0.5 million, respectively, primarily related to reassessments of prior years’ tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2018	March 31, 2017
	(In millions, except percentage information)
Power Brands:
Barbie	$60.5	$46.9	29%	—%
Hot Wheels	63.5	53.6	19%	1%
Fisher-Price and Thomas & Friends	99.8	108.9	-8%	1%
Total Power Brands	223.9	209.4	7%	—%

Toy Box:
Owned Brands	57.1	71.2	-20%	—%
Partner Brands	67.4	81.7	-18%	—%
Total Toy Box	124.5	153.0	-19%	—%

Total Gross Sales	348.4	362.3	-4%	—%
Sales Adjustments	(22.2)	(20.1)
Total Net Sales	$326.2	$342.2	-5%	—%

Gross sales for the North America segment were $348.4 million in the first quarter of 2018, a decrease of $13.9 million, or 4%, as compared to $362.3 million in the first quarter of 2017. The decrease in the North America segment gross sales was primarily a result of the Toys "R" Us liquidation for which Mattel reversed approximately $27 million of gross sales. Lower Toy Box sales were partially offset by higher Power Brands sales.
The 7% increase in Power Brands gross sales was due to higher sales of Barbie and Hot Wheels products. The 29% increase in Barbie gross sales was primarily driven by positive POS momentum and the introduction of new product lines. The 19% increase in Hot Wheels was driven by higher sales of core diecast and tracks and playsets products.

The 19% decrease in Toy Box gross sales was due to lower sales of Toy Box Owned Brands and Toy Box Partner Brands. Of the 20% decrease in Toy Box Owned Brands gross sales, 8% was due to lower sales of MEGA BLOKS products, 6% was due to lower sales of Monster High products, and 4% was due to lower sales of Fuhu tablets products. Of the 18% decrease in Toy Box Partner Brands gross sales, 16% was due to lower sales of vehicles.
Cost of sales increased 11% in the first quarter of 2018, as compared to a 5% decrease in net sales, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margin in the first quarter of 2018 decreased due to an unfavorable impact from the Toys "R" Us liquidation, higher freight and logistics expenses, and higher product-related costs, partially offset by favorable product mix. As a result of the Toys "R" Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
North America segment loss increased to $106.8 million in the first quarter of 2018, as compared to $19.3 million in the first quarter of 2017, primarily due to lower gross profit and higher other selling and administrative expenses, which were impacted by the Toys "R" Us liquidation, including a net sales reversal of approximately $27 million and bad debt expense of approximately $44 million.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first quarter of 2018 versus 2017:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	2%	7%
Europe	4%	15%
Latin America	6%	1%
Global Emerging Markets	-2%	4%
The following table provides a summary of percentage changes in gross sales within the International segment in the first quarter of 2018 versus 2017:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	5%	8%
Europe	8%	14%
Latin America	7%	2%
Global Emerging Markets	1%	4%
__________________________________________
(a) Mattel reorganized its regional reporting structure in 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current year presentation.

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2018	March 31, 2017
	(In millions, except percentage information)
Power Brands:
Barbie	$92.2	$76.5	21%	9%
Hot Wheels	81.5	72.1	13%	7%
Fisher-Price and Thomas & Friends	88.0	96.1	-9%	6%
Total Power Brands	261.6	244.7	7%	7%

Toy Box:
Owned Brands	73.5	68.0	8%	9%
Partner Brands	49.1	53.6	-8%	8%
Total Toy Box	122.5	121.6	1%	8%

Total Gross Sales	384.1	366.3	5%	8%
Sales Adjustments	(66.9)	(54.8)
Total Net Sales	$317.2	$311.5	2%	7%
Gross sales for the International segment were $384.1 million in the first quarter of 2018, an increase of $17.8 million, or 5%, as compared to $366.3 million in the first quarter of 2017, with a favorable impact from changes in currency exchange rates of 8 percentage points. The increase in the International segment gross sales was primarily due to higher Power Brands sales.
The 7% increase in Power Brands gross sales was due to higher sales of Barbie and Hot Wheels products. The 21% increase in Barbie gross sales was primarily driven by positive POS momentum and the introduction of new product lines. The 13% increase in Hot Wheels was driven by higher sales of core diecast and tracks and playsets products.
Cost of sales increased 25% in the first quarter of 2018, as compared to a 2% increase in net sales, primarily due to higher product and other costs. Gross margin in the first quarter of 2018 decreased as a result of higher product-related costs and higher royalty expense.
International segment loss increased to $72.3 million in the first quarter of 2018, as compared to $24.8 million in the first quarter of 2017, primarily due to lower gross profit and higher other selling and administrative expenses.
American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2018	March 31, 2017
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$67.5	$86.0	-22%	—%
Sales Adjustments	(2.5)	(4.1)
Total Net Sales	$65.0	$81.9	-21%	—%
Gross sales for the American Girl segment were $67.5 million in the first quarter of 2018, a decrease of $18.5 million, or 22%, as compared to $86.0 million in the first quarter of 2017. The 22% decrease in American Girl gross sales was due to lower sales across channels. In the first quarter of 2018, Mattel sold certain assets related to its Corolle business.

Cost of sales decreased 20% in the first quarter of 2018, as compared to a 21% decrease in net sales. Gross margin in the first quarter of 2018 was flat as compared to the first quarter of 2017.
American Girl segment loss was $14.8 million in the first quarter of 2018, as compared to segment loss of $5.8 million in the first quarter of 2017, primarily due to lower gross profit.
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
Mattel realized cost savings (before severance and investments) of approximately $13 million within other selling and administrative expenses during the first quarter of 2018.
In connection with the Structural Simplification Cost Savings program, Mattel recorded severance and other restructuring charges of $24.9 million within other selling and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2018. Mattel expects to incur total charges of approximately $160 million during 2018 and 2019 related to the Structural Simplification Cost Savings program.
Income Taxes
Mattel’s benefit from income taxes was $2.7 million and $32.4 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, Mattel recognized net discrete tax expense of $4.5 million and $0.5 million, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $28 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
In 2017, Mattel established a valuation allowance on its U.S. deferred tax assets and has provided no U.S. tax benefit for the three months ended March 31, 2018. Therefore, Mattel’s 2018 tax expense or benefit is expected to be driven by income or loss in taxable jurisdictions outside the U.S.
As of December 31, 2017, Mattel reasonably estimated and recorded provisional adjustments associated with the impact of the corporate tax rate change. Mattel has not made any additional measurement-period adjustments related to these items during the quarter. Mattel continues to gather additional information to complete the accounting for these items and will complete our accounting within the prescribed measurement period.
Mattel has not yet been able to reasonably estimate the impact of the deemed repatriation of accumulated foreign earnings and no provisional adjustments were recorded. Mattel is continuing to evaluate the impact of this provision of the Act and will complete the accounting for this item within the prescribed measurement period.
On January 1, 2018, Mattel adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which required Mattel to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. Previously, the income tax effect of intercompany transfers of assets was deferred until the asset was sold to an outside party or otherwise recognized (e.g., depreciated, amortized, impaired). The new guidance requires Mattel to defer only the income tax effects of intercompany transfers of inventory. A cumulative effect adjustment of approximately $9 million was recorded as an increase to beginning retained earnings in the first quarter of 2018.

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
Of Mattel’s $526.7 million in cash and equivalents as of March 31, 2018, approximately $313 million is held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations include investing and financing activities such as debt service, dividends, and share repurchases. Positive cash flows generated annually by its worldwide operations, the new senior secured revolving credit facilities, alternative forms of financing, and access to both public and private debt are available to fund domestic operations and obligations.
U.S. Tax Reform, enacted on December 22, 2017, will provide Mattel with greater access to earnings of its foreign subsidiaries, and Mattel may re-evaluate the intentions related to the indefinite reinvestment assertion. U.S. Tax Reform does impose a one-time transition tax on the deemed repatriation of the historical earnings of Mattel’s foreign subsidiaries. Mattel has significant deferred tax assets which can be used to reduce the one-time repatriation tax and therefore, does not expect the one time repatriation tax to be material to either its cash flows or liquidity.
In October 2017, Mattel's Board of Directors determined to suspend Mattel's quarterly dividend beginning in the fourth quarter of 2017 in order to increase financial flexibility, strengthen the balance sheet, and facilitate strategic investments. Mattel paid dividends of $0.38 per share to holders of its common stock in the first quarter of 2017.
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
Subject to market conditions, Mattel intends to utilize its new senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of March 31, 2018, there were no amounts outstanding under the new senior secured revolving credit facilities. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of the Toys "R" Us liquidation, Mattel wrote off approximately $87 million of accounts receivable in the first quarter of 2018. While these receivables may be recovered as a result of the liquidation proceedings, collectibility was not considered probable as of March 31, 2018.

Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Operating Activities
Cash flows used for operating activities were $273.7 million in the first three months of 2018, as compared to $310.0 million in the first three months of 2017. The cash flows used for operating activities decreased primarily due to lower working capital usage, partially offset by a higher net loss, excluding the impact of non-cash charges.
Investing Activities
Cash flows used for investing activities were $30.9 million in the first three months of 2018, as compared to $44.7 million in the first three months of 2017. The decrease in cash flows used for investing activities was primarily driven by lower capital spending.
Financing Activities
Cash flows used for financing activities were $251.5 million in the first three months of 2018, as compared to $142.6 million in the first three months of 2017. The increase in cash flows used for financing activities was primarily driven by the $250.0 million repayment of senior notes which matured in the first quarter of 2018, partially offset by $130.1 million of dividend payments during the first quarter of 2017.
Seasonal Financing
See Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel’s cash and equivalents decreased $552.5 million to $526.7 million at March 31, 2018, as compared to $1.08 billion at December 31, 2017. The decrease was primarily due to the $250.0 million repayment of senior notes which matured in the first quarter of 2018 and a net loss, excluding non-cash charges.
Accounts receivable decreased $452.5 million to $676.1 million at March 31, 2018, as compared to $1.13 billion at December 31, 2017, primarily due to the seasonality of Mattel's business, the write off of approximately $87 million of Toys "R" Us receivables in the first quarter of 2018, and tighter working capital management. Inventory increased $77.0 million to $677.7 million at March 31, 2018, as compared to $600.7 million at December 31, 2017, primarily due to seasonality.
Accounts payable and accrued liabilities decreased $387.0 million to $977.3 million at March 31, 2018, as compared to $1.36 billion at December 31, 2017. The decrease was primarily due to the timing and amount of payments for various liabilities, including advertising and royalties.

A summary of Mattel’s capitalization is as follows:

	March 31, 2018		March 31, 2017		December 31, 2017
	(In millions, except percentage information)
Cash and equivalents	$526.7		$381.9		$1,079.2

Short-term borrowings	—	—%	180.0	4%	—	—%
2010 Senior Notes	500.0	13	500.0	11	500.0	11
2011 Senior Notes	300.0	8	300.0	6	300.0	7
2013 Senior Notes	250.0	6	500.0	11	500.0	11
2014 Senior Notes	500.0	13	500.0	11	500.0	11
2016 Senior Notes	350.0	9	350.0	8	350.0	8
2017 Senior Notes	1,000.0	26	—	—	1,000.0	23
Debt issuance costs and debt discount	(28.2)	—	(15.0)	—	(26.9)	—
Total debt	2,871.8	75	2,315.0	51	3,123.1	71
Stockholders’ equity	982.5	25	2,215.9	49	1,257.5	29
Total capitalization (debt plus equity)	$3,854.3	100%	$4,530.9	100%	$4,380.6	100%
Total debt decreased $251.3 million to $2.87 billion at March 31, 2018, as compared to $3.12 billion at December 31, 2017. The decrease was primarily driven by the $250.0 million repayment of senior notes which matured in the first quarter of 2018.
Mattel’s debt-to-total capital ratio, including short-term borrowings and the current portion of long-term debt, increased to 74.5% at March 31, 2018 from 51.1% at March 31, 2017 as a result of the issuance of the 2017 Senior Notes in December 2017 and lower equity driven by the net losses for the twelve months ended March 31, 2018.
Litigation
See Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2017 and did not change during the first three months of 2018.
New Accounting Pronouncements
See Item 1 "Financial Statements—Note 24 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.
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
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2018	March 31, 2017
	(In millions, except percentage information)
Net sales	$708.4	$735.6	-4%	3%
Sales adjustments	91.6	79.0
Gross sales	$800.0	$814.6	-2%	3%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2018	March 31, 2017
	(In millions, except percentage information)
Net sales	$326.2	$342.2	-5%	—%
Sales adjustments	22.2	20.1
Gross sales	$348.4	$362.3	-4%	—%

A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2018	March 31, 2017
	(In millions, except percentage information)
Net sales	$317.2	$311.5	2%	7%
Sales adjustments	66.9	54.8
Gross sales	$384.1	$366.3	5%	8%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2018	March 31, 2017
	(In millions, except percentage information)
Net sales	$65.0	$81.9	-21%	—%
Sales adjustments	2.5	4.1
Gross sales	$67.5	$86.0	-22%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, Chinese renminbi, British pound sterling, Canadian dollar, Australian dollar, and Russian ruble are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating income/expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary currency translation exposures during the first three months of 2018 were related to its net investments in entities having functional currencies denominated in the Euro and British pound sterling.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its earnings per share by approximately $0.00 to $0.01.

United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales in the first three months of 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Margaret H. Georgiadis, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2018, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in Mattel’s 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2018, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Jan 1—31	36,549	$15.85	—	$203,016,273
Feb 1—28	58,157	16.07	—	203,016,273
March 1—31	8,750	13.60	—	203,016,273
Total	103,456	$15.79	—	$203,016,273
 ____________________________________

(1)
The total number of shares purchased relates to 103,456 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2018, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	January 30, 2017
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
12.0*	Computation of Ratio of Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated April 26, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated April 26, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated April 26, 2018 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel France, each of the French Revolving Lenders party thereto, Bank of America Merrill Lynch International Limited, in its capacity as French Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.
		8-K	001-05647	99.1	April 3, 2018
99.2
Foreign Joinder Agreement, dated as of March 28, 2018, by and among Mattel España, S.A., each of the Spanish Revolving Lenders party thereto, Bank of America Merrill Lynch International Limited, in its capacity as Spanish Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.

		8-K	001-05647	99.2	April 3, 2018
99.3
Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel Europa B.V., Mattel U.K. Limited, HIT Entertainment Limited, Gullane (Thomas) Limited, Mattel GMBH, each of the European (GNU) Subsidiary Guarantors party thereto, each of the European (GNU) Revolving Lenders party thereto and Bank of America, N.A., in its capacity as European (GNU) Swingline Lender and its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.

		8-K	001-05647	99.3	April 3, 2018

99.4
Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel Pty Ltd., each of the Australian Revolving Lenders party thereto, Bank of America, N.A. (acting through its Australia branch), in its capacity as Australian Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.

		8-K	001-05647	99.4	April 3, 2018
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ JOSEPH B. JOHNSON
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized Officer and Chief Accounting Officer)
Date: April 26, 2018