Form 10-Q
period 2018-06-30
MATTEL INC /DE/
filed 2018-07-25
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of July 13, 2018:
344,153,031 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (ii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (vii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, including the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Toys "R" Us, Inc. or other of Mattel’s significant retailers, or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings, (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel, (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms (xix) the impact of litigation or arbitration decisions or settlement actions; and (xx) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors" in Mattel’s 2017 Annual Report on Form 10-K. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017	December 31, 2017
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$228,606	$275,395	$1,079,221
Accounts receivable, net	780,064	917,652	1,128,610
Inventories	715,288	935,933	600,704
Prepaid expenses and other current assets	327,297	373,648	303,053
Total current assets	2,051,255	2,502,628	3,111,588
Noncurrent Assets
Property, plant, and equipment, net	719,747	807,796	785,285
Goodwill	1,390,076	1,394,464	1,396,669
Other noncurrent assets	892,364	1,462,994	944,961
Total Assets	$5,053,442	$6,167,882	$6,238,503
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$80,000	$506,769	$—
Current portion of long-term debt	—	250,000	250,000
Accounts payable	428,741	549,319	572,166
Accrued liabilities	585,585	452,032	792,139
Income taxes payable	3,119	4,380	9,498
Total current liabilities	1,097,445	1,762,500	1,623,803
Noncurrent Liabilities
Long-term debt	2,848,177	1,885,693	2,873,119
Other noncurrent liabilities	443,849	452,284	484,126
Total noncurrent liabilities	3,292,026	2,337,977	3,357,245
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,820,432	1,809,843	1,808,391
Treasury stock at cost: 97.2 million shares, 98.7 million shares, and 97.6 million shares, respectively	(2,381,777)	(2,416,804)	(2,389,877)
Retained earnings	1,608,025	3,114,931	2,179,358
Accumulated other comprehensive loss	(824,078)	(881,934)	(781,786)
Total stockholders’ equity	663,971	2,067,405	1,257,455
Total Liabilities and Stockholders’ Equity	$5,053,442	$6,167,882	$6,238,503
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited; in thousands, except per share amounts)
Net Sales	$840,748	$974,477	$1,549,120	$1,710,095
Cost of sales	587,546	574,712	1,077,045	1,031,552
Gross Profit	253,202	399,765	472,075	678,543
Advertising and promotion expenses	82,393	95,499	153,230	169,061
Other selling and administrative expenses	360,000	353,296	784,617	684,125
Operating Loss	(189,191)	(49,030)	(465,772)	(174,643)
Interest expense	43,467	21,881	84,546	43,911
Interest (income)	(1,699)	(2,296)	(4,846)	(4,762)
Other non-operating expense, net	3,063	5,128	2,455	5,622
Loss Before Income Taxes	(234,022)	(73,743)	(547,927)	(219,414)
Provision (benefit) for income taxes	6,909	(17,668)	4,257	(50,108)
Net Loss	$(240,931)	$(56,075)	$(552,184)	$(169,306)
Net Loss Per Common Share—Basic	$(0.70)	$(0.16)	$(1.60)	$(0.49)
Weighted average number of common shares	344,584	343,116	344,507	343,020
Net Loss Per Common Share—Diluted	$(0.70)	$(0.16)	$(1.60)	$(0.49)
Weighted average number of common and potential common shares	344,584	343,116	344,507	343,020
Dividends Declared Per Common Share	$—	$0.38	$—	$0.76
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited; in thousands)
Net Loss	$(240,931)	$(56,075)	$(552,184)	$(169,306)
Other Comprehensive Income (Loss), Net of Tax:
Currency translation adjustments	(105,727)	51,067	(63,738)	105,336
Defined benefit pension plan adjustments	1,069	1,024	2,685	2,079
Net unrealized losses on available-for-sale security	(2,709)	(2,423)	(2,789)	(3,737)
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	17,652	(27,406)	12,333	(39,990)
Reclassification adjustment for realized losses (gains) included in net loss	4,786	(364)	9,217	(2,593)
	22,438	(27,770)	21,550	(42,583)
Other Comprehensive (Loss) Income, Net of Tax	(84,929)	21,898	(42,292)	61,095
Comprehensive Loss	$(325,860)	$(34,177)	$(594,476)	$(108,211)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(552,184)	$(169,306)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	117,440	118,221
Amortization	19,730	10,702
Asset impairments	11,913	—
Deferred income taxes	(827)	(70,682)
Share-based compensation	22,417	30,553
Bad debt expense	52,935	9,934
Inventory obsolescence	45,394	22,001
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	274,306	214,655
Inventories	(184,950)	(324,901)
Prepaid expenses and other current assets	(27,784)	(38,690)
Accounts payable, accrued liabilities, and income taxes payable	(328,998)	(298,184)
Other, net	(6,001)	(53,398)
Net cash flows used for operating activities	(556,609)	(549,095)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(36,793)	(70,858)
Purchases of other property, plant, and equipment	(41,498)	(77,987)
(Payments) proceeds from foreign currency forward exchange contracts	(12,577)	42,784
Other, net	5,685	(162)
Net cash flows used for investing activities	(85,183)	(106,223)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(372,168)
Proceeds from short-term borrowings, net	80,000	686,769
Payments of long-term borrowings	(750,000)	—
Proceeds from long-term borrowings, net	475,550	—
Payments of dividends on common stock	—	(260,427)
Proceeds from exercise of stock options	—	1,714
Other, net	(3,548)	(4,406)
Net cash flows (used for) provided by financing activities	(197,998)	51,482
Effect of Currency Exchange Rate Changes on Cash	(10,825)	9,700
Decrease in Cash and Equivalents	(850,615)	(594,136)
Cash and Equivalents at Beginning of Period	1,079,221	869,531
Cash and Equivalents at End of Period	$228,606	$275,395
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair statement of the financial position and interim results of Mattel, Inc. and its subsidiaries ("Mattel") as of and for the periods presented have been included. As Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. Prior period amounts have been reclassified to conform to the current period presentation, as further discussed in "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" and "Note 23 to the Consolidated Financial Statements—Segment Information."
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
Accounts receivable are net of allowances for doubtful accounts of $21.0 million, $23.0 million, and $25.4 million as of June 30, 2018, June 30, 2017, and December 31, 2017, respectively. As a result of the Toys "R" Us liquidation in the first quarter of 2018, Mattel reversed net sales which occurred during the first quarter of 2018 and related accounts receivable of approximately $30 million. In addition, for the three and six months ended June 30, 2018, Mattel recorded bad debt expense, net of approximately $(7) million and $50 million, respectively, related to outstanding Toys "R" Us receivables as of December 31, 2017.

3.	Inventories
Inventories include the following:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Raw materials and work in process	$130,093	$149,421	$101,690
Finished goods	585,195	786,512	499,014
	$715,288	$935,933	$600,704

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Land	$25,030	$25,195	$25,114
Buildings	296,672	298,665	303,495
Machinery and equipment	887,496	868,931	902,861
Software	385,284	367,981	384,568
Tools, dies, and molds	867,997	911,264	887,442
Capital leases	23,927	23,970	24,279
Leasehold improvements	241,275	280,640	213,238
	2,727,681	2,776,646	2,740,997
Less: accumulated depreciation	(2,007,934)	(1,968,850)	(1,955,712)
	$719,747	$807,796	$785,285

5.	Goodwill
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
The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2018 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments. In the first quarter of 2018, Mattel sold certain assets related to its Corolle business and wrote off approximately $4 million of goodwill.

	December 31, 2017	Dispositions	Currency Exchange Rate Impact	June 30, 2018
	(In thousands)
North America	$733,034	$—	$(752)	$732,282
International	452,152	—	(1,929)	450,223
American Girl	211,483	(4,018)	106	207,571
	$1,396,669	$(4,018)	$(2,575)	$1,390,076

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Identifiable intangibles (net of amortization of $179.5 million, $162.3 million, and $168.8 million, respectively)	$612,234	$193,793	$639,203
Deferred income taxes	74,992	580,113	76,750
Nonamortizable identifiable intangibles	—	467,038	—
Other	205,138	222,050	229,008
	$892,364	$1,462,994	$944,961

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
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In the second quarter of 2018, Mattel discontinued the use of certain brands and products, which resulted in $4.3 million of asset impairments. Mattel's remaining amortizable intangible assets were not impaired during the three and six months ended June 30, 2018.
During the third quarter of 2017, Mattel established a valuation allowance on certain deferred tax assets, the benefits of which Mattel believes will likely not be realized. Refer to Part II, Item 8 "Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Income Taxes" in its 2017 Annual Report on Form 10-K for additional information.

7.	Accrued Liabilities
Accrued liabilities include the following:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Advertising and promotion	$45,864	$24,067	$165,572
Royalties	63,453	67,956	111,669
Taxes other than income taxes	27,819	35,046	74,626
Other	448,449	324,963	440,272
	$585,585	$452,032	$792,139

8.	Seasonal Financing
On December 20, 2017, Mattel, Inc. and certain of its domestic subsidiaries ("U.S. Borrowers") and a Canadian subsidiary ("Canadian Borrower") entered into a syndicated facility agreement (as amended, the "Credit Agreement"), as borrowers thereunder, with Bank of America, N.A., as global administrative agent, collateral agent, Australian security trustee, and lender, and the other lenders and financial institutions party thereto, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the "senior secured revolving credit facilities"), consisting of an asset based lending facility, subject to borrowing base capacity, and a revolving credit facility secured by certain fixed assets and intellectual property of the U.S. Borrowers and certain equity interests in various subsidiaries of Mattel, subject to borrowing base capacity (the "Fixed Asset & IP Facility"). As of June 30, 2018, Mattel had outstanding borrowings under the senior secured revolving credit facilities of $80.0 million. There were no amounts outstanding as of December 31, 2017.
On March 28, 2018 and March 29, 2018, Mattel, Inc. and certain of its subsidiaries entered into various foreign joinder agreements to the Credit Agreement. The foreign joinder agreements join the relevant foreign borrowers and foreign lenders to the Credit Agreement, as contemplated therein, making portions of the senior secured revolving credit facilities available to other subsidiaries of Mattel, Inc. such that, together with the initial entry into the Credit Agreement, the senior secured revolving credit facilities are available to certain subsidiaries of Mattel, Inc., in their capacity as borrowers, located in the following jurisdictions: (i) the United States (the "U.S. Borrowers"), (ii) Canada (the "Canadian Borrower"), (iii) Germany, the Netherlands and the United Kingdom (the "European (GNU) Borrowers"), (iv) Spain (the "Spanish Borrower"), (v) France (the "French Borrower"), and (vi) Australia (the "Australian Borrower"), in each case through subfacilities in each such jurisdiction (each, a "Subfacility"). Through the initial Credit Agreement and the foreign joinder agreements, certain additional domestic and foreign subsidiaries of Mattel, Inc. are also parties to the Credit Agreement as guarantors of various obligations of the borrowers under the Credit Agreement as further described below.
On June 1, 2018, Mattel, Inc. entered into an amendment (the "Amendment") to the Credit Agreement. The Amendment amends certain terms of the Credit Agreement, including, but not limited to, the extension of the maturity date of the Credit Agreement (and the facilities and lending commitments thereunder) from December 20, 2020 to June 1, 2021.

Borrowings under the senior secured revolving credit facilities (i) are limited by jurisdiction-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, eligible inventory and certain fixed assets and intellectual property, as applicable, minus the amount of any applicable reserves, and (ii) bear interest at a floating rate, which can be either, at the Borrower’s option, (a) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 3.00% per annum or (b) an alternate base rate plus an applicable margin ranging from 0.25% to 2.00% per annum, in each case, such applicable margins to be determined based on the Borrower’s average borrowing availability remaining under the senior secured revolving credit facilities.
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
The U.S. Borrowers, as well as certain Mattel U.S. subsidiaries that are guarantors (the "U.S. Guarantors"), are guaranteeing the obligations of all Borrowers under the senior secured revolving credit facilities. Additionally, the obligations of the Canadian Borrower, the French Borrower, the Spanish Borrower, the European (GNU) Borrowers and the Australian Borrower (collectively, the "Foreign Borrowers"), are each guaranteed by the obligations of the other Foreign Borrowers, as well as additional foreign subsidiaries of Mattel, Inc. that are guarantors (the "Foreign Guarantors").
The U.S. Subfacility is secured by liens on substantially all of the U.S. Borrowers’ and the U.S. Guarantors’ accounts receivable and inventory (the "U.S. Current Assets Collateral"). The Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility and the Australian Subfacility are each secured by a first priority lien on (i) the accounts receivable and inventory of the applicable Foreign Borrower(s) and Foreign Guarantors under such facility, and (ii) the U.S. Current Assets Collateral. The Fixed Asset & IP Facility is secured by a first priority lien on certain owned real property in the U.S., certain U.S. trademarks and patents and 100% of the equity interests in the U.S. Borrowers (aside from Mattel) and U.S. Guarantors, as well as 65% of the voting equity interests and 100% of the non-voting equity interests in Mattel Holdings Limited. The Fixed Asset & IP Facility is also secured by 65% of the voting equity interests of such additional Foreign Borrowers and Foreign Guarantors that are directly owned by a U.S. Borrower or U.S. Guarantor.
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
The fixed charge coverage ratio covenant was not in effect based on Mattel's excess availability under the senior secured revolving credit facilities as of June 30, 2018. Mattel was in compliance with all covenants contained in the Credit Agreement as of June 30, 2018. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt
Long-term debt includes the following:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2018 and March 2023	250,000	500,000	500,000
2014 Senior Notes due May 2019	—	500,000	500,000
2016 Senior Notes due August 2021	350,000	350,000	350,000
2017/2018 Senior Notes due December 2025	1,500,000	—	1,000,000
Debt issuance costs and debt discount	(51,823)	(14,307)	(26,881)
	2,848,177	2,135,693	3,123,119
Less: current portion	—	(250,000)	(250,000)
Total long-term debt	$2,848,177	$1,885,693	$2,873,119
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
In May 2018, Mattel issued $500.0 million aggregate principal amount of its 6.75% senior unsecured notes due December 31, 2025 ("2018 Senior Notes"). The 2018 Senior Notes were issued pursuant to a supplemental indenture, dated May 31, 2018 (the "Supplemental Indenture"), to the Indenture, dated December 20, 2017, among Mattel, the guarantors named therein and MUFG Union Bank, N.A., as Trustee.
In June 2018, Mattel used the net proceeds from the issuance of its 2018 Senior Notes, plus cash on hand, to redeem and retire all of its 2014 Senior Notes due May 6, 2019 at a redemption price equal to the principal amount, plus accrued and unpaid interest.

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Benefit plan liabilities	$179,473	$206,200	$168,539
Noncurrent tax liabilities	122,425	96,083	124,330
Other	141,951	150,001	191,257
	$443,849	$452,284	$484,126

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2018	$(21,986)	$(2,879)	$(141,597)	$(572,687)	$(739,149)
Other comprehensive income (loss) before reclassifications	17,652	(2,709)	(2,899)	(105,727)	(93,683)
Amounts reclassified from accumulated other comprehensive income (loss)	4,786	—	3,968	—	8,754
Net increase (decrease) in other comprehensive income (loss)	22,438	(2,709)	1,069	(105,727)	(84,929)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2018	$452	$(5,588)	$(140,528)	$(678,414)	$(824,078)

	For the Six Months Ended June 30, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive income (loss) before reclassifications	12,333	(2,789)	(3,107)	(63,738)	(57,301)
Amounts reclassified from accumulated other comprehensive income (loss)	9,217	—	5,792	—	15,009
Net increase (decrease) in other comprehensive income (loss)	21,550	(2,789)	2,685	(63,738)	(42,292)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2018	$452	$(5,588)	$(140,528)	$(678,414)	$(824,078)

	For the Three Months Ended June 30, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2017	$2,656	$1,835	$(156,649)	$(751,674)	$(903,832)
Other comprehensive (loss) income before reclassifications	(27,406)	(2,423)	(100)	51,067	21,138
Amounts reclassified from accumulated other comprehensive income (loss)	(364)	—	1,124	—	760
Net (decrease) increase in other comprehensive income (loss)	(27,770)	(2,423)	1,024	51,067	21,898
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2017	$(25,114)	$(588)	$(155,625)	$(700,607)	$(881,934)

	For the Six Months Ended June 30, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(39,990)	(3,737)	(200)	105,336	61,409
Amounts reclassified from accumulated other comprehensive income (loss)	(2,593)	—	2,279	—	(314)
Net (decrease) increase in other comprehensive income (loss)	(42,583)	(3,737)	2,079	105,336	61,095
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2017	$(25,114)	$(588)	$(155,625)	$(700,607)	$(881,934)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2018	June 30, 2017	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(4,767)	$259	Cost of sales
Tax effect of net (loss) gain	(19)	105	Provision (benefit) for income taxes
	$(4,786)	$364	Net loss
Defined Benefit Pension Plans
Amortization of prior service credit (cost)	$502	$(7)	(a)
Recognized actuarial loss	(2,046)	(1,859)	(a)
Settlement loss	(2,401)	—	Other non-operating income/expense
	(3,945)	(1,866)
Tax effect of net loss	(23)	742	Provision (benefit) for income taxes
	$(3,968)	$(1,124)	Net loss

	For the Six Months Ended
	June 30, 2018	June 30, 2017	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(9,150)	$2,466	Cost of sales
Tax effect of net (loss) gain	(67)	127	Provision (benefit) for income taxes
	$(9,217)	$2,593	Net loss
Defined Benefit Pension Plans
Amortization of prior service credit (cost)	$1,003	$(15)	(a)
Recognized actuarial loss	(4,363)	(3,716)	(a)
Settlement loss	(2,443)	—	Other non-operating income/expense
	(5,803)	(3,731)
Tax effect of net loss	11	1,452	Provision (benefit) for income taxes
	$(5,792)	$(2,279)	Net loss

________________________________________

(a)
The amortization of prior service credit (cost) and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net loss of $63.7 million for the six months ended June 30, 2018, primarily due to the weakening of the Euro, Brazilian real, Russian ruble, and British pound sterling against the U.S. dollar. Currency translation adjustments resulted in a net gain of $105.3 million for the six months ended June 30, 2017, primarily due to the strengthening of Euro, Mexican peso and British pound sterling against the U.S. dollar.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive (loss) income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2018, June 30, 2017, and December 31, 2017, Mattel held foreign currency forward exchange contracts with notional amounts of $992.8 million, $1.38 billion, and $987.7 million, respectively.

The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2018	June 30, 2017	December 31, 2017
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$7,321	$3,026	$2,175
Foreign currency forward exchange contracts	Other noncurrent assets	2,041	626	115
Total derivatives designated as hedging instruments		$9,362	$3,652	$2,290
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$1,418	$5,054	$5,514
Total		$10,780	$8,706	$7,804

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2018	June 30, 2017	December 31, 2017
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$6,535	$19,719	$15,970
Foreign currency forward exchange contracts	Other noncurrent liabilities	195	6,127	3,159
Total derivatives designated as hedging instruments		$6,730	$25,846	$19,129
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Accrued liabilities	$630	$772	$191
Total		$7,360	$26,618	$19,320
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2018		June 30, 2017		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$17,652	$(4,786)	$(27,406)	$364	Cost of sales

	For the Six Months Ended
	June 30, 2018		June 30, 2017		Statements of Operations Classification
	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Reclassified from Accumulated OCI to Statements of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$12,333	$(9,217)	$(39,990)	$2,593	Cost of sales
The net losses of $4.8 million and $9.2 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2018, respectively, and the net gains of $0.4 million and $2.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2017 , respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(31,552)	$25,389	Other non-operating income/expense
Foreign currency forward exchange contracts	(248)	116	Cost of sales
Total	$(31,800)	$25,505

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(16,864)	$50,958	Other non-operating income/expense
Foreign currency forward exchange contracts	(248)	502	Cost of sales
Total	$(17,112)	$51,460
The net losses of $31.8 million and $17.1 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2018, respectively, and the net gains of $25.5 million and $51.5 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2017, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$10,780	$—	$10,780
Available-for-sale security (b)	6,201	—	—	6,201
Total assets	$6,201	$10,780	$—	$16,981
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$7,360	$—	$7,360

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$8,706	$—	$8,706
Available-for-sale security (b)	11,201	—	—	11,201
Total assets	$11,201	$8,706	$—	$19,907
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$26,618	$—	$26,618

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,804	$—	$7,804
Available-for-sale security (b)	8,991	—	—	8,991
Total assets	$8,991	$7,804	$—	$16,795
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$19,320	$—	$19,320
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
Non-Recurring Fair Value Measurements
Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. During the three and six months ended June 30, 2018, Mattel fully impaired certain intangible assets and property, plant, and equipment of $7.1 million and $11.9 million, respectively, due to discontinued use.

Other Financial Instruments
Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, accrued liabilities, and short-term and long-term borrowings. The fair values of these instruments approximate their carrying values because of their short-term nature. Cash is classified as Level 1 and all other financial instruments are classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.73 billion (compared to a carrying value of $2.90 billion) as of June 30, 2018, $2.20 billion (compared to a carrying value of $2.15 billion) as of June 30, 2017, and $3.01 billion (compared to a carrying value of $3.15 billion) as of December 31, 2017. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.	Earnings Per Share
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Prior to June 30, 2018, certain of Mattel’s restricted stock units ("RSUs") were considered participating securities because they contained nonforfeitable rights to dividend equivalents.
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
The following table reconciles earnings per common share for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands, except per share amounts)
Basic:
Net loss	$(240,931)	$(56,075)	$(552,184)	$(169,306)
Less: net loss allocable to participating RSUs (a)	—	—	—	—
Net loss available for basic common shares	$(240,931)	$(56,075)	$(552,184)	$(169,306)
Weighted average common shares outstanding	344,584	343,116	344,507	343,020
Basic net loss per common share	$(0.70)	$(0.16)	$(1.60)	$(0.49)
Diluted:
Net loss	$(240,931)	$(56,075)	$(552,184)	$(169,306)
Less: net loss allocable to participating RSUs (a)	—	—	—	—
Net loss available for diluted common shares	$(240,931)	$(56,075)	$(552,184)	$(169,306)
Weighted average common shares outstanding	344,584	343,116	344,507	343,020
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs (b)	—	—	—	—
Weighted average number of common and potential common shares	344,584	343,116	344,507	343,020
Diluted net loss per common share	$(0.70)	$(0.16)	$(1.60)	$(0.49)
 _______________________________________

(a)	During the three and six months ended June 30, 2018 and 2017, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses.

(b)
Mattel was in a net loss position during the three and six months ended June 30, 2018 and 2017, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

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
The cumulative effect of the adoption of the new revenue standards on January 1, 2018 was reflected as a net reduction of approximately $29 million to the opening balance of retained earnings associated with certain licensing contracts. The adoption of the new revenue standards did not have a material impact on Mattel's consolidated balance sheets or consolidated statements of earnings as of or for the three and six months ended June 30, 2018.
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
Practical Expedient
Mattel applied the practical expedient prescribed in the new revenue standards and did not evaluate contracts of one year or less for the existence of a significant financing component. Multi-year contracts were not material.

16.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in its 2017 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Service cost	$1,108	$1,077	$2,192	$2,243
Interest cost	4,555	3,571	9,197	8,891
Expected return on plan assets	(5,657)	(5,752)	(11,331)	(11,485)
Amortization of prior service cost	8	7	16	15
Recognized actuarial loss	2,126	1,821	4,523	3,641
Settlement loss	2,401	—	2,443	—
	$4,541	$724	$7,040	$3,305
A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Service cost	$—	$—	$1	$1
Interest cost	52	151	104	406
Amortization of prior service credit	(509)	—	(1,019)	—
Recognized actuarial (gain) loss	(80)	38	(160)	75
	$(537)	$189	$(1,074)	$482
In accordance with ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which went into effect for interim and annual reporting periods beginning on January 1, 2018, Mattel's service cost component is recorded within operating income, presented in the same line items as other employee compensation costs arising from employee services rendered in the period, while other components of net periodic pension cost and postretirement benefit cost are recorded outside of income from operations, presented in other non-operating (income) expense, net. Prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $(0.3) million and $1.1 million of (income) expense, net from other selling and administrative expenses to other non-operating (income) expense, net for the three and six months ended June 30, 2017, respectively.
During the six months ended June 30, 2018, Mattel made cash contributions totaling approximately $17 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2018, Mattel expects to make additional cash contributions of approximately $4 million.

17.	Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Share-Based Payments" in its 2017 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than ten years from the date of grant. Both stock options and time-vesting RSUs generally provide for vesting over a period of three years from the date of grant.
In April 2018, the Compensation Committee approved a new long-term incentive program for the January 1, 2018–December 31, 2020 performance cycle. As of June 30, 2018, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2016–December 31, 2018 performance cycle, (ii) a January 1, 2017–December 31, 2019 performance cycle, and (iii) a January 1, 2018–December 31, 2020 performance cycle.

For the January 1, 2018-December 31, 2020 performance cycle, Mattel granted performance-based restricted stock units ("Performance RSUs") under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives providing services to Mattel. Performance RSUs granted under this program are also earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel's performance with respect to (i) a cumulative three-year free cash flow target for the performance cycle and (ii) Mattel's total shareholder return (“TSR”) multiplier, which is based on Mattel’s three-year TSR relative to the TSR realized by companies comprised of the S&P 500 as of the first day of the performance cycle. The Performance RSUs also have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid in shares of Mattel common stock.
During the three and six months ended June 30, 2018, Mattel recognized no compensation expense in connection with its 2018–2020 performance cycle. During the three and six months ended June 30, 2018, Mattel recognized no compensation expense related to the 2017–2019 and the 2016–2018 performance-related component and recognized minimal expense related to the 2017–2019 and the 2016–2018 market-related component.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Stock option compensation expense	$690	$2,743	$3,374	$5,816
RSU compensation expense	7,304	15,139	19,043	24,737
	$7,994	$17,882	$22,417	$30,553
The decline in compensation expense for the three and six months ended June 30, 2018 was primarily attributable to forfeitures during the period. As of June 30, 2018, total unrecognized compensation cost related to unvested share-based payments totaled $62.7 million and is expected to be recognized over a weighted-average period of 1.9 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises was $0 and $1.7 million during the six months ended June 30, 2018 and 2017, respectively.

18.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Design and development	$54,081	$56,684	$106,221	$108,496
Identifiable intangible asset amortization	9,532	4,412	19,730	8,601

19.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating expense/income, net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, Chinese renminbi, Mexican peso, Brazilian real, Canadian dollar, Australian dollar, British pound sterling, and Russian ruble are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Operating loss	$(12,274)	$(6,845)	$(4,541)	$(34,994)
Other non-operating income (expense), net	446	(6,140)	1,033	(6,124)
Net transaction losses	$(11,828)	$(12,985)	$(3,508)	$(41,118)

20.	Restructuring Charges
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
In connection with the Structural Simplification Cost Savings program, Mattel recorded severance and other restructuring charges of $47.8 million and $72.7 million during the three and six months ended June 30, 2018, respectively, within other selling and administrative expenses in the consolidated statements of operations, which is included in corporate and other expense in "Note 23 to the Consolidated Financial Statements—Segment Information." To date, Mattel has recorded cumulative severance and other restructuring charges of $117.8 million and expects to incur total charges of approximately $200 million related to the Structural Simplification Cost Savings program.
The following table summarizes Mattel's severance and other restructuring costs activity for the six months ended June 30, 2018:

	Liability at December 31, 2017	Charges	Payments/Utilization	Liability at June 30, 2018
	(In thousands)
Severance	$29,794	$46,470	$(30,307)	$45,957
Other restructuring costs	5,394	26,241	(12,223)	19,412
	$35,188	$72,711	$(42,530)	$65,369

21.	Income Taxes
Mattel’s provision for income taxes was $6.9 million and $4.3 million for the three and six months ended June 30, 2018, respectively, as compared to a benefit for income taxes of $17.7 million and $50.1 million for the three and six months ended June 30, 2017, respectively. Mattel recognized a net discrete tax benefit of $2.3 million and a net discrete tax expense of $2.2 million for the three and six months ended June 30, 2018, respectively, as compared to net discrete tax benefits of $3.2 million and $2.7 million for the three and six months ended June 30, 2017, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. In the third quarter of 2017, Mattel established a valuation allowance on its U.S. deferred tax assets and continues to maintain a valuation allowance on its U.S. deferred tax assets. Therefore, Mattel’s 2018 tax expense or benefit is primarily driven by income or loss in taxable jurisdictions outside the U.S.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $25 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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
As of December 31, 2017, Mattel reasonably estimated and recorded provisional adjustments associated with the impact of the corporate tax rate change. Mattel has not made any additional measurement-period adjustments related to these items during the first six months of 2018. Mattel continues to gather additional information to complete the accounting for these items and will complete our accounting within the prescribed measurement period.
Mattel has not yet been able to reasonably estimate the impact of the deemed repatriation of accumulated foreign earnings and no provisional adjustments were recorded as of June 30, 2018. Mattel is continuing to evaluate the impact of this provision of the Tax Act and will complete the accounting for this item within the prescribed measurement period. In addition, Mattel may re-evaluate the intentions related to the indefinite reinvestment assertion, as the incremental tax expense from repatriation of foreign earnings may be significantly less under the Tax Act.
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
In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter for 5.0 million Brazilian real. The settlement is subject to approval by the Brazilian courts and as of June 30, 2018, Mattel has accrued a reserve of approximately $1.5 million.
Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California (consolidating Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against Mattel, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuit asserts allegations that the defendants artificially inflated Mattel’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and Mattel’s overall financial condition. The lawsuit alleges that the defendants’ conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices. On May 24, 2018, the Court granted Mattel’s motion to dismiss the class action lawsuit, and on June 25, 2018, the plaintiff filed a motion informing the Court he would not be filing an amended complaint. The plaintiff will have the opportunity to file an appeal after the Court enters judgment in favor of Mattel.

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
Mattel designs, manufactures, and markets a broad variety of toy products worldwide which are sold to its customers and directly to consumers. Mattel reorganized its brands reporting structure in the first quarter of 2018 as outlined below. Prior period amounts have been reclassified to conform to the current period presentation.
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
Segment Data
The following tables present information about revenues, income, and assets by segment. In the following tables, Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures" of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to brands or individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income from operations based on the adjustments recorded in the financial accounting systems. Segment income represents each segment’s operating income, while consolidated operating income represents income from operations before net interest, other non-operating expense/income, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, severance and restructuring, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Revenues by Segment
North America	$442,883	$507,242	$791,273	$869,560
International	466,676	493,748	850,810	860,084
American Girl	44,561	67,516	112,048	153,500
Gross sales	954,120	1,068,506	1,754,131	1,883,144
Sales adjustments	(113,372)	(94,029)	(205,011)	(173,049)
Net sales	$840,748	$974,477	$1,549,120	$1,710,095

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Segment (Loss) Income
North America (a)	$(25,940)	$42,723	$(132,690)	$23,383
International (a)	(49,740)	(8,325)	(122,005)	(33,167)
American Girl (a)	(16,222)	(18,172)	(31,065)	(23,957)
	(91,902)	16,226	(285,760)	(33,741)
Corporate and other expense (b)	(97,289)	(65,256)	(180,012)	(140,902)
Operating loss	(189,191)	(49,030)	(465,772)	(174,643)
Interest expense	43,467	21,881	84,546	43,911
Interest (income)	(1,699)	(2,296)	(4,846)	(4,762)
Other non-operating expense, net	3,063	5,128	2,455	5,622
Loss before income taxes	$(234,022)	$(73,743)	$(547,927)	$(219,414)
__________________________________________

(a)
Segment loss for the three and six months ended June 30, 2018, includes $(7.0) million and $79.8 million, respectively, of net sales reversal and bad debt expense, net attributable to the Toys "R" Us liquidation. For the six months ended June 30, 2018, the North America, International, and American Girl segments recorded charges of $68.5 million, $9.6 million, and $1.7 million, respectively, related to the Toys "R" Us liquidation.

(b)
Corporate and other expense includes severance and restructuring expenses of $47.8 million and $72.7 million for the three and six months ended June 30, 2018, respectively, and $5.8 million and $8.8 million for the three and six months ended June 30, 2017, respectively, and share-based compensation expense of $8.0 million and $22.4 million for the three and six months ended June 30, 2018, respectively, and $17.9 million and $30.6 million for the three and six months ended June 30, 2017, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2018	June 30, 2017	December 31, 2017
	(In thousands)
Assets by Segment
North America	$591,273	$750,027	$692,232
International	692,341	791,822	829,185
American Girl	78,315	168,114	100,184
	1,361,929	1,709,963	1,621,601
Corporate and other	133,423	143,622	107,713
Accounts receivable, net and inventories	$1,495,352	$1,853,585	$1,729,314

The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Worldwide Revenues by Brand Category (a)
Barbie	$170,733	$152,175	$323,424	$275,566
Hot Wheels	167,306	138,372	312,246	264,052
Fisher-Price and Thomas & Friends	236,176	275,948	423,971	480,992
American Girl	45,218	67,292	112,645	153,105
Toy Box	334,687	434,719	581,845	709,429
Gross sales	954,120	1,068,506	1,754,131	1,883,144
Sales adjustments	(113,372)	(94,029)	(205,011)	(173,049)
Net sales	$840,748	$974,477	$1,549,120	$1,710,095
__________________________________________
(a) Mattel reorganized its brands reporting structure in the first quarter of 2018. Prior period amounts have been reclassified to conform to the current period presentation.
Geographic Information
The table below presents information by geographic area. Revenues are attributed to countries based on location of customer.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Revenues
North America	$487,444	$574,758	$903,321	$1,023,060
International (a)
Europe	171,311	178,224	339,649	334,785
Latin America	138,550	134,297	213,018	204,065
Global Emerging Markets	156,815	181,227	298,143	321,234
Total International	466,676	493,748	850,810	860,084
Gross sales	954,120	1,068,506	1,754,131	1,883,144
Sales adjustments	(113,372)	(94,029)	(205,011)	(173,049)
Net sales	$840,748	$974,477	$1,549,120	$1,710,095
__________________________________________
(a) Mattel reorganized its regional reporting structure in the first quarter of 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current period presentation.

24.	New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
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
Accounting Pronouncements Not Yet Adopted
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity's adoption date of ASU 2014-09, which Mattel adopted on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2018-07 on its consolidated financial statements.

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
Overview

Mattel is a leading global children’s entertainment company that specializes in design and production of quality toys and consumer products. Mattel reorganized its brands reporting in the first quarter of 2018 as outlined below to better align with internal reporting on gross sales. Prior period amounts have been reclassified to conform to the current period presentation.
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
Owned Brands—Mattel has an engaging portfolio of owned brands such as MEGA BLOKS, Uno, Enchantimals, Monster High, Polly Pocket, Fireman Sam, and Matchbox.
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

Mattel's vision is to "inspire the wonder of childhood as the global leader in learning and development through play." In order to deliver on this vision, Mattel is focused on the following five-pillar strategy:

•	Build Mattel's Power Brands into connected 360-degree play systems and experiences;

•	Accelerate emerging markets growth with digital-first solutions;

•	Focus and strengthen Mattel's innovation portfolio;

•	Reshape Mattel's operations to enable this strategy - leaner, faster, and smarter - via commercial realignment, supply chain transformation and IT transformation; and

•	Reignite Mattel's culture and team.
Results of Operations—Second Quarter
Consolidated Results
Net sales for the second quarter of 2018 were $840.7 million, a 14% decrease, as compared to $974.5 million in the second quarter of 2017. Net sales for the second quarter of 2018 were negatively impacted by lower Toys "R" Us sales as a result of its liquidation, primarily in the U.S. Net loss for the second quarter of 2018 was $240.9 million, or $0.70 per diluted share, as compared to a net loss of $56.1 million, or $0.16 per diluted share, in the second quarter of 2017. Net loss for the second quarter of 2018 was negatively impacted by lower gross profit, lower net sales, and higher interest expense.
The following table provides a summary of Mattel’s consolidated results for the second quarter of 2018 and 2017:

	For the Three Months Ended				Year/Year Change
	June 30, 2018		June 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$840.7	100.0%	$974.5	100.0%	-14%	—
Gross profit	$253.2	30.1%	$399.7	41.0%	-37%	-1,090
Advertising and promotion expenses	82.4	9.8%	95.5	9.8%	-14%	—
Other selling and administrative expenses	360.0	42.8%	353.2	36.2%	2%	660
Operating loss	(189.2)	-22.5%	(49.0)	-5.0%	286%	-1,750
Interest expense	43.5	5.2%	21.9	2.2%	99%	300
Interest (income)	(1.7)	-0.2%	(2.3)	-0.2%	-26%	—
Other non-operating expense, net	3.1		5.1			—
Loss before income taxes	$(234.0)	-27.8%	$(73.7)	-7.6%	217%	-2,020

Sales
Net sales for the second quarter of 2018 were $840.7 million, a 14% decrease, as compared to $974.5 million in the second quarter of 2017.
The following table provides a summary of Mattel’s consolidated gross sales by brand for the second quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$170.7	$152.2	12%	—%
Hot Wheels	167.3	138.4	21%	-1%
Fisher-Price and Thomas & Friends	236.2	275.9	-14%	1%
American Girl	45.2	67.3	-33%	—%
Total Power Brands	619.4	633.8	-2%	—%

Toy Box
Owned Brands	159.9	176.8	-10%	—%
Partner Brands	174.7	258.0	-32%	—%
Total Toy Box	334.7	434.7	-23%	—%

Total Gross Sales	954.1	1,068.5	-11%	—%
Sales Adjustments	113.4	94.0
Total Net Sales	$840.7	$974.5	-14%	—%
Gross sales were $954.1 million in the second quarter of 2018, a decrease of $114.4 million or 11%, as compared to $1.07 billion in the second quarter of 2017, and included a negative impact from Toys "R" Us of 10%. The decrease in gross sales was due to declines in both Toy Box and Power Brands.
The 2% decrease in Power Brands gross sales was due to lower sales of American Girl and Fisher-Price and Thomas & Friends products, substantially offset by higher sales of Hot Wheels and Barbie products. The 33% decrease in American Girl gross sales was due to lower sales across channels and the sale of Corolle in the first quarter of 2018. Of the 14% decrease in Fisher-Price and Thomas & Friends gross sales, 10% was due to lower sales of Fisher-Price infant products. The 21% increase in Hot Wheels was primarily driven by higher sales of diecast cars. The 12% increase in Barbie gross sales was primarily driven by positive POS brand momentum.
The 23% decrease in Toy Box gross sales was due to lower sales of both Toy Box Partner Brands and Toy Box Owned Brands. Of the 32% decrease in Toy Box Partner Brands gross sales, 44% was due to lower sales of CARS products and 5% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 22%. Of the 10% decrease in Toy Box Owned Brands gross sales, 10% was due to lower sales of MEGA BLOKS products, 3% was due to lower sales of Monster High products, and 3% was due to lower sales of owned action figure products, partially offset by higher sales of Enchantimals products of 11%.
Cost of Sales
Cost of sales as a percentage of net sales was 69.9% in the second quarter of 2018, as compared to 59.0% in the second quarter of 2017. Cost of sales increased by $12.7 million, or 2%, to $587.5 million in the second quarter of 2018 from $574.8 million in the second quarter of 2017, as compared to a 14% decrease in net sales. Within cost of sales, freight and logistics expenses increased by $8.0 million, or 12%, to $76.7 million in the second quarter of 2018 from $68.7 million in the second quarter of 2017; product and other costs increased by $5.3 million, or 1%, to $456.6 million in the second quarter of 2018 from $451.3 million in the second quarter of 2017; and royalty expense decreased by $0.6 million, or 1%, to $54.2 million in the second quarter of 2018 from $54.8 million in the second quarter of 2017.

Gross Margin
Gross margin decreased to 30.1% in the second quarter of 2018 from 41.0% in the second quarter of 2017. The decrease in gross margin was primarily driven by higher product-related costs, higher obsolescence expense, a higher sales adjustments rate, unfavorable foreign exchange, and higher freight and logistics expenses.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the second quarter of 2018 was 9.8%, or flat as compared to the second quarter 2017.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $360.0 million, or 42.8% of net sales, in the second quarter of 2018, as compared to $353.2 million, or 36.2% of net sales, in the second quarter of 2017. The increase in other selling and administrative expenses was primarily due to higher severance and restructuring costs of approximately $42 million, partially offset by Structural Simplification savings of approximately $29 million and lower incentive and equity compensation expenses of approximately $9 million.
Interest Expense
Interest expense was $43.5 million in the second quarter of 2018, as compared to $21.9 million in the second quarter of 2017. The increase in interest expense was due to higher interest rates and outstanding debt levels.
Provision for Income Taxes
Mattel’s provision for income taxes for the three months ended June 30, 2018 was $6.9 million, as compared to a benefit from income taxes of $17.7 million for the three months ended June 30, 2017. Mattel recognized net discrete tax benefits of $2.3 million and $3.2 million during the three months ended June 30, 2018 and 2017, respectively, primarily related to reassessments of prior years’ tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. In the third quarter of 2017, Mattel established a valuation allowance on its U.S. deferred tax assets and continues to maintain a valuation allowance on its U.S. deferred tax assets. Therefore, Mattel's 2018 tax expense or benefit is primarily driven by income or loss in taxable jurisdictions outside the U.S.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the second quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$69.2	$67.5	2%	—%
Hot Wheels	70.8	55.5	28%	1%
Fisher-Price and Thomas & Friends	128.5	150.9	-15%	—%
Total Power Brands	268.4	273.9	-2%	—%

Toy Box
Owned Brands	79.9	96.9	-18%	—%
Partner Brands	94.5	136.4	-31%	—%
Total Toy Box	174.5	233.3	-25%	—%

Total Gross Sales	442.9	507.3	-13%	—%
Sales Adjustments	30.2	24.7
Total Net Sales	$412.7	$482.6	-14%	1%

Gross sales for the North America segment were $442.9 million in the second quarter of 2018, a decrease of $64.4 million, or 13%, as compared to $507.3 million in the second quarter of 2017, and included a negative impact from Toys "R" Us of 20%. The decrease in North America segment gross sales was due to declines in both Toy Box and Power Brands sales.

The 2% decrease in Power Brands gross sales was due to lower sales of Fisher-Price and Thomas & Friends products, substantially offset by higher sales of Hot Wheels products. Of the 15% decrease in Fisher-Price and Thomas & Friends gross sales, 8% was due to lower sales of Fisher-Price infant products, 4% was due to lower sales of Little People products, and 4% was due to lower sales of Thomas & Friends products. The 28% increase in Hot Wheels gross sales was primarily driven by higher sales of diecast cars.

The 25% decrease in Toy Box gross sales was due to lower sales of both Toy Box Partner Brands and Toy Box Owned Brands. Of the 31% decrease in Toy Box Partner Brands gross sales, 40% was due to lower sales of CARS products and 6% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 21%. Of the 18% decrease in Toy Box Owned Brands gross sales, 8% was due to lower sales of MEGA BLOKS products and 4% was due to lower sales of Monster High products.
Cost of sales remained flat in the second quarter of 2018, as compared to a 14% decrease in net sales, primarily due to higher obsolescence expense and higher freight and logistics expenses. Gross margin in the second quarter of 2018 decreased due to higher obsolescence expense, higher product-related costs, and higher freight and logistics expenses.
North America segment loss was $25.9 million in the second quarter of 2018, as compared to segment income of $42.7 million in the second quarter of 2017, primarily due to lower gross profit and lower net sales.

International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the second quarter of 2018 versus 2017:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-10%	—%
Europe	-8%	5%
Latin America	-1%	-8%
Global Emerging Markets	-19%	—%
The following table provides a summary of percentage changes in gross sales within the International segment in the second quarter of 2018 versus 2017:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-5%	—%
Europe	-4%	5%
Latin America	3%	-9%
Global Emerging Markets	-13%	—%
__________________________________________
(a) Mattel reorganized its regional reporting structure in the first quarter of 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current period presentation.
The following table provides a summary of Mattel’s gross sales by brand for the International segment for the second quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$101.6	$84.6	20%	—%
Hot Wheels	96.5	82.9	16%	-3%
Fisher-Price and Thomas & Friends	107.7	125.1	-14%	—%
American Girl	0.8	—
Total Power Brands	306.6	292.6	5%	—%

Toy Box
Owned Brands	79.9	79.6	—%	—%
Partner Brands	80.2	121.6	-34%	—%
Total Toy Box	160.1	201.2	-20%	1%

Total Gross Sales	466.7	493.7	-5%	—%
Sales Adjustments	81.9	65.0
Total Net Sales	$384.8	$428.7	-10%	—%
Gross sales for the International segment were $466.7 million in the second quarter of 2018, a decrease of $27 million, or 5%, as compared to $493.7 million in the second quarter of 2017, and included a negative impact from Toys "R" Us of 3%. The decrease in International segment gross sales was driven by lower Toy Box sales, partially offset by higher Power Brands sales.

The 5% increase in Power Brands gross sales was due to higher sales of Barbie and Hot Wheels products, substantially offset by lower sales of Fisher-Price and Thomas & Friends products. The 20% increase in Barbie gross sales was primarily driven by positive POS brand momentum. The 16% increase in Hot Wheels gross sales was primarily driven by higher sales of diecast cars. Of the 14% decrease in Fisher-Price and Thomas & Friends gross sales, 12% was due to lower sales of Fisher-Price infant products.
The 20% decrease in Toy Box Brands gross sales was primarily due to lower sales of Toy Box Partner Brands. Of the 34% decrease in Toy Box Partner Brands gross sales, 48% was due to lower sales of CARS products and 4% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 22%.
Cost of sales increased 6% in the second quarter of 2018, as compared to a 10% decrease in net sales, primarily due to higher product and other costs. Gross margin in the second quarter of 2018 decreased as a result of a higher sales adjustments rate, unfavorable foreign exchange, and higher product-related costs.
International segment loss was $49.7 million in the second quarter of 2018, as compared to a segment loss of $8.3 million in the second quarter of 2017, primarily due to lower gross profit and lower net sales.
American Girl Segment
The following table provides a summary of the American Girl segment's gross sales for the second quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$44.6	$67.5	-34%	—%
Sales Adjustments	1.4	4.3
Total Net Sales	$43.2	$63.2	-32%	—%
Gross sales for the American Girl segment were $44.6 million in the second quarter of 2018, a decrease of $22.9 million, or 34%, as compared to $67.5 million in the second quarter of 2017. The 34% decrease in American Girl gross sales was due to lower sales across channels and the sale of Corolle in the first quarter of 2018.
Cost of sales decreased 29% in the second quarter of 2018, as compared to a 32% decrease in net sales. Gross margin in the second quarter of 2018 decreased as a result of higher freight and logistics expenses.
American Girl segment loss was $16.2 million in the second quarter of 2018, as compared to a segment loss of $18.2 million in the second quarter of 2017, primarily due to lower other selling and administrative expenses, partially offset by lower gross profit and lower net sales.
Results of Operations—First Half
Consolidated Results
Net sales for the first half of 2018 were $1.55 billion, a 9% decrease, as compared to $1.71 billion in the first half of 2017. Net sales for the first half of 2018 were negatively impacted by lower Toys "R" Us sales as a result of its liquidation, primarily in the U.S., and the reversal of net sales which occurred in the first quarter of 2018 of approximately $30 million. Gross margin in the first half of 2018 excludes these net sales, but includes the corresponding cost of sales for the inventory sold to Toys "R" Us. In addition, Mattel recorded bad debt expense, net related to outstanding Toys "R" Us receivables as of December 31, 2017 of approximately $50 million within other selling and administrative expenses. Net loss for the first half of 2018 was $552.2 million, or $1.60 per diluted share, as compared to net loss of $169.3 million, or $0.49 per diluted share, in the first half of 2017. Net loss for the first half of 2018 was negatively impacted by lower gross profit, lower net sales, higher other selling and administrative expenses, and higher interest expense.

The following table provides a summary of Mattel’s consolidated results for the first half of 2018 and 2017:

	For the Six Months Ended				Year/Year Change
	June 30, 2018		June 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,549.1	100.0%	$1,710.1	100.0%	-9%	—
Gross profit	$472.1	30.5%	$678.5	39.7%	-30%	-920
Advertising and promotion expenses	153.2	9.9%	169.1	9.9%	-9%	—
Other selling and administrative expenses	784.6	50.6%	684.0	40.0%	15%	1,060
Operating loss	(465.8)	-30.1%	(174.6)	-10.2%	167%	-1,990
Interest expense	84.5	5.5%	43.9	2.6%	93%	290
Interest (income)	(4.8)	-0.3%	(4.8)	-0.3%	2%	—
Other non-operating expense, net	2.5		5.7			—
Loss before income taxes	$(547.9)	-35.4%	$(219.4)	-12.8%	150%	-2,260
Sales
Net sales for the first half of 2018 were $1.55 billion, a 9% decrease, as compared to $1.71 billion in the first half of 2017.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first half of 2018 and 2017:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$323.4	$275.6	17%	2%
Hot Wheels	312.2	264.1	18%	1%
Fisher-Price and Thomas & Friends	424.0	481.0	-12%	1%
American Girl	112.6	153.1	-26%	1%
Total Power Brands	1,172.3	1,173.7	—%	2%

Toy Box
Owned Brands	290.6	316.2	-8%	2%
Partner Brands	291.2	393.2	-26%	1%
Total Toy Box	581.8	709.4	-18%	1%

Total Gross Sales	1,754.1	1,883.1	-7%	1%
Sales Adjustments	205.0	173.0
Total Net Sales	$1,549.1	$1,710.1	-9%	2%
Gross sales were $1.75 billion in the first half of 2018, a decrease of $129.0 million or 7%, as compared to $1.88 billion in the first half of 2017, with a favorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was primarily a result of lower Toy Box sales and included a negative impact from Toys "R" Us of 8%, including the reversal of approximately $30 million of gross sales in the first quarter of 2018.

Power Brands gross sales in the first half of 2018 were flat as compared to the first half of 2017 due to lower sales of American Girl products and Fisher-Price and Thomas & Friends products, offset by higher sales of Hot Wheels and Barbie products. The 26% decrease in American Girl gross sales was due to lower sales across channels and the sale of Corolle in the first quarter of 2018. Of the 12% decrease in Fisher-Price and Thomas & Friends gross sales, 7% was due to lower sales of Fisher-Price infant products, and 4% was due to lower sales of Thomas & Friends products. The 18% increase in Hot Wheels was primarily driven by higher sales of diecast cars, and tracks and playsets products. The 17% increase in Barbie gross sales was primarily driven by positive POS brand momentum and the introduction of new content and product lines.
The 18% decrease in Toy Box gross sales was primarily due to lower sales of Toy Box Partner Brands. Of the 26% decrease in Toy Box Partner Brands gross sales, 30% was due to lower sales of CARS products and 5% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 17%.
Cost of Sales
Cost of sales as a percentage of net sales was 69.5% in the first half of 2018, as compared to 60.3% in the first half of 2017. Cost of sales increased by $45.4 million, or 4%, to $1.08 billion in the first half of 2018 from $1.03 billion in the first half of 2017, as compared to a 9% decrease in net sales. Within cost of sales, freight and logistics expenses increased by $20.4 million, or 16%, to $151.2 million in the first half of 2018 from $130.8 million in the first half of 2017; product and other costs increased by $19.3 million, or 2%, to $836.8 million in the first half of 2018 from $817.5 million in the first half of 2017; and royalty expense increased by $5.7 million, or 7%, to $88.9 million in the first half of 2018 from $83.2 million in the first half of 2017.
Gross Margin
Gross margin decreased to 30.5% in the first half of 2018 from 39.7% in the first half of 2017. The decrease in gross margin was due to higher product-related costs, higher freight and logistics expenses, higher obsolescence expense, and an unfavorable impact from the Toys "R" Us liquidation. As a result of the Toys "R" Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the first half of 2018 was 9.9%, or flat as compared to the first half of 2017.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $784.6 million, or 50.6% of net sales, in the first half of 2018, as compared to $684.0 million, or 40.0% of net sales, in the first half of 2017. The increase in other selling and administrative expenses was primarily due to higher severance and restructuring costs of approximately $64 million and bad debt expense, net of approximately $50 million related to the Toys "R" Us liquidation, partially offset by Structural Simplification savings of approximately $41 million.
Interest Expense
Interest expense was $84.5 million in the first half of 2018, as compared to $43.9 million in the first half of 2017. The increase in interest expense was due to higher interest rates and outstanding debt levels.
Provision for Income Taxes
Mattel’s provision for income taxes for the six months ended June 30, 2018 was $4.3 million, as compared to a benefit from income taxes of $50.1 million for the six months ended June 30, 2017. Mattel recognized a net discrete tax expense of $2.2 million during the six months ended June 30, 2018, as compared to a net discrete tax benefit of $2.7 million for the six months ended June 30, 2017, primarily related to reassessments of prior years’ tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. In the third quarter of 2017, Mattel established a valuation allowance on its U.S. deferred tax assets and continues to maintain a valuation allowance on its U.S. deferred tax assets. Therefore, Mattel's 2018 tax expense or benefit is primarily driven by income or loss in taxable jurisdictions outside the U.S.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first half of 2018 and 2017:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$129.6	$114.4	13%	—%
Hot Wheels	134.3	109.0	23%	—%
Fisher-Price and Thomas & Friends	228.3	259.8	-12%	—%
Total Power Brands	492.3	483.3	2%	—%

Toy Box
Owned Brands	137.1	168.2	-18%	1%
Partner Brands	161.9	218.1	-26%	—%
Total Toy Box	299.0	386.3	-23%	—%

Total Gross Sales	791.3	869.6	-9%	—%
Sales Adjustments	52.4	44.8
Total Net Sales	$738.9	$824.8	-10%	1%
Gross sales for the North America segment were $791.3 million in the first half of 2018, a decrease of $78.3 million, or 9%, as compared to $869.6 million in the first half of 2017. The decrease in gross sales was primarily a result of lower Toy Box sales and included a negative impact from Toys "R" Us of 14%, including the reversal of approximately $27 million of gross sales in the first quarter of 2018.
Despite significantly lower Toys "R" Us sales, Power Brands gross sales increased 2% due to higher sales of Hot Wheels and Barbie products, substantially offset by lower sales of Fisher-Price and Thomas & Friends products. The 23% increase in Hot Wheels was primarily driven by higher sales of diecast cars and tracks and playsets products. The 13% increase in Barbie gross sales was primarily driven by positive POS brand momentum and the introduction of new product lines. Of the 12% decrease in Fisher-Price and Thomas & Friends gross sales, 6% was due to lower sales of Fisher-Price infant products and 4% was due to lower sales of Thomas & Friends products.
The 23% decrease in Toy Box gross sales was due to lower sales of both Toy Box Partner Brands and Toy Box Owned Brands. Of the 26% decrease in Toy Box Partner Brands gross sales, 29% was due to lower sales of CARS products and 7% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 16%. Of the 18% decrease in Toy Box Owned Brands gross sales, 8% was due to lower sales of MEGA BLOKS products, 5% was due to lower sales of Monster High products, and 4% was due to lower sales of Power Wheels products.
Cost of sales increased 5% in the first half of 2018, as compared to a 10% decrease in net sales, primarily due to higher freight and logistics expenses and higher product and other costs. Gross margin in the first half of 2018 decreased due to higher freight and logistics expenses, an unfavorable impact from the Toys "R" Us liquidation, higher obsolescence expense, and higher product-related costs. As a result of the Toys "R" Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
North America segment loss was $132.7 million in the first half of 2018, as compared to segment income of $23.4 million in the first half of 2017, primarily due to lower gross profit and higher other selling and administrative expenses.

International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first half of 2018 versus 2017:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-5%	3%
Europe	-2%	9%
Latin America	1%	-5%
Global Emerging Markets	-12%	1%
The following table provides a summary of percentage changes in gross sales within the International segment in the first half of 2018 versus 2017:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-1%	3%
Europe	1%	9%
Latin America	4%	-5%
Global Emerging Markets	-7%	2%
__________________________________________
(a) Mattel reorganized its regional reporting structure in the first quarter of 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current period presentation.

The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first half of 2018 and 2017:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$193.8	$161.1	20%	4%
Hot Wheels	178.0	155.0	15%	2%
Fisher-Price and Thomas & Friends	195.6	221.2	-12%	3%
American Girl	0.8	—
Total Power Brands	568.2	537.3	6%	3%

Toy Box
Owned Brands	153.4	147.7	4%	4%
Partner Brands	129.3	175.1	-26%	2%
Total Toy Box	282.6	322.8	-12%	4%

Total Gross Sales	850.8	860.0	-1%	3%
Sales Adjustments	148.8	119.8
Total Net Sales	$702.0	$740.2	-5%	3%
Gross sales for the International segment were $850.8 million in the first half of 2018, a decrease of $9.2 million, or 1%, as compared to $860.0 million in the first half of 2017. The decrease in the International segment gross sales was driven by lower Toy Box sales, partially offset by higher Power Brands sales, and included a negative impact from Toys "R" Us of 3%.

The 6% increase in Power Brands gross sales was due to higher sales of Barbie and Hot Wheels products, partially offset by lower sales of Fisher-Price and Thomas & Friends products. The 20% increase in Barbie gross sales was primarily driven by positive POS brand momentum and the introduction of new product lines. The 15% increase in Hot Wheels was primarily driven by higher sales of diecast cars and tracks and playsets products. Of the 12% decrease in Fisher-Price and Thomas & Friends products, 8% was due to lower sales of Fisher-Price infant products, and 4% was due to lower sales of Thomas & Friends products.
The 12% decrease in Toy Box Brands was due to lower sales of Toy Box Partner Brands. Of the 26% decrease in Toy Box Partner Brands gross sales, 31% was due to lower sales of CARS products and 5% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 17%.
Cost of sales increased 14% in the first half of 2018, as compared to a 5% decrease in net sales, primarily due to higher product and other costs and higher royalty expense. Gross margin in the first half of 2018 decreased as a result of unfavorable foreign exchange, higher product-related costs, and a higher sales adjustments rate.
International segment loss was $122.0 million in the first half of 2018, as compared to a segment loss of $33.2 million in the first half of 2017, driven primarily by lower gross profit.
American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first half of 2018 and 2017:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$112.0	$153.5	-27%	—%
Sales Adjustments	3.9	8.4
Total Net Sales	$108.2	$145.1	-25%	1%
Gross sales for the American Girl segment were $112.0 million in the first half of 2018, a decrease of $41.5 million, or 27%, as compared to $153.5 million in the first half of 2017. The decrease in American Girl gross sales was due to lower sales across channels and the sale of Corolle in the first quarter of 2018.
Cost of sales decreased 24% in the first half of 2018, as compared to a 25% decrease in net sales. Gross margin in the first half of 2018 was flat, as compared to the first half of 2017.
American Girl segment loss was $31.1 million in the first half of 2018, as compared to a segment loss of $24.0 million in the first half of 2017, driven primarily by lower gross profit, partially offset by lower other selling and administrative expenses.
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

Mattel realized cost savings (before severance and investments) of approximately $42 million within other selling and administrative expenses during the six months ended June 30, 2018. Although cost savings continue to be realized, raw material cost inflation and foreign exchange volatility are now expected to be much higher than initially projected and what has been experienced in recent years. Mattel continues to assess opportunities for additional savings through its expanded scope of work to optimize the manufacturing footprint and supply chain.
In connection with the Structural Simplification Cost Savings program, Mattel recorded severance and other restructuring charges of $47.8 million and $72.7 million during the three and six months ended June 30, 2018, respectively, within other selling and administrative expenses in the consolidated statements of operations. To date, Mattel has recorded cumulative severance and other restructuring charges of $117.8 million and expects to incur total charges of approximately $200 million related to the Structural Simplification Cost Savings program.
Income Taxes
Mattel’s provision for income taxes was $6.9 million and $4.3 million for the three and six months ended June 30, 2018, respectively, as compared to a benefit for income taxes of $17.7 million and $50.1 million for the three and six months ended June 30, 2017, respectively. Mattel recognized a net discrete tax benefit of $2.3 million and a net discrete tax expense of $2.2 million for the three and six months ended June 30, 2018, respectively, as compared to a net discrete tax benefit of $3.2 million and $2.7 million for the three and six months ended June 30, 2017, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. In the third quarter of 2017, Mattel established a valuation allowance on its U.S. deferred tax assets and continues to maintain a valuation allowance on its U.S. deferred tax assets. Therefore, Mattel’s 2018 tax expense or benefit is driven by income or loss in taxable jurisdictions outside the U.S.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $25 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
As of December 31, 2017, Mattel reasonably estimated and recorded provisional adjustments associated with the impact of the corporate tax rate change. Mattel has not made any additional measurement-period adjustments related to these items during the first six months of 2018. Mattel continues to gather additional information to complete the accounting for these items and will complete our accounting within the prescribed measurement period.
Mattel has not yet been able to reasonably estimate the impact of the deemed repatriation of accumulated foreign earnings and no provisional adjustments were recorded as of June 30, 2018. Mattel is continuing to evaluate the impact of this provision of the Tax Act and will complete the accounting for this item within the prescribed measurement period.
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

Of Mattel’s $228.6 million in cash and equivalents as of June 30, 2018, approximately $211 million is held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations may include investing and financing activities such as debt service, dividends, and share repurchases. Cash flows generated annually by its worldwide operations, the new senior secured revolving credit facilities, alternative forms of financing, and access to both public and private debt are available to fund domestic operations and obligations.
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
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel believes that it has sufficient liquidity to fund its business needs, including beginning of year cash and equivalents, cash flows from operations, and access to its new senior secured revolving credit facilities, which it uses for seasonal working capital requirements.
Subject to market conditions, Mattel intends to utilize its new senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of June 30, 2018, there was $80.0 million outstanding under the new senior secured revolving credit facilities. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of the Toys "R" Us liquidation, Mattel wrote off approximately $87 million of accounts receivable in the first quarter of 2018 as collectibility was not considered probable as of March 31, 2018. Mattel had net recoveries of approximately $7 million of previously reserved Toys "R" Us accounts receivable in the quarter ended June 30, 2018.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Operating Activities
Cash flows used for operating activities were $556.6 million in the first six months of 2018, as compared to $549.1 million in the first six months of 2017. The cash flows used for operating activities increased primarily due to a higher net loss, excluding the impact of non-cash charges, partially offset by lower working capital usage.
Investing Activities
Cash flows used for investing activities were $85.2 million in the first six months of 2018, as compared to $106.2 million in the first six months of 2017. The decrease in cash flows used for investing activities was primarily driven by lower capital spending, partially offset by payments made for foreign currency forward exchange contracts in the first six months of 2018.

Financing Activities
Cash flows used for financing activities were $198.0 million in the first six months of 2018, as compared to cash flows provided by financing activities of $51.5 million in the first six months of 2017. The change in cash flows from financing activities was primarily driven by net repayments of long-term borrowings of $274.5 million and lower net proceeds from short-term borrowings, net of $234.6 million, partially offset by $260.4 million of dividend payments during the first six months of 2017.
Seasonal Financing
See Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel’s cash and equivalents decreased $850.6 million to $228.6 million at June 30, 2018, as compared to $1.08 billion at December 31, 2017. The decrease was primarily due to the net loss for the six months ended June 30, 2018, excluding non-cash charges, and net repayments of long-term borrowings of $274.5 million.
Accounts receivable decreased $348.5 million to $780.1 million at June 30, 2018, as compared to $1.13 billion at December 31, 2017, primarily due to the seasonality of Mattel's business, the write off of approximately $87 million of Toys "R" Us receivables in the first quarter of 2018, and tighter working capital management. Inventory increased $114.6 million to $715.3 million at June 30, 2018, as compared to $600.7 million at December 31, 2017, primarily due to seasonality.
Accounts payable and accrued liabilities decreased to $1.01 billion at June 30, 2018, as compared to $1.36 billion at December 31, 2017. The decrease was primarily due to the timing and amount of payments for various liabilities, including advertising and royalties.
A summary of Mattel’s capitalization is as follows:

	June 30, 2018		June 30, 2017		December 31, 2017
	(In millions, except percentage information)
Cash and equivalents	$228.6		$275.4		$1,079.2

Short-term borrowings	80.0	2%	506.8	11%	—	—%
2010 Senior Notes due October 2020 and October 2040	500.0	14	500.0	11	500.0	11
2011 Senior Notes due November 2041	300.0	8	300.0	5	300.0	7
2013 Senior Notes due March 2018 and March 2023	250.0	7	500.0	11	500.0	11
2014 Senior Notes due May 2019	—	—	500.0	11	500.0	11
2016 Senior Notes due August 2021	350.0	10	350.0	7	350.0	8
2017/2018 Senior Notes due December 2025	1,500.0	41	—	—	1,000.0	23
Debt issuance costs and debt discount	(51.8)	—	(14.3)	—	(26.9)	—
Total debt	2,928.2	82	2,642.5	56	3,123.1	71
Stockholders’ equity	664.0	18	2,067.4	44	1,257.5	29
Total capitalization (debt plus equity)	$3,592.2	100%	$4,709.9	100%	$4,380.6	100%
Total debt decreased $194.9 million to $2.93 billion at June 30, 2018, as compared to $3.12 billion at December 31, 2017. The decrease was primarily driven by the repayment of $250.0 million of its 2013 Senior Notes due March 2018 and $500.0 million of its 2014 Senior Notes due May 2019, partially offset by the issuance of the 2018 Senior Notes of $500.0 million and short-term borrowings of $80.0 million.
Mattel’s debt-to-total capital ratio, including short-term borrowings and long-term debt, increased to 81.5% at June 30, 2018 from 56.1% at June 30, 2017 primarily as a result of the $1.50 billion issuances of the 2017 Senior Notes in December 2017 and 2018 Senior Notes in May 2018 and lower equity driven by the net losses for the twelve months ended June 30, 2018, partially offset by debt repayments of $750.0 million in the first half of 2018.

Litigation
See Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2017 and did not change during the first six months of 2018.
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
The constant currency exchange rates are determined by Mattel at the beginning of each year and are applied consistently during the year. They are generally different from the actual exchange rates in effect during the current or prior period due to volatility in actual foreign exchange rates. Mattel considers whether any changes to the constant currency rates are appropriate at the beginning of each year. The exchange rates used for these constant currency calculations are generally based on prior year actual exchange rates.
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

A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Net sales	$840.7	$974.5	-14%	—%
Sales adjustments	113.4	94.0
Gross sales	$954.1	$1,068.5	-11%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Net sales	$1,549.1	$1,710.1	-9%	2%
Sales adjustments	205.0	173.0
Gross sales	$1,754.1	$1,883.1	-7%	1%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Net sales	$412.7	$482.6	-14%	1%
Sales adjustments	30.2	24.7
Gross sales	$442.9	$507.3	-13%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Net sales	$738.9	$824.8	-10%	1%
Sales adjustments	52.4	44.8
Gross sales	$791.3	$869.6	-9%	—%

A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Net sales	$384.8	$428.7	-10%	—%
Sales adjustments	81.9	65.0
Gross sales	$466.7	$493.7	-5%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Net sales	$702.0	$740.2	-5%	3%
Sales adjustments	148.8	119.8
Gross sales	$850.8	$860.0	-1%	3%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Net sales	$43.2	$63.2	-32%	—%
Sales adjustments	1.4	4.3
Gross sales	$44.6	$67.5	-34%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2018	June 30, 2017
	(In millions, except percentage information)
Net sales	$108.2	$145.1	-25%	1%
Sales adjustments	3.9	8.4
Gross sales	$112.0	$153.5	-27%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Chinese renminbi, Mexican peso, Brazilian real, Canadian dollar, Australian dollar, British pound sterling, and Russian ruble are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense/income, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Mattel’s primary currency translation exposures during the first six months of 2018 were related to its net investments in entities having functional currencies denominated in the Euro, Brazilian real, Russian ruble, and British pound sterling.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its earnings per share by approximately $0.00 to $0.02.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales for the six months ended June 30, 2018.
Argentina Operations
Effective July 1, 2018, Mattel will account for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeds 100%. Accordingly, Mattel's Argentina subsidiary will use the U.S. dollar as its functional currency. Mattel's Argentina subsidiary represented less than 1% of Mattel's consolidated net sales in the first half of 2018 and had approximately $7 million of net monetary assets denominated in Argentine Pesos as of June 30, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2018, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2018, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the second quarter of 2018:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Apr 1—30	17,923	$13.97	—	$203,016,273
May 1—31	20,499	14.99	—	203,016,273
Jun 1—30	11,139	16.85	—	203,016,273
Total	49,561	$15.04	—	$203,016,273
 ____________________________________

(1)
The total number of shares purchased relates to 49,561 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(2)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2018, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	January 30, 2017
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
4.1	First Supplemental Indenture, dated as of May 31, 2018, by and among Mattel, Inc., the guarantors named therein, and MUFG Union Bank, N.A., as Trustee	8-K	001-05647	4.1	June 1, 2018
10.1+*	First Amendment to Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan
10.2+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.3+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018	8-K	001-05647	10.2	April 20, 2018
10.4+*
Grant Agreement for April 30, 2018 grant of performance-based non-qualified Stock Options to Ynon Kreiz under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the “Amended 2010 Plan”)

10.5+*	Form of Grant Agreement as of April 5, 2018 for grants of Long-Term Incentive Program performance-based restricted stock units (“Performance Units”) to senior executives under the Amended 2010 Plan
10.6+*	Form of Grant Agreement as of April 5, 2018 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan
10.7+*	Form of Grant Agreement as of April 5, 2018 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan
10.8+*	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value
10.9+*	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer’s long-term incentive grant value
10.10	First Amendment to Syndicated Facility Agreement, dated as of June 1, 2018, by and among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	June 1, 2018
12.0*	Computation of Ratio of Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated July 25, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1*	Certification of Principal Financial Officer dated July 25, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated July 25, 2018 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Joseph B. Johnson Senior Vice President and Corporate Controller (Duly authorized Officer and Chief Accounting Officer)
Date: July 25, 2018