Form 10-Q
period 2018-09-30
MATTEL INC /DE/
filed 2018-10-25
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of October 12, 2018:
345,150,787 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (ii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (vii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, including the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Toys "R" Us, Inc. or other of Mattel’s significant retailers, or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings, (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel, (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms (xix) the impact of litigation or arbitration decisions or settlement actions; and (xx) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors" in Mattel’s 2017 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	September 30, 2017	December 31, 2017
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$209,150	$181,308	$1,079,221
Accounts receivable, net	1,312,932	1,506,145	1,128,610
Inventories	726,012	989,995	600,704
Prepaid expenses and other current assets	287,042	352,711	303,053
Total current assets	2,535,136	3,030,159	3,111,588
Noncurrent Assets
Property, plant, and equipment, net	677,030	821,228	785,285
Goodwill	1,388,883	1,397,642	1,396,669
Other noncurrent assets	880,796	950,655	944,961
Total Assets	$5,481,845	$6,199,684	$6,238,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$275,000	$732,649	$—
Current portion of long-term debt	—	250,000	250,000
Accounts payable	529,720	713,488	572,166
Accrued liabilities	683,470	568,845	792,139
Income taxes payable	5,813	32,296	9,498
Total current liabilities	1,494,003	2,297,278	1,623,803
Noncurrent Liabilities
Long-term debt	2,849,922	1,886,404	2,873,119
Other noncurrent liabilities	471,510	576,327	484,126
Total noncurrent liabilities	3,321,432	2,462,731	3,357,245
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,802,556	1,793,036	1,808,391
Treasury stock at cost: 96.2 million shares, 97.7 million shares, and 97.6 million shares, respectively	(2,356,836)	(2,392,422)	(2,389,877)
Retained earnings	1,614,343	2,460,224	2,179,358
Accumulated other comprehensive loss	(835,022)	(862,532)	(781,786)
Total stockholders’ equity	666,410	1,439,675	1,257,455
Total Liabilities and Stockholders’ Equity	$5,481,845	$6,199,684	$6,238,503
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,437,451	$1,560,983	$2,986,571	$3,271,078
Cost of sales	824,395	913,834	1,901,440	1,945,386
Gross Profit	613,056	647,149	1,085,131	1,325,692
Advertising and promotion expenses	165,308	179,691	318,538	348,752
Other selling and administrative expenses	325,874	381,214	1,110,491	1,065,339
Operating Income (Loss)	121,874	86,244	(343,898)	(88,399)
Interest expense	48,156	24,646	132,702	68,557
Interest (income)	(785)	(1,575)	(5,631)	(6,337)
Other non-operating expense, net	1,911	1,910	4,366	7,532
Income (Loss) Before Income Taxes	72,592	61,263	(475,335)	(158,151)
Provision for income taxes	66,314	664,510	70,571	614,402
Net Income (Loss)	$6,278	$(603,247)	$(545,906)	$(772,553)
Net Income (Loss) Per Common Share - Basic	$0.02	$(1.75)	$(1.58)	$(2.25)
Weighted average number of common shares	345,285	343,870	344,774	343,304
Net Income (Loss) Per Common Share - Diluted	$0.02	$(1.75)	$(1.58)	$(2.25)
Weighted average number of common and potential common shares	345,672	343,870	344,774	343,304
Dividends Declared Per Common Share	$—	$0.15	$—	$0.91
The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Unaudited; in thousands)
Net Income (Loss)	$6,278	$(603,247)	$(545,906)	$(772,553)
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(17,132)	36,912	(80,870)	142,248
Defined benefit pension plan adjustments	1,762	1,106	4,447	3,185
Net unrealized gains (losses) on available-for-sale security	424	(3,848)	(2,365)	(7,585)
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	3,215	(24,009)	15,548	(63,999)
Reclassification adjustment for realized gains included in net income (loss)	787	9,241	10,004	6,648
	4,002	(14,768)	25,552	(57,351)
Other Comprehensive (Loss) Income, Net of Tax	(10,944)	19,402	(53,236)	80,497
Comprehensive Loss	$(4,666)	$(583,845)	$(599,142)	$(692,056)

The accompanying notes are an integral part of these financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(545,906)	$(772,553)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	179,617	179,831
Amortization	29,925	16,264
Asset impairments	13,653	14,942
Deferred income taxes	1,435	2,057
Indefinite reinvestment assertion and U.S. Tax Reform	23,833	—
Valuation allowance on deferred tax assets	—	561,915
Share-based compensation	36,187	47,582
Bad debt expense	43,617	11,758
Inventory obsolescence	56,586	37,402
Decrease from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(255,781)	(367,579)
Inventories	(210,437)	(396,415)
Prepaid expenses and other current assets	9,250	(19,027)
Accounts payable, accrued liabilities, and income taxes payable	(107,601)	9,893
Other, net	(5,830)	(66,140)
Net cash flows used for operating activities	(731,452)	(740,070)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(58,187)	(101,428)
Purchases of other property, plant, and equipment	(52,945)	(133,895)
(Payments for) proceeds from foreign currency forward exchange contracts	(10,220)	60,376
Other, net	6,712	38
Net cash flows used for investing activities	(114,640)	(174,909)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(878,937)
Proceeds from short-term borrowings, net	275,000	1,419,418
Payments of long-term borrowings	(750,000)	—
Proceeds from long-term borrowings, net	475,550	—
Payments of dividends on common stock	—	(311,973)
Proceeds from exercise of stock options	—	1,768
Other, net	(11,236)	(16,543)
Net cash flows (used for) provided by financing activities	(10,686)	213,733
Effect of Currency Exchange Rate Changes on Cash	(13,293)	13,023
Decrease in Cash and Equivalents	(870,071)	(688,223)
Cash and Equivalents at Beginning of Period	1,079,221	869,531
Cash and Equivalents at End of Period	$209,150	$181,308
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
Accounts receivable are net of allowances for doubtful accounts of $23.4 million, $22.4 million, and $25.4 million as of September 30, 2018, September 30, 2017, and December 31, 2017, respectively. As a result of the Toys "R" Us liquidation in the first quarter of 2018, Mattel reversed net sales which occurred during the first quarter of 2018 and related accounts receivable of approximately $30 million. In addition, for the three and nine months ended September 30, 2018, Mattel recorded bad debt expense, net of approximately $(13) million and $37 million, respectively, related to outstanding Toys "R" Us receivables as of December 31, 2017. As a result of Toys "R" Us filing for bankruptcy in September 2017, Mattel reversed gross sales and accounts receivable of approximately $47 million and reversed net sales of approximately $43 million for the three and nine months ended September 30, 2017.

3.	Inventories
Inventories include the following:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Raw materials and work in process	$129,088	$130,895	$101,690
Finished goods	596,924	859,100	499,014
	$726,012	$989,995	$600,704

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Land	$25,064	$25,045	$25,114
Buildings	298,659	293,024	303,495
Machinery and equipment	873,574	933,967	902,861
Software	387,503	374,934	384,568
Tools, dies, and molds	864,089	923,752	887,442
Capital leases	23,927	23,970	24,279
Leasehold improvements	239,587	263,276	213,238
	2,712,403	2,837,968	2,740,997
Less: accumulated depreciation	(2,035,373)	(2,016,740)	(1,955,712)
	$677,030	$821,228	$785,285

5.	Goodwill
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
In the third quarter of 2018, Mattel performed its annual impairment test and determined that goodwill was not impaired. The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2018 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments. In the first quarter of 2018, Mattel sold certain assets related to its Corolle business and wrote off approximately $4 million of goodwill.

	December 31, 2017	Dispositions	Currency Exchange Rate Impact	September 30, 2018
	(In thousands)
North America	$733,034	$—	$(1,159)	$731,875
International	452,152	—	(2,715)	449,437
American Girl	211,483	(4,018)	106	207,571
	$1,396,669	$(4,018)	$(3,768)	$1,388,883

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Identifiable intangibles (net of amortization of $198.7 million, $166.7 million, and $168.8 million, respectively)	$599,938	$189,382	$639,203
Deferred income taxes	75,590	75,660	76,750
Nonamortizable identifiable intangibles	—	462,398	—
Other	205,268	223,215	229,008
	$880,796	$950,655	$944,961

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
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the three months ended June 30, 2018, Mattel discontinued the use of certain brands and products, which resulted in $4.3 million of asset impairments. Mattel's remaining amortizable intangible assets were not impaired during the three and nine months ended September 30, 2018.
During the third quarter of 2017, Mattel established a valuation allowance on certain deferred tax assets, the benefits of which Mattel believes will likely not be realized. Refer to Part II, Item 8 "Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Income Taxes" in its 2017 Annual Report on Form 10-K for additional information.

7.	Accrued Liabilities
Accrued liabilities include the following:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Advertising and promotion	$124,120	$81,185	$165,572
Royalties	92,998	90,968	111,669
Taxes other than income taxes	52,273	61,318	74,626
Other	414,079	335,374	440,272
	$683,470	$568,845	$792,139

8.	Seasonal Financing
On December 20, 2017, Mattel, Inc. and certain of its domestic subsidiaries ("U.S. Borrowers") and a Canadian subsidiary ("Canadian Borrower") entered into a syndicated facility agreement (as amended, the "Credit Agreement"), as borrowers thereunder, with Bank of America, N.A., as global administrative agent, collateral agent, Australian security trustee, and lender, and the other lenders and financial institutions party thereto, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the "senior secured revolving credit facilities"), consisting of an asset based lending facility, subject to borrowing base capacity, and a revolving credit facility secured by certain fixed assets and intellectual property of the U.S. Borrowers and certain equity interests in various subsidiaries of Mattel, subject to borrowing base capacity (the "Fixed Asset & IP Facility"). As of September 30, 2018, Mattel had outstanding borrowings under the senior secured revolving credit facilities of $275.0 million. There were no amounts outstanding as of December 31, 2017.
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
The U.S. Subfacility is secured by liens on substantially all of the U.S. Borrowers’ and the U.S. Guarantors’ accounts receivable and inventory (the "U.S. Current Assets Collateral"). The Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility and the Australian Subfacility are each secured by a first priority lien on (i) the accounts receivable and inventory of the applicable Foreign Borrower(s) and Foreign Guarantors under such facility, and (ii) the U.S. Current Assets Collateral. The Fixed Asset & IP Facility is secured by a first priority lien on certain owned real property in the U.S., certain U.S. trademarks and patents, and 100% of the equity interests in the U.S. Borrowers (aside from Mattel) and U.S. Guarantors, as well as 65% of the voting equity interests and 100% of the non-voting equity interests in Mattel Holdings Limited. The Fixed Asset & IP Facility is also secured by 65% of the voting equity interests of such additional Foreign Borrowers and Foreign Guarantors that are directly owned by a U.S. Borrower or U.S. Guarantor.
The Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Borrower’s and its subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets outside of the ordinary course, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates, or change their line of business.
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
The fixed charge coverage ratio covenant was not in effect based on Mattel's excess availability under the senior secured revolving credit facilities as of September 30, 2018. Mattel was in compliance with all covenants contained in the Credit Agreement as of September 30, 2018. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt
Long-term debt includes the following:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2018 and March 2023	250,000	500,000	500,000
2014 Senior Notes due May 2019	—	500,000	500,000
2016 Senior Notes due August 2021	350,000	350,000	350,000
2017/2018 Senior Notes due December 2025	1,500,000	—	1,000,000
Debt issuance costs and debt discount	(50,078)	(13,596)	(26,881)
	2,849,922	2,136,404	3,123,119
Less: current portion	—	(250,000)	(250,000)
Total long-term debt	$2,849,922	$1,886,404	$2,873,119
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
In June 2018, Mattel used the net proceeds from the issuance of the 2018 Senior Notes, plus cash on hand, to redeem and retire all of its 2014 Senior Notes due May 6, 2019 at a redemption price equal to the principal amount, plus accrued and unpaid interest.

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Benefit plan liabilities	$177,289	$196,967	$168,539
Noncurrent tax liabilities	156,135	218,308	124,330
Other	138,086	161,052	191,257
	$471,510	$576,327	$484,126

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2018
	Derivative Instruments	Available-for-sale security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2018	$452	$(5,588)	$(140,528)	$(678,414)	$(824,078)
Other comprehensive income (loss) before reclassifications	3,215	424	219	(17,132)	(13,274)
Amounts reclassified from accumulated other comprehensive income (loss)	787	—	1,543	—	2,330
Net increase (decrease) in other comprehensive income (loss)	4,002	424	1,762	(17,132)	(10,944)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2018	$4,454	$(5,164)	$(138,766)	$(695,546)	$(835,022)

	For the Nine Months Ended September 30, 2018
	Derivative Instruments	Available-for-sale security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive income (loss) before reclassifications	15,548	(2,365)	(2,888)	(80,870)	(70,575)
Amounts reclassified from accumulated other comprehensive loss	10,004	—	7,335	—	17,339
Net increase (decrease) in other comprehensive income (loss)	25,552	(2,365)	4,447	(80,870)	(53,236)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2018	$4,454	$(5,164)	$(138,766)	$(695,546)	$(835,022)

	For the Three Months Ended September 30, 2017
	Derivative Instruments	Available-for-sale security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of June 30, 2017	$(25,114)	$(588)	$(155,625)	$(700,607)	$(881,934)
Other comprehensive (loss) income before reclassifications	(24,009)	(3,848)	(103)	36,912	8,952
Amounts reclassified from accumulated other comprehensive loss	9,241	—	1,209	—	10,450
Net (decrease) increase in other comprehensive (loss) income	(14,768)	(3,848)	1,106	36,912	19,402
Accumulated Other Comprehensive Loss, Net of Tax, as of September 30, 2017	$(39,882)	$(4,436)	$(154,519)	$(663,695)	$(862,532)

	For the Nine Months Ended September 30, 2017
	Derivative Instruments	Available-for-sale security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(63,999)	(7,585)	(303)	142,248	70,361
Amounts reclassified from accumulated other comprehensive income (loss)	6,648	—	3,488	—	10,136
Net (decrease) increase in other comprehensive (loss) income	(57,351)	(7,585)	3,185	142,248	80,497
Accumulated Other Comprehensive Loss, Net of Tax, as of September 30, 2017	$(39,882)	$(4,436)	$(154,519)	$(663,695)	$(862,532)
The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2018	September 30, 2017	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Loss on foreign currency forward exchange contracts	$(910)	$(9,124)	Cost of sales
Tax effect of net loss	123	(117)	Provision for income taxes
	$(787)	$(9,241)	Net income (loss)
Defined Benefit Pension Plans
Amortization of prior service credit (cost) (a)	$502	$(8)	Other non-operating expense, net
Recognized actuarial loss (a)	(2,045)	(1,860)	Other non-operating expense, net
	(1,543)	(1,868)
Tax effect of net loss	—	659	Provision for income taxes
	$(1,543)	$(1,209)	Net income (loss)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Loss on foreign currency forward exchange contracts	$(10,060)	$(6,658)	Cost of sales
Tax effect of net loss	56	10	Provision for income taxes
	$(10,004)	$(6,648)	Net income (loss)
Defined Benefit Pension Plans
Amortization of prior service credit (cost) (a)	$1,505	$(23)	Other non-operating expense, net
Recognized actuarial loss (a)	(6,408)	(5,576)	Other non-operating expense, net
Settlement loss	(2,443)	—	Other non-operating expense, net
	(7,346)	(5,599)
Tax effect of net loss	11	2,111	Provision for income taxes
	$(7,335)	$(3,488)	Net income (loss)
 _______________________________________

(a)
The amortization of prior service credit (cost) and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net loss of $80.9 million for the nine months ended September 30, 2018, primarily due to the weakening of the Euro, Brazilian real, Russian ruble, British pound sterling, and Turkish lira against the U.S. dollar. Currency translation adjustments resulted in a net gain of $142.2 million for the nine months ended September 30, 2017, primarily due to the strengthening of the Euro, British pound sterling, and Mexican peso against the U.S. dollar.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (loss) ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel has not designated these contracts as hedging instruments, and, as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2018, September 30, 2017, and December 31, 2017, Mattel held foreign currency forward exchange contracts with notional amounts of $936.8 million, $2.46 billion, and $987.7 million, respectively.

The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2018	September 30, 2017	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$7,399	$1,951	$2,175
Foreign currency forward exchange contracts	Other noncurrent assets	1,758	764	115
Total derivatives designated as hedging instruments		$9,157	$2,715	$2,290

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$619	$1,369	$5,514
Total		$9,776	$4,084	$7,804

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2018	September 30, 2017	December 31, 2017
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$5,219	$21,624	$15,970
Foreign currency forward exchange contracts	Other noncurrent liabilities	68	7,206	3,159
Total derivatives designated as hedging instruments		$5,287	$28,830	$19,129

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$4,505	$1,047	$191
Total		$9,792	$29,877	$19,320
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2018		September 30, 2017		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations	Amount of (Loss) Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$3,215	$(787)	$(24,009)	$(9,241)	Cost of sales

	For the Nine Months Ended
	September 30, 2018		September 30, 2017		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations	Amount of (Loss) Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$15,548	$(10,004)	$(63,999)	$(6,648)	Cost of sales
The net losses of $0.8 million and $10.0 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, and the net losses of $9.2 million and $6.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of (Loss) Gain Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	September 30, 2018	September 30, 2017
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(2,332)	$13,624	Other non-operating expense, net
Foreign currency forward exchange contracts	15	9	Cost of sales
Total	$(2,317)	$13,633

	Amount of (Loss) Gain Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(19,196)	$64,582	Other non-operating expense, net
Foreign currency forward exchange contracts	(233)	511	Cost of sales
Total	$(19,429)	$65,093
The net losses of $2.3 million and $19.4 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, and the net gains of $13.6 million and $65.1 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$9,776	$—	$9,776
Available-for-sale (b)	6,657	—	—	6,657
Total assets	$6,657	$9,776	$—	$16,433
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$9,792	$—	$9,792

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$4,084	$—	$4,084
Available-for-sale (b)	7,354	—	—	7,354
Total assets	$7,354	$4,084	$—	$11,438
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$29,877	$—	$29,877

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,804	$—	$7,804
Available-for-sale (b)	8,991	—	—	8,991
Total assets	$8,991	$7,804	$—	$16,795
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$19,320	$—	$19,320
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
Non-Recurring Fair Value Measurements
Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. During the three and nine months ended September 30, 2018, Mattel fully impaired certain intangible assets and property, plant, and equipment of $1.8 million and $13.7 million, respectively, due to discontinued use.

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
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.70 billion (compared to a carrying value of $2.90 billion) as of September 30, 2018, $2.17 billion (compared to a carrying value of $2.15 billion) as of September 30, 2017, and $3.01 billion (compared to a carrying value of $3.15 billion) as of December 31, 2017. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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
The following table reconciles earnings per common share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands, except per share amounts)
Basic:
Net income (loss)	$6,278	$(603,247)	$(545,906)	$(772,553)
Less: Net income (loss) allocable to participating RSUs (a)	—	—	—	—
Net income (loss) available for basic common shares	$6,278	$(603,247)	$(545,906)	$(772,553)
Weighted average common shares outstanding	345,285	343,870	344,774	343,304
Basic net income (loss) per common share	$0.02	$(1.75)	$(1.58)	$(2.25)
Diluted:
Net income (loss)	$6,278	$(603,247)	$(545,906)	$(772,553)
Less: Net income (loss) allocable to participating RSUs (a)	—	—	—	—
Net income (loss) available for diluted common shares	$6,278	$(603,247)	$(545,906)	$(772,553)
Weighted average common shares outstanding	345,285	343,870	344,774	343,304
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs (b)	387	—	—	—
Weighted average number of common and potential common shares	345,672	343,870	344,774	343,304
Diluted net income (loss) per common share	$0.02	$(1.75)	$(1.58)	$(2.25)
 _______________________________________

(a)
For the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses. As of July 1, 2018, Mattel no longer has participating RSUs.

(b)
Mattel was in a net loss position for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive. Nonqualified stock options and nonparticipating RSUs totaling 22.6 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2018 because their effect would be antidilutive.

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
The cumulative effect of the adoption of the new revenue standards on January 1, 2018 was reflected as a net reduction of approximately $29 million to the opening balance of retained earnings associated with certain licensing contracts. The adoption of the new revenue standards did not have a material impact on Mattel's consolidated balance sheets or consolidated statements of earnings as of or for the three and nine months ended September 30, 2018.
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
Mattel also enters into symbolic and functional licensing arrangements, whereby the licensee pays Mattel royalties based on sales of licensed product, and in certain cases are subject to minimum guaranteed amounts. The timing of revenue recognition for certain of these licensing arrangements with minimum guarantees changed under the new revenue standards, which under the new revenue standards is based on the determination of whether the license of intellectual property ("IP") is symbolic, which includes the license of Mattel's brands, or functional, which includes the license of Mattel's completed television or streaming content.
Revenues from symbolic licenses of IP are recognized based on actual sales when Mattel expects royalties to exceed the minimum guarantee. For symbolic licensing arrangements in which Mattel does not expect royalties to exceed the minimum guarantee, an estimate of the royalties expected to be recouped is recognized on a straight-line basis over the license term.
Revenues from functional licenses of IP are recognized once the license period has commenced and the licensee has the ability to use the delivered content.
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

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Service cost	$1,014	$1,198	$3,206	$3,441
Interest cost	4,494	4,479	13,691	13,370
Expected return on plan assets	(5,621)	(5,768)	(16,952)	(17,253)
Amortization of prior service cost	7	8	23	23
Recognized actuarial loss	2,125	1,823	6,648	5,464
Settlement loss	—	—	2,443	—
	$2,019	$1,740	$9,059	$5,045
A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Service credit	$—	$—	$1	$1
Interest cost	52	203	156	609
Amortization of prior service credit	(509)	—	(1,528)	—
Recognized actuarial (gain) loss	(80)	37	(240)	112
	$(537)	$240	$(1,611)	$722
In accordance with ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which went into effect for interim and annual reporting periods beginning on January 1, 2018, Mattel's service cost component is recorded within operating income (loss), presented in the same line items as other employee compensation costs arising from employee services rendered in the period, while other components of net periodic pension cost and postretirement benefit cost are recorded outside of income from operations, presented in other non-operating expense, net. Prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $0.5 million and $1.6 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the three and nine months ended September 30, 2017, respectively.
During the nine months ended September 30, 2018, Mattel made cash contributions totaling approximately $17 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2018, Mattel expects to make additional cash contributions of approximately $3 million.

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
In April 2018, the Compensation Committee approved a new long-term incentive program for the January 1, 2018–December 31, 2020 performance cycle. As of September 30, 2018, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2016–December 31, 2018 performance cycle, (ii) a January 1, 2017–December 31, 2019 performance cycle, and (iii) a January 1, 2018–December 31, 2020 performance cycle.

For the January 1, 2018–December 31, 2020 performance cycle, Mattel granted performance-based restricted stock units ("Performance RSUs") under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan to senior executives providing services to Mattel. Performance RSUs granted under this program are earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel's performance with respect to (i) a cumulative three-year free cash flow target for the performance cycle and (ii) Mattel's total shareholder return ("TSR") multiplier, which is based on Mattel’s three-year TSR relative to the TSR realized by companies comprised of the S&P 500 as of the first day of the performance cycle. The Performance RSUs also have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid in shares of Mattel common stock.
During the three and nine months ended September 30, 2018, Mattel recognized $0.6 million of compensation expense in connection with its 2018–2020 performance cycle. During the three and nine months ended September 30, 2018, Mattel recognized $0.5 million of compensation expense related to the 2017–2019 performance-related component and no compensation expense related to the 2016–2018 performance-related component. Mattel recognized minimal expense related to the 2017–2019 and the 2016–2018 market-related components during the three and nine months ended September 30, 2018.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Stock option compensation expense	$2,751	$3,446	$6,125	$9,262
RSU compensation expense	11,019	13,583	30,062	38,320
	$13,770	$17,029	$36,187	$47,582
As of September 30, 2018, total unrecognized compensation cost related to unvested share-based payments totaled $115.4 million and is expected to be recognized over a weighted-average period of 2.4 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. Cash received for stock option exercises was $0 and $1.8 million during the nine months ended September 30, 2018 and 2017, respectively.

18.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Design and development	$48,766	$58,288	$154,987	$166,784
Identifiable intangible asset amortization	10,195	4,444	29,925	13,045

19.	Foreign Currency Transaction Gains and Losses
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income (loss) to which they relate in the consolidated statements of operations. For hedges of intercompany loans and advances, which do not qualify for hedge accounting treatment, the gains or losses on the hedges resulting from changes in fair value as well as the offsetting transaction gains or losses on the related hedged items, along with unhedged items, are recognized in other non-operating expense, net in the consolidated statements of operations.  Inventory purchase and sale transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi, Russian ruble, and Brazilian real are the primary transactions that cause foreign currency transaction exposure for Mattel.

Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Operating (loss) income	$(4,482)	$2,857	$(9,023)	$(32,137)
Other non-operating expense, net	(1,568)	(1,244)	(535)	(7,368)
Net transaction (losses) gains	$(6,050)	$1,613	$(9,558)	$(39,505)

20.	Restructuring Charges
During the third quarter of 2017, Mattel initiated its Structural Simplification Cost Savings program, with plans to target at least $650 million in cost savings by 2020.
The major initiatives of the Structural Simplification Cost Savings program include:

•
Reducing manufacturing complexity, including SKU reduction, implementing process improvement initiatives at owned and co-manufacturing facilities, exploring strategic alternatives for Mattel’s manufacturing footprint, and optimizing the supply chain;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
The following table summarizes Mattel's severance and other restructuring costs activity for the nine months ended September 30, 2018:

	Liability at December 31, 2017	Charges	Payments/Utilization	Liability at September 30, 2018
	(In thousands)
Severance	$29,794	$61,735	$(48,611)	$42,918
Other restructuring costs (a)	5,394	42,189	(37,164)	10,419
	$35,188	$103,924	$(85,775)	$53,337
______________________________________________________________________

(a)	Consists primarily of consulting fees.
To date, Mattel has recorded cumulative severance and other restructuring charges of $149.1 million and expects to incur total charges of approximately $200 million related to the Structural Simplification Cost Savings program.
In connection with the Structural Simplification Cost Savings program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Cost of sales (a)	$5,741	$—	$5,741	$—
Other selling and administrative (b)	25,472	—	98,183	—
	$31,213	$—	$103,924	$—
________________________________________________________________________

(a)	Severance and other restructuring costs recorded within cost of sales include plant restructuring charges.

(b)
Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 23 to the Consolidated Financial Statements—Segment Information."

21.	Income Taxes
Mattel’s provision for income taxes was $66.3 million and $70.6 million for the three and nine months ended September 30, 2018, respectively, as compared to a provision for income taxes of $664.5 million and $614.4 million for the three and nine months ended September 30, 2017, respectively. Excluding discrete tax items, Mattel's 2018 tax expense or benefit is driven by income or loss in foreign taxable jurisdictions due to the U.S. valuation allowance. Mattel recognized a net discrete tax expense of $42.1 million and $44.3 million for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, Mattel recognized discrete tax expense primarily related to the provisional tax of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), $14.6 million related to changes to the indefinite reinvestment assertion, and $17.8 million net tax expense related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. Mattel recognized a net discrete tax expense of $561.5 million and $558.8 million for the three and nine months ended September 30, 2017, respectively, primarily related to the establishment of a valuation allowance against U.S. deferred tax assets in the third quarter of 2017 and reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world.
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
As of September 30, 2018, Mattel reasonably estimated and recorded a provisional tax of $9.3 million, associated with the impact of the deemed repatriation of accumulated foreign earnings. Mattel recorded a gross tax of $268.5 million, prior to the utilization of tax attributes, and released a valuation allowance of $259.2 million related to tax attributes utilized against the provisional tax. Mattel is continuing to evaluate the impact of this provision of the Tax Act and will complete the accounting for this item within the prescribed measurement period. The net tax due related to the deemed repatriation of accumulated foreign earnings is payable over eight years.
In addition, U.S. Tax Reform will provide Mattel with a reduced cost to access the earnings of its foreign subsidiaries. As such, Mattel has re-evaluated its intentions related to its indefinite reinvestment assertion, and has recorded a $14.6 million tax charge related to state income taxes and withholding taxes on $300 million of prior year foreign earnings that will not be indefinitely reinvested.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $3.5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

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
In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, plus attorney's fees, as adjusted for inflation and interest. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel do Brasil filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel do Brasil’s motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel do Brasil. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest, plus attorney's fees. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel do Brasil’s right to offset its counterclaim award of approximately $7.5 million. Mattel do Brasil filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the "accounting documents" of Yellowstone. On April 26, 2015, a decision on the motion for clarification was rendered. The Appeals Court ruled that the motion for clarification was denied and imposed a fine on Mattel do Brasil equal to 1% of the value of the claims made for the delay caused by the motion. On July 3, 2015, Mattel do Brasil filed a special appeal to the Superior Court of Justice based upon both procedural and substantive grounds. This special appeal sought to reverse the Appeals Court's decision of July 26, 2013, and to reverse the fine as inappropriate under the law. This special appeal was submitted to the Appeals Court .
Yellowstone also filed a special appeal with the Appeals Court in February 2015, which was made available to Mattel do Brasil on October 7, 2015. Yellowstone's special appeal sought to reverse the Appeals Court decision with respect to: (a) the limitation on Yellowstone's loss of profits claim to the amount requested in the complaint, instead of the amount contained in the first court-appointed experts report, and (b) the award of damages to Mattel do Brasil on the counterclaim, since the specific amount was not requested in Mattel do Brasil's counterclaim brief.
On October 19, 2015, Mattel do Brasil filed its answer to the special appeal filed by Yellowstone and Yellowstone filed its answer to the special appeal filed by Mattel do Brasil. On April 4, 2016, the Appeals Court rendered a decision denying the admissibility of Mattel’s and Yellowstone’s special appeals. On May 11, 2016, both Mattel and Yellowstone filed interlocutory appeals.
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

In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter for 5.0 million Brazilian real (approximately $1.3 million). In August 2018, the settlement was rejected by the bankruptcy court, in part based upon the fact that Mattel do Brasil’s appeal remained pending and the decision in favor of Yellowstone was not yet final. In September 2018, Mattel appealed that decision.
On October 2, 2018, the Appeals Court rejected Mattel’s merits appeal to the five justice panel, and affirmed the prior rulings in favor of Yellowstone. As the Mattel do Brasil appeal of the bankruptcy court’s rejection of the settlement remains pending, and the October 2, 2018 Appeals Court decision now resolves the bankruptcy court’s concern that the underlying case was not final, it is possible the bankruptcy appeals court may approve the parties’ settlement.

Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California (consolidating Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against Mattel, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuit asserts allegations that the defendants artificially inflated Mattel’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and Mattel’s overall financial condition. The lawsuit alleges that the defendants’ conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices. On May 24, 2018, the Court granted Mattel’s motion to dismiss the class action lawsuit, and on June 25, 2018, the plaintiff filed a motion informing the Court he would not be filing an amended complaint. Judgment was entered in favor of Mattel and the individual defendants on September 19, 2018. The plaintiff filed his Notice of Appeal on October 16, 2018.
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

Segment Data
The following tables present information about revenues, income (loss), and assets by segment. In the following tables, Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures" of this Quarterly Report on Form 10-Q). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to brands or individual products. For this reason, Mattel’s chief operating decision maker uses gross sales by segment as one of the metrics to measure segment performance. Such sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) represents each segment’s operating income (loss), while consolidated operating income (loss) represents income (loss) from operations before net interest, other non-operating expense, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, share-based payments, severance and restructuring, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Revenues by Segment
North America	$886,307	$839,341	$1,677,580	$1,708,901
International	656,467	776,947	1,507,277	1,637,031
American Girl	63,862	93,876	175,910	247,376
Gross sales	1,606,636	1,710,164	3,360,767	3,593,308
Sales adjustments	(169,185)	(149,181)	(374,196)	(322,230)
Net sales	$1,437,451	$1,560,983	$2,986,571	$3,271,078

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Segment Income (Loss)
North America (a)	$186,705	$86,240	$54,015	$109,623
International (a)	46,466	81,307	(75,539)	48,140
American Girl (a)	(9,638)	(14,601)	(40,703)	(38,558)
	223,533	152,946	(62,227)	119,205
Corporate and other expense (b)	(101,659)	(66,702)	(281,671)	(207,604)
Operating income (loss)	121,874	86,244	(343,898)	(88,399)
Interest expense	48,156	24,646	132,702	68,557
Interest (income)	(785)	(1,575)	(5,631)	(6,337)
Other non-operating expense, net	1,911	1,910	4,366	7,532
Income (loss) before income taxes	$72,592	$61,263	$(475,335)	$(158,151)
__________________________________________

(a)
Segment income (loss) for the three and nine months ended September 30, 2018, included $(13.0) million and $66.8 million, respectively, of net sales reversal and bad debt expense, net attributable to the Toys "R" Us liquidation. Of the $66.8 million of charges recognized for the nine months ended September 30, 2018, $57.4 million, $7.7 million, and $1.7 million was recorded in the North America, International, and American Girl segments, respectively. Segment income (loss) for the three and nine months ended September 30, 2017, included $43.0 million of net sales reversal attributable to the Toys "R" Us liquidation. Of the $43.0 million of charges recognized for the nine months ended September 30, 2017, $43.0 million was recorded in the North America segment.

(b)
Corporate and other expense included severance and restructuring expenses of $25.5 million and $98.2 million for the three and nine months ended September 30, 2018, respectively, and $12.6 million and $21.5 million for the three and nine months ended September 30, 2017, respectively, and share-based compensation expense of $13.8 million and $36.2 million for the three and nine months ended September 30, 2018, respectively, and $17.0 million and $47.6 million for the three and nine months ended September 30, 2017, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2018	September 30, 2017	December 31, 2017
	(In thousands)
Assets by Segment
North America	$912,008	$1,060,312	$692,232
International	917,668	1,144,772	829,185
American Girl	85,515	197,110	100,184
	1,915,191	2,402,194	1,621,601
Corporate and other	123,753	93,946	107,713
Accounts receivable and inventories, net	$2,038,944	$2,496,140	$1,729,314
The table below presents worldwide revenues by brand category:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Worldwide Revenues by Brand Category (a)
Barbie	$374,707	$329,609	$698,131	$605,175
Hot Wheels	234,993	249,984	547,239	514,036
Fisher-Price and Thomas & Friends	409,497	463,689	833,468	944,680
American Girl	64,257	93,760	176,902	246,865
Toy Box	523,182	573,122	1,105,027	1,282,552
Gross sales	1,606,636	1,710,164	3,360,767	3,593,308
Sales adjustments	(169,185)	(149,181)	(374,196)	(322,230)
Net sales	$1,437,451	$1,560,983	$2,986,571	$3,271,078
__________________________________________
(a) Mattel reorganized its brands reporting structure in the first quarter of 2018. Prior period amounts have been reclassified to conform to the current period presentation.

Geographic Information
The table below presents information by geographic area. Revenues are attributed to countries based on location of customer.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Revenues
North America	$950,169	$933,217	$1,853,490	$1,956,277
International Region (a):
Europe	317,143	356,300	656,792	691,085
Latin America	198,760	216,760	411,778	420,826
Global Emerging Markets	140,564	203,887	438,707	525,120
Total International Region	656,467	776,947	1,507,277	1,637,031
Gross sales	1,606,636	1,710,164	3,360,767	3,593,308
Sales adjustments	(169,185)	(149,181)	(374,196)	(322,230)
Net sales	$1,437,451	$1,560,983	$2,986,571	$3,271,078
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

Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, and ASU 2018-11 (collectively the “new lease standards”). The new lease standards require a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months.  In July 2018, the FASB issued ASU 2018-11, which provides entities with an additional transition method to adopt the new lease standards at the adoption date, versus the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The new lease standards will be effective for interim and annual reporting periods beginning on January 1, 2019.  Mattel is currently evaluating the impact of the adoption of the new lease standards on its operating results and financial position, which based on a preliminary assessment, is expected to have a material impact on its financial position.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of disproportionate tax effects in accumulated other comprehensive income caused by the Tax Act to retained earnings. ASU 2018-02 will become effective for interim and annual reporting periods beginning on January 1, 2019. Early adoption of the amendments is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. Mattel is currently evaluating the impact of the adoption of ASU 2018-02 on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity's adoption date of ASU 2014-09, which Mattel adopted on January 1, 2018. Mattel is currently evaluating the impact of the adoption of ASU 2018-07 on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. In addition, early adoption of any removed or modified disclosures, but delayed adoption of any additional disclosures until their effective date, is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2018-13 on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 will become effective for fiscal years ending after December 15, 2020. Early adoption is permitted and the amendments will be applied on a retrospective basis to all periods presented. Mattel is currently evaluating the impact of the adoption of ASU 2018-14 on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 will become effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Mattel is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements.

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
Overview
Mattel is a leading global children’s entertainment company that specializes in the design and production of quality toys and consumer products. Mattel reorganized its brands reporting in the first quarter of 2018 as outlined below to better align with internal reporting on gross sales. Prior period amounts have been reclassified to conform to the current period presentation.
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
Partner Brands—Mattel brings top entertainment properties to life through innovative toy design, in partnership with Disney (CARS, Mickey Mouse Clubhouse), WWE Wrestling, Nickelodeon (Shimmer and Shine, Blaze and the Monster Machines), DC Comics (Batman, DC Super Hero Girls), Warner Brothers (Jurassic World), Universal (Fast and Furious), and Mojang (Minecraft).

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
Results of Operations—Third Quarter
Consolidated Results
Net sales for the third quarter of 2018 were $1.44 billion, an 8% decrease, as compared to $1.56 billion in the third quarter of 2017. Net sales for the third quarter of 2018 were negatively impacted by lower Toys "R" Us sales a result of its liquidation, partially offset by the absence of Toys "R" Us net sales reversals of approximately $43 million, which were recorded in the third quarter of 2017. Gross margin for the third quarter of 2017 excluded these net sales, but included the corresponding cost of sales for the inventory sold to Toys "R" Us.  In addition, Mattel recorded Toys "R" Us bad debt recoveries in the third quarter of 2018 of approximately $13 million as a reduction to other selling and administrative expenses. Net income for the third quarter of 2018 was $6.3 million, or $0.02 per diluted share, as compared to a net loss of $603.2 million, or $1.75 per diluted share, in the third quarter of 2017, which included a discrete non-cash tax expense of $561.9 million related to the establishment of a valuation allowance on U.S. deferred tax assets that will likely not be realized.
The following table provides a summary of Mattel’s consolidated results for the third quarter of 2018 and 2017:

	For the Three Months Ended				Year/Year Change
	September 30, 2018		September 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,437.5	100.0%	$1,561.0	100.0%	-8%	—
Gross profit	$613.1	42.6%	$647.2	41.5%	-5%	110
Advertising and promotion expenses	165.3	11.5%	179.7	11.5%	-8%	—
Other selling and administrative expenses	325.9	22.7%	381.3	24.4%	-15%	-170
Operating income	121.9	8.5%	86.2	5.5%	41%	300
Interest expense	48.2	3.4%	24.7	1.6%	95%	180
Interest (income)	(0.8)	-0.1%	(1.5)	-0.1%	-50%	—
Other non-operating expense, net	1.9		1.8			—
Income before income taxes	$72.6	5.1%	$61.2	3.9%	18%	120

Sales
Net sales for the third quarter of 2018 were $1.44 billion, an 8% decrease, as compared to $1.56 billion in the third quarter of 2017.
The following table provides a summary of Mattel’s consolidated gross sales by brand for the third quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$374.7	$329.6	14%	-3%
Hot Wheels	235.0	250.0	-6%	-3%
Fisher-Price and Thomas & Friends	409.5	463.7	-12%	-2%
American Girl	64.3	93.8	-31%	—%
Total Power Brands	1,083.5	1,137.0	-5%	-3%

Toy Box
Owned Brands	290.9	294.8	-1%	-3%
Partner Brands	232.3	278.3	-17%	-2%
Total Toy Box	523.2	573.1	-9%	-3%

Total Gross Sales	1,606.6	1,710.2	-6%	-2%
Sales Adjustments	169.2	149.2
Total Net Sales	$1,437.5	$1,561.0	-8%	-2%
Gross sales were $1.61 billion in the third quarter of 2018, a decrease of $103.6 million or 6%, as compared to $1.71 billion in the third quarter of 2017, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The decrease in gross sales was due to declines in both Toy Box and Power Brands, and included lower Toys "R" Us sales of 3%.
The 5% decrease in Power Brands gross sales was primarily due to lower sales of American Girl and Fisher-Price and Thomas & Friends products, partially offset by higher sales of Barbie products. The 31% decrease in American Girl gross sales was due to lower sales in proprietary retail and direct channels, a strategic shift away from the utilization of external distribution channels, and the sale of Corolle in the first quarter of 2018. Of the 12% decrease in Fisher-Price and Thomas & Friends gross sales, 5% was due to lower sales of Fisher-Price infant products and 5% was due to lower sales of Thomas & Friends products. The 14% increase in Barbie gross sales was primarily driven by positive POS brand momentum.
The 9% decrease in Toy Box gross sales was primarily due to lower sales of Toy Box Partner Brands. Of the 17% decrease in Toy Box Partner Brands gross sales, 22% was due to lower sales of CARS products, primarily as a result of the CARS 3 theatrical release in 2017, and 6% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 24% as a result of the 2018 theatrical release of Jurassic World: Fallen Kingdom.
Cost of Sales
Cost of sales as a percentage of net sales was 57.4% in the third quarter of 2018, as compared to 58.5% in the third quarter of 2017. Cost of sales decreased by $89.4 million, or 10%, to $824.4 million in the third quarter of 2018 from $913.8 million in the third quarter of 2017, as compared to an 8% decrease in net sales. Within cost of sales, product and other costs decreased by $73.5 million, or 10%, to $664.9 million in the third quarter of 2018 from $738.4 million in the third quarter of 2017; freight and logistics expenses decreased by $15.1 million, or 15%, to $87.9 million in the third quarter of 2018 from $103.0 million in the third quarter of 2017; and royalty expense decreased by $0.9 million, or 1%, to $71.6 million in the third quarter of 2018 from $72.4 million in the third quarter of 2017.

Gross Margin
Gross margin increased to 42.6% in the third quarter of 2018 from 41.5% in the third quarter of 2017. The increase in gross margin was primarily driven by Structural Simplification savings of approximately $63 million, the absence of the 2017 Toys "R" Us net sales reversal of $43 million, price increases, and lower freight and distribution expenses, partially offset by input cost inflation of raw materials and plant labor.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the third quarter of 2018 was 11.5%, or flat as compared to the third quarter 2017.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $325.9 million, or 22.7% of net sales, in the third quarter of 2018, as compared to $381.3 million, or 24.4% of net sales, in the third quarter of 2017. The decrease in other selling and administrative expenses was primarily due to Structural Simplification savings of $55 million and Toys "R" Us bad debt recoveries of $13 million, partially offset by severance and restructuring costs of $25 million.
Interest Expense
Interest expense was $48.2 million in the third quarter of 2018, as compared to $24.7 million in the third quarter of 2017. The increase in interest expense was due to higher interest rates and outstanding debt levels.
Provision for Income Taxes
Mattel’s provision for income taxes was $66.3 million and $664.5 million for the three months ended September 30, 2018 and 2017, respectively. Excluding discrete tax items, Mattel's 2018 tax expense or benefit is driven by income or loss in foreign taxable jurisdictions due to the U.S. valuation allowance. Mattel recognized a net discrete tax expense of $42.1 million for the three months ended September 30, 2018, primarily related to the provisional tax of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), tax expense from changes to the indefinite reinvestment assertion of $14.6 million, and net tax expense from reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions of $17.8 million. Mattel recognized a net discrete tax expense of $561.5 million for the three months ended September 30, 2017, primarily related to the establishment of a valuation allowance against U.S. deferred tax assets in the third quarter of 2017 and reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the third quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$208.8	$171.1	22%	—%
Hot Wheels	120.7	116.6	4%	—%
Fisher-Price and Thomas & Friends	255.2	257.4	-1%	—%
Total Power Brands	584.7	545.1	7%	—%

Toy Box
Owned Brands	159.6	155.2	3%	—%
Partner Brands	142.0	139.0	2%	—%
Total Toy Box	301.6	294.2	3%	—%

Total Gross Sales	886.3	839.3	6%	—%
Sales Adjustments	60.7	43.2
Total Net Sales	$825.6	$796.1	4%	—%
Gross sales for the North America segment were $886.3 million in the third quarter of 2018, an increase of $47.0 million, or 6%, as compared to $839.3 million in the third quarter of 2017. The increase in North America segment gross sales was due to increases in both Power Brands and Toy Box sales, despite an unfavorable impact from lower Toys "R" Us sales of 4%. The increase is also inclusive of the 2017 Toys "R" Us gross sales reversal of approximately $47 million.
The 7% increase in Power Brands gross sales was primarily due to higher sales of Barbie products. The 22% increase in Barbie gross sales was primarily driven by positive POS brand momentum.
Cost of sales decreased 6% in the third quarter of 2018, as compared to a 4% increase in net sales, primarily due to lower product and other costs and lower freight and logistics expenses. Gross margin in the third quarter of 2018 increased, primarily due to Structural Simplification savings, the absence of the 2017 Toys "R" Us revenue reversal, and lower freight and distribution expenses, partially offset by input cost inflation of raw materials and plant labor.
North America segment income was $186.7 million in the third quarter of 2018, as compared to segment income of $86.2 million in the third quarter of 2017, primarily due to higher net sales, higher gross margin, and lower other selling and administrative expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the third quarter of 2018 versus 2017:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-18%	-4%
Europe	-14%	-1%
Latin America	-14%	-9%
Global Emerging Markets	-31%	-6%

The following table provides a summary of percentage changes in gross sales within the International segment in the third quarter of 2018 versus 2017:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-16%	-5%
Europe	-11%	-1%
Latin America	-8%	-9%
Global Emerging Markets	-31%	-6%
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
The following table provides a summary of Mattel’s gross sales by brand for the International segment for the third quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$165.9	$158.5	5%	-6%
Hot Wheels	114.2	133.4	-14%	-5%
Fisher-Price and Thomas & Friends	154.3	206.3	-25%	-3%
American Girl	0.5	—
Total Power Brands	435.0	498.2	-13%	-5%

Toy Box
Owned Brands	131.2	139.5	-6%	-6%
Partner Brands	90.3	139.3	-35%	-3%
Total Toy Box	221.5	278.8	-21%	-5%

Total Gross Sales	656.5	777.0	-16%	-5%
Sales Adjustments	105.4	101.8
Total Net Sales	$551.1	$675.2	-18%	-4%
Gross sales for the International segment were $656.5 million in the third quarter of 2018, a decrease of $120.5 million, or 16%, as compared to $777.0 million in the third quarter of 2017, with an unfavorable impact from changes in currency exchange rates of 5 percentage points and from lower Toys "R" Us sales of 1%. The decrease in International segment gross sales was due to declines in both Toy Box and Power Brands.
The 13% decrease in Power Brands gross sales was due to lower sales of Fisher-Price and Thomas & Friends and Hot Wheels products. Of the 25% decrease in Fisher-Price and Thomas & Friends gross sales, 17% was due to lower sales of Fisher-Price infant products and 6% was due to lower sales of Thomas & Friends products. The 14% decrease in Hot Wheels gross sales was primarily driven by lower sales of tracks and playsets products, diecast cars, and licensed products. The decrease in licensed products sales was primarily driven by the 2017 theatrical release of Star Wars: Episode VIII - The Last Jedi.
The 21% decrease in Toy Box Brands gross sales was primarily due to lower sales of Toy Box Partner Brands. Of the 35% decrease in Toy Box Partner Brands gross sales, 33% was due to lower sales of CARS products, primarily as a result of the CARS 3 theatrical release in 2017, and 4% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 14%, as a result of the 2018 theatrical release of Jurassic World: Fallen Kingdom.

Cost of sales decreased 14% in the third quarter of 2018, as compared to a 18% decrease in net sales, primarily due to lower product and other costs, which were consistent with the decline in net sales. Gross margin in the third quarter of 2018 decreased as a result of a higher sales adjustments rate, input cost inflation of raw materials and plant labor, and higher freight and distribution expenses, partially offset by Structural Simplification savings and price increases.
International segment income was $46.5 million in the third quarter of 2018, as compared to a segment income of $81.3 million in the third quarter of 2017, primarily due to lower net sales and lower gross margin, partially offset by lower advertising and promotion expenses.
American Girl Segment
The following table provides a summary of the American Girl segment's gross sales for the third quarter of 2018 and 2017:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$63.9	$93.9	-32%	—%
Sales Adjustments	3.0	4.2
Total Net Sales	$60.8	$89.7	-32%	—%
Gross sales for the American Girl segment were $63.9 million in the third quarter of 2018, a decrease of $30.0 million, or 32%, as compared to $93.9 million in the third quarter of 2017. The 32% decrease in American Girl gross sales was due to lower sales in proprietary retail and direct channels, a strategic shift away from the utilization of external distribution channels, and the sale of Corolle in the first quarter of 2018.
Cost of sales decreased 38% in the third quarter of 2018, as compared to a 32% decrease in net sales, primarily driven by lower product and other costs. Gross margin in the third quarter of 2018 increased as a result of lower obsolescence and lower input costs.
American Girl segment loss was $9.6 million in the third quarter of 2018, as compared to a segment loss of $14.6 million in the third quarter of 2017, primarily due to lower other selling and administrative expenses and higher gross margin, partially offset by lower net sales.
Results of Operations—First Nine Months
Consolidated Results
Net sales for the first nine months of 2018 were $2.99 billion, a 9% decrease, as compared to $3.27 billion in the first nine months of 2017. Net sales for the first nine months of 2018 were negatively impacted by lower Toys "R" Us sales as a result of its liquidation, partially offset by the benefit of lower Toys "R" Us net sales reversals in 2018 (approximately $30 million and $43 million in the first nine months of 2018 and 2017, respectively). Gross margin in the first nine months of 2018 and 2017 excluded these net sales, but included the corresponding cost for the inventory sold to Toys "R" Us. In addition, Mattel recorded bad debt expense, net of $37 million in the first nine months of 2018 within other selling and administrative expenses. Net loss for the first nine months of 2018 was $545.9 million, or $1.58 per diluted share, as compared to a net loss of $772.6 million, or $2.25 per diluted share, in the first nine months of 2017, primarily driven by the absence of a discrete non-cash tax expense of $561.9 million related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized, partially offset by lower gross margin and higher interest expense.

The following table provides a summary of Mattel’s consolidated results for the first nine months of 2018 and 2017:

	For the Nine Months Ended				Year/Year Change
	September 30, 2018		September 30, 2017
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$2,986.6	100.0%	$3,271.1	100.0%	-9%	—
Gross profit	$1,085.1	36.3%	$1,325.7	40.5%	-18%	-420
Advertising and promotion expenses	318.5	10.7%	348.8	10.7%	-9%	—
Other selling and administrative expenses	1,110.5	37.2%	1,065.3	32.6%	4%	460
Operating loss	(343.9)	-11.5%	(88.4)	-2.7%	289%	-880
Interest expense	132.7	4.4%	68.6	2.1%	94%	230
Interest (income)	(5.6)	-0.2%	(6.3)	-0.2%	-11%	—
Other non-operating expense, net	4.4		7.5			—
Loss before income taxes	$(475.3)	-15.9%	$(158.2)	-4.8%	201%	-1,110
Sales
Net sales for the first nine months of 2018 were $2.99 billion, a 9% decrease, as compared to $3.27 billion in the first nine months of 2017.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for the first nine months of 2018 and 2017:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$698.1	$605.2	15%	-1%
Hot Wheels	547.2	514.0	6%	-1%
Fisher-Price and Thomas & Friends	833.5	944.7	-12%	—%
American Girl	176.9	246.9	-28%	—%
Total Power Brands	2,255.7	2,310.8	-2%	—%

Toy Box
Owned Brands	581.5	611.0	-5%	—%
Partner Brands	523.5	671.5	-22%	—%
Total Toy Box	1,105.0	1,282.6	-14%	—%

Total Gross Sales	3,360.8	3,593.3	-6%	—%
Sales Adjustments	374.2	322.2
Total Net Sales	$2,986.6	$3,271.1	-9%	-1%
Gross sales were $3.36 billion in the first nine months of 2018, a decrease of $232.5 million or 6%, as compared to $3.59 billion in the first nine months of 2017. The decrease in gross sales was primarily a result of lower Toy Box and Power Brands sales, and included lower Toys "R" Us sales of 5%. In addition, the decrease in gross sales includes a benefit from lower Toys "R" Us gross sales reversals (approximately $30 million and $47 million in the first nine months of 2018 and 2017, respectively).

The 2% decrease in Power Brands gross sales was primarily due to lower sales of American Girl products and Fisher-Price and Thomas & Friends products, offset by higher sales of Barbie products. The 28% decrease in American Girl gross sales was due to lower sales in proprietary retail and direct channels, a strategic shift away from the utilization of external distribution channels, and the sale of Corolle in the first quarter of 2018. Of the 12% decrease in Fisher-Price and Thomas & Friends gross sales, 6% was due to lower sales of Fisher-Price infant products, and 4% was due to lower sales of Thomas & Friends products. The 15% increase in Barbie gross sales was primarily driven by positive POS brand momentum.
The 14% decrease in Toy Box gross sales was primarily due to lower sales of Toy Box Partner Brands. Of the 22% decrease in Toy Box Partner Brands gross sales, 26% was due to lower sales of CARS products, primarily as a result of the CARS 3 theatrical release in 2017, and 5% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 19% as a result of the 2018 theatrical release of Jurassic World: Fallen Kingdom.
Cost of Sales
Cost of sales as a percentage of net sales was 63.7% in the first nine months of 2018, as compared to 59.5% in the first nine months of 2017. Cost of sales decreased by $43.9 million, or 2%, to $1.90 billion in the first nine months of 2018 from $1.95 billion in the first nine months of 2017, as compared to a 9% decrease in net sales. Within cost of sales, product and other costs decreased by $54.1 million, or 3%, to $1.50 billion in the first nine months of 2018 from $1.56 billion in the first nine months of 2017; freight and logistics expenses increased by $5.4 million, or 2%, to $239.1 million in the first nine months of 2018 from $233.8 million in the first nine months of 2017; and royalty expense increased by $4.8 million, or 3%, to $160.4 million in the first nine months of 2018 from $155.7 million in the first nine months of 2017.
Gross Margin
Gross margin decreased to 36.3% in the first nine months of 2018 from 40.5% in the first nine months of 2017. The decrease in gross margin was primarily due to input cost inflation of raw materials and plant labor and unfavorable product mix, partially offset by Structural Simplification savings of approximately $63 million and price increases. As a result of the Toys "R" Us net sales reversals, gross margin included the cost of sales for the inventory sold, but excluded the corresponding net sales.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the first nine months of 2018 was 10.7%, or flat as compared to the first nine months of 2017.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.11 billion, or 37.2% of net sales, in the first nine months of 2018, as compared to $1.07 billion, or 32.6% of net sales, in the first nine months of 2017. The increase in other selling and administrative expenses was primarily due to higher severance and restructuring costs of approximately $76 million and bad debt expense, net of approximately $37 million related to the Toys "R" Us liquidation, partially offset by Structural Simplification savings of approximately $99 million and lower stock compensation expense resulting from headcount reductions.
Interest Expense
Interest expense was $132.7 million in the first nine months of 2018, as compared to $68.6 million in the first nine months of 2017. The increase in interest expense was due to higher interest rates and outstanding debt levels.

Provision for Income Taxes
Mattel’s provision for income taxes was $70.6 million and $614.4 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding discrete tax items, Mattel's 2018 tax expense or benefit is driven by income or loss in foreign taxable jurisdictions due to the U.S. valuation allowance. Mattel recognized a net discrete tax expense of $44.3 million for the nine months ended September 30, 2018, primarily related to the provisional tax of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), tax expense from changes to the indefinite reinvestment assertion of $14.6 million, and net tax expense from reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions of $20.4 million. Mattel recognized a net discrete tax expense of $558.8 million for the nine months ended September 30, 2017, primarily related to the establishment of a valuation allowance against U.S. deferred tax assets in the third quarter of 2017 and reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for the first nine months of 2018 and 2017:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$338.4	$285.6	19%	—%
Hot Wheels	255.0	225.6	13%	—%
Fisher-Price and Thomas & Friends	483.5	517.2	-7%	—%
Total Power Brands	1,077.0	1,028.4	5%	—%

Toy Box
Owned Brands	296.6	323.4	-8%	—%
Partner Brands	303.9	357.1	-15%	—%
Total Toy Box	600.6	680.5	-12%	—%

Total Gross Sales	1,677.6	1,708.9	-2%	—%
Sales Adjustments	113.1	88.0
Total Net Sales	$1,564.5	$1,620.9	-3%	1%
Gross sales for the North America segment were $1.68 billion in the first nine months of 2018, a decrease of $31.3 million, or 2%, as compared to $1.71 billion in the first nine months of 2017. The decrease in gross sales was primarily a result of lower Toy Box sales and included lower Toys "R" Us sales of 10%. In addition, the decrease in gross sales included a benefit from lower Toys "R" Us gross sales reversals (approximately $27 million and $47 million of gross sales in the first nine months of 2018 and 2017, respectively).
Despite lower Toys "R" Us sales, Power Brands gross sales increased 5%, primarily due to higher sales of Barbie and Hot Wheels products. The 19% increase in Barbie gross sales was primarily driven by positive POS brand momentum. The 13% increase in Hot Wheels was primarily driven by higher sales of diecast cars and tracks and playsets products.
The 12% decrease in Toy Box gross sales was due to lower sales of Toy Box Partner Brands. Of the 15% decrease in Toy Box Partner Brands gross sales, 22% was due to lower sales of CARS products, primarily as a result of the CARS 3 theatrical release in 2017, 5% was due to lower sales of DC Comics girls products, and 4% was due to lower sales of DC Comics boys products, partially offset by initial sales of Jurassic World products of 23% as a result of the 2018 theatrical release of Jurassic World: Fallen Kingdom.
Cost of sales remained flat during the first nine months of 2018, as compared to a 3% decrease in net sales. Gross margin in the first nine months of 2018 decreased due to input cost inflation of raw materials and plant labor and higher obsolescence expense. As a result of the Toys "R" Us net sales reversal, gross margin included the cost of sales for the inventory sold, but excluded the corresponding net sales.

North America segment income was $54.0 million in the first nine months of 2018, as compared to segment income of $109.6 million in the first nine months of 2017, primarily due to lower net sales and lower gross margin.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first nine months of 2018 versus 2017:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-11%	—%
Europe	-9%	3%
Latin America	-6%	-7%
Global Emerging Markets	-19%	-1%
The following table provides a summary of percentage changes in gross sales within the International segment in the first nine months of 2018 versus 2017:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-8%	-1%
Europe	-5%	4%
Latin America	-2%	-7%
Global Emerging Markets	-16%	-1%
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
The following table provides a summary of Mattel’s gross sales by brand for the International segment for the first nine months of 2018 and 2017:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$359.7	$319.6	13%	-1%
Hot Wheels	292.2	288.4	1%	-2%
Fisher-Price and Thomas & Friends	349.9	427.5	-18%	—%
American Girl	1.3	—
Total Power Brands	1,003.2	1,035.5	-3%	-1%

Toy Box
Owned Brands	284.5	287.2	-1%	-1%
Partner Brands	219.6	314.4	-30%	—%
Total Toy Box	504.1	601.6	-16%	—%

Total Gross Sales	1,507.3	1,637.0	-8%	-1%
Sales Adjustments	254.2	221.6
Total Net Sales	$1,253.1	$1,415.4	-11%	—%

Gross sales for the International segment were $1.51 billion in the first nine months of 2018, a decrease of $129.7 million, or 8%, as compared to $1.64 billion in the first nine months of 2017, with an unfavorable impact from changes in currency exchange rates of 1 percentage point and from lower Toys "R" Us sales of 2%. The decrease in the International segment gross sales was driven by lower Toy Box and Power Brands sales.
The 3% decrease in Power Brands gross sales was primarily due to lower sales of Fisher-Price and Thomas & Friends products, partially offset by higher sales of Barbie products. Of the 18% decrease in Fisher-Price and Thomas & Friends products, 13% was due to lower sales of Fisher-Price infant products, and 5% was due to lower sales of Thomas & Friends products. The 13% increase in Barbie gross sales was primarily driven by positive POS brand momentum.
The 16% decrease in Toy Box Brands was primarily due to lower sales of Toy Box Partner Brands. Of the 30% decrease in Toy Box Partner Brands gross sales, 32% was due to lower sales of CARS products, primarily as a result of the CARS 3 theatrical release in the second quarter of 2017, and 5% was due to lower sales of DC Comics girls products, partially offset by initial sales of Jurassic World products of 16% as a result of the 2018 theatrical release of Jurassic World: Fallen Kingdom.
Cost of sales increased 1% in the first nine months of 2018, as compared to an 11% decrease in net sales, primarily due to higher freight and logistics expenses and higher royalty expense, partially offset by lower product and other costs. Gross margin in the first nine months of 2018 decreased as a result of a higher sales adjustments rate, unfavorable product mix, and input cost inflation of raw materials and plant labor.
International segment loss was $75.5 million in the first nine months of 2018, as compared to segment income of $48.1 million in the first nine months of 2017, driven primarily by lower net sales and lower gross margin, partially offset by lower advertising and promotion expenses.
American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for the first nine months of 2018 and 2017:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$175.9	$247.4	-29%	—%
Sales Adjustments	6.9	12.6
Total Net Sales	$169.0	$234.8	-28%	—%
Gross sales for the American Girl segment were $175.9 million in the first nine months of 2018, a decrease of $71.5 million, or 29%, as compared to $247.4 million in the first nine months of 2017. The decrease in American Girl gross sales was due to lower sales in proprietary retail and direct channels and a strategic shift away from the utilization of external distribution channels, and the sale of Corolle in the first quarter of 2018.
Cost of sales decreased 29% in the first nine months of 2018, as compared to a 28% decrease in net sales. Gross margin in the first nine months of 2018 was flat, as compared to the first nine months of 2017.
American Girl segment loss was $40.7 million in the first nine months of 2018, as compared to a segment loss of $38.6 million in the first nine months of 2017, driven primarily by lower net sales, partially offset by lower other selling and administrative expenses.

Structural Simplification Cost Savings Program
During the third quarter of 2017, Mattel initiated its Structural Simplification Cost Savings program, with plans to target at least $650 million in cost savings by 2020.
The major initiatives of the Structural Simplification Cost Savings program include:

•
Reducing manufacturing complexity, including SKU reduction, implementing process improvement initiatives at owned and co-manufacturing facilities, exploring strategic alternatives for Mattel's manufacturing footprint, and optimizing the supply chain;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
Mattel realized cost savings (before severance, investments, and cost inflation) of approximately $162 million (approximately $63 million within cost of sales and approximately $99 million within other selling and administrative expenses) during the nine months ended September 30, 2018. Although cost savings continue to be realized, raw material cost inflation and foreign exchange volatility are now expected to be much higher than initially projected and what has been experienced in recent years. Mattel continues to assess opportunities for additional savings through its expanded scope of work to optimize the manufacturing footprint and supply chain.
In connection with the Structural Simplification Cost Savings program, Mattel recorded severance and other restructuring charges of $31.2 million and $103.9 million during the three and nine months ended September 30, 2018, respectively. Of the total charges recorded during the nine months ended September 30, 2018, $61.7 million relate to severance charges and $42.2 million relate to other restructuring costs. Of the $42.2 million of other restructuring costs, $5.7 million relate to non-cash plant restructuring charges, and the remainder consist primarily of consulting fees. To date, Mattel has recorded cumulative severance and other restructuring charges of $149.1 million and expects to incur total charges of approximately $200 million related to the Structural Simplification Cost Savings program.
Income Taxes
Mattel’s provision for income taxes was $66.3 million and $70.6 million for the three and nine months ended September 30, 2018, respectively, as compared to a provision for income taxes of $664.5 million and $614.4 million for the three and nine months ended September 30, 2017, respectively. Excluding discrete tax items, Mattel's 2018 tax expense or benefit is driven by income or loss in foreign taxable jurisdictions due to the U.S. valuation allowance. Mattel recognized a net discrete tax expense of $42.1 million and $44.3 million for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2018, Mattel recognized discrete tax expense primarily related to the provisional tax of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), $14.6 million related to changes to the indefinite reinvestment assertion, and $17.8 million net tax expense related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. Mattel recognized a net discrete tax expense of $561.5 million and $558.8 million for the three and nine months ended September 30, 2017, respectively, primarily related to the establishment of a valuation allowance against U.S. deferred tax assets in the third quarter of 2017 and reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world.
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

As of September 30, 2018, Mattel reasonably estimated and recorded a provisional tax of $9.3 million, associated with the impact of the deemed repatriation of accumulated foreign earnings. Mattel recorded a gross tax of $268.5 million, prior to the utilization of tax attributes, and released a valuation allowance of $259.2 million related to tax attributes utilized against the provisional tax. Mattel is continuing to evaluate the impact of this provision of the Tax Act and will complete the accounting for this item within the prescribed measurement period. The net tax due related to the deemed repatriation of accumulated foreign earnings is payable over eight years.
In addition, U.S. Tax Reform will provide Mattel with a reduced cost to access the earnings of its foreign subsidiaries. As such, Mattel has re-evaluated its intentions related to its indefinite reinvestment assertion, and has recorded a $14.6 million tax charge related to state income taxes and withholding taxes on $300 million of prior year foreign earnings that will not be indefinitely reinvested.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $3.5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
Liquidity and Capital Resources
Mattel’s primary sources of liquidity are its cash and equivalents balances, including access the earnings of its foreign subsidiaries, short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities ("the new senior secured revolving credit facilities"), and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its new senior secured revolving credit facility covenants, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.
Of Mattel’s $209.2 million in cash and equivalents as of September 30, 2018, approximately $190 million is held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations may include investing and financing activities such as debt service, dividends, and share repurchases. Cash flows generated by its worldwide operations, the new senior secured revolving credit facilities, alternative forms of financing, and access to the capital markets are available to fund Mattel's operations and obligations.
U.S. Tax Reform, enacted on December 22, 2017, provides Mattel with a reduced cost to access the earnings of its foreign subsidiaries. As such, Mattel has evaluated the intentions related to the indefinite reinvestment assertion and has recorded a $14.6 million tax charge related to $300 million of foreign earnings that will not be indefinitely reinvested. U.S. Tax Reform imposes a one-time transition tax on the deemed repatriation of the historical earnings of Mattel’s foreign subsidiaries. Mattel has significant deferred tax assets which can be used to reduce the impact of the one-time deemed repatriation tax and therefore, does not expect the one time repatriation tax to be material to either its cash flows or liquidity.
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
Subject to market conditions, Mattel intends to utilize its new senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of September 30, 2018, there was $275.0 million outstanding under the new senior secured revolving credit facilities. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of the Toys "R" Us liquidation in the first quarter of 2018, Mattel reversed net sales which occurred during the first quarter of 2018 and related accounts receivable of approximately $30 million. In addition, for the three and nine months ended September 30, 2018, Mattel recorded bad debt expense, net of approximately $(13) million and $37 million, respectively, related to outstanding Toys "R" Us receivables as of December 31, 2017.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Operating Activities
Cash flows used for operating activities were $731.5 million in the first nine months of 2018, as compared to $740.1 million in the first nine months of 2017. The cash flows used for operating activities decreased primarily due to lower working capital usage, offset by a higher net loss, excluding the impact of non-cash charges.
Investing Activities
Cash flows used for investing activities were $114.6 million in the first nine months of 2018, as compared to $174.9 million in the first nine months of 2017. The decrease in cash flows used for investing activities was primarily driven by lower capital spending, partially offset by payments made for foreign currency forward exchange contracts in the first nine months of 2018.
Financing Activities
Cash flows used for financing activities were $10.7 million in the first nine months of 2018, as compared to cash flows provided by financing activities of 213.7 million in the first nine months of 2017. The change in cash flows from financing activities was primarily driven by net repayments of long-term borrowings of $274.5 million and lower net proceeds from short-term borrowings, net of $265.5 million, partially offset by $312.0 million of dividend payments during the first nine months of 2017.
Seasonal Financing
See Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel’s cash and equivalents decreased $870.0 million to $209.2 million at September 30, 2018, as compared to $1.08 billion at December 31, 2017. The decrease was primarily due to the net loss for the nine months ended September 30, 2018, excluding non-cash charges, and net repayments of long-term borrowings of $274.5 million.
Accounts receivable increased $184.3 million to $1.31 billion at September 30, 2018, as compared to $1.13 billion at December 31, 2017, primarily due to the seasonality of Mattel's business. Inventory increased $125.3 million to $726.0 million at September 30, 2018, as compared to $600.7 million at December 31, 2017, primarily due to seasonality.

Accounts payable and accrued liabilities decreased to $1.21 billion at September 30, 2018, as compared to $1.36 billion at December 31, 2017. The decrease was primarily due to the timing and amount of payments for various liabilities, including advertising and taxes other than income taxes.
A summary of Mattel’s capitalization is as follows:

	September 30, 2018		September 30, 2017		December 31, 2017
	(In millions, except percentage information)
Cash and equivalents	$209.2		$181.3		$1,079.2

Short-term borrowings	275.0	7%	732.6	17%	—	—%
2010 Senior Notes due October 2020 and October 2040	500.0	13	500.0	12	500.0	11
2011 Senior Notes due November 2041	300.0	8	300.0	6	300.0	7
2013 Senior Notes due March 2018 and March 2023	250.0	6	500.0	12	500.0	11
2014 Senior Notes due May 2019	—	—	500.0	12	500.0	11
2016 Senior Notes due August 2021	350.0	9	350.0	8	350.0	8
2017/2018 Senior Notes due December 2025	1,500.0	39	—	—	1,000.0	23
Debt issuance costs and debt discount	(50.1)	—	(13.6)	—	(26.9)	—
Total debt	3,124.9	82	2,869.0	67	3,123.1	71
Stockholders’ equity	666.4	18	1,439.7	33	1,257.5	29
Total capitalization (debt plus equity)	$3,791.3	100%	$4,308.7	100%	$4,380.6	100%
Total debt increased $1.8 million to $3.12 billion at September 30, 2018, as compared to $3.12 billion at December 31, 2017. The increase was primarily driven by the issuance of the 2018 Senior Notes of $500.0 million and short-term borrowings of $275 million, offset by repayment of $250.0 million of the 2013 Senior Notes due March 2018 and $500.0 million of the 2014 Senior Notes due May 2019.
Mattel’s debt-to-total capital ratio, including short-term borrowings and long-term debt, increased to 82.4% at September 30, 2018 from 66.6% at September 30, 2017, primarily as a result of the $1.50 billion issuances of the 2017 Senior Notes in December 2017 and 2018 Senior Notes in May 2018, partially offset by debt repayments of $750.0 million in the first nine months of 2018. The increase in Mattel's debt-to-capital ratio was also due to lower equity driven by the net losses for the twelve months ended September 30, 2018.
Litigation
See Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
In the third quarter of 2018, Mattel performed its annual impairment tests and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value. The fair value of the North America and American Girl reporting units were substantially in excess of their carrying value.
Mattel’s International reporting unit was deemed to be at risk of failing the goodwill impairment test. The estimated fair value was approximately 1.24x its carrying value. The valuation model assumes incremental growth in sales and gross margin from current levels. If Mattel is unable to successfully execute its plans in international markets to achieve further growth in emerging markets, improve gross margin, or has lower-than-expected market demand, goodwill may be impaired.
Mattel’s critical accounting policies and estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2017 and did not materially change during the first nine months of 2018.
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

A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Net sales	$1,437.5	$1,561.0	-8%	-2%
Sales adjustments	169.2	149.2
Gross sales	$1,606.6	$1,710.2	-6%	-2%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Net sales	$2,986.6	$3,271.1	-9%	-1%
Sales adjustments	374.2	322.2
Gross sales	$3,360.8	$3,593.3	-6%	—%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Net sales	$825.6	$796.1	4%	—%
Sales adjustments	60.7	43.2
Gross sales	$886.3	$839.3	6%	—%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Net sales	$1,564.5	$1,620.9	-3%	1%
Sales adjustments	113.1	88.0
Gross sales	$1,677.6	$1,708.9	-2%	—%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Net sales	$551.1	$675.2	-18%	-4%
Sales adjustments	105.4	101.8
Gross sales	$656.5	$777.0	-16%	-5%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Net sales	$1,253.1	$1,415.4	-11%	—%
Sales adjustments	254.2	221.6
Gross sales	$1,507.3	$1,637.0	-8%	-1%

A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Net sales	$60.8	$89.7	-32%	—%
Sales adjustments	3.0	4.2
Gross sales	$63.9	$93.9	-32%	—%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2018	September 30, 2017
	(In millions, except percentage information)
Net sales	$169.0	$234.8	-28%	—%
Sales adjustments	6.9	12.6
Gross sales	$175.9	$247.4	-29%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Chinese renminbi, Russian ruble, and Brazilian real are the primary transactions that caused foreign currency transaction exposure for Mattel. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income (loss) or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures during the first nine months of 2018 were related to its net investments in entities having functional currencies denominated in the Euro, Brazilian real, Russian ruble, British pound sterling, and Turkish lira.
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

United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales for the nine months ended September 30, 2018.
Argentina Operations
Effective July 1, 2018, Mattel accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, Mattel's Argentina subsidiary has utilized the U.S. dollar as its functional currency. As of June 30, 2018, Mattel's Argentina subsidiary had approximately $7 million of net monetary assets denominated in Argentine Pesos. For the nine months ended September 30, 2018, Mattel’s Argentina subsidiary represented less than 1% of Mattel's consolidated net sales.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2018, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
Other than as provided below, there have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in Mattel’s 2017 Annual Report on Form 10-K.
Current and potential changes in international trade relations between China and the United States could have a material adverse effect on our business, financial condition, or results of operations
There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations, tariffs and taxes. Mattel manufactures and purchases through third parties a substantial portion of its finished goods from China. Although the United States and China have levied tariffs and taxes on certain goods and products, these tariffs and taxes have not had a material impact on Mattel’s product categories as of the time of the filing of this Quarterly Report on Form 10-Q. If future tariffs and taxes are levied on Mattel’s product categories, including toy and infant products, this may result in decreased sales, decreased margins, or restrict our ability to sell products in certain markets, which could have a material adverse effect on our business, financial condition, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2018, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the third quarter of 2018:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
Jul 1—31	106,235	$15.87	—	$203,016,273
Aug 1—31	271,604	15.77	—	203,016,273
Sep 1—30	46,860	15.70	—	203,016,273
Total	424,699	$15.79	—	$203,016,273
 ____________________________________

(a)
The total number of shares purchased relates to 424,699 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(b)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2018, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
12.0*	Computation of Ratio of Earnings to Fixed Charges
31.0*	Certification of Principal Executive Officer dated October 25, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated October 25, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated October 25, 2018 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Joseph J. Euteneuer Chief Financial Officer (Principal Financial Officer)
Date: October 25, 2018