Form 10-K
period 2018-12-31
MATTEL INC /DE/
filed 2019-02-22
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-05647
______________________________________________________
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
NONE
_________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,650,844 based upon the closing market price as of the close of business June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 8, 2019:
345,396,232 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2019 Proxy Statement, to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of the registrant’s fiscal year (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (ii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (vii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, including the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Toys "R" Us, Inc. or other of Mattel’s significant retailers, or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings, (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel, (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms (xix) the impact of litigation or arbitration decisions or settlement actions; and (xx) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I

Item 1.	Business.
Throughout this report "Mattel" refers to Mattel, Inc. and/or one or more of its family of companies. Mattel is a leading global children’s entertainment company that specializes in the design and production of quality toys and consumer products. Mattel's products are among the most widely recognized toy products in the world. Mattel's mission is to "create innovative products and experiences that inspire, entertain, and develop children through play." In order to deliver on this mission, Mattel is focused on the following two-part strategy to transform Mattel from a toy manufacturing company into an intellectual property ("IP")-driven, high-performing toy company:

•
In the short- to mid-term, restore profitability by reshaping operations and regain topline growth by growing Mattel's Power Brands (Barbie, Hot Wheels, Fisher-Price and Thomas & Friends, and American Girl) and expanding Mattel's brand portfolio.

•	In the mid- to long-term, capture the full value of Mattel's IP through franchise management and the development of Mattel's online retail and e-commerce capabilities.
Mattel is the owner of a portfolio of global brands with vast intellectual property potential. Mattel's portfolio of brands and products are classified as Power Brands and Toy Box:
Power Brands include:
Barbie—Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. With an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, Barbie is the premier fashion doll for children around the world.
Hot Wheels—In production for over 50 years, Hot Wheels continues to push the limits of performance and design and ignites the challenger spirit of kids, adults, and collectors. From diecast cars, to tracks, playsets, and advanced play products, the Hot Wheels portfolio has broad appeal that engages and excites kids.
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
Toy Box includes new and innovative products, as well as time-tested classics, from Mattel-owned and licensed entertainment properties:
Owned Brands—Mattel has an engaging portfolio of owned brands such as MEGA, Polly Pocket, Uno, Enchantimals, Fireman Sam, and Matchbox.
Partner Brands—Mattel brings top entertainment properties to life through innovative toy design, in partnership with Disney (CARS, Mickey Mouse Clubhouse), WWE Wrestling, Nickelodeon (Shimmer and Shine, Blaze and the Monster Machines), Warner Bros. Consumer Products (DC Comics—Batman, DC Comics Superhero Girls), NBCUniversal (Jurassic World, Fast and Furious), and Mojang (Minecraft).
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
For additional information on Mattel’s worldwide revenues by brand category, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information."

North America Segment
The North America segment markets and sells toys in the U.S. and Canada from the Power Brands, excluding American Girl, and Toy Box categories.
In the Power Brands category, 2019 will be a milestone year for Barbie, as the brand celebrates its 60th anniversary by honoring global role models and celebrating firsts for girls and women. In 2019, new product lines will include travel and exploration, and the Fashionistas line will continue to celebrate diversity with even more additions to the line. Barbie products will also continue to be supported by new animated content, including new episodes of Barbie: Dreamhouse Adventures.
Hot Wheels will launch several core product and marketing initiatives in 2019, including an expansion of the Hot Wheels Legends Tour and the launch of the kid-favorite dinosaur theme for Hot Wheels City. The brand will also launch Hot Wheels Monster Trucks globally, backed by the full-year touring live event Hot Wheels Monster Trucks Live in the U.S., and in the fall will launch an exciting partnership with Nintendo’s Mario Kart.
In 2019, Fisher-Price will return its focus to being a partner to parents with infants and children up to five years old through a combination of new product launches and a new brand platform with renewed relevance. Building off of its 89-year heritage of delivering early childhood development through play, Fisher-Price will launch three new categories that provide growth opportunities by leveraging classic play patterns with mixed materials. Thomas & Friends will continue its journey around the world with the fall 2019 release of the twenty-third season of Thomas & Friends: Big World! Big Adventures!, featuring new animated content in which Thomas and the Steam Team will meet new friends and learn about new cultures while traveling farther than ever before, visiting Italy, Brazil, China, Australia, India, and of course—Sodor.
In the Toy Box category, which consists of Owned Brands and Partner Brands, Mattel will continue to focus on developing its owned brands and being a partner of choice for leading entertainment properties by bringing products to the global marketplace with speed and innovation.
Toy Box Owned Brands includes brands such as MEGA, Polly Pocket, and Enchantimals, as well as games and other growth properties. MEGA will be launching a Detective Pikachu product line in spring 2019, based on the May 2019 theatrical release of Warner Bros. Entertainment Inc.'s Pokemon Detective Pikachu. Building off of its content distribution, Mattel will continue to revitalize its brands Polly Pocket and Enchantimals by streaming animated content on Netflix. Additionally, Polly Pocket animated content will continue streaming on Hulu, allowing for further exposure and connection points to the brand. In the games category, Mattel has a strong slate of new kids and preschool games that will launch in the spring of 2019.
Toy Box Partner Brands will continue to partner with Disney, Warner Bros. Consumer Products, Nickelodeon and NBCUniversal, bringing innovative products to the global marketplace. Key 2019 product lines based on entertainment franchises include Disney’s Toy Story 4 with a theatrical release in June 2019, continued franchise support of NBCUniversal’s Jurassic World, and the highly anticipated global launch of BTS products, modeled after the world's leading South Korean boy band, which has become a cultural sensation with global appeal.
International Segment
Products marketed by the International segment are generally the same as those developed and marketed by the North America segment, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. No individual country within the International segment exceeded 7% of worldwide consolidated gross sales during 2018.
American Girl Segment
The American Girl segment is a direct marketer, children’s publisher, and retailer dedicated to its mission to help build girls of strong character. American Girl is best known for its line of historical and contemporary characters that feature books, dolls, and accessories that inspire girls with important lessons from America’s past to today. For girls who are ready to tell their own stories, Bitty Baby introduces girls to nurturing play until they are ready for WellieWishers, a sweet group of girls who teach about empathy and being a good friend. Truly Me allows girls to express what’s on their minds and in their hearts by choosing a doll—or creating their own—from more than 1.3 million possibilities. American Girl also publishes best-selling fiction and non-fiction titles that help girls navigate the changes and challenges of growing up. The American Girl segment sells products directly to consumers via its catalog, website, in its proprietary retail stores in the U.S., at select retailers nationwide, and at specialty boutiques and franchise stores in Canada, Dubai, and Bahrain.

In January 2019, American Girl introduced its newest Girl of the Year character, Blaire Wilson, a young chef-in-training who is growing up on her family’s sustainable farm and finds that cultivating sustainable relationships is the key to true happiness. Throughout 2019, American Girl will continue to increase visibility of its exclusive content by continuing the Character Matters brand campaign, which focuses on creating girls of strong character through stories and experiences.
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
Mattel’s principal manufacturing facilities are located in Canada, China, Indonesia, Malaysia, Mexico, and Thailand. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies or regulations, and other risks, Mattel produces its products in multiple facilities across multiple countries. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future. Mattel continues to evaluate its manufacturing footprint in connection with its Structural Simplification cost savings program.
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
The majority of Mattel’s raw materials are available from numerous suppliers but may be subject to fluctuations in price. See Part I, Item 1A "Risk Factors."
Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys, games, and other products related to play, learning, and development. Competition in the toy industry is based primarily on quality, play value, brands, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, dolls, vehicles, action figures, construction toys, youth electronics, hand-held and other games, puzzles, educational toys, technology-related products, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Hasbro, JAKKS Pacific, Just Play Products, LEGO, MGA Entertainment, Moose Toys, Spin Master, and VTech, many smaller toy companies, and manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Famosa, Giochi Preziosi, Hasbro, LEGO, MGA Entertainment, Playmobil, Ravensburger, Simba, Spin Master, and VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture dolls and accessories and with children’s book publishers and retailers.
Competition among the above companies is intensifying due to trends towards shorter life cycles for individual toy products and an increasing use of high technology among consumers.  As a result of children outgrowing toys at younger ages, Mattel competes with companies that sell non-toy products, such as electronic consumer products, video games, as well as content and other entertainment companies.  Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store and online purchases. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, showcase toys online based on proprietary algorithms, and allocate shelf space to one type of toy over another. Online distributors are able to promote a wide variety of toys and represent a wide variety of toy manufacturers, and, with limited overhead, do so at a lower cost.

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
Advertising and Marketing
Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television and radio commercials, social media, and magazine, newspaper, and internet advertisements. Promotions include in-store displays, sweepstakes, merchandising materials, major events focusing on products, and tie-ins with various consumer products companies.
During 2018, 2017, and 2016, Mattel incurred expenses of $526.4 million (11.7% of net sales), $642.3 million (13.2% of net sales), and $634.9 million (11.6% of net sales), respectively, for advertising and promotion.
Sales
Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates two small retail outlets at certain corporate offices as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. American Girl products and its children's publications are sold directly to consumers and select retailers nationwide. Mattel has 20 American Girl retail stores: American Girl Place in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl stores in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, Hershey, Pennsylvania, and Scottsdale, Arizona, each of which features children’s products from the American Girl segment. Additionally, Mattel sells certain of its products online through websites of one or more of its subsidiaries.
During 2018, Mattel’s two largest customers (Walmart at $1.07 billion and Target at $0.45 billion) accounted for approximately 34% of worldwide consolidated net sales. During 2017 and 2016, Toys "R" Us accounted for $0.40 billion and $0.64 billion, respectively, of worldwide consolidated net sales. Substantially all of Mattel's sales to its two largest customers were in North America. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the U.S., none of which exceeded 10% of worldwide consolidated net sales. The customers and the degree of concentration vary depending upon the region or nation. See Part I, Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information."
Licenses and Distribution Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.

Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Star Wars, Mickey Mouse, Jake and the Never Land Pirates, CARS 3 and Toy Story from Pixar, and certain Disney films and television properties), NBCUniversal (including Fast and Furious and Jurassic World), Viacom International, Inc. relating to its Nickelodeon properties (including Dora the Explorer, Blaze and the Monster Machines, SpongeBob SquarePants, and Sunny Day), Warner Bros. Consumer Products (including Batman, Superman, Wonder Woman, Justice League, and DC Comics Superhero Girls), Microsoft (including Halo), Mojang (including Minecraft), and WWE Wrestling.
Mattel's license with Warner Bros. Consumer Products for the global rights to produce and sell action figures based on DC Comics characters expires in March 2020 and will not be renewed.
Royalty expense for 2018, 2017, and 2016 was $224.0 million, $244.5 million, and $228.9 million, respectively. See "Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies."
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
Mattel customarily seeks trademark, copyright, and/or patent protection covering its products, and it owns or has applications pending or registrations for U.S. and foreign trademarks, copyrights, and patents covering many of its products. Although a number of these trademarks, copyrights, and patents relate to product lines that are significant to Mattel’s business and operations, Mattel does not believe it is dependent on a single trademark, copyright, or patent. Mattel believes its rights to these properties are adequately protected, but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.
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
Agreements to purchase inventory, services, and other items with terms extending through 2023 contain future minimum payments totaling approximately $448 million. Licensing and similar agreements with terms extending through 2023 and beyond contain provisions for future guaranteed minimum payments totaling approximately $282 million. Operating lease commitments with terms extending through 2023 and beyond contain future minimum obligations totaling approximately $516 million. See Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies."
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
For additional information regarding foreign currency contracts, see "International Segment" above, Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk," and Part II, Item 8 "Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Derivative Instruments."
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
Mattel maintains a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on Mattel’s results of operations and financial condition, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel’s reputation and the sales of other Mattel products. See Part I, Item 1A "Risk Factors."
Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s web-based products and services and other online and digital communications activity are or may be subject to U.S. and foreign privacy-related regulations, including the U.S. Children’s Online Privacy Protection Act of 1998 and the EU General Data Protection Regulation and related national regulations. Privacy-related laws also exist in some U.S. states. Mattel believes that it is in substantial compliance with these laws and regulations.
Mattel’s worldwide operations are subject to the requirements of various environmental laws and regulations in the jurisdictions where those operations are located. Mattel believes that it is in substantial compliance with those laws and regulations. Mattel’s operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state, and local environmental agencies within and outside the U.S. with respect to the discharge or cleanup of hazardous waste. Mattel is not aware of any material cleanup liabilities.
Mattel is subject to various other federal, state, local, and international laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.
Employees
The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. As of December 31, 2018, Mattel’s total number of employees was approximately 27,000.

Available Information
Mattel files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") with the SEC. The SEC maintains an Internet website that contains reports, proxy, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
Mattel’s internet website address is http://corporate.mattel.com. Mattel makes available on its internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Item 1A.	Risk Factors.
If any of the risks and uncertainties described in the cautionary risk factors listed below actually occurs, Mattel’s business, financial condition and results of operations could be significantly and adversely affected. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
If Mattel does not successfully identify or satisfy consumer preferences, its results of operations may be adversely affected.
Mattel’s business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences, particularly with children as the end users of Mattel’s products, are continuously changing. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ toys, boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, will depend on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase. If Mattel does not successfully meet the challenges outlined above in a timely and cost-effective manner, demand for its products could decrease, and Mattel’s revenues, profitability, and results of operations may be adversely affected.
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
A small number of customers account for a large share of Mattel’s net sales. In 2018, Mattel’s two largest customers, Walmart and Target, in the aggregate, accounted for approximately 34% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 49% of net sales. During 2017 and 2016, Toys "R" Us accounted for $0.40 billion and $0.64 billion, respectively, of worldwide consolidated net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer could reduce its overall purchases of Mattel’s products, reduce the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seek to materially change the terms of the business relationship at any time. Any such change could significantly harm Mattel’s business and operating results. Furthermore, the bankruptcy or other lack of success of one or more of Mattel's significant retail customers has, and in the future could negatively impact Mattel's revenues and profitability.
Liquidity problems or bankruptcy of Mattel’s key customers, including the bankruptcy filing by Toys "R" Us, could have a significant adverse effect on Mattel’s business, financial condition and results of operations.
Mattel’s sales to customers are typically made on credit without collateral. There is a risk that key customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers, weak retail sales, or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, if key customers were to cease doing business as a result of bankruptcy, or significantly reduce the number of stores operated, it could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.
On September 18, 2017, Toys "R" Us and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. This Chapter 11 proceeding and subsequent liquidation has negatively impacted Mattel’s recurring revenue from Toys "R" Us.
Mattel may be unable to realize the anticipated cost savings from its previously announced cost savings plan or may incur additional and/or unexpected costs in order to realize them.
Mattel is implementing a series of cost savings initiatives as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cost Savings Programs." Mattel incurred costs of $109.8 million and $45.1 million in 2018 and 2017, respectively, to achieve such cost savings, and expects to incur additional costs during 2019. There can be no assurance that Mattel will be able to realize the anticipated cost savings from its previously announced cost savings plan in the amounts or within the anticipated timeframes or at all. In addition, any cost savings that Mattel realizes may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from its proposed cost savings plan could have an adverse effect on Mattel’s financial results and prospects.
The amounts of anticipated cost savings and anticipated expenses related thereto are based on Mattel’s current estimates, but they involve risks, uncertainties, assumptions, and other factors that may cause actual results, performance, or achievements to be materially different from those described herein. Assumptions relating to the plans and amounts related thereto involve subjective decisions and judgments with respect to, among other things, the estimated impact of certain operational adjustments, including marketing efficiency, labor management, material input cost fluctuations, plant transition costs, and other cost and savings adjustments, as well as future economic, competitive, industry and market conditions and future business decisions, all of which are inherently uncertain and may be beyond the control of Mattel’s management. Although Mattel’s management believes these estimates and assumptions to be reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the estimates described herein will prove to be accurate or that the objectives and plans expressed will be achieved. Neither Mattel’s independent registered public accounting firm nor any other independent registered public accounting firm, has examined, compiled, or performed any procedures with respect to these amounts, nor have they expressed any opinion, or any other form of assurance, on such information or their achievability.

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
Mattel has announced, and in the future may announce, initiatives to reduce its costs, optimize its manufacturing footprint, increase its efficiency, improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, offer new innovative products and improve existing products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. In addition, Mattel may anticipate introducing a particular product, product line or brand at a certain time in the future. There is no guarantee that Mattel will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new Mattel products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.
Significant increases in the price of commodities, transportation, or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components, and finished products from Mattel’s vendors could negatively impact Mattel’s financial results.
Cost increases, whether resulting from rising costs of materials, transportation, services, labor, or compliance with existing or future regulatory requirements, could impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products may not be sustainable and could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts, and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Additionally, as Mattel cannot guarantee the stability of its major suppliers, major suppliers may stop manufacturing components at any time with little or no notice. If Mattel is required to use alternative sources, it may be required to redesign some aspects of the affected products, which may involve delays and additional expense. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. A reduction or interruption in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes, lockouts, an outbreak of a severe public health pandemic, severe weather, the occurrence or threat of wars or other conflicts, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product used in plastics), or otherwise, could negatively impact Mattel’s financial results.
Mattel’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, and expose it to interest rate risk to the extent of its variable rate debt.
At December 31, 2018, Mattel had $2.85 billion of indebtedness on a consolidated basis, consisting primarily of 6.75% Senior Notes due 2025, as well as Senior Notes issued in the prior years. In addition, Mattel has $1.60 billion of unused commitments under its senior secured revolving credit facilities, subject to borrowing base capacity. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."

Subject to the limits contained in the credit agreement that governs Mattel’s senior secured revolving credit facilities, the indenture that governs the notes and Mattel’s other debt instruments, Mattel may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If Mattel does so, the risks related to Mattel’s high level of debt would increase. Specifically, Mattel’s substantial indebtedness could have important consequences. For example, it could:

•
Require Mattel to dedicate a substantial portion of its cash flow from operations to payments on Mattel’s indebtedness, thereby reducing the availability of Mattel’s cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts, and other general corporate purposes;

•	Increase Mattel’s vulnerability to and limit Mattel’s flexibility in planning for, or reacting to, changes in its business and the industries in which it operates;

•	Restrict Mattel from making strategic acquisitions or cause Mattel to make non-strategic divestitures;

•	Expose Mattel to the risk of increased interest rates as borrowings under its senior secured revolving credit facilities will be subject to variable rates of interest;

•	Expose Mattel to additional risks related to currency exchange rates and repatriation of funds;

•	Place Mattel at a competitive disadvantage compared to its competitors that have less debt; and

•
Limit Mattel’s ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions, and general corporate or other purposes.

Mattel’s credit ratings have declined in recent years and as a result, Mattel’s cost of issuing new debt has increased. Any further reduction in Mattel’s credit ratings could further increase the cost of issuing any such debt. Mattel may be hindered from obtaining, or incur incremental costs to obtain, additional credit in tight credit markets. Further, Mattel’s ability to issue additional debt could be adversely affected by other factors, such as market conditions.
In addition, the indenture governing the notes and the agreements governing Mattel’s senior secured revolving credit facilities contain affirmative and negative covenants that limit Mattel’s ability to engage in activities that may be in its long-term best interests. Mattel’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of Mattel’s debts.
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
Mattel’s business may not generate sufficient cash flow from operations and future borrowings may not be available under Mattel’s senior secured revolving credit facilities in an amount sufficient to enable Mattel to pay its indebtedness or to fund its other liquidity needs. In such circumstances, Mattel may need to refinance all or a portion of its indebtedness upon or before maturity. Mattel may not be able to refinance any of Mattel’s indebtedness, including its senior secured revolving credit facilities and the notes, on commercially reasonable terms or at all. If Mattel cannot service its indebtedness, Mattel may need to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The credit agreement governing Mattel’s senior secured revolving credit facilities and the indenture governing the notes will restrict Mattel’s ability to sell assets and use the proceeds from such sales.

If Mattel is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Mattel otherwise fails to comply with the various covenants in the instruments governing its indebtedness, Mattel could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Mattel’s senior secured revolving credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against Mattel’s assets, and Mattel could be forced into bankruptcy or liquidation. If Mattel’s operating performance declines, it may need to obtain waivers in the future from the required lenders under its senior secured revolving credit facilities to avoid being in default. If Mattel breaches its covenants under its senior secured revolving credit facilities and seeks a waiver, Mattel may not be able to obtain a waiver from the required lenders. If this occurs, Mattel would be in default under its senior secured revolving credit facilities, the lenders could exercise their rights, as described above, and Mattel could be forced into bankruptcy or liquidation.
Mattel’s variable rate indebtedness subjects Mattel to interest rate risk, which could cause Mattel’s debt service obligations to increase significantly.
Borrowings under Mattel’s senior secured revolving credit facilities will be at variable rates of interest and will expose Mattel to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, Mattel’s debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and Mattel’s net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Assuming all revolving loans under Mattel’s senior secured revolving credit facilities are fully drawn and the interest rates are above the interest rate floor set forth in the credit agreement governing Mattel’s senior secured revolving credit facilities, each one-eighth point change in interest rates would result in a $2.0 million change in annual interest expense on Mattel’s indebtedness under its senior secured revolving credit facilities. However, Mattel may maintain interest rate swaps with respect to any of its variable rate indebtedness, and any swaps Mattel enters into may not fully mitigate Mattel’s interest rate risk.
Mattel is dependent upon its lenders for financing to execute its business strategy and meet its liquidity needs. If Mattel’s lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could negatively impact Mattel’s business.
In the current volatile credit market, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to extending credit up to the maximum amount permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If Mattel’s lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could be difficult in this environment to replace Mattel’s senior secured revolving credit facilities on similar terms.
Significant changes in currency exchange rates or the ability to transfer capital across borders could have a significant adverse effect on Mattel’s business and results of operations.
Mattel operates facilities and sells products in numerous countries outside the U.S. During 2018, Mattel’s International segment net sales were 42% of Mattel’s total consolidated net sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have a significant adverse effect on Mattel’s business and results of operations.

If global economic conditions deteriorate, Mattel’s business and financial results could be adversely affected.
Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to retailer customers and directly to consumers. Mattel’s performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products may be impacted by job losses, foreclosures, bankruptcies, reduced access to credit, significantly falling home prices, lower consumer confidence, and other macroeconomic factors that affect consumer spending behavior. Any of these factors can reduce the amount that consumers spend on the purchase of Mattel’s products. Deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing Mattel’s cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel’s business and financial results. For instance, our financial condition and results could be negatively affected by the economic impact of changes in trade relations among the United States and other countries, including a new United States-Mexico-Canada Agreement, China, or changes in the European Union, such as Brexit. For further discussion of these risks, see below risk factor "Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions."
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
Because of the importance of Mattel's new and emerging market net revenues, Mattel's business, financial condition, and results of operations could be harmed if any of the risks described above are not properly managed, or if Mattel is otherwise unsuccessful in managing its new and emerging market business.
An increasing portion of Mattel's business may come from technologically advanced or sophisticated digital and smart technology products, which present additional challenges compared to more traditional toys and games.
Mattel expects that children will continue to be interested in product offerings incorporating sophisticated technology, such as video games, consumer electronics, and social and digital media, at younger and younger ages. Mattel also expects that parents will seek to enhance child development and learning through digital technologies and analog and technology-based play.

In addition to the risks associated with Mattel’s more traditional products, sophisticated digital and smart technology products face certain additional risks. Costs associated with designing, developing, and producing technologically advanced or sophisticated products tend to be higher than for many of Mattel’s more traditional products. Heavy competition in consumer electronics and entertainment products and difficult economic conditions may increase the risk of Mattel not achieving sales sufficient to recover the increased costs associated with these products. Designing, developing, and producing sophisticated digital and smart technology products requires different competencies and may follow longer timelines than traditional toys and games, and any delays in the design, development, or production of these products could have a significant impact on Mattel's ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the video games, consumer electronics, and social and digital media areas is potentially even greater than for Mattel’s more traditional products. This pace of change means that the window in which a technologically advanced or sophisticated product can achieve and maintain consumer interest may be shorter than traditional toys and games. These products may also present data security and data privacy risks and be subject to certain laws, government policies or regulations not applicable to more traditional products, such as the U.S. Children’s Online Privacy Protection Act of 1998, the EU General Data Protection Regulation, which took effect in May 2018, and related national regulations. For further discussion of these risks, see below risk factor "Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have a material adverse impact on its business."
Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have a material adverse impact on its business.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. Mattel uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of Mattel’s consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. Mattel and its business partners and third-party service providers collect, process, store, and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of Mattel’s business partners’ technology and systems, could expose Mattel or its customers to a risk of loss or misuse of such information, which could adversely affect Mattel’s operating results, result in regulatory enforcement, other litigation and potential liability for Mattel, and otherwise harm its business. Mattel’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers. Although Mattel has developed systems and processes that are designed to protect personal information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider, such measures cannot provide absolute security.
Mattel has exposure to similar security risks faced by other large companies that have data stored on their information technology systems. To its knowledge, Mattel has not experienced any material breach of its network systems. If Mattel’s or its third-party service providers' systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of which could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, Mattel could experience delays or decreases in product sales and reduced efficiency of its operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets, or data, which could expose Mattel to potential litigation, regulatory actions, sanctions, or other statutory penalties, any or all of which could adversely affect its business, and cause it to incur significant losses and remediation costs.
As a global company, Mattel is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the EU General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. Mattel’s ongoing compliance with the EU General Data Protection Regulation and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time.

Mattel’s business depends in large part on the success of its vendors and outsourcers, and Mattel’s brands and reputation may be harmed by actions taken by third parties that are outside Mattel’s control. In addition, any material failure, inadequacy, or interruption resulting from such vendors or outsourcings could harm Mattel’s ability to effectively operate its business.
As a part of its efforts to cut costs, achieve better efficiencies and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics, and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue affecting the quality of these services or systems, may be attributed by customers to Mattel, thus damaging Mattel’s reputation and brand value, and potentially affecting its results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers could cause delays in product sales and reduce efficiency of Mattel’s operations, and significant capital investments could be required to remediate the problem.
If Mattel is not able to adequately protect its proprietary intellectual property and information, and protect against third-party claims that Mattel is infringing on their intellectual property rights, its results of operations could be adversely affected.
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
Mattel operates in a highly regulated environment in the U.S. and international markets.  U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products.  These policies or regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws, and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs (including international trade laws and regulations, export controls, and economic sanctions), and regulations regarding currency and financial matters, anticorruption standards (such as the U.S. Foreign Corrupt Practices Act), environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions.  While Mattel takes all the steps it believes are necessary to comply with these laws and policies or regulations, there can be no assurance that Mattel will be in compliance in the future.  Compliance with these various laws, regulations, and policies imposes significant costs on Mattel’s business, and failure to comply could result in monetary liabilities and other penalties and could lead to significant negative media attention and consumer dissatisfaction, which could have a significant adverse effect on Mattel’s business, financial condition, and results of operations.
In addition, changes in laws, policies or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations, any of which could negatively impact its financial condition and results of operations. Specifically, in December 2017, the Tax Cuts and Jobs Act (the "U.S. Tax Act") was signed into law and significantly revised the Internal Revenue Code of 1986, as amended. This legislation, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21% beginning in 2018.  Notwithstanding the reduction in the corporate income tax rate, Mattel is continuing to examine the long-term impact of the U.S. Tax Act. During 2018, the Department of the Treasury issued certain guidance in the form of notices and proposed regulations with respect to several provisions of the U.S. Tax Act. It is anticipated that additional regulations or other guidance may be issued with respect to the U.S. Tax Act in 2019 and subsequent years. As regulations and guidance evolve with respect to the U.S. Tax Act, this could have a material adverse effect on Mattel’s financial performance.  In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and how foreign jurisdictions will react to the new tax law by adopting tax legislation or taking other actions that could adversely affect Mattel's business.
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
Mattel’s current operating procedures and product requirements, including testing requirements and standards, have imposed costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, have caused, and in the future could cause, further revisions in Mattel’s operating procedures and product requirements. Changes in Mattel’s operating procedures and product requirements may delay delivery of products and increase costs. Mattel’s relationship with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Mattel is not currently dependent on a single supplier or group of suppliers. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability, and labor shortages have caused a substantial contraction in the number of toy manufacturers in China, decreasing the number of potential vendors to manufacture Mattel’s products. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.
The production and sale of private-label toys by Mattel’s retail customers may result in lower purchases of Mattel-branded products by those retail customers.
In recent years, consumer goods companies, including those in the toy business, generally have experienced the phenomenon of retail customers developing their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains and online retailers that are customers of Mattel, including its largest retail customers, Walmart and Target, sell private-label toys designed, manufactured, and branded by the retailers themselves. These toys may be sold at prices lower than comparable toys sold by Mattel and may result in lower purchases of Mattel-branded products by these retailers. In some cases, retailers who sell these private-label toys are larger than Mattel and may have substantially more resources than Mattel.
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
Mattel’s business is worldwide in scope, including operations in over 50 countries and territories. Political instability, civil unrest, the deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the U.S. and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status between the U.S. and China or Mexico could result in a substantial increase in the import duty of toys manufactured in these countries and imported into the U.S. There is currently significant uncertainty about the future relationship between the U.S. and China, including with respect to trade policies, tariffs, treaties, and government regulations. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Recently, the U.S. has increased tariffs on certain goods imported into the U.S. from China, following which the Chinese government increased tariffs on certain goods imported into China from the U.S., in response to which the U.S. announced plans to impose additional tariffs. There is a risk of further escalation and retaliatory actions between the two countries. In addition, the current administration, certain members of Congress, and federal officials have stated that the U.S. may seek to implement more protective trade measures, not just with respect to China, but with respect to other countries in the Asia Pacific region as well. Any increased trade barriers or restrictions on global trade, especially trade with China, could adversely impact our business and financial statements. In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Disruptions in Mattel’s manufacturing operations due to political instability, civil unrest, or disease could negatively impact Mattel’s business, financial position, and results of operations.
Mattel owns, operates and manages manufacturing facilities and utilizes third-party manufacturers throughout Asia, primarily in China, Indonesia, Malaysia, Thailand, Canada, and Mexico. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage Mattel’s manufacturing operations located there. In the past, outbreaks of avian flu have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. The design, development, and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract avian flu or other communicable diseases, or otherwise are unable to fulfill their obligations to Mattel. While Mattel has developed contingency plans designed to help mitigate the impact of disruptions in its manufacturing operations, its business, financial position, and results of operations could be negatively impacted by a significant disruption to its manufacturing operations or suppliers.
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

Mattel may engage in acquisitions, mergers, dispositions, or other strategic transactions, which may affect the revenues, profit, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.
Mattel regularly considers, and from time to time may engage in, discussions and negotiations regarding acquisitions, mergers, or dispositions, or other strategic transactions that could affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to complete these transactions on terms acceptable to Mattel and to potential merger partners. There can also be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. Further, Mattel cannot be certain that key talented individuals at those acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.
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
Mattel tests its goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Declines in profitability of Mattel’s reporting units may impact the fair value of its reporting units, which could result in an impairment of its goodwill, negatively impacting its results of operations. For more information, see Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Goodwill and Nonamortizable Intangible Assets" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 3 to the Consolidated Financial Statements—Goodwill and Other Intangibles."
Mattel’s stock price has been volatile over the past several years and could decline in the future, resulting in losses for Mattel's investors.
All the factors discussed in this section or any other material announcements or events could affect Mattel's stock price. In addition, quarterly fluctuations in Mattel's operating results, changes in investor and analyst perception of Mattel's business risks and conditions of our business, Mattel's ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of Mattel's stock by research analysts, fluctuations in the stock prices of Mattel's peer companies or in stock markets in general, and general economic or political conditions could also cause the price of Mattel's stock to change. A significant drop in the price of Mattel's stock could expose Mattel to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting Mattel's business. There is a purported class action alleging federal securities laws violations currently pending in the Ninth Circuit Court of Appeals following dismissal of the lawsuit by the United States District Court for the Central District of California against Mattel and individual defendants. In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuit. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 607,000 square feet, which is used by the North America segment and for brand and corporate support functions. American Girl owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton, DeForest, and Wilmot, Wisconsin, consisting of a total of approximately 948,000 square feet, all of which are used by the American Girl segment. Additionally, Mattel leases a facility in Montreal, Canada, consisting of approximately 817,000 square feet, which is used for brand support and manufacturing functions. These facilities in Canada are used by both the North America and International segments. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.
Mattel maintains leased offices in Arkansas, California, Minnesota, and New York, and leased warehouse and distribution facilities in California, Pennsylvania, and Texas, all of which are used by the North America segment. Mattel has leased retail and related office space in Chicago, Illinois, Los Angeles, California, and New York, New York for its American Girl Place stores, and in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, Hershey, Pennsylvania, and Scottsdale, Arizona for its American Girl stores. Internationally, Mattel has offices and/or warehouse space in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Colombia, the Czech Republic, Denmark, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Panama, Peru, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan, Turkey, and the United Kingdom, which are leased (with the exception of office and warehouse space in Chile and certain warehouse space in France that is owned by Mattel) and used by the International segment. Mattel also has office space and principal manufacturing facilities in China, which support the North America, International, and American Girl segments.
For leases that are scheduled to expire within the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies." Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

Item 3.	Legal Proceedings.
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Mattel’s common stock, par value $1.00 per share, is traded under the symbol "MAT" on The Nasdaq Global Select Market.
Holders of Record
As of February 8, 2019, Mattel had approximately 26,000 holders of record of its common stock.
Recent Sales of Unregistered Securities
During the fourth quarter of 2018, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2018, 2017, and 2016, Mattel did not repurchase any shares of its common stock.
The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2018:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
Period:
October 1—31	7,198	$13.61	—	$203,016,273
November 1—30	1,363	13.90	—	203,016,273
December 1—31	26,710	9.96	—	203,016,273
Total	35,271	$10.86	—	$203,016,273

(a)
The total number of shares purchased includes 35,271 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(b)
Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2018, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2013 and reinvestment of dividends.

	December 31,
	2013	2014	2015	2016	2017	2018
Cumulative Total Return:
Mattel, Inc.	$100.00	$67.93	$63.47	$67.55	$39.28	$25.51
S&P 500	$100.00	$113.68	$115.24	$129.02	$157.17	$150.27
S&P 500 Consumer Discretionary	$100.00	$109.68	$120.76	$128.05	$157.47	$158.75

Item 6.	Selected Financial Data.

	For the Year Ended December 31,
	2018	2017 (b)	2016 (b)	2015 (b)	2014 (b)
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$4,510,852	$4,881,951	$5,456,650	$5,702,613	$6,023,819
Gross profit	1,794,725	1,820,829	2,554,391	2,806,358	3,001,022
% of net sales	39.8%	37.3%	46.8%	49.2%	49.8%
Operating (loss) income	(236,507)	(339,440)	527,675	549,596	665,717
% of net sales	(5.2)%	(7.0)%	9.7%	9.6%	11.1%
(Loss) income before income taxes	(419,261)	(504,987)	409,742	463,915	586,910
Provision for income taxes (a)	111,732	548,849	91,720	94,499	88,036
Net (loss) income	$(530,993)	$(1,053,836)	$318,022	$369,416	$498,874
Net (Loss) Income Per Common Share—Basic	$(1.54)	$(3.07)	$0.93	$1.08	$1.46
Net (Loss) Income Per Common Share—Diluted	$(1.54)	$(3.07)	$0.92	$1.08	$1.45
Dividends Declared Per Common Share	$—	$0.91	$1.52	$1.52	$1.52

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Financial Position:
Total assets	$5,243,465	$6,238,503	$6,493,794	$6,535,143	$6,721,983
Noncurrent liabilities	3,321,392	3,357,245	2,580,439	2,256,360	2,684,026
Stockholders’ equity	669,465	1,257,455	2,407,782	2,633,254	2,949,071

(a)
The provision for income taxes in 2018 was negatively impacted by a $14.6 million expense related to changes to Mattel's indefinite reinvestment assertion, and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The provision for income taxes in 2017 was negatively impacted by net tax expense of $454.4 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017. The provision for income taxes in 2016 was positively impacted by net tax benefits of $16.8 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of a new accounting pronouncement. The provision for income taxes in 2015 was positively impacted by net tax benefits of $19.1 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2014 was positively impacted by net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for the HIT Entertainment and MEGA Brands operations.

(b)
In accordance with Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million, $8.4 million, $8.7 million, and $12.0 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the year ended December 31, 2017, 2016, 2015, and 2014, respectively.

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
Overview
Mattel is a leading global children’s entertainment company that specializes in the design and production of quality toys and consumer products. Mattel's products are among the most widely recognized toy products in the world. Mattel's mission is to "create innovative products and experiences that inspire, entertain, and develop children through play." In order to deliver on this mission, Mattel is focused on the following two-part strategy to transform Mattel from a toy manufacturing company into an IP-driven, high-performing toy company:

•
In the short- to mid-term, restore profitability by reshaping operations and regain topline growth by growing Mattel's Power Brands (Barbie, Hot Wheels, Fisher-Price and Thomas & Friends, and American Girl) and expanding Mattel's brand portfolio.

•	In the mid- to long-term, capture the full value of Mattel's IP through franchise management and the development of Mattel's online retail and e-commerce capabilities.
Results of Operations
2018 Compared to 2017
Consolidated Results
Net sales for 2018 were $4.51 billion, an 8% decrease, as compared to $4.88 billion in 2017. Net sales for 2018 were negatively impacted by 6% from lower Toys "R" Us sales as a result of its liquidation. Net loss for 2018 was $531.0 million, or $1.54 per share, as compared to a net loss of $1.05 billion, or $3.07 per share, in 2017, primarily due to lower income tax expense, related to the establishment in the third quarter of 2017 of a valuation allowance on U.S. deferred tax assets that will likely not be realized, and a lower advertising and promotion rate.

The following table provides a summary of Mattel’s consolidated results for 2018 and 2017:

	For the Year Ended				Year/Year Change
	December 31, 2018		December 31, 2017
	Amount	% of Net Sales	Amount (a)	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$4,510.9	100.0%	$4,882.0	100.0%	-8%	—
Gross profit	$1,794.7	39.8%	$1,820.8	37.3%	-1%	250
Advertising and promotion expenses	526.4	11.7	642.3	13.2	-18%	(150)
Other selling and administrative expenses	1,504.8	33.4	1,517.9	31.1	-1%	230
Operating loss	(236.5)	-5.2	(339.4)	-7.0	-30%	180
Interest expense	181.9	4.0	105.2	2.2	73%	180
Interest (income)	(6.5)	-0.1	(7.8)	-0.2	-17%	10
Other non-operating expense, net	7.3		68.1
Loss before income taxes	$(419.3)	-9.3%	$(505.0)	-10.3%	-17%	100

(a)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the year ended December 31, 2017.

Sales
Net sales for 2018 were $4.51 billion, an 8% decrease, as compared to $4.88 billion in 2017.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for 2018 and 2017:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2018	December 31, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$1,089.0	$954.9	14%	-1%
Hot Wheels	834.1	777.3	7%	-2%
Fisher-Price and Thomas & Friends	1,185.7	1,370.5	-13%	—%
American Girl	342.4	473.3	-28%	—%
Total Power Brands	3,451.1	3,576.1	-3%	-1%

Toy Box
Owned Brands	887.4	980.6	-10%	-2%
Partner Brands	737.0	957.5	-23%	-1%
Total Toy Box	1,624.4	1,938.0	-16%	-1%

Total Gross Sales	5,075.5	5,514.1	-8%	-1%
Sales Adjustments	(564.7)	(632.2)
Total Net Sales	$4,510.9	$4,882.0	-8%	-1%
Gross sales were $5.08 billion in 2018, a decrease of $438.6 million, or 8%, as compared to $5.51 billion in 2017, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was a result of lower Toy Box and Power Brands sales, and included lower Toys "R" Us sales of 6%.

The 3% decrease in Power Brands gross sales was primarily due to lower sales of American Girl products and Fisher-Price and Thomas & Friends products, partially offset by higher sales of Barbie products. The 28% decrease in American Girl gross sales was primarily due to lower sales in proprietary retail and direct channels, a strategic shift away from the utilization of external distribution channels, and the sale of Corolle in the first quarter of 2018. Of the 13% decrease in Fisher-Price and Thomas & Friends gross sales, 6% was due to lower sales of Fisher-Price infant products and 5% was due to lower sales of Thomas & Friends products. The 14% increase in Barbie gross sales was primarily driven by positive POS brand momentum.
The 16% decrease in Toy Box gross sales was due to lower sales of Toy Box Partner Brands and Toy Box Owned Brands products. Of the 23% decrease in Toy Box Partner Brands gross sales, 24% was due to lower sales of CARS products, primarily as a result of the 2017 CARS 3 theatrical release, 5% was due to lower sales of DC Comics action figures products, and 5% was due to lower sales of DC Comics Superhero Girls products, partially offset by initial sales of Jurassic World products of 21% as a result of the 2018 theatrical release of Jurassic World: Fallen Kingdom. Of the 10% decrease in Toy Box Owned Brands gross sales, 8% was due to lower sales of MEGA products.
Cost of Sales
Cost of sales as a percentage of net sales was 60.2% in 2018, as compared to 62.7% in 2017. Cost of sales decreased by $345.0 million, or 11%, to $2.72 billion in 2018 from $3.06 billion in 2017, as compared to an 8% decrease in net sales. Within cost of sales, product and other costs decreased by $295.0 million, or 12%, to $2.15 billion in 2018 from $2.44 billion in 2017; freight and logistics expenses decreased by $29.5 million, or 8%, to $344.2 million in 2018 from $373.7 million in 2017; and royalty expenses decreased by $20.5 million, or 8%, to $224.0 million in 2018 from $244.5 million in 2017.
Gross Margin
Gross margin increased to 39.8% in 2018 from 37.3% in 2017. The increase in gross margin was primarily driven by Structural Simplification savings and lower obsolescence expense, partially offset by input cost inflation of raw materials and plant labor.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 11.7% in 2018 from 13.2% in 2017, primarily driven by Structural Simplification savings of approximately $30 million.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.50 billion, or 33.4% of net sales, in 2018, as compared to $1.52 billion, or 31.1% of net sales, in 2017. The decrease in other selling and administrative expenses was primarily driven by Structural Simplification savings of approximately $165 million, substantially offset by higher incentive compensation expense of approximately $65 million, higher severance and restructuring costs of approximately $39 million, and bad debt expense, net, of approximately $32 million related to the Toys "R" Us liquidation in 2018.
Interest Expense
Interest expense was $181.9 million in 2018, as compared to $105.2 million in 2017. The increase in interest expense was due to higher interest rates on outstanding debt and higher outstanding borrowings throughout 2018.
Other Non-Operating Expense, Net
Other non-operating expense, net, was $7.3 million in 2018, as compared to $68.1 million in 2017. The decrease in other non-operating expense, net, was primarily driven by a $59.0 million loss related to the discontinuation of Mattel's Venezuelan operations in the fourth quarter of 2017. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk—Venezuelan Operations" for more information.

Provision for Income Taxes
Mattel’s provision for income taxes was $111.7 million in 2018, as compared to $548.8 million in 2017. The 2018 income tax provision included a $14.6 million expense related to changes to its indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The 2017 income tax provision included net tax expense of $454.4 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017.
North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2018 and 2017:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2018	December 31, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$535.7	$450.9	19%	—%
Hot Wheels	380.2	340.0	12%	—%
Fisher-Price and Thomas & Friends	665.9	737.4	-10%	—%
Total Power Brands	1,581.8	1,528.3	4%	—%

Toy Box
Owned Brands	434.0	506.8	-14%	—%
Partner Brands	406.3	501.5	-19%	—%
Total Toy Box	840.3	1,008.3	-17%	—%

Total Gross Sales	2,422.1	2,536.7	-5%	-1%
Sales Adjustments	(149.3)	(162.8)
Total Net Sales	$2,272.8	$2,373.9	-4%	—%
Gross sales for the North America segment were $2.42 billion in 2018, a decrease of $114.6 million, or 5%, as compared to $2.54 billion in 2017, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the North America segment gross sales was primarily a result of lower Toy Box gross sales and included an unfavorable impact from lower Toys "R" Us sales of 12%. Gross sales reflect Toys "R" Us gross sales reversals of approximately $27 million and $47 million in 2018 and 2017, respectively.
The 4% increase in Power Brands gross sales was primarily due to higher sales of Barbie and Hot Wheels products, partially offset by lower sales of Fisher-Price and Thomas & Friends products. The 19% increase in Barbie gross sales was primarily driven by positive POS brand momentum. The 12% increase in Hot Wheels gross sales was primarily driven by the brand's 50th anniversary. Of the 10% decrease in Fisher-Price and Thomas & Friends gross sales, 4% was due to lower sales of Thomas & Friends products and 4% was due to lower sales of Fisher-Price preschool products.
The 17% decrease in Toy Box gross sales was due to lower sales of Toy Box Partner Brands and Toy Box Owned Brands products. Of the 19% decrease in Toy Box Partner Brands gross sales, 19% was due to lower sales of CARS products, primarily as a result of the 2017 CARS 3 theatrical release, 6% was due to lower sales of DC Comics action figures products, and 5% was due to lower sales of DC Comics Superhero Girls products, partially offset by initial sales of Jurassic World products of 24% as a result of the 2018 theatrical release of Jurassic World: Fallen Kingdom. Of the 14% decrease in Toy Box Owned Brands gross sales, 8% was due to lower sales of MEGA products and 4% was due to lower sales of Monster High products.

Cost of sales decreased 9% in 2018, as compared to a 4% decrease in net sales, primarily due to lower product and other costs and lower freight and logistics expenses. Gross margin in 2018 increased primarily due to Structural Simplification savings and lower obsolescence expense, partially offset by input cost inflation of raw materials and plant labor. As a result of the Toys "R" Us net sales reversals in 2018 and 2017, gross margin included the cost of sales for the inventory sold, but excluded the corresponding net sales.
North America segment income was $221.3 million in 2018, as compared to segment income of $98.5 million in 2017, primarily due to higher gross margin and lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in 2018 versus 2017:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-7%	-2%
Europe	-3%	2%
Latin America	-2%	-6%
Global Emerging Markets	-17%	-3%
The following table provides a summary of percentage changes in gross sales within the International segment in 2018 versus 2017:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-8%	-2%
Europe	-4%	1%
Latin America	-3%	-6%
Global Emerging Markets	-17%	-4%

(a)
Mattel reorganized its regional reporting structure in the first quarter of 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current period presentation.

The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2018 and 2017:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2018	December 31, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$553.2	$504.0	10%	-2%
Hot Wheels	453.9	437.4	4%	-3%
Fisher-Price and Thomas & Friends	519.8	633.1	-18%	-2%
American Girl	1.8	0.1
Total Power Brands	1,528.6	1,574.6	-3%	-2%

Toy Box
Owned Brands	452.8	473.0	-4%	-2%
Partner Brands	330.7	456.0	-27%	-1%
Total Toy Box	783.6	929.0	-16%	-2%

Total Gross Sales	2,312.2	2,503.5	-8%	-2%
Sales Adjustments	(401.0)	(442.7)
Total Net Sales	$1,911.2	$2,060.8	-7%	-2%
Gross sales for the International segment were $2.31 billion in 2018, a decrease of $191.3 million, or 8%, as compared to $2.50 billion in 2017, with an unfavorable impact from changes in currency exchange rates of 2 percentage points, lower Toys "R" Us sales of 2%, and a negative impact from the slowdown in our China business of 4%. The decrease in the International segment gross sales was due to lower Toy Box and Power Brands sales.
The 3% decrease in Power Brands gross sales was primarily due to lower sales of Fisher-Price and Thomas & Friends products, partially offset by higher sales of Barbie products. Of the 18% decrease in Fisher-Price and Thomas & Friends products, 12% was due to lower sales of Fisher-Price infant products and 6% was due to lower sales of Thomas & Friends products. The 10% increase in Barbie gross sales was primarily driven by positive POS brand momentum.
The 16% decrease in Toy Box gross sales was primarily due to lower sales of Toy Box Partner Brands products. Of the 27% decrease in Toy Box Partner Brands gross sales, 29% was due to lower sales of CARS products, primarily as a result of the 2017 CARS 3 theatrical release, and 5% was due to lower sales of DC Comics Superhero Girls products, partially offset by initial sales of Jurassic World products of 18% as a result of the 2018 theatrical release of Jurassic World: Fallen Kingdom.
Cost of sales decreased 8% in 2018, as compared to a 7% decrease in net sales, primarily due to lower product and other costs. Gross margin in 2018 decreased as a result of higher input cost inflation of raw materials and plant labor and unfavorable foreign exchange, partially offset by Structural Simplification savings and price increases.
International segment income was $9.1 million in 2018, as compared to a segment loss of $5.9 million in 2017, primarily due to lower advertising and promotion expenses and lower other selling and administrative expenses, partially offset by lower gross profit.

American Girl Segment
The following table provides a summary of Mattel’s gross sales by brand for the American Girl segment for 2018 and 2017:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2018	December 31, 2017
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$341.2	$473.9	-28%	—%
Sales Adjustments	(14.4)	(26.7)
Total Net Sales	$326.8	$447.2	-27%	—%
Gross sales for the American Girl segment were $341.2 million in 2018, a decrease of $132.7 million, or 28%, as compared to $473.9 million in 2017. The decrease in American Girl gross sales was primarily due to lower sales in proprietary retail and direct channels, a strategic shift away from the utilization of external distribution channels, and the sale of Corolle in the first quarter of 2018.
Cost of sales decreased 45% in 2018, as compared to a 27% decrease in net sales, primarily due to lower product and other costs and lower obsolescence expense. Gross margin in 2018 increased as a result of lower obsolescence expense.
American Girl segment loss was $17.5 million in 2018, as compared to segment loss of $73.0 million in 2017, primarily due to lower other selling and administrative expenses and lower obsolescence expense.
2017 Compared to 2016
Consolidated Results
Net sales for 2017 were $4.88 billion, an 11% decrease, as compared to $5.46 billion in 2016. Net loss for 2017 was $1.05 billion, or a loss of $3.07 per diluted share, as compared to net income of $318.0 million, or earnings of $0.92 per diluted share, in 2016. The net loss for 2017 was impacted by lower gross profit, a higher advertising rate, higher other selling and administrative expenses, higher interest expense, a $59.0 million non-operating expense related to the discontinuation of Mattel's Venezuelan subsidiary, and a net tax expense of $454.4 million primarily related to the establishment of a valuation allowance on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017.
The following table provides a summary of Mattel’s consolidated results for 2017 and 2016:

	For the Year Ended				Year/Year Change
	December 31, 2017		December 31, 2016
	Amount (a)	% of Net Sales	Amount (a)	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$4,882.0	100.0%	$5,456.7	100.0%	-11%	—
Gross profit	$1,820.8	37.3%	$2,554.4	46.8%	-29%	(950)
Advertising and promotion expenses	642.3	13.2	634.9	11.6	1%	160
Other selling and administrative expenses	1,517.9	31.1	1,391.8	25.5	9%	560
Operating (loss) income	(339.4)	-7.0	527.7	9.7	-164%	(1,670)
Interest expense	105.2	2.2	95.1	1.7	11%	50
Interest (income)	(7.8)	-0.2	(9.1)	-0.2	-15%	—
Other non-operating expense, net	68.1		32.0
(Loss) income before income taxes	$(505.0)	-10.3%	$409.7	7.5%	-223%	(1,780)

(a)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million and $8.4 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the year ended December 31, 2017 and 2016, respectively.

Sales
Net sales for 2017 were $4.88 billion, an 11% decrease, as compared to $5.46 billion in 2016.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Power Brands
Barbie	$954.9	$971.8	-2%	1%
Hot Wheels	777.3	797.0	-2%	2%
Fisher-Price and Thomas & Friends	1,370.5	1,546.1	-11%	1%
American Girl	473.3	592.1	-20%	—%
Total Power Brands	3,576.1	3,907.0	-8%	1%

Toy Box
Owned Brands	980.6	1,299.1	-25%	—%
Partner Brands	957.5	867.7	10%	1%
Total Toy Box	1,938.0	2,166.7	-11%	—%

Total Gross Sales	5,514.1	6,073.7	-9%	1%
Sales Adjustments	(632.2)	(617.0)
Total Net Sales	$4,882.0	$5,456.7	-11%	—%
Gross sales were $5.51 billion in 2017, a decrease of $559.6 million, or 9%, as compared to $6.07 billion in 2016, with a favorable impact from changes in currency exchange rates of 1 percentage point. The decrease in gross sales was due to decreases in Toy Box and Power Brands sales, and was partially a result of the reversal of approximately $47 million of gross sales related to Toys "R" Us filing for bankruptcy. In addition, Mattel began to reduce shipping to Toys "R" Us in early September 2017, which resulted in a loss of revenue in the second half of 2017.
The 8% decrease in Power Brands gross sales was primarily due to lower sales of American Girl products and Fisher-Price and Thomas & Friends products. The 20% decrease in American Girl gross sales was primarily due to lower sales across channels. Of the 11% decrease in Fisher-Price and Thomas & Friends gross sales, 5% was due to lower sales of Fisher-Price infant products and 4% was due to lower sales of Thomas & Friends products.
The 11% decrease in Toy Box gross sales was primarily due to lower sales of Toy Box Owned Brands products, partially offset by higher sales of Toy Box Partner Brands products. Of the 25% decrease in Toy Box Owned Brands gross sales, 10% was due to lower sales of Monster High products and 8% was due to lower sales of MEGA products. Of the 10% increase in Toy Box Partner Brands gross sales, 29% was due to higher sales of CARS products, primarily as a result of the 2017 CARS 3 theatrical release, partially offset by lower sales of DC Comics Superhero Girls products of 6% and lower sales of Minecraft products of 5%.
Cost of Sales
Cost of sales as a percentage of net sales was 62.7% in 2017, as compared to 53.2% in 2016. Cost of sales increased by $158.9 million, or 5%, to $3.06 billion in 2017 from $2.90 billion in 2016, as compared to an 11% decrease in net sales. Within cost of sales, product and other costs increased by $92.4 million, or 4%, to $2.44 billion in 2017 from $2.35 billion in 2016, primarily as a result of higher obsolescence expense; freight and logistics expenses increased by $50.9 million, or 16%, to $373.6 million in 2017 from $322.7 million in 2016; and royalty expenses increased $15.6 million, or 7%, to $244.5 million in 2017 from $228.9 million in 2016.

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
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.52 billion, or 31.1% of net sales, in 2017, as compared to $1.39 billion, or 25.5% of net sales, in 2016. The increase in other selling and administrative expenses was primarily due to asset impairments of approximately $36 million, higher severance and restructuring expenses of approximately $25 million, higher employee-related costs of approximately $19 million, higher incentive and equity compensation of approximately $16 million, and costs associated with the new American Girl flagship store in New York City of approximately $14 million.
Other Non-Operating Expense, Net
Other non-operating expense, net, was $68.1 million in 2017, as compared to $32.0 million in 2016. In the fourth quarter of 2017, Mattel initiated actions to discontinue operations in Venezuela, which resulted in a $59.0 million loss in other non-operating expense, net, related to the associated cumulative translation adjustments. In 2016, Mattel recognized approximately $26 million of foreign currency exchange loss related to a change in the remeasurement rate used by Mattel's Venezuelan subsidiary. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk—Venezuelan Operations" for more information.
Provision for Income Taxes
Mattel’s provision for income taxes was $548.8 million in 2017, as compared to $91.7 million in 2016. Mattel's effective tax rate on loss before income taxes was (108.7)% in 2017, as compared to an effective tax rate on income before income taxes of 22.4% in 2016. The 2017 income tax provision included net tax expense of $454.4 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017. The 2016 income tax provision included net tax benefits of $16.8 million primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

North America Segment
The following table provides a summary of Mattel’s gross sales by brand for the North America segment for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Power Brands
Barbie	$450.9	$489.1	-8%	—%
Hot Wheels	340.0	380.6	-11%	—%
Fisher-Price and Thomas & Friends	737.4	880.7	-16%	—%
Total Power Brands	1,528.3	1,750.4	-13%	—%

Toy Box
Owned Brands	506.8	770.0	-34%	—%
Partner Brands	501.5	515.8	-3%	—%
Total Toy Box	1,008.3	1,285.7	-22%	—%

Total Gross Sales	2,536.7	3,036.2	-16%	1%
Sales Adjustments	(162.8)	(198.5)
Total Net Sales	$2,373.9	$2,837.7	-16%	—%
Gross sales for the North America segment were $2.54 billion in 2017, a decrease of $499.5 million, or 16%, as compared to $3.04 billion in 2016, with a favorable impact from changes in currency exchange rates of 1 percentage point. The decrease in the North America segment gross sales was a result of lower Toy Box and Power Brands sales. As a result of Toys "R" Us filing for bankruptcy, Mattel reversed approximately $47 million of gross sales in the third quarter of 2017. In addition, Mattel began to reduce shipping to Toys "R" Us in early September 2017, which resulted in a loss of revenue in the second half of 2017.
The 13% decrease in Power Brands gross sales was primarily due to lower sales of Fisher-Price and Thomas & Friends and Hot Wheels products. Of the 16% decrease in Fisher-Price and Thomas & Friends gross sales, 7% was due to lower sales of Fisher-Price infant products and 4% was due to lower sales of Thomas & Friends products. The 11% decrease in Hot Wheels gross sales was primarily driven by a tough comparison from CARS 3 in 2017.
The 22% decrease in Toy Box gross sales was primarily due to lower sales of Toy Box Owned Brands products. Of the 34% decrease in Toy Box Owned Brands gross sales, 10% was due to lower sales of MEGA products, 10% was due to lower sales of Monster High products, 4% was due to lower sales of Ever After High products, and 3% was due to lower sales of Power Wheels products.
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
North America segment income decreased by 83% to $98.5 million in 2017, as compared to $564.4 million in 2016, primarily due to lower gross profit.

International Segment
The following table provides a summary of percentage changes in net sales within the International segment in 2017 versus 2016:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	—%	1%
Europe	-2%	2%
Latin America	3%	2%
Global Emerging Markets	2%	1%
The following table provides a summary of percentage changes in gross sales within the International segment in 2017 versus 2016:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	2%	2%
Europe	-1%	2%
Latin America	6%	2%
Global Emerging Markets	4%	1%

(a)
Mattel reorganized its regional reporting structure in the first quarter of 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current period presentation.

The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Power Brands
Barbie	$504.0	$482.7	4%	2%
Hot Wheels	437.4	416.3	5%	2%
Fisher-Price and Thomas & Friends	633.1	665.4	-5%	1%
American Girl	0.1	2.4
Total Power Brands	1,574.6	1,566.9	—%	1%

Toy Box
Owned Brands	473.0	528.9	-11%	2%
Partner Brands	456.0	351.9	30%	2%
Total Toy Box	929.0	880.7	5%	2%

Total Gross Sales	2,503.5	2,447.6	2%	2%
Sales Adjustments	(442.7)	(392.8)
Total Net Sales	$2,060.8	$2,054.8	—%	1%
Gross sales for the International segment were $2.50 billion in 2017, an increase of $55.9 million or 2%, as compared to $2.45 billion in 2016, with a favorable impact from changes in currency exchange rates of 2 percentage points. The increase in the International segment gross sales was driven primarily by higher Toy Box sales.

The 5% increase in Toy Box gross sales was primarily due to higher sales of Toy Box Partner Brands products, partially offset by lower sales of Toy Box Owned Brands products. Of the 30% increase in Toy Box Partner Brands gross sales, 46% was due to higher sales of CARS products, primarily as a result of the 2017 CARS 3 theatrical release, partially offset by lower sales of Partner Brands action figures products of 9% and lower sales of DC Comics Superhero Girls products of 4%. The 11% decrease in Toy Box Owned Brands gross sales was primarily driven by lower sales of Monster High products of 10%.
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
Cost Savings Programs
Structural Simplification Cost Savings Program
During the third quarter of 2017, Mattel initiated its Structural Simplification cost savings program and expects to exceed $650 million in cost savings by 2020.
The major initiatives of the Structural Simplification cost savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
Mattel realized cost savings (before severance, investments, and cost inflation) of approximately $372 million (approximately $177 million within gross profit, approximately $165 million within other selling and administrative expenses, and approximately $30 million within advertising and promotion expenses) during the year ended December 31, 2018. Mattel continues to assess opportunities for incremental savings through its expanded scope of work to optimize its manufacturing footprint and supply chain.

In connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring charges of $109.8 million during the year ended December 31, 2018. Of the total charges recorded during the year ended December 31, 2018, $62.9 million relate to severance charges and $47.0 million relate to other restructuring costs. Of the $47.0 million of other restructuring costs, $5.7 million relate to non-cash plant restructuring charges, and the remainder consists primarily of consulting fees. To date, Mattel has recorded cumulative severance and other restructuring charges of $155.0 million and expects to incur total charges of approximately $200 million related to the Structural Simplification cost savings program.
Income Taxes
Mattel’s provision for income taxes was $111.7 million in 2018, as compared to $548.8 million in 2017 and $91.7 million in 2016. The 2018 income tax provision included a $14.6 million expense related to changes to its indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The 2017 income tax provision included a net expense of $454.4 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017. The 2016 income tax provision included a net tax benefit of $16.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of ASU 2016-09.
Liquidity and Capital Resources
Mattel’s primary sources of liquidity are its cash and equivalents balances, including access to earnings of its foreign subsidiaries, short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities ("the senior secured revolving credit facilities"), and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its senior secured revolving credit facility covenants, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.
Of Mattel’s $594.5 million in cash and equivalents as of December 31, 2018, approximately $400 million is held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations may include investing and financing activities such as debt service, dividends, and share repurchases. Cash flows generated by its worldwide operations, the senior secured revolving credit facilities, alternative forms of financing, and access to capital markets are available to fund Mattel's operations and obligations.
The U.S. Tax Act, enacted on December 22, 2017, provides Mattel with a reduced cost to access the earnings of its foreign subsidiaries. As such, Mattel has evaluated its intentions related to its indefinite reinvestment assertion and has recorded a $14.6 million tax charge related to approximately $400 million of foreign earnings that will not be indefinitely reinvested. Mattel also recorded a $3.7 million one-time transition tax change related to the deemed repatriation tax of the historical earnings of Mattel's foreign subsidiaries.
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
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel continues to actively manage its capital structure and believes that it has sufficient liquidity to run its business.
Subject to market conditions, Mattel intends to utilize its senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of December 31, 2018, there were no amounts outstanding under the senior secured revolving credit facilities. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.

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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of the Toys "R" Us liquidation in the first quarter of 2018, Mattel reversed net sales that occurred during the first quarter of 2018 and related accounts receivable of approximately $30 million. In addition, for the year ended December 31, 2018, Mattel recorded bad debt expense, net of approximately $32 million related to outstanding Toys "R" Us receivables at the time of the Toys "R" Us liquidation.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Operating Activities
Cash flows used for operating activities were $27.3 million during 2018, which were in line with the $27.6 million cash flows used for operating activities during 2017. During 2016, cash flows provided by operating activities were $594.5 million. The change in 2017 from 2016 was due to the net loss for the year, excluding the net impact of the establishment of a valuation allowance on U.S. deferred tax assets that will likely not be realized and an estimate of the impact of the U.S. Tax Act, and other non-cash charges.
Investing Activities
Cash flows used for investing activities were $160.8 million during 2018, as compared to $235.7 million during 2017 and $311.9 million during 2016. The decrease in cash flows used for investing activities in 2018 from 2017 was primarily driven by lower capital spending, partially offset by higher payments for foreign currency forward exchange contracts. The decrease in cash flows used for investing activities in 2017 from 2016 was primarily due to higher proceeds from foreign currency forward exchange contracts and 2016 payments related to the acquisitions of Fuhu assets and Sproutling, Inc., partially offset by higher capital spending.
Financing Activities
Cash flows used for financing activities were $285.2 million during 2018, as compared to cash flows provided by financing activities of $458.5 million during 2017 and cash flows used for financing activities of $281.5 million during 2016. The change in cash flows from financing activities in 2018 from 2017 was primarily driven by lower net proceeds from long-term and short-term borrowings of approximately $1.1 billion, partially offset by $312.0 million of dividend payments during 2017. The change in cash flows provided by financing activities in 2017 from 2016 was primarily due to the $1.00 billion issuance of senior notes in December 2017, partially offset by higher net repayments of short-term borrowings.
During 2018, 2017, and 2016, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2018, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2018, Mattel did not pay any dividends to holders of its common stock. During 2017 and 2016, Mattel paid total dividends per share of $0.91 and $1.52 respectively, to holders of its common stock. The Board of Directors declared the dividends, if any, on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared, if applicable. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. Dividend payments were $312.0 million and $518.5 million in 2017, and 2016, respectively.

Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Rating
In July 2018, Fitch changed Mattel's long-term credit rating from B+ to B-, with a negative outlook. In May 2018, Moody's changed Mattel's long-term credit rating from Ba3 to B1, with a stable outlook. In April 2018, Standard & Poor's removed Mattel from credit watch with negative implications and affirmed Mattel's long-term credit rating of BB-, with a negative outlook.
Financial Position
Mattel’s cash and equivalents decreased $484.7 million to $594.5 million at December 31, 2018, as compared to $1.08 billion at December 31, 2017. The decrease was primarily due to the net loss for the year, excluding non-cash charges, and net repayments of long-term borrowings of $278.2 million.
Accounts receivable decreased $158.5 million to $970.1 million at December 31, 2018, as compared to $1.13 billion at December 31, 2017. Inventory decreased $57.8 million to $542.9 million at December 31, 2018, as compared to $600.7 million at December 31, 2017. The decrease in accounts receivable was primarily as a result of lower sales volume and improved collections. The decrease in inventory was primarily due to efforts to tightly manage inventory.
Accounts payable and accrued liabilities decreased $125.9 million to $1.24 billion at December 31, 2018, as compared to $1.36 billion at December 31, 2017. The decline was primarily due to the timing and amount of payments for various liabilities, including advertising and taxes other than income taxes.
As of December 31, 2018, and 2017, Mattel had $4.2 million and $0, respectively, of short-term borrowings outstanding.
A summary of Mattel’s capitalization is as follows:

	December 31, 2018		December 31, 2017
	(In millions, except percentage information)
Cash and equivalents	$594.5		$1,079.2

Short-term borrowings	4.2	—%	—	—%
2010 Senior Notes due October 2020 and October 2040	500.0	14	500.0	11
2011 Senior Notes due November 2041	300.0	8	300.0	7
2013 Senior Notes due March 2018 and March 2023	250.0	7	500.0	11
2014 Senior Notes due May 2019	—	—	500.0	11
2016 Senior Notes due August 2021	350.0	10	350.0	8
2017/2018 Senior Notes due December 2025	1,500.0	42	1,000.0	23
Debt issuance costs and debt discount	(48.3)	—	(26.9)	—
Total debt	2,855.9	81	3,123.1	71
Stockholders’ equity	669.5	19	1,257.5	29
Total capitalization (debt plus equity)	$3,525.4	100%	$4,380.6	100%
Total debt decreased by approximately $267 million to $2.86 billion at December 31, 2018, as compared to $3.12 billion at December 31, 2017, primarily due to repayment of $250.0 million of the 2013 Senior Notes due March 2018 and $500.0 million of the 2014 Senior Notes due May 2019, partially offset by the issuance of $500.0 million aggregate principal amount of 6.75% senior unsecured notes due December 31, 2025 ("2018 Senior Notes").
Stockholders’ equity decreased $588.0 million to $669.5 million at December 31, 2018, as compared to $1.26 billion at December 31, 2017, primarily due to the net loss for the year.

Off-Balance Sheet Arrangements
Mattel is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations in which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $90 million as of December 31, 2018.
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
The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2019	2020	2021	2022	2023	Thereafter
	(In millions)
Long-term debt	$2,900.0	$—	$250.0	$350.0	$—	$250.0	$2,050.0
Interest on long-term debt	1,495.7	160.1	160.1	146.1	141.0	134.7	753.7
Capital leases (a)	0.3	0.3	—	—	—	—	—
Operating leases	516.0	110.8	83.6	72.6	59.2	56.1	133.7
Minimum guarantees under licensing and similar agreements	282.3	112.5	92.9	45.3	30.4	1.2	—
Defined benefit and postretirement benefit plans	378.5	46.9	37.5	37.2	38.0	36.4	182.5
Purchases of inventory, services, and other	448.3	314.9	47.0	32.6	26.8	26.9	—
Total	$6,021.1	$745.5	$671.1	$683.8	$295.4	$505.3	$3,119.9

(a)	Represents total obligation, including minimal imputed interest.
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
Litigation
The content of Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation" is hereby incorporated by reference in this Item 7.
Effects of Inflation
Inflation rates in the U.S. and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2018, 2017, or 2016. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.

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
A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2018, Mattel’s two largest customers, Walmart and Target, in the aggregate, accounted for approximately 34% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 49% of net sales. As of December 31, 2018, Mattel’s two largest customers accounted for approximately 33% of net accounts receivable, and its ten largest customers accounted for approximately 49% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.

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
The following table summarizes Mattel’s allowance for doubtful accounts:

	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Allowance for doubtful accounts	$22.0	$25.4	$21.4
As a percentage of total accounts receivable	2.2%	2.2%	1.4%
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
Mattel believes that its allowance for doubtful accounts at December 31, 2018 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.
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
In the toy industry, orders are typically subject to cancellation or change at any time prior to shipment. Actual shipments of products ordered and order cancellation rates are affected by consumer acceptance of product lines, strength of competing products, marketing strategies of retailers, changes in buying patterns of both retailers and consumers, and overall economic conditions. Unexpected changes in these factors could result in excess inventory in a particular product line, which would require management to record a valuation adjustment on such inventory.
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
The following table summarizes Mattel’s obsolescence reserve:

	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Allowance for obsolescence	$47.2	$118.4	$36.8
As a percentage of total inventory	8.2%	16.8%	5.5%
Management believes that its allowance for obsolescence at December 31, 2018 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments. During 2017, Mattel recorded obsolescence expense of $58.3 million, $22.4 million, and $46.9 million in the North America, International, and American Girl segments, respectively, due to a decline in 2017 sales and expected demand and the discontinuation of certain product lines.
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

When performing the quantitative goodwill impairment test, Mattel utilizes the fair value based upon both the discounted cash flows that the business can be expected to generate in the future (the "Income Approach") and the Market Approach. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted-average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates would impact the estimated fair value, which could significantly change the amount of any impairment ultimately recorded. The Market Approach utilizes earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions.
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
Testing nonamortizable intangible assets for impairment also involves a high degree of judgment due to the assumptions that underlie the valuation. Mattel had no nonamortizable intangible assets as of and for the year ended December 31, 2018. Prior to 2018, Mattel evaluated its nonamortizable intangible asset by comparing the estimated fair value with the carrying value. The fair value was measured using a multi-period excess earnings method, which reflected the incremental after-tax cash flows after deducting the appropriate contributory asset charges.
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
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. Sales adjustments for such programs totaled $564.7 million, $632.2 million, and $617.0 million during 2018, 2017, and 2016, respectively.
The above-described programs primarily involve fixed amounts or percentages of sales to customers. Accruals for such programs are calculated based on an assessment of customers’ purchases and performance under the programs and any other specified factors. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs as of December 31, 2018 are adequate and proper.
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

Actuarial valuations are used in determining amounts recognized in the financial statements for certain retirement and other postretirement benefit plans. These valuations incorporate the following significant assumptions:

•	Weighted-average discount rate to be used to measure future plan obligations and interest cost component of plan income or expense;

•	Rate of future compensation increases (for defined benefit pension plans);

•	Expected long-term rate of return on plan assets (for funded plans); and

•	Health care cost trend rates (for other postretirement benefit plans).
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
At the end of each fiscal year, Mattel determines the weighted-average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2018, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 4.1%, as compared to 3.4% and 3.9% as of December 31, 2017 and 2016, respectively. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the increase in the discount rate from 3.4% to 4.1% would result in an increase in benefit plan expense during 2019 of $0.2 million.
As a result of the curtailment of Mattel's domestic defined benefit pension plans, the rate of future compensation increase was not applicable for the 2018, 2017, and 2016 benefit obligation and net periodic pension cost calculations.
The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return used in determining plan expense for its domestic defined benefit pension plans was 6.0% in 2018, as compared to 6.3% in 2017 and 6.5% in 2016. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2019 of $3.1 million.
The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 7.3% in 2018 to 4.5% in 2025, with rates assumed to stabilize in 2025 and thereafter, were used in determining plan expense for 2018. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2018, Mattel maintained the health care cost trend rates for its other postretirement benefit plan obligation at 7.0% for participants younger than age 65, and 6.8% for participants age 65 and older. For all participants, the cost trend rates are estimated to reduce to 4.5% by 2025, with rates assumed to stabilize in 2025. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would result in a minimal increase in benefit plan expense during 2019.
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would result in a minimal impact to the postretirement benefit obligation as of December 31, 2018 and the service and interest cost recognized for 2018.

Share-Based Payments
Mattel recognizes the cost of employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures. Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. With the exception of certain performance options granted in 2018, which are valued using a Monte Carlo valuation methodology, Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. Management believes that these assumptions are "critical accounting estimates" because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.
The weighted-average grant-date fair value of options granted during 2018 valued using a Monte Carlo valuation methodology was $4.21. The weighted-average grant-date fair value of options granted during 2018, 2017, and 2016 valued using the Black-Scholes valuation model was $5.46, $3.37, and $4.09, respectively. The following weighted-average assumptions were used in determining the fair value of options granted:

	2018	2017	2016
Expected life (in years)	5.1	5.0	5.0
Risk-free interest rate	2.8%	1.8%	1.1%
Volatility factor	33.6%	27.2%	25.3%
Dividend yield	—%	4.0%	4.7%
The following tables summarizes the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	1	9.9%
Risk-free interest rate	1%	5.5%
Volatility factor	1%	2.2%
Dividend yield	1%	(10.0)%

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	(1)	(10.9)%
Risk-free interest rate	(1)%	(5.3)%
Volatility factor	(1)%	(2.2)%
Dividend yield	(1)%	10.9%
Mattel recognized compensation expense of $8.4 million, $14.1 million, and $10.5 million for stock options during 2018, 2017, and 2016, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units ("RSUs"), including performance-based restricted stock units ("Performance RSUs"), was $40.5 million, $53.0 million, and $43.4 million in 2018, 2017, and 2016, respectively, and is also included within other selling and administrative expenses. As of December 31, 2018, total unrecognized compensation cost related to unvested share-based payments totaled $93.0 million and is expected to be recognized over a weighted-average period of 2.2 years.

Income Taxes
Mattel accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740—Income Taxes. Mattel’s income tax provision and related income tax assets and liabilities are based on actual and expected future income, U.S. and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimates related to income taxes are "critical accounting estimates" because significant judgment is required in interpreting tax regulations in the U.S. and in foreign jurisdictions, evaluating Mattel’s worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect Mattel’s consolidated financial statements.
Certain income and expense items are accounted for differently for financial reporting and income tax purposes. As a result, the income tax expense reflected in Mattel’s consolidated statements of operations is different than that reported in Mattel’s tax returns filed with the taxing authorities. Some of these differences are permanent, such as expenses that are not deductible in Mattel’s tax return, and some are temporary differences that reverse over time, such as depreciation expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in Mattel’s tax returns in future years for which Mattel has already recorded a tax benefit in its consolidated statements of operations. Mattel records a valuation allowance to reduce its deferred income tax assets if, based on the weight of available evidence, management believes expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. Management evaluates the level of Mattel’s valuation allowances at least annually, and more frequently if actual operating results differ significantly from forecasted results.
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
Mattel’s provision for income taxes was $111.7 million in 2018, compared to $548.8 million in 2017. The 2018 income tax provision included a $14.6 million expense related to changes to Mattel's indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The 2017 income tax provision included a net expense of $454.4 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017.
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
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Year Ended			2018 vs 2017		2017 vs 2016
	December 31, 2018	December 31, 2017	December 31, 2016	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$4,510.9	$4,882.0	$5,456.7	-8%	-1%	-11%	—%
Sales adjustments	564.7	632.2	617.0
Gross sales	$5,075.5	$5,514.1	$6,073.7	-8%	-1%	-9%	1%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Year Ended			2018 vs 2017		2017 vs 2016
	December 31, 2018	December 31, 2017	December 31, 2016	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$2,272.8	$2,373.9	$2,837.7	-4%	—%	-16%	—%
Sales adjustments	149.3	162.8	198.5
Gross sales	$2,422.1	$2,536.7	$3,036.2	-5%	-1%	-16%	1%

A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Year Ended			2018 vs 2017		2017 vs 2016
	December 31, 2018	December 31, 2017	December 31, 2016	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$1,911.2	$2,060.8	$2,054.8	-7%	-2%	—%	1%
Sales adjustments	401.0	442.7	392.8
Gross sales	$2,312.2	$2,503.5	$2,447.6	-8%	-2%	2%	2%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Year Ended			2018 vs 2017		2017 vs 2016
	December 31, 2018	December 31, 2017	December 31, 2016	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net Sales	$326.8	$447.2	$564.1	-27%	—%	-21%	—%
Sales adjustments	14.4	26.7	25.8
Gross Sales	$341.2	$473.9	$589.9	-28%	—%	-20%	—%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Chinese renminbi, Australian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel in 2018. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating (loss) income or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2018 were related to its net investments in entities having functional currencies denominated in the Euro, British pound sterling, Russian ruble, and Brazilian real.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year loss per share by approximately $0.01 to $0.02.
Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2018 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with an Indonesian rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar (a)	$—	—	$—	$66,573	0.72	$1,496
British pound sterling (a)	75,367	1.27	489	—	—	—
Canadian dollar (a)	22,067	0.74	(44)	35,336	0.77	1,789
Chinese renminbi	—	—	—	28,577	6.90	(83)
Czech koruna	3,680	22.71	53	—	—	—
Danish krone	3,030	6.55	18	—	—	—
Euro (a)	171,929	1.14	1,168	307,087	1.20	7,332
Hungarian forint	4,534	281.21	39	—	—	—
Indonesian rupiah	33,132	15,133.21	1,232	—	—	—
Japanese yen	4,375	110.54	38	1,991	110.56	(13)
Mexican peso	—	—	—	37,474	19.83	(172)
New Zealand dollar (a)	16,378	0.67	(7)	—	—	—
Polish zloty	16,678	3.76	160	—	—	—
Russian ruble	55,319	67.40	(1,266)	—	—	—
Singapore dollar	11,142	1.37	87	—	—	—
South African rand	—	—	—	7,178	14.62	(74)
Swiss franc	20,363	0.99	203	—	—	—
Turkish lira	—	—	—	4,518	5.30	14
	$437,995		$2,170	$488,734		$10,289

(a)	The weighted-average contract rate for these contracts is quoted in U.S. dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2018. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2018. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2018, these contracts had a contract amount of $35.4 million and a fair value of $0.7 million.
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its loss before income taxes would have decreased by approximately $32 million in 2018 and increased by approximately $54 million in 2017, and its income before income taxes would have decreased by approximately $7 million in 2016.
Venezuelan Operations
Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary used the U.S. dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolívar fuerte ("BsF") generated income or expense for changes in value associated with foreign currency exchange rate fluctuations against the U.S. dollar.
During the first quarter of 2016, Mattel changed its remeasurement rate, which resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating expense, net in the consolidated statements of operations.

During December 2017, Mattel initiated actions to discontinue operations in Venezuela and concluded that its Venezuelan subsidiary had been substantially liquidated. In connection with the substantial liquidation, Mattel recognized a $59.0 million loss in other non-operating expense, net in the consolidated statements of operations related to the associated cumulative translation adjustments.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union began in March 2017. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union, which is scheduled to occur on March 29, 2019. In the longer term, any impact from Brexit on Mattel's United Kingdom operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's United Kingdom operations represented approximately 4% of Mattel's consolidated net sales for the year ended December 31, 2018.
Argentina Operations
Effective July 1, 2018, Mattel accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, Mattel's Argentina subsidiary has designated the U.S. dollar as its functional currency. For the year ended December 31, 2018, Mattel’s Argentina subsidiary represented less than 1% of Mattel's consolidated net sales.

Item 8.	Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Ynon Kreiz, its principal executive officer, and Joseph J. Euteneuer, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Mattel, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2018 appearing under Item 16 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2019
We have served as the Company’s auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$594,481	$1,079,221
Accounts receivable, net of allowances of $22.0 million and $25.4 million in 2018 and 2017, respectively	970,083	1,128,610
Inventories	542,889	600,704
Prepaid expenses and other current assets	244,987	303,053
Total current assets	2,352,440	3,111,588
Noncurrent Assets
Property, plant, and equipment, net	657,595	785,285
Goodwill	1,386,424	1,396,669
Other noncurrent assets	847,006	944,961
Total Assets	$5,243,465	$6,238,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$4,176	$—
Current portion of long-term debt	—	250,000
Accounts payable	537,965	572,166
Accrued liabilities	700,421	792,139
Income taxes payable	10,046	9,498
Total current liabilities	1,252,608	1,623,803
Noncurrent Liabilities
Long-term debt	2,851,723	2,873,119
Other noncurrent liabilities	469,669	484,126
Total noncurrent liabilities	3,321,392	3,357,245
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,812,682	1,808,391
Treasury stock at cost: 96.1 million shares and 97.6 million shares in 2018 and 2017, respectively	(2,354,617)	(2,389,877)
Retained earnings	1,629,257	2,179,358
Accumulated other comprehensive loss	(859,226)	(781,786)
Total stockholders’ equity	669,465	1,257,455
Total Liabilities and Stockholders’ Equity	$5,243,465	$6,238,503
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
Net Sales	$4,510,852	$4,881,951	$5,456,650
Cost of sales	2,716,127	3,061,122	2,902,259
Gross Profit	1,794,725	1,820,829	2,554,391
Advertising and promotion expenses	526,436	642,286	634,947
Other selling and administrative expenses	1,504,796	1,517,983	1,391,769
Operating (Loss) Income	(236,507)	(339,440)	527,675
Interest expense	181,886	105,214	95,118
Interest (income)	(6,463)	(7,777)	(9,144)
Other non-operating expense, net	7,331	68,110	31,959
(Loss) Income Before Income Taxes	(419,261)	(504,987)	409,742
Provision for income taxes	111,732	548,849	91,720
Net (Loss) Income	$(530,993)	$(1,053,836)	$318,022
Net (Loss) Income Per Common Share - Basic	$(1.54)	$(3.07)	$0.93
Weighted average number of common shares	345,012	343,564	341,480
Net (Loss) Income Per Common Share - Diluted	$(1.54)	$(3.07)	$0.92
Weighted average number of common and potential common shares	345,012	343,564	344,233
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Net (Loss) Income	$(530,993)	$(1,053,836)	$318,022
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(106,651)	191,267	(101,539)
Defined benefit pension plan adjustments	450	14,491	2,154
Net unrealized (losses) gains on available-for-sale security	(3,748)	(5,948)	3,149
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	24,082	(55,377)	18,733
Reclassification adjustment for realized gains (losses) included in net (loss) income	8,427	16,810	(16,627)
	32,509	(38,567)	2,106
Other Comprehensive (Loss) Income, Net of Tax	(77,440)	161,243	(94,130)
Comprehensive (Loss) Income	$(608,433)	$(892,593)	$223,892
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(530,993)	$(1,053,836)	$318,022
Adjustments to reconcile net (loss) income to net cash flows (used for) provided by operating activities:
Depreciation	232,837	240,818	235,797
Amortization	39,095	33,949	26,543
Share-based compensation	48,915	67,119	53,950
Bad debt expense	40,894	17,568	9,165
Inventory obsolescence	74,974	127,592	31,455
Asset impairments	18,203	56,324	—
Deferred income taxes	12,359	(19,840)	1,236
Indefinite reinvestment assertion and U.S. Tax Act	18,275	(105,279)	—
Valuation allowance on deferred tax assets	—	561,921	—
Loss on discontinuation of Venezuelan operations	—	58,973	—
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	76,373	(3,942)	(33,198)
Inventories	(53,840)	(91,644)	(68,650)
Prepaid expenses and other current assets	56,378	33,681	34,754
Accounts payable, accrued liabilities, and income taxes payable	(54,819)	98,044	9,006
Other, net	(5,968)	(49,062)	(23,571)
Net cash flows (used for) provided by operating activities	(27,317)	(27,614)	594,509
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(74,662)	(128,940)	(140,124)
Purchases of other property, plant, and equipment	(77,752)	(168,219)	(122,069)
(Payments for) proceeds from foreign currency forward exchange contracts	(18,615)	60,993	(6,103)
Payments for acquisition, net of cash acquired	—	—	(33,154)
Other, net	10,271	503	(10,460)
Net cash flows used for investing activities	(160,758)	(235,663)	(311,910)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(1,611,586)	(83,914)
Proceeds from short-term borrowings, net	4,176	1,419,418	259,168
Payments of long-term borrowings	(750,000)	—	(300,000)
Proceeds from long-term borrowings, net	471,797	988,622	350,000
Payments of dividends on common stock	—	(311,973)	(518,529)
Proceeds from exercise of stock options	—	1,775	34,065
Other, net	(11,130)	(27,806)	(22,261)
Net cash flows (used for) provided by financing activities	(285,157)	458,450	(281,471)
Effect of Currency Exchange Rate Changes on Cash	(11,508)	14,517	(24,411)
(Decrease) Increase in Cash and Equivalents	(484,740)	209,690	(23,283)
Cash and Equivalents at Beginning of Period	1,079,221	869,531	892,814
Cash and Equivalents at End of Period	$594,481	$1,079,221	$869,531
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$99,586	$117,690	$113,022
Interest	173,951	103,339	84,763
The accompanying notes are an integral part of these statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2015	$441,369	$1,789,870	$(2,494,901)	$3,745,815	$(848,899)	$2,633,254
Net income	—	—	—	318,022	—	318,022
Other comprehensive loss, net of tax	—	—	—	—	(94,130)	(94,130)
Issuance of treasury stock for stock option exercises	—	(3,854)	37,909	—	—	34,055
Issuance of treasury stock for restricted stock units vesting	—	(47,516)	29,668	—	—	(17,848)
Deferred compensation	—	385	575	(575)	—	385
Share-based compensation	—	53,950	—	—	—	53,950
Dividend equivalents for restricted stock units	—	(2,003)	—	626	—	(1,377)
Dividends	—	—	—	(518,529)	—	(518,529)
Balance, December 31, 2016	441,369	1,790,832	(2,426,749)	3,545,359	(943,029)	2,407,782
Net loss	—	—	—	(1,053,836)	—	(1,053,836)
Other comprehensive income, net of tax	—	—	—	—	161,243	161,243
Issuance of treasury stock for stock option exercises	—	(286)	2,061	—	—	1,775
Issuance of treasury stock for restricted stock units vesting	—	(48,528)	34,177	—	—	(14,351)
Deferred compensation	—	(288)	634	(380)	—	(34)
Share-based compensation	—	67,119	—	—	—	67,119
Dividend equivalents for restricted stock units	—	(458)	—	188	—	(270)
Dividends	—	—	—	(311,973)	—	(311,973)
Balance, December 31, 2017	441,369	1,808,391	(2,389,877)	2,179,358	(781,786)	1,257,455
Cumulative effect of accounting change	—	—	—	(19,149)	—	(19,149)
Net loss	—	—	—	(530,993)		(530,993)
Other comprehensive loss, net of tax	—	—	—	—	(77,440)	(77,440)
Issuance of treasury stock for restricted stock units vesting	—	(44,547)	35,059	—	—	(9,488)
Deferred compensation	—	(77)	201	—	—	124
Share-based compensation	—	48,915	—	—	—	48,915
Dividend equivalents for restricted stock units	—	—	—	41	—	41
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,629,257	$(859,226)	$669,465
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
On January 1, 2018, Mattel adopted ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, other selling and administrative expenses, operating income (loss), and other non-operating expense, net have been retrospectively restated. The impact to Mattel’s consolidated financial statements was not material. See further discussion in "Note 1 to the Consolidated Financial Statements—New Accounting Pronouncements" and "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans."
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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 15 years for machinery and equipment, 3 to 10 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is included in the statements of operations.
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
Mattel had no nonamortizable intangible assets as of and for the year ended December 31, 2018. Prior to 2018, Mattel tested nonamortizable intangible assets for impairment annually in the third quarter or whenever events or changes in circumstances indicated that the carrying value may have exceeded its fair value.
Mattel also tests its amortizable intangible assets, which are primarily comprised of trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Amortization is computed primarily using the straight-line method over the estimated useful lives of the amortizable intangible assets.
Foreign Currency Translation Exposure
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2018 were related to its net investments in entities having functional currencies denominated in the Euro, British pound sterling, Russian ruble, and Brazilian real.
Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating (loss) income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Chinese renminbi, Australian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel in 2018.

Derivative Instruments
Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. At the inception of the contracts, Mattel designates these derivatives as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the statements of operations. Changes in fair value of cash flow hedge derivatives are deferred and recorded as part of accumulated other comprehensive loss in stockholders’ equity until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its statements of operations in the period the determination is made.
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
Revenue Recognition and Sales Adjustments
Revenue is recognized when control of the goods is transferred to the customer, which is either upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns or defective merchandise. Such programs, which can be either contractual or discretionary in nature, are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. Mattel bases its estimates for these programs on agreed upon customer contract terms as well as historical experience. The costs of these programs are considered variable consideration and are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized.
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
Employee Benefit Plans
Mattel and certain of its subsidiaries have retirement and other postretirement benefit plans covering substantially all employees of these entities. Actuarial valuations are used in determining amounts recognized in the financial statements for certain retirement and other postretirement benefit plans (see "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans").
Share-Based Payments
Mattel recognizes the cost of employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures.

Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. With the exception of certain performance options granted in 2018, which are valued using a Monte Carlo valuation methodology, Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.
Mattel determines the fair value of RSUs, excluding performance RSUs, based on the closing market price of Mattel’s common stock on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period.
Mattel determines the fair value of the performance-related components of its performance RSUs based on the closing market price of Mattel's common stock on the date of grant. It determines the fair value of the market-related components of its performance RSUs based on a Monte Carlo valuation methodology.
In 2016, Mattel early adopted Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which required companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. Upon adoption in the fourth quarter of 2016, Mattel recognized $4.3 million in discrete tax benefits related to share-based payment accounting. Mattel also elected to apply the change in presentation of excess tax benefits in the statements of cash flows on a prospective basis, and as a result, prior periods were not retrospectively restated. Excess tax benefits (deficits) in 2018, 2017, and 2016 were classified as an operating activity in the statements of cash flows.
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
Venezuelan Operations
Since January 1, 2010, Mattel has accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela exceeded 100%. Accordingly, Mattel’s Venezuelan subsidiary used the U.S. dollar as its functional currency, and monetary assets and liabilities denominated in Venezuelan bolívar fuerte ("BsF") generated income or expense for changes in value associated with foreign currency exchange rate fluctuations against the U.S. dollar.
During the first quarter of 2016, Mattel changed its remeasurement rate, which resulted in an unrealized foreign currency exchange loss of approximately $26 million, which was recognized in other non-operating expense, net in the consolidated statements of operations.
During December 2017, Mattel initiated actions to discontinue operations in Venezuela and concluded that its Venezuelan subsidiary had been substantially liquidated. In connection with the substantial liquidation, Mattel recognized a $59.0 million loss in other non-operating expense, net in the consolidated statements of operations related to the associated cumulative translation adjustments.
Argentina Operations
Effective July 1, 2018, Mattel accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, Mattel's Argentina subsidiary has designated the U.S. dollar as its functional currency. For the year ended December 31, 2018, Mattel’s Argentina subsidiary represented less than 1% of Mattel's consolidated net sales.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry specific guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance establishes a five-step model to achieve that core principle and also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. For additional information, see "Note 7 to the Consolidated Financial Statements—Revenues."
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Mattel adopted ASU 2016-16 on January 1, 2018 and recognized a cumulative effect increase to the opening balance of its retained earnings of $9.4 million. For additional information, see "Note 15 to the Consolidated Financial Statements—Income Taxes."
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires entities that sponsor defined benefit plans to (i) present service cost within operations, if such a subtotal is presented, (ii) other components of net benefit costs should be presented separately outside of income from operations, if such a subtotal is presented, and (iii) only the service cost component should be capitalized, when applicable. If a separate line item is not used, the line item in the income statement where the other components of net benefit costs are included must be disclosed. Further, gains and losses from curtailments and settlements, and the cost of certain termination benefits should be reported in the same manner as other components of net benefit cost. Mattel adopted ASU 2017-07 on January 1, 2018 and retrospectively restated its interim and annual results accordingly. The retrospective adoption of ASU 2017-07 did not have a material impact on Mattel’s consolidated financial statements, as discussed in "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans."
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Mattel early adopted ASU 2018-15 in the fourth quarter of 2018 and elected to apply the amendments prospectively to implementation costs incurred after the date of adoption. The adoption of ASU 2018-15 did not have a material impact on Mattel's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. Mattel will adopt ASU 2016-02 and its related amendments on January 1, 2019 using the modified retrospective transition method, and record a cumulative effect adjustment in the first quarter of 2019. Prior periods will not be retrospectively adjusted and will continue to be reported under the accounting standards in effect for the periods. Mattel expects the adoption of ASU 2016-02 will have a material impact on its consolidated balance sheet.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands the hedging strategies eligible for hedge accounting and changes both how companies assess hedge effectiveness and presentation and disclosure requirements. Mattel will adopt ASU 2017-12 on January 1, 2019 and does not expect the adoption to have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of disproportionate tax effects in accumulated other comprehensive income caused by the U.S. Tax Act to retained earnings. Mattel will adopt ASU 2018-02 on January 1, 2019 and does not expect the adoption to have a material impact on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. Mattel will adopt ASU 2018-07 on January 1, 2019 and does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 will become effective for interim and annual reporting periods beginning on January 1, 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. In addition, early adoption of any removed or modified disclosures, but delayed adoption of any additional disclosures until their effective date, is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2018-13 on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 will become effective for the fiscal year beginning on January 1, 2021. Early adoption is permitted and the amendments will be applied on a retrospective basis to all periods presented. Mattel is currently evaluating the impact of the adoption of ASU 2018-14 on its consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities, which improves the accounting for variable interest entities by considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 will become effective for interim and annual reporting periods beginning on January 1, 2020. Early adoption is permitted. The amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Mattel is currently evaluating the impact of the adoption of ASU 2018-17 on its consolidated financial statements.
Note 2—Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Land	$25,023	$25,114
Buildings	294,227	303,495
Machinery and equipment	875,308	902,861
Software	400,488	384,568
Tools, dies, and molds	831,743	887,442
Capital leases	23,927	24,279
Leasehold improvements	240,636	213,238
	2,691,352	2,740,997
Less: accumulated depreciation	(2,033,757)	(1,955,712)
	$657,595	$785,285
During 2017, Mattel recorded an asset impairment charge of $21.2 million within other selling and administrative expenses in the consolidated statements of operations to reduce the carrying value of certain retail store leasehold improvements to their estimated fair value, which was determined based on discounted expected future cash flows. Additionally, Mattel recorded an asset impairment charge of $20.6 million in 2017 within cost of sales in the consolidated statements of operations for capitalized costs related to tools, dies, and molds for discontinued products which were no longer considered to be recoverable.

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
The change in the carrying amount of goodwill by operating segment for 2018 and 2017 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2016	$730,139	$445,008	$212,481	$1,387,628
Currency Exchange Rate Impact	2,895	7,144	(998)	9,041
Balance at December 31, 2017	733,034	452,152	211,483	1,396,669
Dispositions	—	—	(4,018)	(4,018)
Currency Exchange Rate Impact	(1,800)	(4,533)	106	(6,227)
Balance at December 31, 2018	$731,234	$447,619	$207,571	$1,386,424
In the third quarter of 2018, Mattel performed its annual impairment tests and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value.
Other Intangibles
Identifiable intangibles were $587.5 million, net of accumulated amortization of $207.9 million, and $639.2 million, net of accumulated amortization of $168.8 million, as of December 31, 2018 and 2017, respectively. The estimated future amortization expense is as follows:

Amortization Expense
(In thousands)
2019	$40,013
2020	39,496
2021	38,316
2022	37,633
2023	37,153
Mattel had no nonamortizable intangible assets as of and for the year ended of December 31, 2018. Prior to 2018, Mattel tested nonamortizable intangible assets, including trademarks and trade names, for impairment annually in the third quarter and whenever events or changes in circumstances indicated that the carrying values may have exceeded the fair values.
During the third quarter of 2017, Mattel discontinued the use of a trademark which resulted in an asset impairment charge of $9.2 million. The asset impairment charge was recorded within other selling and administrative expenses in the consolidated statements of operations.
Mattel performed its annual impairment assessment during the third quarter of 2017 and determined that its remaining nonamortizable intangible asset was not impaired. In the fourth quarter of 2017, Mattel concluded that a triggering event had occurred related to its nonamortizable intangible asset, and performed an impairment analysis. Based on the result of the interim impairment analysis, it was determined that the nonamortizable intangible asset was not impaired, but that the intangible asset was no longer nonamortizable, and should be amortized starting in the fourth quarter of 2017.
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel determined that its amortizable intangible assets were not impaired during 2017. During 2018, Mattel discontinued the use of certain brands and products, which resulted in asset impairments of $4.3 million. Mattel's remaining amortizable intangible assets were not impaired during the year ended December 31, 2018.

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
A summary of retirement plan expense, net is as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Defined benefit pension plans	$12,366	$7,428	$13,999
Defined contribution retirement plans	35,318	38,508	37,661
Postretirement benefit plans	(2,148)	963	1,343
Deferred compensation and excess benefit plans	(2,599)	10,015	5,093
	$42,937	$56,914	$58,096

In accordance with ASU 2017-07, which went into effect for interim and annual reporting periods beginning on January 1, 2018, Mattel's service cost component is recorded within operating (loss) income, presented in the same line items as other employee compensation costs arising from employee services rendered in the period, while other components of net periodic pension cost and postretirement benefit cost are recorded in other non-operating expense, net. Prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million and $8.4 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the year ended December 31, 2017 and 2016, respectively.
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

A summary of the components of Mattel’s net periodic benefit cost (credit) and other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2018	2017	2016	2018	2017	2016
	(In thousands)
Net periodic benefit cost (credit):
Service cost	$4,223	$4,045	$5,557	$1	$2	$52
Interest cost	18,117	17,961	24,526	208	812	1,143
Expected return on plan assets	(22,508)	(23,072)	(25,726)	—	—	—
Amortization of prior service cost (credit)	29	29	461	(2,037)	—	—
Recognized actuarial loss (gain)	8,518	8,362	6,994	(320)	149	148
Settlement loss	3,248	—	1,772	—	—	—
Curtailment loss	739	103	415	—	—	—
Net periodic benefit cost (credit)	$12,366	$7,428	$13,999	$(2,148)	$963	$1,343
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial (gain) loss	$(4,433)	$46	$(1,531)	$(276)	$(2,746)	$(1,833)
Prior service cost (credit)	114	—	505	—	(16,261)	—
Amortization of prior service (cost) credit	(29)	(29)	(461)	2,037	—	—
Total recognized in other comprehensive (loss) income (a)	$(4,348)	$17	$(1,487)	$1,761	$(19,007)	$(1,833)
Total recognized in net periodic benefit cost (credit) and other comprehensive (loss) income	$8,018	$7,445	$12,512	$(387)	$(18,044)	$(490)

(a)	Amounts exclude related tax expense of $2.1 million, $4.5 million, and $1.2 million, during 2018, 2017, and 2016, respectively, which are also included in other comprehensive (loss) income.
Net periodic benefit cost (credit) for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Defined benefit pension plans:
Discount rate	3.4%	3.9%	4.2%
Weighted-average rate of future compensation increases	N/A	N/A	N/A
Long-term rate of return on plan assets	6.0%	6.3%	6.5%
Postretirement benefit plans:
Discount rate	3.4%	3.9%	4.2%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.3%	7.0%	7.0%
Post-65	7.3%	7.8%	8.3%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2025	2024	2023
Post-65	2025	2024	2024

Discount rates, weighted-average rates of future compensation increases, and long-term rates of return on plan assets for Mattel’s foreign defined benefit pension plans differ from the assumptions used for Mattel’s domestic defined benefit pension plans due to differences in local economic conditions in the locations where the non-U.S. plans are based. The rates shown in the preceding table are indicative of the weighted-average rates of all of Mattel’s defined benefit pension plans given the relative insignificance of the foreign plans to the consolidated total.
The estimated net actuarial loss for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019 is $6.3 million. The estimated net actuarial gain and prior service credit for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit credit in 2019 is $2.4 million.
Mattel used a measurement date of December 31, 2018 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$639,319	$605,851	$7,752	$27,614
Service cost	4,223	4,045	1	2
Interest cost	18,117	17,961	208	812
Impact of currency exchange rate changes	(7,793)	12,932	—	—
Actuarial (gain) loss	(34,214)	32,817	(596)	(2,597)
Benefits paid	(50,211)	(34,314)	(1,164)	(1,818)
Plan amendments	809	27	—	(16,261)
Settlements	(2,748)	—	—	—
Benefit obligation, end of year	$567,502	$639,319	$6,201	$7,752
Change in Plan Assets:
Plan assets at fair value, beginning of year	$460,952	$433,780	$—	$—
Actual return on plan assets	(18,162)	47,727	—	—
Employer contributions	18,216	4,807	1,164	1,818
Impact of currency exchange rate changes	(5,554)	8,952	—	—
Benefits paid	(50,211)	(34,314)	(1,164)	(1,818)
Settlements	(3,312)	—	—	—
Plan assets at fair value, end of year	$401,929	$460,952	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(165,573)	$(178,367)	$(6,201)	$(7,752)
Current accrued benefit liability	$(4,395)	$(16,180)	$(1,090)	$(1,400)
Noncurrent accrued benefit liability	(161,178)	(162,187)	(5,111)	(6,352)
Net amount recognized	$(165,573)	$(178,367)	$(6,201)	$(7,752)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$238,862	$243,295	$(3,071)	$(2,795)
Prior service cost (credit)	220	135	(14,224)	(16,261)
	$239,082	$243,430	$(17,295)	$(19,056)

(a)	Amounts exclude related tax benefits of $79.0 million and $81.2 million for December 31, 2018 and 2017, respectively, which are also included in accumulated other comprehensive loss.

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of 2018 and 2017 totaled $549.7 million and $618.5 million, respectively.
The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2018	December 31, 2017
Defined benefit pension plans:
Discount rate	4.1%	3.4%
Weighted-average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	4.1%	3.4%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%
Post-65	6.8%	7.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2025	2024
Post-65	2025	2024
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would not materially impact the postretirement benefit obligation as of December 31, 2018, or the service and interest cost recognized for 2018.
The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2019	$45,824	$1,090
2020	36,654	880
2021	36,388	770
2022	37,293	660
2023	35,823	550
2024–2026	180,611	1,920
Mattel expects to make cash contributions totaling approximately $6 million to its defined benefit pension and postretirement benefit plans in 2019, substantially all of which will be for benefit payments for its unfunded plans.
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

Mattel’s defined benefit pension plan assets are measured and reported in the financial statements at fair value using inputs, which are more fully described in "Note 11 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$8,803	$—	$8,803
U.S. corporate debt instruments	—	45,714	—	45,714
International corporate debt instruments	—	13,034	—	13,034
Mutual funds	610	—	—	610
Money market funds	303	—	—	303
Other investments	—	7,964	—	7,964
Insurance "buy-in" policy	—	—	29,857	29,857
Collective trust funds (a):
U.S. equity securities				69,699
International equity securities				176,103
International fixed income				14,752
Diversified funds				35,090
Total	$913	$75,515	$29,857	$401,929

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$5,101	$—	$5,101
U.S. corporate debt instruments	—	37,323	—	37,323
International corporate debt instruments	—	11,137	—	11,137
Mutual funds	611	—	—	611
Money market funds	1,975	—	—	1,975
Other investments	—	6,968	—	6,968
Insurance "buy-in" policy	—	—	33,553	33,553
Collective trust funds (a):
U.S. equity securities				73,727
International equity securities				234,472
International fixed income				16,179
Diversified funds				39,906
Total	$2,586	$60,529	$33,553	$460,952

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

In December 2017, Mattel entered into an insurance buy-in policy contract with a private limited life insurance company to insure a portion of the U.K. pension plan, covering approximately 40% of the total membership in the plan. The assets and liabilities with respect to insured pensioners are assumed to match for the purposes of ASC 715, Pension - Retirement Benefits (i.e. the full benefits have been insured). The initial value of the asset associated with this policy was equal to the premium paid to secure the policy, and is adjusted each reporting period for changes in interest rates, discount rates, and benefits paid. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the buy-in contract is classified as Level 3 on the fair value hierarchy.
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2016	$—
Purchases, sales, and settlements (a)	33,155
Change in fair value	398
Balance at December 31, 2017	33,553
Purchases, sales, and settlements (b)	—
Change in fair value	(3,696)
Balance at December 31, 2018	$29,857

(a)	There were no sales or settlements of Level 3 assets, or transfers in or out of Level 3, for the year ended December 31, 2017.

(b)	There were no purchases, sales, or settlements of Level 3 assets, or transfers in or out of Level 3, for the year ended December 31, 2018.
Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 6.0% as of December 31, 2018 is reasonable based on historical returns.
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
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2018 and 2017 was $68.3 million and $76.6 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $65.8 million and $67.9 million as of December 31, 2018 and 2017, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Annual Incentive Compensation
Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and are subject to certain approvals of the Compensation Committee of the Board of Directors. For 2018, 2017, and 2016, $84.1 million, $19.4 million, and $16.5 million, respectively, was charged to other selling and administrative expenses for awards under these plans.
Long-Term Incentive Compensation
Mattel had three long-term incentive program ("LTIP") performance cycles in place in 2018: (i) a January 1, 2016—December 31, 2018 performance cycle, which was established by the Compensation Committee of the Board of Directors ("the Committee") in March 2016, (ii) a January 1, 2017—December 31, 2019 performance cycle, which was established by the Committee in March 2017, and (iii) a January 1, 2018—December 31, 2020 performance cycle, which was established by the Committee in April 2018.
For the January 1, 2016—December 31, 2018 LTIP performance cycle, Mattel granted Performance RSUs under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan ("Amended 2010 Plan") to senior executives providing services to Mattel. Performance RSUs granted under this program are earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel's performance with respect to (i) a cumulative three-year EPS target for the performance cycle (the "2016-2018 performance-related component") and (ii) Mattel's TSR for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (the "2016-2018 market-related component"), adjusted for dividends declared during the three-year performance cycle. The Performance RSUs also have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid in shares of Mattel common stock. For the January 1, 2016—December 31, 2018 LTIP performance cycle, no shares were earned relating to the 2016-2018 performance-related component or market-related component.
For the January 1, 2016—December 31, 2018 LTIP performance cycle, the weighted-average grant-date fair value of the performance-related and market-related components of the Performance RSUs were $32.60 and $5.10 per share, respectively, for 2018, 2017, and 2016. During 2018, Mattel did not recognize any compensation expense related to the 2016-2018 performance-related component and recognized minimal expense related to the 2016-2018 market-related component. During 2017, Mattel recognized compensation expense of $0.4 million related to the 2016-2018 market-related component. Mattel also reversed $2.8 million of expense related to the 2016-2018 performance-related component that was previously recognized in 2016, as it was determined that it was unlikely that performance shares would be earned for the performance cycle. During 2016, Mattel recognized compensation expense of $2.8 million related to the 2016-2018 performance-related component and $0.4 million related to the 2016-2018 market-related component.
For the January 1, 2017—December 31, 2019 LTIP performance cycle, Mattel granted Performance RSUs under the Amended 2010 Plan to senior executives providing services to Mattel. Performance RSUs granted under this program are earned based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on a three-year average of annual achievements of Mattel's performance with respect to annual EPS targets for the performance cycle (the "2017-2019 performance-related component") and then adjusted upward or downward based on Mattel's TSR for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle (the "2017-2019 market-related component"). The Performance RSUs under the 2017-2019 LTIP performance cycle have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid. For the 2017-2019 performance-related component, the range of possible outcomes is that between 0.1 million and 0.2 million shares could be earned. For the 2017-2019 market-related component, the possible outcomes range from an upward adjustment of 0.1 million shares to a downward adjustment of 0.1 million shares to the result of the performance-related component.
For the January 1, 2017—December 31, 2019 LTIP performance cycle, the weighted-average grant-date fair value of the performance-related and market-related components of the Performance RSUs were $13.24 and $1.46 per share, respectively, for 2018, and $21.60 and $1.46 per share, respectively, for 2017. During 2018, Mattel recognized $0.3 million of compensation expense related to the 2017-2019 performance-related component and recognized minimal expense related to the 2017-2019 market-related component. During 2017, Mattel did not recognize any compensation expense related to the 2017-2019 performance-related component, and recognized compensation expense of $0.2 million related to the 2017-2019 market-related component.

For the January 1, 2018—December 31, 2020 performance cycle, Mattel granted Performance RSUs under the Amended 2010 Plan to senior executives providing services to Mattel. Performance RSUs granted under this program are earned based on an initial target number with the final number of Performance RSUs payable being determined based on the product of the initial target number of Performance RSUs multiplied by a performance factor based on measurements of Mattel's performance with respect to (i) a cumulative three-year free cash flow target for the performance cycle and (ii) a TSR multiplier, which is based on Mattel’s three-year TSR relative to the TSR realized by companies comprised of the S&P 500 as of the first day of the performance cycle. The Performance RSUs also have dividend equivalent rights that are converted to shares of Mattel common stock only when and to the extent the underlying Performance RSUs are earned and paid in shares of Mattel common stock. For the 2018-2020 performance cycle, the range of possible outcomes is that between zero and 1.7 million shares could be earned.
For the January 1, 2018—December 31, 2020 LTIP performance cycle, the weighted-average grant-date fair value of the Performance RSUs was $15.08 per share for 2018. During 2018, Mattel recognized $2.7 million of compensation expense in connection with the 2018-2020 performance cycle.
Mattel determines the fair value of the performance-related components of its performance RSUs based on the closing market price of Mattel's common stock on the date of grant. It determines the fair value of the market-related components of its performance RSUs based on a Monte Carlo valuation methodology.
Note 5—Seasonal Financing and Debt
Seasonal Financing
On December 20, 2017, Mattel entered into a syndicated facility agreement (the "Credit Agreement"), as a borrower thereunder (in such capacity, the "Borrower"), along with certain of Mattel’s domestic subsidiaries, as additional borrowers thereunder (together with the Borrower, the "U.S. Borrowers"), Mattel Canada Inc. as a borrower thereunder (the "Canadian Borrower"), certain additional domestic and foreign subsidiaries of Mattel, as guarantors thereunder, Bank of America, N.A., as global administrative agent, collateral agent, Australian security trustee, and lender, and the other lenders and financial institutions party thereto, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the "senior secured revolving credit facilities"), consisting of an asset based lending facility with aggregate commitments of $1.31 billion, subject to borrowing base capacity, and a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. Borrowers and certain equity interests in various subsidiaries of Mattel, subject to borrowing base capacity (the "Fixed Asset & IP Facility"). The senior secured revolving credit facilities will mature on June 1, 2021.
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
On December 14, 2018, Mattel, Inc. entered into an amendment (the "Amendment") to the Credit Agreement, which included the expansion of eligibility criteria for accounts receivable and inventory included in the borrowing base. In support of the foregoing, two additional Mattel subsidiaries, Mattel Import Services, LLC ("MISL") and Mattel Finco Europe B.V. ("Mattel Finco") were added as borrowers to the Credit Agreement. The Credit Agreement allows for certain inventory located in the Czech Republic and the Netherlands to be included in the borrowing base. Additionally, certain accounts receivable with account debtors located in Italy and Poland, as well as other countries agreed upon with the Administrative Agent, may be purchased by Mattel Finco and added to the borrowing base in the future.

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
In addition to paying interest on the outstanding principal under the senior secured revolving credit facilities, the Borrower will be required to pay (i) an unused line fee per annum of the average daily unused portion of the senior secured revolving credit facilities, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $89 million as of December 31, 2018.
The U.S. Borrowers, as well as certain U.S. subsidiaries of the Borrower (the "U.S. Guarantors"), are initially guaranteeing the obligations of all Borrowers under the senior secured revolving credit facilities. Additionally, the obligations of the Canadian Borrower, the French Borrower, the Spanish Borrower, the European (GNU) Borrowers and the Australian Borrower (collectively, the "Foreign Borrowers"), will respectively each be guaranteed by the obligations of the other Foreign Borrowers, as well as certain additional foreign subsidiaries ("Foreign Guarantors").
The U.S. Subfacility is secured by liens on substantially all of the U.S. Borrowers’ and the U.S. Guarantors’ accounts receivable and inventory (the "U.S. Current Assets Collateral"). The Canadian Subfacility is, and the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility, and the Australian Subfacility will be, each secured by a first priority lien on (i) the accounts receivable and inventory of the applicable Foreign Borrower(s) and Foreign Guarantors under such facility, and (ii) the U.S. Current Assets Collateral. The Fixed Asset & IP Facility is secured by a first priority lien on certain owned real property in the U.S., certain U.S. trademarks and patents, and 100% of the equity interests in the U.S. Borrowers (aside from Mattel) and U.S. Guarantors, as well as 65% of the voting equity interests and 100% of the non-voting equity interests in Mattel Holdings Limited. Upon the additional Foreign Borrowers and Foreign Guarantors joining the Credit Agreement, the Fixed Asset & IP Facility will also be secured by 65% of the voting equity interests of such additional Foreign Borrowers and Foreign Guarantors that are directly owned by a U.S. Borrower or U.S. Guarantor. The net book value of the accounts receivable and inventory currently pledged as collateral under the senior secured revolving credit facilities was approximately $900 million as of December 31, 2018.
The Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Borrower’s and its subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends, sell or otherwise transfer assets outside of the ordinary course, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates, or change their line of business.
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
Mattel had no borrowings under the senior secured revolving credit facilities as of December 31, 2018 and 2017. Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect as no event of default occurred and as Mattel's excess availability was greater than $100 million and the Availability Threshold. As of December 31, 2018 and 2017, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines. As of December 31, 2018, foreign credit lines totaled approximately $20 million. Mattel expects to extend the majority of these credit lines throughout 2019.
Mattel believes its cash on hand, amounts available under the senior secured revolving credit facilities, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2019.

Additionally, sales of foreign receivables occur periodically to finance seasonal working capital requirements. As of December 31, 2018, there were no outstanding amounts of accounts receivable that were sold under international factoring arrangements. As of December 31, 2017, there were approximately $19 million of outstanding accounts receivable that were sold under international factoring arrangements, which were excluded from Mattel’s consolidated balance sheets.
Short-Term Borrowings
As of December 31, 2018, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and $4.2 million of foreign short-term bank loans outstanding. As of December 31, 2017, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and no foreign short-term bank loans outstanding.
During 2018 and 2017, Mattel had average borrowings under the senior secured revolving credit facilities and other short-term borrowings of $126.2 million and $811.5 million, respectively, to help finance its seasonal working capital requirements. The weighted-average interest rate on borrowings under the senior secured revolving credit facilities and other short-term borrowings during 2018 and 2017 was 3.9% and 1.6%, respectively. Mattel's average borrowings on its foreign short-term bank loans were not material during 2018 and 2017.
Long-Term Debt
In December 2017, Mattel issued $1.00 billion aggregate principal amount of 6.75% senior unsecured notes due December 31, 2025 ("2017 Senior Notes"). The 2017 Senior Notes were issued pursuant to an indenture, dated December 20, 2017, among Mattel, the guarantors named therein and MUFG Union Bank, N.A., as Trustee (the "Indenture"). Interest on the 2017 Senior Notes is payable semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2018. Mattel may redeem all or part of the 2017 Senior Notes at any time or from time to time prior to December 31, 2020 at its option, at a redemption price equal to 100% of the principal amount, plus a "make whole" premium, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date. Mattel may also redeem up to 40% of the principal amount of the 2017 Senior Notes at any time or from time to time prior to December 31, 2020 at its option, at a redemption price equal to 106.75% of the principal amount, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date, with the net cash proceeds of sales of one or more equity offerings by Mattel or any direct or indirect parent of Mattel. Mattel may redeem all or part of the 2017 Senior Notes at any time or from time to time on or after December 31, 2020, at its option, at a redemption price including a call premium that varies (from 0% to 5.063%) depending on the year of redemption, plus accrued and unpaid interest on the 2017 Senior Notes being redeemed to, but excluding, the redemption date.
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
In March 2018, Mattel repaid $250.0 million of its 2013 Senior Notes in connection with the scheduled maturity.

In May 2018, Mattel issued $500.0 million aggregate principal amount of its 6.75% senior unsecured notes due December 31, 2025 ("2018 Senior Notes"). The 2018 Senior Notes were issued pursuant to a supplemental indenture, dated May 31, 2018 (the "Supplemental Indenture"), as additional notes under the Indenture, dated December 20, 2017, pursuant to which Mattel previously issued $1.00 billion in aggregate principal amount of existing 6.75% Senior Notes due 2025. The 2018 Senior Notes formed a single series and trade interchangeably with the 2017 Senior Notes. The 2018 Senior Notes are guaranteed on a senior unsecured basis by all of Mattel's existing and future wholly-owned domestic restricted subsidiaries that are borrowers or guarantors under its senior secured revolving credit facilities.
In June 2018, Mattel used the net proceeds from the issuance of the 2018 Senior Notes, plus cash on hand, to redeem and retire all of its 2014 Senior Notes due May 6, 2019 at a redemption price equal to the principal amount, plus accrued and unpaid interest.
Mattel’s 2010 Senior Notes bear interest at fixed rates ranging from 4.35% to 6.20%, with a weighted-average interest rate of 5.28% as of December 31, 2018 and 2017. Mattel’s 2011 Senior Notes bear interest at a fixed rate of 5.45% as of December 31, 2018 and 2017. Mattel’s 2013 Senior Notes bear interest at fixed rates ranging from 1.70% to 3.15%, with a weighted-average interest rate of 2.43% as of December 31, 2018 and 2017. Mattel’s 2014 Senior Notes, 2016 Senior Notes, and 2017/2018 Senior Notes bear interest at a fixed rate of 2.35%, 2.35%, and 6.75%, respectively, as of December 31, 2018 and 2017.
Mattel’s long-term debt consists of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000
2011 Senior Notes due November 2041	300,000	300,000
2013 Senior Notes due March 2018 and March 2023	250,000	500,000
2014 Senior Notes due May 2019	—	500,000
2016 Senior Notes due August 2021	350,000	350,000
2017/2018 Senior Notes due December 2025	1,500,000	1,000,000
Debt issuance costs and debt discount	(48,277)	(26,881)
	2,851,723	3,123,119
Less: current portion	—	(250,000)
Total long-term debt	$2,851,723	$2,873,119
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	2016 Senior Notes	2017/2018 Senior Notes	Total
	(In thousands)
2019	$—	$—	$—	$—	$—	$—
2020	250,000	—	—	—	—	250,000
2021	—	—	—	350,000	—	350,000
2022	—	—	—	—	—	—
2023	—	—	250,000	—	—	250,000
Thereafter	250,000	300,000	—	—	1,500,000	2,050,000
	$500,000	$300,000	$250,000	$350,000	$1,500,000	$2,900,000
Note 6—Stockholders’ Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.

Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2018, 2017, and 2016, Mattel did not repurchase any shares of its common stock. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2018, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
Dividends
During 2018, Mattel did not pay any dividends to holders of its common stock. During 2017 and 2016, Mattel paid total dividends per share of $0.91 and $1.52, respectively, to holders of its common stock. The Board of Directors declared the dividends, if any, on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared, if applicable. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. Dividend payments were $312.0 million and $518.5 million in 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive income (loss) before reclassifications	24,082	(3,748)	(7,382)	(106,651)	(93,699)
Amounts reclassified from accumulated other comprehensive loss	8,427	—	7,832	—	16,259
Net increase (decrease) in other comprehensive income (loss)	32,509	(3,748)	450	(106,651)	(77,440)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)

	For the Year Ended December 31, 2017
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(55,377)	(5,948)	7,812	132,294	78,781
Amounts reclassified from accumulated other comprehensive income (loss)	16,810	—	6,679	58,973	82,462
Net (decrease) increase in other comprehensive (loss) income	(38,567)	(5,948)	14,491	191,267	161,243
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)

	For the Year Ended December 31, 2016
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2015	$15,363	$—	$(159,858)	$(704,404)	$(848,899)
Other comprehensive income (loss) before reclassifications	18,733	3,149	(4,154)	(101,539)	(83,811)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,627)	—	6,308	—	(10,319)
Net increase (decrease) in other comprehensive income (loss)	2,106	3,149	2,154	(101,539)	(94,130)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Statements of Operations Classification
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts	$(8,575)	$(16,717)	$17,101	Cost of sales
Tax effect of net (loss) gain	148	(93)	(474)	Provision for income taxes
	$(8,427)	$(16,810)	$16,627	Net (loss) income
Defined Benefit Pension Plans
Amortization of prior service credit (cost) (a)	$2,008	$(29)	$(461)	Other non-operating expense, net
Recognized actuarial loss (a)	(8,198)	(8,511)	(7,142)	Other non-operating expense, net
Curtailment loss	(739)	(103)	(415)	Other non-operating expense, net
Settlement loss	(3,248)	—	(1,772)	Other non-operating expense, net
	(10,177)	(8,643)	(9,790)
Tax effect of net loss	2,345	1,964	3,482	Provision for income taxes
	$(7,832)	$(6,679)	$(6,308)	Net (loss) income
Currency Translation Adjustments
Loss on discontinuation of Venezuelan operations	$—	$(58,973)	$—	Other non-operating expense, net
Tax effect of net loss (b)	—	—	—	Provision for income taxes
	$—	$(58,973)	$—	Net (loss) income

(a)
The amortization of prior service credit (cost) and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel’s net periodic benefit cost.

(b)	An income tax benefit was not realized related to the loss on discontinuation of Venezuelan operations.
Currency Translation Adjustments
For 2018, currency translation adjustments resulted in a net loss of $106.7 million, primarily due to the weakening of the Euro, British pound sterling, Russian ruble, and Brazilian real against the U.S. dollar. For 2017, currency translation adjustments resulted in a net gain of $191.3 million, primarily due to the strengthening of the Euro and the British pound sterling against the U.S. dollar and the recognition of a $59.0 million loss related to the discontinuation of Mattel's Venezuelan operations in other non-operating expense, net within the consolidated statements of operations. For 2016, currency translation adjustments resulted in a net loss of $101.5 million, primarily due to the weakening of the British pound sterling, Mexican peso, and Euro against the U.S. dollar, partially offset by the strengthening of the Brazilian real against the U.S. dollar.
Note 7—Revenues
Effective January 1, 2018, Mattel adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments (collectively, the "new revenue standards") using the modified retrospective transition method, which was applied to all contracts not completed as of that date. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standards, while prior periods were not adjusted and continue to be reported under the accounting standards in effect for those periods.
The cumulative effect of the adoption of the new revenue standards on January 1, 2018 was reflected as a net reduction of $28.5 million to the opening balance of retained earnings associated with certain licensing contracts. The adoption of the new revenue standards did not have a material impact on Mattel's consolidated balance sheets or consolidated statements of operations as of or for the year ended December 31, 2018.

Revenue Recognition and Sales Adjustments
Substantially all of Mattel's revenues continue to be recognized upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Additionally, Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs, which can be either contractual or discretionary in nature, are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. Mattel bases its estimates for these programs on agreed-upon customer contract terms, as well as historical experience. The costs of these programs are considered variable consideration and are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. Based on Mattel's analysis of the new revenue standards, revenue recognition from the sale of finished goods to customers, which represents substantially all of Mattel's revenues, was not impacted by the adoption of the new revenue standards.
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
Disaggregated Revenues
For a presentation of Mattel's revenues disaggregated by segment, brand, and geography, see "Note 13 to the Consolidated Financial Statements—Segment Information."
Practical Expedient
Mattel applied the practical expedient prescribed in the new revenue standards and did not evaluate contracts of one year or less for the existence of a significant financing component. Multi-year contracts were not material.
Note 8—Share-Based Payments
Mattel Stock Option Plans
In May 2015, Mattel’s stockholders approved the Amended 2010 Plan. The 2010 Equity and Long-Term Compensation Plan was approved by Mattel's stockholders in May 2010 (the "2010 Plan"). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the "2005 Plan"), except with respect to grants then outstanding under the 2005 Plan. All restricted stock unit ("RSU") awards made under the 2005 Plan have vested. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. The terms of the Amended 2010 Plan are substantially similar to the terms of the 2010 Plan and the 2005 Plan.

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
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) 77 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2018, there were approximately 6 million shares of common stock available for grant remaining under the Amended 2010 Plan.
Mattel recognized total share-based compensation expense related to stock options and RSUs (including Performance RSUs) of $48.9 million, $67.1 million, and $54.0 million during 2018, 2017, and 2016, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. As of December 31, 2018, total unrecognized compensation cost related to unvested share-based payments totaled $93.0 million and is expected to be recognized over a weighted-average period of 2.2 years.
Stock Options
Mattel recognized compensation expense of $8.4 million, $14.1 million, and $10.5 million for stock options during 2018, 2017, and 2016, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations. There was no current year income tax benefit related to stock options during 2018 or 2017 as future tax benefits related to stock options were fully offset by a valuation allowance. Income tax benefits related to stock option activity during 2016 totaled $6.8 million.

In 2018, Mattel granted performance options under the Amended 2010 Plan to certain senior executives in connection with its April 26, 2018—April 26, 2021 and May 31, 2018—May 31, 2021 performance cycles.  These performance options are earned at the initial target number of options granted based on achievement of a certain threshold of Mattel’s TSR for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle.  If this threshold is not met at the end of the three-year cycle, no shares are earned.  For the performance options granted during 2018 that remain outstanding at December 31, 2018, the range of possible outcomes is that between zero and 1.3 million shares could be earned.  The fair value of these performance options has been estimated at the grant dates using a Monte Carlo valuation methodology, and the weighted-average grant-date fair value of performance options granted during 2018 was $4.21.
The fair values of all other options granted have been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. The weighted-average grant-date fair value of options granted during 2018, 2017, and 2016 was $5.46, $3.37, and $4.09, respectively.

The following weighted-average assumptions were used in determining the fair value of options granted:

	2018	2017	2016
Expected life (in years)	5.1	5.0	5.0
Risk-free interest rate	2.8%	1.8%	1.1%
Volatility factor	33.6%	27.2%	25.3%
Dividend yield	—%	4.0%	4.7%
The following is a summary of stock option information and weighted-average exercise prices for Mattel’s stock options:

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted-average exercise price)
Outstanding at January 1	25,233	$26.56	19,316	$28.71	17,900	$27.39
Granted	3,379	15.41	7,776	21.05	3,498	32.67
Exercised	—	—	(84)	21.22	(1,539)	22.13
Forfeited	(4,209)	23.06	(832)	25.84	(388)	26.77
Canceled	(2,383)	26.99	(943)	26.31	(155)	36.87
Outstanding at December 31	22,020	$25.47	25,233	$26.56	19,316	$28.71
Exercisable at December 31	16,051	$28.10	14,038	$29.08	9,851	$29.83
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during 2018, 2017, and 2016 was $0, $0.5 million, and $15.8 million, respectively. At December 31, 2018, options outstanding and options exercisable had no intrinsic value, with a weighted-average remaining life of 5.5 years and 4.2 years, respectively. At December 31, 2018, stock options vested or expected to vest totaled 21.5 million shares, with no intrinsic value, weighted-average exercise price of $25.67, and weighted-average remaining life of 5.4 years. During 2018, approximately 4 million stock options vested. The total grant-date fair value of stock options vested during 2018, 2017, and 2016 was approximately $12 million, $14 million, and $13 million, respectively.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2018, 2017, and 2016 was $0, $1.8 million, and $34.1 million, respectively.
Restricted Stock Units
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally 3 years from the date of grant.
Compensation expense recognized related to grants of RSUs, excluding Performance RSUs, was $37.5 million, $55.2 million, and $40.2 million in 2018, 2017, and 2016, respectively, and is included within other selling and administrative expenses in the consolidated statements of operations. During 2018 and 2017, income tax expense related to RSUs was $2.0 million and $4.2 million, respectively, and future tax benefits related to RSUs were fully offset by a valuation allowance. Income tax benefits related to RSU activity during 2016 totaled $11.5 million.

The following is a summary of RSU information and weighted-average grant-date fair values for Mattel’s RSUs, excluding Performance RSUs:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted-average grant-date fair value)
Unvested at January 1	4,898	$21.95	3,243	$28.85	3,738	$28.98
Granted	3,345	15.71	4,205	19.39	1,608	29.68
Vested	(2,048)	21.02	(2,103)	27.13	(1,756)	30.25
Forfeited	(1,474)	20.18	(447)	23.57	(347)	27.04
Unvested at December 31	4,721	$17.22	4,898	$21.95	3,243	$28.85
At December 31, 2018, RSUs expected to vest totaled 4.1 million shares, with a weighted-average grant-date fair value of $17.31. The total grant-date fair value of RSUs vested during 2018, 2017, and 2016 was $43.2 million, $57.0 million, and $53.1 million, respectively.
In addition to the expense and share amounts described above, Mattel recognized amounts during 2018, 2017, and 2016 for Performance RSUs granted in connection with its January 1, 2018—December 31, 2020 LTIP, January 1, 2017—December 31, 2019 LTIP, and January 1, 2016—December 31, 2018 LTIP performance cycles, more fully described in "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans." During 2018 and 2017, there was no current year income tax benefit for Performance RSUs granted in connection with any of the performance cycles referenced above, as future tax benefits were fully offset by a valuation allowance. During 2016, income tax benefits totaled $1.2 million for Performance RSUs granted in connection with its January 1, 2016—December 31, 2018 LTIP performance cycle.
Note 9—Earnings Per Share
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Prior to June 30, 2018, certain of Mattel’s RSUs were considered participating securities because they contained nonforfeitable rights to dividend equivalents.
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

The following table reconciles earnings per common share:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
Basic:
Net (loss) income	$(530,993)	$(1,053,836)	$318,022
Less: Net (loss) income allocable to participating RSUs (a)	—	—	(1,377)
Net (loss) income available for basic common shares	$(530,993)	$(1,053,836)	$316,645
Weighted average common shares outstanding	345,012	343,564	341,480
Basic net (loss) income per common share	$(1.54)	$(3.07)	$0.93
Diluted:
Net (loss) income	$(530,993)	$(1,053,836)	$318,022
Less: Net (loss) income allocable to participating RSUs (a)	—	—	(1,377)
Net (loss) income available for diluted common shares	$(530,993)	$(1,053,836)	$316,645
Weighted average common shares outstanding	345,012	343,564	341,480
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs (b)	—	—	2,753
Weighted average number of common and potential common shares	345,012	343,564	344,233
Diluted net (loss) income per common share	$(1.54)	$(3.07)	$0.92

(a)
For the twelve months ended December 31, 2018 and December 31, 2017, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in the losses of the Company. As of July 1, 2018, Mattel no longer has participating RSUs.

(b)
Mattel was in a net loss position for the twelve months ended December 31, 2018 and December 31, 2017, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive. Nonqualified stock options and nonparticipating RSUs totaling 8.5 million shares were excluded from the calculation of diluted net income per common share for the twelve months ended December 31, 2016 because their effect would be antidilutive.

Note 10—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2018 and 2017, Mattel held foreign currency forward exchange contracts with notional amounts of $962.1 million and $987.7 million, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2018	December 31, 2017
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$12,122	$2,175
Foreign currency forward exchange contracts	Other noncurrent assets	1,613	115
Total derivatives designated as hedging instruments		$13,735	$2,290
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,357	$5,514
Total		$16,092	$7,804

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2018	December 31, 2017
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$954	$15,970
Foreign currency forward exchange contracts	Other noncurrent liabilities	185	3,159
Total derivatives designated as hedging instruments		$1,139	$19,129
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$1,771	$191
Total		$2,910	$19,320
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains (losses) recognized in OCI	$24,082	$(55,377)	$18,733
Amount of (losses) gains reclassified from accumulated OCI to the consolidated statements of operations	(8,427)	(16,810)	16,627	Cost of sales
The net (losses) gains of $(8.4) million, $(16.8) million, and $16.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2018, 2017, and 2016, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Amount of (loss) gain recognized in the consolidated statements of operations:
Foreign currency forward exchange contracts	$(23,109)	$70,200	$(11,056)	Other non-operating expense, net
Foreign currency forward exchange contracts	(244)	511	1,631	Cost of sales
Total	$(23,353)	$70,711	$(9,425)
The net (losses) gains of $(23.4) million, $70.7 million, and $(9.4) million recognized in the consolidated statements of operations during 2018, 2017, and 2016, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.
Note 11—Fair Value Measurements
The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel’s financial assets and liabilities include the following:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$16,092	$—	$16,092
Available-for-sale (b)	5,243	—	—	5,243
Total assets	$5,243	$16,092	$—	$21,335

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$2,910	$—	$2,910

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$7,804	$—	$7,804
Available-for-sale (b)	8,991	—	—	8,991
Total assets	$8,991	$7,804	$—	$16,795

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$19,320	$—	$19,320

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
During 2017, Mattel recorded impairment charges associated with its intangible assets and property, plant, and equipment.
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
During the year ended December 31, 2018, Mattel fully impaired certain intangible assets and property, plant, and equipment of $18.2 million due to discontinued use. There was no remaining value attributed to these identified intangible assets and property, plant, and equipment as of December 31, 2018.
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
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.49 billion (compared to a carrying value of $2.90 billion) as of December 31, 2018 and $3.01 billion (compared to a carrying value of $3.15 billion) as of December 31, 2017. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.
Note 12—Commitments and Contingencies
Leases
Mattel routinely enters into noncancelable lease agreements for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal options. In addition to minimum rental payments, certain of Mattel’s leases require additional payments to reimburse the lessors for operating expenses such as real estate taxes, maintenance, utilities, and insurance. Rental expense is recorded on a straight-line basis, including escalating minimum payments. The American Girl Place leases in Chicago, Illinois, Los Angeles, California, and New York, New York, and American Girl store leases in Alpharetta, Georgia, Bloomington, Minnesota, Charlotte, North Carolina, Columbus, Ohio, Dallas, Texas, Houston, Texas, Lone Tree, Colorado, Lynnwood, Washington, McLean, Virginia, Miami, Florida, Nashville, Tennessee, Natick, Massachusetts, Orlando, Florida, Overland Park, Kansas, Palo Alto, California, Hershey, Pennsylvania, and Scottsdale, Arizona also contain provisions for additional rental payments based on a percentage of the sales of each store after reaching certain sales benchmarks. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2018, 2017, and 2016, contingent rental expense was not material.

The following table shows the future minimum obligations under lease commitments in effect at December 31, 2018:

	Capital Leases		Operating Leases
	(In thousands)
2019	$294		$110,794
2020	25		83,566
2021	—		72,606
2022	—		59,191
2023	—		56,123
Thereafter	—		133,716
	$319	(a)	$515,996

(a)	Includes minimal imputed interest.
Rental expense under operating leases amounted to $127.1 million, $137.4 million, and $110.1 million for 2018, 2017, and 2016, respectively, net of sublease income of $3.0 million, $2.9 million, and $2.7 million in 2018, 2017, and 2016, respectively.
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
Licensing and similar agreements in effect at December 31, 2018 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2019	$112,495
2020	92,859
2021	45,289
2022	30,436
2023	1,201
Thereafter	—
$282,280
Royalty expense for 2018, 2017, and 2016 was $224.0 million, $244.5 million, and $228.9 million, respectively.

The following table shows the future minimum obligations for purchases of inventory, services, and other as of December 31, 2018:

Other Purchase Obligations
(In thousands)
2019	$314,936
2020	47,017
2021	32,640
2022	26,820
2023	26,895
Thereafter	—
$448,308
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and property risks. Far West insures the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence and $2.0 million per year for product liability risks, and up to $1.0 million per occurrence for property risks. Various insurance companies that have an "A" or better AM Best rating at the time the policies are purchased reinsure Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported claims at December 31, 2018 and 2017 totaled $12.3 million and $12.9 million, respectively, and is included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.
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
On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. On December 3, 2014, the Court overruled Mattel’s request to dismiss MGA’s case as barred as a result of prior litigation between the parties. On July 31, 2017, Mattel filed a motion for summary judgment on the grounds that MGA’s complaint is barred by the statute of limitations.  On February 13, 2018, the Court granted Mattel's summary judgment motion. Consistent with this ruling, the Court entered judgment for Mattel on March 8, 2018. On April 24, 2018, MGA filed a Notice of Appeal of the judgment, and on December 20, 2018, MGA filed its opening appellate brief. Mattel does not presently believe that damages in any amount are reasonably possible.  Accordingly, no liability has been accrued to date.
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

In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, plus attorney's fees, as adjusted for inflation and interest. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel do Brasil filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel do Brasil’s motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone’s status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel do Brasil. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest, plus attorney's fees. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel do Brasil’s right to offset its counterclaim award of approximately $7.5 million. Mattel do Brasil filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the "accounting documents" of Yellowstone. On April 26, 2015, a decision on the motion for clarification was rendered. The Appeals Court ruled that the motion for clarification was denied and imposed a fine on Mattel do Brasil equal to 1% of the value of the claims made for the delay caused by the motion. On July 3, 2015, Mattel do Brasil filed a special appeal to the Superior Court of Justice based upon both procedural and substantive grounds. This special appeal sought to reverse the Appeals Court's decision of July 26, 2013, and to reverse the fine as inappropriate under the law. This special appeal was submitted to the Appeals Court.
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
In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter, but the settlement was later rejected by the courts.
On October 2, 2018, the Appeals Court rejected Mattel’s merits appeal, and affirmed the prior rulings in favor of Yellowstone. The actual amount to be paid by Mattel to Yellowstone has yet to be determined.
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
Note 13—Segment Information
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
Segment Data
The following tables present information about revenues, loss/income, depreciation and amortization, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales"). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s Chief Operating Decision Maker ("CODM") uses gross and net sales by segment as metrics to measure segment performance. Such sales adjustments are included in the determination of segment loss/income from operations based on the adjustments recorded in the financial accounting systems. Segment loss/income represents each segment’s operating loss/income, while consolidated operating loss/income represents loss/income from operations before net interest, other non-operating expense/income, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, severance and other restructuring costs, share-based payments, and corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Year Ended
	December 31, 2018	December 31, 2017 (b)	December 31, 2016 (b)
	(In thousands)
Revenues by Segment
North America	$2,422,108	$2,536,654	$3,036,181
International	2,312,230	2,503,527	2,447,615
American Girl	341,191	473,944	589,918
Gross sales	5,075,529	5,514,125	6,073,714
Sales adjustments	(564,677)	(632,174)	(617,064)
Net sales	$4,510,852	$4,881,951	$5,456,650

Segment Income (Loss)
North America	$221,293	$98,510	$564,378
International	9,130	(5,864)	291,230
American Girl	(17,531)	(72,968)	106,423
	212,892	19,678	962,031
Corporate and other expense (a)	(449,399)	(359,118)	(434,356)
Operating (loss) income	(236,507)	(339,440)	527,675
Interest expense	181,886	105,214	95,118
Interest (income)	(6,463)	(7,777)	(9,144)
Other non-operating expense, net	7,331	68,110	31,959
(Loss) income before income taxes	$(419,261)	$(504,987)	$409,742

(a)
Corporate and other expense includes (i) incentive compensation expense of $84.1 million, $19.4 million, and $16.5 million for 2018, 2017, and 2016, respectively, (ii) $104.1 million, $65.1 million, and $39.9 million of charges related to severance and other restructuring costs for 2018, 2017, and 2016, respectively, and (iii) share-based compensation expense of $48.9 million, $67.1 million, and$53.9 million for 2018, 2017, and 2016, respectively.

(b)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million and $8.4 million of expense, net from other selling and administrative expenses, which is included in corporate and other expense, to other non-operating expense, net for the year ended December 31, 2017 and 2016, respectively.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Depreciation/Amortization by Segment
North America	$130,087	$118,898	$118,047
International	95,480	96,623	88,414
American Girl	14,391	22,615	23,023
	239,958	238,136	229,484
Corporate and other	31,974	36,631	32,856
Depreciation and amortization	$271,932	$274,767	$262,340

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Assets by Segment
North America	$615,654	$692,232	$677,203
International	728,870	829,185	766,584
American Girl	43,748	100,184	154,924
	1,388,272	1,621,601	1,598,711
Corporate and other	124,700	107,713	130,304
Accounts receivable and inventories, net	$1,512,972	$1,729,314	$1,729,015
The table below presents worldwide revenues by brand category:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Worldwide Revenues by Brand Category (a)
Barbie	$1,088,953	$954,892	$971,795
Hot Wheels	834,058	777,341	796,969
Fisher-Price and Thomas & Friends	1,185,669	1,370,543	1,546,111
American Girl	342,442	473,302	592,118
Toy Box	1,624,408	1,938,047	2,166,722
Gross sales	5,075,529	5,514,125	6,073,714
Sales adjustments	(564,677)	(632,174)	(617,064)
Net sales	$4,510,852	$4,881,951	$5,456,650

(a)	Mattel reorganized its brands reporting structure in the first quarter of 2018. Prior period amounts have been reclassified to conform to the current period presentation.

Geographic Information
The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Revenues
North American Region (a)	$2,763,299	$3,010,598	$3,626,099
International Region (b):
Europe	1,013,983	1,054,789	1,066,263
Latin America	653,992	675,286	636,535
Global Emerging Markets	644,255	773,453	744,817
Total International Region	2,312,230	2,503,527	2,447,615
Gross sales	5,075,529	5,514,125	6,073,714
Sales adjustments	(564,677)	(632,174)	(617,064)
Net sales	$4,510,852	$4,881,951	$5,456,650

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Long-Lived Assets
North American Region (c)	$1,466,413	$1,543,662	$1,566,621
International Region	1,374,676	1,506,503	1,478,747
Consolidated total	$2,841,089	$3,050,165	$3,045,368

(a)	Revenues for the North American Region include revenues attributable to the U.S. of $2.60 billion, $2.82 billion, and $3.39 billion for 2018, 2017, and 2016, respectively.

(b)
Mattel reorganized its regional reporting structure in the first quarter of 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current period presentation.

(c)	Long-lived assets for the North American Region include long-lived assets attributable to the U.S. of $1.42 billion, $1.49 billion, and $1.57 billion for 2018, 2017, and 2016, respectively.
Major Customers
Sales to Mattel’s two largest customers accounted for 34%, 29%, and 27% of worldwide consolidated net sales for 2018, 2017, and 2016, respectively, as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In billions)
Walmart	$1.07	$1.02	$1.05
Target	0.45	0.37	0.41
During 2017 and 2016, Toys "R" Us accounted for $0.40 billion and $0.64 billion, respectively, of worldwide consolidated net sales.
The North America segment sells products to each of Mattel’s two largest customers. The International segment sells products to Walmart. The American Girl segment sells its children’s publications to each of Mattel's two largest customers.

Note 14—Restructuring Charges
During the third quarter of 2017, Mattel initiated its Structural Simplification cost savings program and expects to exceed $650 million in cost savings by 2020.
The major initiatives of the Structural Simplification cost savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base, and

•	Optimizing advertising spend.
The following table summarizes Mattel's severance and other restructuring costs activity for the year ended December 31, 2018:

	Liability at December 31, 2017	Charges	Payments/Utilization	Liability at December 31, 2018
	(In thousands)
Severance	$29,794	$62,870	$(64,994)	$27,670
Other restructuring costs (a)	5,394	46,960	(38,632)	13,722
	$35,188	$109,830	$(103,626)	$41,392

(a)	Consists primarily of consulting fees.
To date, Mattel has recorded cumulative severance and other restructuring charges of $155.0 million and expects to incur total charges of approximately $200 million related to the Structural Simplification cost savings program.
In connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Year Ended
	December 31, 2018	December 31, 2017
	(In thousands)
Cost of sales (a)	$5,741	$—
Other selling and administrative (b)	104,089	45,126
	$109,830	$45,126

(a)	Severance and other restructuring costs recorded within cost of sales include plant restructuring charges.

(b)
Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 13 to the Consolidated Financial Statements—Segment Information."

Note 15—Income Taxes
Consolidated pre-tax (loss) income consists of the following:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
U.S. operations	$(342,643)	$(273,444)	$9,179
Foreign operations	(76,618)	(231,543)	400,563
	$(419,261)	$(504,987)	$409,742

The provision for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Current
Federal	$3,935	$(3,153)	$(3,041)
State	1,340	1,885	2,455
Foreign	91,930	113,315	91,070
	97,205	112,047	90,484
Deferred
Federal	(4,630)	418,341	(4,624)
State	(3,368)	38,450	2,623
Foreign	22,525	(19,989)	3,237
	14,527	436,802	1,236
Provision for income taxes	$111,732	$548,849	$91,720
Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, research and development expenses, employee compensation-related expenses, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Tax credit carryforwards	$64,895	$222,353
Research and development expenses	76,906	92,443
Net operating loss carryforwards	187,741	139,544
Allowances and reserves	92,068	176,248
Deferred compensation	63,641	49,616
Postretirement benefits	24,666	30,564
Intangible assets	419	6,096
Other	48,262	50,554
Gross deferred income tax assets	558,598	767,418
Intangible assets	(196,012)	(175,921)
Other	(15,782)	—
Gross deferred income tax liabilities	(211,794)	(175,921)
Deferred income tax asset valuation allowances	(363,720)	(579,245)
Net deferred income tax (liabilities) assets	$(16,916)	$12,252
Net deferred income tax assets (liabilities) are reported in the consolidated balance sheets as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Other noncurrent assets	$49,937	$76,750
Other noncurrent liabilities	(66,853)	(64,498)
	$(16,916)	$12,252

As of December 31, 2018, Mattel had federal, state and foreign loss carryforwards totaling $662.0 million and tax credit carryforwards of $64.9 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In thousands)
2019–2023	$8,190	$2,837
Thereafter	213,629	39,871
No expiration date	440,191	22,149
Total	$662,010	$64,857
Periodically, Mattel considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely-than-not that some or all of the deferred tax assets will not be realized. During the third quarter of 2017, Mattel established a valuation allowance on U.S. deferred tax assets that will more than likely not be realized due to the determination that negative evidence outweighed the positive evidence. As of December 31, 2018, Mattel's valuation allowance on its federal and state deferred tax assets was approximately $289 million. Changes in the valuation allowance in 2018 primarily related to the utilization of loss and credit carryforwards against the tax on the inclusion of accumulated foreign earnings under the U.S. Tax Act, offset by current year losses and credits generated.
In addition, management determined that a valuation allowance of approximately $75 million was required as of December 31, 2018 for certain foreign deferred tax assets that will more than likely not be realized due to the determination that negative evidence outweighed the positive evidence. Changes in the valuation allowance for 2018 primarily related to increases in the valuation allowance related to losses without benefits, offset by decreases in the valuation allowance for certain deferred tax assets and expirations of tax loss and/or tax credit carryforwards. For the remaining foreign deferred tax assets without a valuation allowance, management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining deferred income tax assets.
Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
(Benefit) provision at U.S. federal statutory rate	$(88,045)	$(176,745)	$143,410
Increase (decrease) resulting from:
U.S. valuation allowance	64,529	554,551	—
Foreign earnings taxed at different rates, including foreign losses without benefit	99,598	266,587	(43,185)
U.S. Tax Act (a)	3,709	(105,279)	—
State and local taxes, net of U.S. federal (expense) benefit	(2,028)	1,885	3,385
Adjustments to previously accrued taxes	6,621	5,159	(12,537)
Change in indefinite reinvestment assertion	14,566	—	—
Other (b)	12,782	2,691	647
Provision for income taxes	$111,732	$548,849	$91,720

(a)	For 2018, U.S. Tax Act expense was netted with utilization of carryover tax attributes and current year generated tax attributes.

(b)	For 2018, Other includes $8.1 million of tax credit expiration.

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
A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Unrecognized tax benefits at January 1	$116,070	$109,347	$118,099
Increases for positions taken in current year	7,548	4,171	2,925
Increases for positions taken in a prior year	25,239	19,318	921
Decreases for positions taken in a prior year	(1,813)	(5,637)	(1,706)
Decreases for settlements with taxing authorities	(1,143)	(2,349)	(1,097)
Decreases for lapses in the applicable statute of limitations	(26,083)	(8,780)	(9,795)
Unrecognized tax benefits at December 31	$119,818	$116,070	$109,347
Of the $119.8 million of unrecognized tax benefits as of December 31, 2018, $81.7 million would impact the effective tax rate if recognized, of which $38.1 million would result in an increase in the valuation allowance.
Mattel recognized an increase of interest and penalties of approximately $8 million in 2018, an increase of $2 million in 2017, and a decrease of $2 million in 2016, related to unrecognized tax benefits, which are reflected in provision for income taxes in the consolidated statements of operations. As of December 31, 2018, Mattel accrued $26.4 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of December 31, 2017, Mattel accrued $18.6 million in interest and penalties related to unrecognized tax benefits, $17.7 million of which would impact the effective tax rate if recognized.
Effects of the U.S. Tax Act were required to be accounted for in the period of enactment (the fourth quarter of 2017) for calendar year-end companies. Staff Accounting Bulletin ("SAB") 118 was issued shortly thereafter to address the application of U.S. GAAP in the period of enactment when a company is unable to complete the accounting for certain income tax effects of the U.S. Tax Act, extending the "measurement period" to one year from the enactment date (i.e. extended to the fourth quarter of 2018). Revisions to the tax impact for the period of enactment should be accounted for each period (not to extend beyond one-year) as the estimate is refined. The U.S. Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing the territorial tax system, and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. There was no change in the 2017 tax charge related to the remeasurement of the U.S. net deferred tax assets recorded in 2017.

As of the fourth quarter of 2018, at the close of the SAB 118 measurement period, Mattel recorded a $3.7 million tax expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). In January 2018, the FASB issued guidance stating that a company must make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income ("GILTI") as a current-period expense when incurred (the "period cost method") or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the "deferred method"). Mattel has elected the period cost method and has considered the estimated 2018 GILTI impact in its 2018 tax expense.
On January 1, 2018, Mattel adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which required Mattel to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs. Previously, the income tax effect of intercompany transfers of assets was deferred until the asset was sold to an outside party or otherwise recognized (e.g., depreciated, amortized, impaired). The new guidance requires Mattel to defer only the income tax effects of intercompany transfers of inventory. A cumulative effect adjustment of $9.4 million was recorded as an increase to beginning retained earnings in the first quarter of 2018.
In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. Mattel remains subject to IRS examination for the 2015 through 2018 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various jurisdictions, including California for the 2008 through 2018 tax years, New York for the 2014 through 2018 tax years, and Wisconsin for the 2008 through 2018 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in various foreign jurisdictions including Hong Kong for the 2012 through 2018 tax years, Brazil for the 2013 through 2018 tax years, Mexico for the 2013 through 2018 tax years, Netherlands for the 2013 through 2018 tax years, and Russia for the 2016 through 2018 tax years. Based on the current status of federal, state, local, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $4.3 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
Mattel's provision for income taxes was $111.7 million in 2018, as compared to $548.8 million in 2017 and $91.7 million in 2016. The 2018 income tax provision included a $14.6 million expense related to changes to Mattel's indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The 2017 income tax provision included a net tax expense of $454.4 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act related to the remeasurement of U.S. net deferred tax liabilities from 35% to 21% tax rate. The 2016 income tax provision included a net tax benefit of $16.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, enacted tax law changes, and the adoption of ASU 2016-09.
Mattel has not recorded a deferred tax liability related to undistributed earnings of its foreign subsidiaries as of December 31, 2018, except for a $14.6 million tax expense recorded in 2018 related to changes to the indefinite reinvestment assertion. Taxes have not been provided on the remaining $4.7 billion of undistributed foreign earnings taxed under the Tax Act.  The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution.  Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when the Company determines that it is advantageous for business operations or cash management purposes.

Note 16—Supplemental Financial Information

	December 31, 2018	December 31, 2017
	(In thousands)
Inventories include the following:
Raw materials and work in process	$115,966	$101,690
Finished goods	426,923	499,014
	$542,889	$600,704
Other noncurrent assets include the following:
Identifiable intangibles (net of accumulated amortization of $207.9 million and $168.8 million at December 31, 2018 and 2017, respectively)	$587,528	$639,203
Deferred income taxes	49,937	76,750
Other	209,541	229,008
	$847,006	$944,961
Accrued liabilities include the following:
Advertising and promotion	$86,935	$165,572
Royalties	108,109	111,669
Taxes other than income taxes	54,317	74,626
Incentive compensation	87,086	20,218
Other	363,974	420,054
	$700,421	$792,139
Other noncurrent liabilities include the following:
Benefit plan liabilities	$166,289	$168,539
Noncurrent tax liabilities	150,960	124,330
Other	152,420	191,257
	$469,669	$484,126

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Currency transaction losses included in:
Operating loss	$(5,061)	$(29,678)	$(164,042)
Other non-operating expense, net	(3,328)	(6,525)	(27,290)
Net transaction losses	$(8,389)	$(36,203)	$(191,332)
Other selling and administrative expenses include the following:
Design and development	$205,368	$225,245	$215,304
Identifiable intangible asset amortization	39,095	23,273	22,215
Bad debt expense	40,894	17,568	9,165

Note 17—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2018
Net sales	$708,372	$840,748	$1,437,451	$1,524,281
Gross profit	218,873	253,202	613,056	709,594
Advertising and promotion expenses	70,837	82,393	165,308	207,898
Other selling and administrative expenses	424,617	360,000	325,874	394,305
Operating (loss) income	(276,581)	(189,191)	121,874	107,391
(Loss) income before income taxes	(313,905)	(234,022)	72,592	56,074
Net (loss) income (a)	(311,253)	(240,931)	6,278	14,913
Net (loss) income (a) per common share—basic	$(0.90)	$(0.70)	$0.02	$0.04
Weighted average number of common shares	344,434	344,584	345,285	345,720
Net (loss) income (a) per common share—diluted	$(0.90)	$(0.70)	$0.02	$0.04
Weighted average number of common and potential common shares	344,434	344,584	345,672	345,846
Dividends declared per common share	$—	$—	$—	$—
Year Ended December 31, 2017
Net sales	$735,618	$974,477	$1,560,983	$1,610,873
Gross profit	278,778	399,765	647,149	495,137
Advertising and promotion expenses	73,562	95,499	179,691	293,534
Other selling and administrative expenses (b)	330,829	353,296	381,214	452,644
Operating (loss) income (b)	(125,613)	(49,030)	86,244	(251,041)
(Loss) income before income taxes	(145,671)	(73,743)	61,263	(346,836)
Net loss (a)	(113,231)	(56,075)	(603,247)	(281,283)
Net loss (a) per common share—basic	$(0.33)	$(0.16)	$(1.75)	$(0.82)
Weighted average number of common shares	342,914	343,116	343,870	344,294
Net loss (a) per common share—diluted	$(0.33)	$(0.16)	$(1.75)	$(0.82)
Weighted average number of common and potential common shares	342,914	343,116	343,870	344,294
Dividends declared per common share	$0.38	$0.38	$0.15	$—

(a)
Net loss in the first and second quarters of 2018 included net discrete tax expense of $4.5 million and a net discrete tax benefit of $2.3 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net income in the third quarter of 2018 included net discrete tax expense of $42.1 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, changes to the indefinite reinvestment assertion, repatriation of accumulated foreign earnings (net of related valuation allowance change), and enacted law changes. Net income in the fourth quarter of 2018 included a net discrete tax benefit of $5.6 million related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). Net loss for the first and second quarters of 2017 included net discrete tax expense of $0.5 million and a net discrete tax benefit of $3.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net loss in the third quarter of 2017 included net discrete tax expense of $561.9 million, primarily related to the establishment of a valuation allowance. Net loss in the fourth quarter of 2017 included a net discrete tax benefit of $104.4 million primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

(b)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $1.4 million, $(0.3) million, $0.5 million, and $1.8 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of December 31, 2018.
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

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board General Information—Board Committees—Audit Committee"; "Executive Officers and Executive Compensation—Executive Officers"; and "Stock Ownership and Reporting —Section 16(a) Beneficial Ownership Reporting Compliance" in the Mattel 2019 Proxy Statement to be filed with the SEC within 120 days after December 31, 2018 (the "Proxy Statement").
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 "Financial Statements and Supplementary Data."

2.	Financial Statement Schedule for the Years Ended December 31, 2018, 2017 and 2016
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.1	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.2	Indenture, dated as of December 20, 2017, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee.	8-K	001-05647	4.1	December 21, 2017
4.3	First Supplemental Indenture, dated as of May 31, 2018, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee.	8-K	001-05647	4.1	June 1, 2018
4.4	Second Supplemental Indenture, dated as of December 14, 2018, by and among the Company, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee	8-K	001-05647	4.1	December 19, 2018
4.5	Form of 4.350% Notes due 2020	8-K	001-05647	4.1	September 28, 2010
4.6	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.7	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.8	Form of 1.700% Notes due 2018	8-K	001-05647	4.1	March 7, 2013
4.9	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.10	Form of 2.350% Notes due 2019	8-K	001-05647	4.1	May 6, 2014
4.11	Form of 2.350% Notes due 2021	8-K	001-05647	4.1	August 5, 2016
4.12	Form of 6.750% Senior Notes due 2025	8-K	001-05647	4.1	December 21, 2017
10.0	Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	June 9, 2015
10.1	Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	June 16, 2017
10.2	Amendment No. 2 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Corporate Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	September 21, 2017
10.3
Syndicated Facility Agreement, dated as of December 20, 2017, by and among the Borrower, as U.S. Revolving Borrower, the other borrowers party thereto, the guarantors party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and Citibank, N.A. and Wells Fargo Bank, N.A., as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents, HSBC Bank USA, National Association, Mizuho Bank, Ltd., MUFG Union Bank, N.A. and Royal Bank of Canada, as Joint Lead Arrangers, Joint Bookrunners and Co-Documentation Agents, and the other financial institutions party thereto.
		8-K	001-05647	10.1	December 21, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.4
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
10.5
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
10.6
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
10.7
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
		8-K	001-05647	99.4	April 3, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.8	First Amendment to Syndicated Facility Agreement, dated as of June 1, 2018, by and among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	June 1, 2018
10.9	Second Amendment to Syndicated Facility Agreement, dated as of December 14, 2018, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	December 19, 2018
10.10+	Letter Agreement between Mattel, Inc. and Richard Dickson dated May 16, 2014 regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.11+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated February 19, 2015, regarding an offer of employment for the position of Interim Chief Executive Officer	10-Q	001-05647	10.3	April 28, 2015
10.12+	Letter Agreement between Mattel, Inc. and Joseph B. Johnson, dated March 11, 2015, regarding an offer of employment for the position of SVP and Corporate Controller	8-K	001-05647	10.1	May 4, 2015
10.13+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated April 15, 2015, regarding an offer of employment for the position of Chief Executive Officer	10-Q	001-05647	10.4	July 28, 2015
10.14+	Letter Agreement between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	January 17, 2017
10.15+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017	8-K	001-05647	10.2	January 17, 2017
10.16+	Letter Agreement between Mattel, Inc. and Kevin M. Farr, dated August 16, 2017, regarding his separation from Mattel	8-K	001-05647	10.1	August 18, 2017
10.17+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017, regarding an offer of employment for the position of Chief Financial Officer	8-K	001-05647	10.1	October 3, 2017
10.18+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017	8-K	001-05647	10.2	October 3, 2017
10.19+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer's long-term incentive grant value	10-Q	001-05647	10.9	July 25, 2018
10.20+*	Letter Agreement between Mattel, Inc. and Amanda Thompson, dated August 23, 2017, regarding an offer of employment for the position of EVP and Chief People Officer

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.21+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.22+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018	8-K	001-05647	10.2	April 20, 2018
10.23+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.24+*	Fixed Term Employment Agreement between Mattel Northern Europe A/S and Soren T. Laursen, dated October 8, 2018
10.25+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.26+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.27+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.28+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.29+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.30+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.31+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.32+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.33+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009
10.34+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-Q	001-05647	10.5	October 24, 2013
10.35+	Mattel, Inc. Executive Severance Plan (effective June 30, 2009) (the "Executive Severance Plan")	8-K	001-05647	10.4	July 2, 2009
10.36+	Amendment No. 1 to the Executive Severance Plan	10-Q	001-05647	10.6	October 24, 2013
10.37+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014) (the "Executive Severance Plan B" and collectively with the Executive Severance Plan, the "Executive Severance Plans")	8-K	001-05647	10.1	July 21, 2014
10.38+	The Mattel Cash Balance Excess Benefit Plan (as amended and restated, effective July 1, 2012)	10-K	001-05647	10.10	February 26, 2013
10.39+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan	10-Q	001-05647	10.7	October 24, 2013
10.40+	Mattel, Inc. Personal Investment Plan (amended and restated as of January 1, 2013) (the "PIP")	10-K	001-05647	10.11	February 26, 2013
10.41+	Amendment One to the PIP	10-K	001-05647	10.21	February 26, 2014
10.42+	Amendment Two to the PIP	10-K	001-05647	10.22	February 25, 2015
10.43+	Amendment Three to the PIP	10-K	001-05647	10.23	February 25, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.44+	Amendment Four and Merger Agreement for the PIP and the MEGA Brands America, Inc. 401(k) Savings Plan	10-K	001-05647	10.24	February 25, 2015
10.45+	Amendment Five to the PIP	10-Q	001-05647	10.6	July 28, 2015
10.46+	Amendment Six to the PIP	10-K	001-05647	10.35	February 23, 2017
10.47+	Mattel, Inc. 2005 Equity Compensation Plan (the "2005 Plan")	DEF 14A	001-05647	Appendix C	April 13, 2005
10.48+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009
10.49+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009
10.50+	Amendment No. 3 to the 2005 Plan	10-Q	001-05647	10.8	October 24, 2013
10.51+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	DEF 14A	001-05647	Appendix A	March 30, 2010
10.52+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013
10.53+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.54+	First Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 25, 2018
10.55+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.56+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to certain Executive Officers with employment agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010
10.57+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010
10.58+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.4	October 27, 2015
10.59+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.5	October 27, 2015
10.60+	Form of Grant Agreement for grants of RSUs to employees under the Amended 2010 Plan	10-Q	001-05647	10.6	October 27, 2015
10.61+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	October 27, 2015
10.62+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	October 27, 2015
10.63+	Form of Grant Agreement for grants of NQSOs to employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.64+	Form of Grant Agreement for grants of Performance Units to participants in the Executive Severance Plans under the Amended 2010 Plan	10-Q	001-05647	10.1	April 28, 2016
10.65+	Form of Grant Agreement for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.2	April 28, 2016
10.66+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.1	July 28, 2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.67+	Notice of Grant and Grant Agreement for February 8, 2017 make-whole grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.64	February 23, 2017
10.68+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.65	February 23, 2017
10.69+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of NQSOs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.66	February 23, 2017
10.70+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.6	April 27, 2017
10.71+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	April 27, 2017
10.72+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	April 27, 2017
10.73+	Grant Agreement for March 20, 2017 grant of Performance Units to Christopher A. Sinclair under the Amended 2010 Plan	10-Q	001-05647	10.9	April 27, 2017
10.74+	Grant Agreement for March 20, 2017 grant of Performance Units to Margaret H. Georgiadis under the Amended 2010 Plan	10-Q	001-05647	10.10	April 27, 2017
10.75+	Grant Agreement for April 30, 2018 grant of performance-based non-qualified Stock Options to Ynon Kreiz under the Mattel, Inc. Amended 2010 Plan	10-Q	001-05647	10.4	July 25, 2018
10.76+	Form of Grant Agreement as of April 5, 2018 for grants of Long-Term Incentive Program performance-based restricted stock units (“Performance Units”) to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.5	July 25, 2018
10.77+	Form of Grant Agreement as of April 5, 2018 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.6	July 25, 2018
10.78+	Form of Grant Agreement as of April 5, 2018 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.7	July 25, 2018
10.79+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.80+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer’s long-term incentive grant value	10-Q	001-05647	10.9	July 25, 2018
21.0*	Subsidiaries of the Registrant as of December 31, 2018

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (on page 120 of Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 22, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 22, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 22, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(c) Financial Statement Schedule
See Item (a)(2) above.
Copies of this Annual Report on Form 10-K (including Exhibit 24.0) and Exhibits 21.0, 23.0, 31.0, 31.1, and 32.0 are available to stockholders of Mattel without charge. Written requests should be sent to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012.

Item 16.	Form 10-K Summary.
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant
By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer
Date: February 22, 2019

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Mattel, Inc., do hereby severally constitute and appoint Robert Normile, Tiffani L. Magri, and Ynon Kreiz, and each of them, our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Mattel, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YNON KREIZ	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 22, 2019
Ynon Kreiz

/S/ JOSEPH J. EUTENEUER	Chief Financial Officer (principal financial officer)	February 22, 2019
Joseph J. Euteneuer

/S/ RICHARD T. BRADLEY	Director	February 22, 2019
Richard T. Bradley

/S/ ADRIANA CISNEROS	Director	February 22, 2019
Adriana Cisneros

/S/ MICHAEL J. DOLAN	Director	February 22, 2019
Michael J. Dolan

/s/ SOREN LAURSEN	Director	February 22, 2019
Soren Laursen

/S/ ANN LEWNES	Director	February 22, 2019
Ann Lewnes

/S/ ROGER LYNCH	Director	February 22, 2019
Roger Lynch

/S/ DOMINIC NG	Director	February 22, 2019
Dominic Ng

/S/ JUDY D. OLIAN	Director	February 22, 2019
Judy D. Olian

/S/ VASANT M. PRABHU	Director	February 22, 2019
Vasant M. Prabhu

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year Ended December 31, 2018	$25,378	$40,894		$(44,314)	(a)	$21,958
Year Ended December 31, 2017	$21,376	$17,568		$(13,566)	(a)	$25,378
Year Ended December 31, 2016	$24,370	$9,165		$(12,159)	(a)	$21,376
Allowance for Obsolescence:
Year Ended December 31, 2018	$118,446	$74,974		$(146,220)	(b)	$47,200
Year Ended December 31, 2017	$36,776	$127,592		$(45,922)	(b)	$118,446
Year Ended December 31, 2016	$45,715	$31,455		$(40,394)	(b)	$36,776
Income Tax Valuation Allowances:
Year Ended December 31, 2018	$579,245	$102,746	(d)	$(318,271)	(c)	$363,720
Year Ended December 31, 2017	$74,125	$512,969		$(7,849)	(c)	$579,245
Year Ended December 31, 2016	$77,334	$15,772		$(18,981)	(c)	$74,125

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b)	Primarily relates to the disposal of related inventory and raw materials and currency translation adjustments.

(c)
Primarily represents projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2018, projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2017, and projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2016.

(d)	Primarily represents increases related to losses without benefit.