Form 10-Q
period 2019-03-31
MATTEL INC /DE/
filed 2019-04-26
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of April 12, 2019:
345,425,041 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (ii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (vii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, including the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Toys "R" Us, Inc. or other of Mattel’s significant retailers, or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings, (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel, (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms (xix) the impact of litigation or arbitration decisions or settlement actions; and (xx) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors" in Mattel’s 2018 Annual Report on Form 10-K. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018	December 31, 2018
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$380,107	$526,724	$594,481
Accounts receivable, net	624,477	676,119	970,083
Inventories	615,828	677,732	542,889
Prepaid expenses and other current assets	274,674	341,095	244,987
Total current assets	1,895,086	2,221,670	2,352,440
Noncurrent Assets
Property, plant, and equipment, net	622,251	756,684	657,595
Right-of-use assets, net	327,419	—	—
Goodwill	1,388,758	1,397,217	1,386,424
Other noncurrent assets	848,853	928,519	847,006
Total Assets	$5,082,367	$5,304,090	$5,243,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$—	$4,176
Accounts payable	324,949	398,360	537,965
Accrued liabilities	661,911	578,909	700,421
Income taxes payable	19,409	9,910	10,046
Total current liabilities	1,006,269	987,179	1,252,608
Noncurrent Liabilities
Long-term debt	2,853,454	2,871,771	2,851,723
Noncurrent lease liabilities	294,812	—	—
Other noncurrent liabilities	409,315	462,674	469,669
Total noncurrent liabilities	3,557,581	3,334,445	3,321,392
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,822,718	1,817,139	1,812,682
Treasury stock at cost: 95.9 million shares, 97.4 million shares, and 96.1 million shares, respectively	(2,353,175)	(2,385,850)	(2,354,617)
Retained earnings	1,445,539	1,848,957	1,629,257
Accumulated other comprehensive loss	(837,934)	(739,149)	(859,226)
Total stockholders’ equity	518,517	982,466	669,465
Total Liabilities and Stockholders’ Equity	$5,082,367	$5,304,090	$5,243,465
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited; in thousands, except per share amounts)
Net Sales	$689,246	$708,372
Cost of sales	449,456	489,499
Gross Profit	239,790	218,873
Advertising and promotion expenses	69,465	70,837
Other selling and administrative expenses	301,284	424,617
Operating Loss	(130,959)	(276,581)
Interest expense	46,958	41,079
Interest (income)	(2,272)	(3,147)
Other non-operating expense (income), net	1,904	(608)
Loss Before Income Taxes	(177,549)	(313,905)
Provision for (benefit from) income taxes	6,169	(2,652)
Net Loss	$(183,718)	$(311,253)
Net Loss Per Common Share - Basic	$(0.53)	$(0.90)
Weighted average number of common shares	345,852	344,434
Net Loss Per Common Share - Diluted	$(0.53)	$(0.90)
Weighted average number of common and potential common shares	345,852	344,434

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited; in thousands)
Net Loss	$(183,718)	$(311,253)
Other Comprehensive Income, Net of Tax
Currency translation adjustments	14,133	41,989
Defined benefit pension plan adjustments	223	1,616
Net unrealized gains (losses) on available-for-sale security	1,877	(80)
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	5,818	(5,319)
Reclassification adjustment for realized (losses) gains included in net loss	(759)	4,431
	5,059	(888)
Other Comprehensive Income, Net of Tax	21,292	42,637
Comprehensive Loss	$(162,426)	$(268,616)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(183,718)	$(311,253)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	52,071	58,539
Amortization	10,429	10,198
Share-based compensation	11,865	14,423
Bad debt expense	2,745	58,837
Inventory obsolescence	21,452	19,949
Deferred income taxes	(66)	(1,026)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	351,450	402,927
Inventories	(94,698)	(100,347)
Prepaid expenses and other current assets	(28,417)	(40,052)
Accounts payable, accrued liabilities, and income taxes payable	(327,821)	(367,298)
Other, net	(8,102)	(18,629)
Net cash flows used for operating activities	(192,810)	(273,732)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(10,706)	(21,013)
Purchases of other property, plant, and equipment	(13,409)	(26,424)
Proceeds from foreign currency forward exchange contracts, net	4,703	23,250
Other, net	212	(6,675)
Net cash flows used for investing activities	(19,200)	(30,862)
Cash Flows From Financing Activities:
Payments of short-term borrowings	(4,176)	—
Payments of long-term borrowings	—	(250,000)
Other, net	(173)	(1,516)
Net cash flows used for financing activities	(4,349)	(251,516)
Effect of Currency Exchange Rate Changes on Cash	1,985	3,613
Decrease in Cash and Equivalents	(214,374)	(552,497)
Cash and Equivalents at Beginning of Period	594,481	1,079,221
Cash and Equivalents at End of Period	$380,107	$526,724
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,629,257	$(859,226)	$669,465
Net loss	—	—	—	(183,718)	—	(183,718)
Other comprehensive income, net of tax	—	—	—	—	21,292	21,292
Issuance of treasury stock for restricted stock units vesting	—	(1,829)	1,442	—	—	(387)
Share-based compensation	—	11,865	—	—	—	11,865
Balance, March 31, 2019	$441,369	$1,822,718	$(2,353,175)	$1,445,539	$(837,934)	$518,517

Balance, December 31, 2017	$441,369	$1,808,391	$(2,389,877)	$2,179,358	$(781,786)	$1,257,455
Cumulative effect of accounting change	—	—	—	(19,148)	—	(19,148)
Net loss	—	—	—	(311,253)	—	(311,253)
Other comprehensive income, net of tax	—	—	—	—	42,637	42,637
Issuance of treasury stock for restricted stock units vesting	—	(5,675)	4,027	—	—	(1,648)
Share-based compensation	—	14,423	—	—	—	14,423
Balance, March 31, 2018	$441,369	$1,817,139	$(2,385,850)	$1,848,957	$(739,149)	$982,466
The accompanying notes are an integral part of these consolidated financial statements.

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
Mattel adopted Accounting Standards Update ("ASU") No. 2016-02—Leases (Topic 842) and its related amendments (collectively "the new lease standard") on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods, as further discussed in "Note 5 to the Consolidated Financial Statements—Leases."
Mattel modified its reporting structure for revenues and reorganized its regional sales reporting structure in the first quarter of 2019. Prior period amounts have been reclassified to conform to the current period presentation, as further discussed in "Note 23 to the Consolidated Financial Statements—Segment Information."
The December 31, 2018 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all the annual disclosures required by GAAP. As Mattel’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel’s consolidated financial statements and related notes in its 2018 Annual Report on Form 10-K.

2.	Accounts Receivable
Accounts receivable are net of allowances for doubtful accounts of $24.3 million, $24.9 million, and $22.0 million as of March 31, 2019, March 31, 2018, and December 31, 2018, respectively. During the first quarter of 2018, as a result of the Toys "R" Us liquidation, Mattel reversed net sales and related accounts receivable of approximately $30 million and recorded bad debt expense of approximately $57 million.

3.	Inventories
Inventories include the following:

	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
Raw materials and work in process	$118,143	$119,704	$115,966
Finished goods	497,685	558,028	426,923
	$615,828	$677,732	$542,889

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
Land	$25,071	$25,197	$25,023
Buildings	298,022	298,780	294,227
Machinery and equipment	885,178	896,388	875,308
Software	398,071	387,551	400,488
Tools, dies, and molds	814,078	877,181	831,743
Capital leases	—	23,927	23,927
Leasehold improvements	241,769	245,299	240,636
	2,662,189	2,754,323	2,691,352
Less: accumulated depreciation	(2,039,938)	(1,997,639)	(2,033,757)
	$622,251	$756,684	$657,595

5. Leases
Mattel adopted the new lease standard on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Mattel elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed Mattel to continue to account for existing leases based on the historical lease classification. Mattel also elected the practical expedients to exclude right-of-use ("ROU") assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.
Mattel determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Mattel’s leases are primarily related to property leases for its retail stores, warehouses, and corporate offices. Mattel's leases have remaining lease terms of one to 14 years, and often include one or more options to renew for up to 10 years. Renewal and termination options are included in the lease term when it is reasonably certain that Mattel will exercise the option.
In addition, certain of Mattel’s lease agreements include contingent rental payments based on a percentage of sales. Contingent rental expense is recorded in the period in which the contingent event becomes probable. Mattel's lease agreements do not contain any material residual guarantees or material restrictive covenants.
ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of Mattel's leases do not provide an implicit rate, Mattel uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments. Based on the present value of lease payments for Mattel's existing leases, Mattel recorded net lease assets and lease liabilities of approximately $343 million and $390 million, respectively, upon adoption. The net lease assets were adjusted for deferred rent, lease incentives, and prepaid rent. Mattel had no material finance leases. The new lease standard did not materially impact Mattel's consolidated statements of operations and had no impact on Mattel's consolidated statements of cash flows.

The impact of the new lease standard on the March 31, 2019 consolidated balance sheet was as follows:

March 31, 2019
(In thousands, except years and percentage information)
Right-of-use assets, net	$327,419

Accrued liabilities	$77,092
Noncurrent lease liabilities	294,812
Total lease liabilities, net	$371,904

Weighted average remaining lease term	6.8 years

Weighted average discount rate	8.3%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the three months ended March 31, 2019 were $34.1 million, which included approximately $9 million related to short-term and variable lease costs.
Supplemental cash flow information related to leases was as follows:

March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$26,426

The following table shows the future maturities of lease liabilities for leases in effect as of March 31, 2019:

Years Ending December 31,	Lease Liabilities
(In thousands)
2019 (excluding the three months ended March 31, 2019)	$78,289
2020	91,791
2021	76,050
2022	56,502
2023	42,406
Thereafter	149,099
Total lease payments	494,137
Less: imputed interest	(122,233)
Total	$371,904

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease standard (Topic 840), future minimum obligations under lease commitments in effect at December 31, 2018 were as follows:

	Capital Leases		Operating Leases
	(In thousands)
2019	$294		$110,794
2020	25		83,566
2021	—		72,606
2022	—		59,191
2023	—		56,123
Thereafter	—		133,716
	$319	(a)	$515,996

_______________________________________

(a)	Includes minimal imputed interest.
Rental expense under operating leases were $127.1 million for 2018.

6.	Goodwill
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
The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2019 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America operating segment, thereby causing a foreign currency translation impact.

	December 31, 2018	Currency Exchange Rate Impact	March 31, 2019
	(In thousands)
North America	$731,234	$632	$731,866
International	447,619	1,702	449,321
American Girl	207,571	—	207,571
	$1,386,424	$2,334	$1,388,758

7.	Other Noncurrent Assets
Other noncurrent assets include the following:

	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
Identifiable intangibles (net of accumulated amortization of $218.3 million, $179.0 million, and $207.9 million, respectively)	$580,497	$635,143	$587,528
Deferred income taxes	50,510	78,922	49,937
Other	217,846	214,454	209,541
	$848,853	$928,519	$847,006

Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Amortizable intangible assets were not impaired during the three months ended March 31, 2019.

8.	Accrued Liabilities
Accrued liabilities include the following:

	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
Current lease liabilities	$77,092	$—	$—
Advertising and promotion	56,553	72,179	86,935
Royalties	46,483	46,698	108,109
Taxes other than income taxes	28,202	28,281	54,317
Other	453,581	431,751	451,060
	$661,911	$578,909	$700,421

9.	Seasonal Financing
On December 20, 2017, Mattel, Inc. entered into a syndicated facility agreement (as amended, the "Credit Agreement"), as a borrower thereunder (in such capacity, the "Borrower"), along with certain of the Borrower’s other subsidiaries as additional borrowers and/or guarantors thereunder, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the "senior secured revolving credit facilities"), consisting of (i) an asset based lending facility with aggregate commitments of $1.31 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, as well as (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property and various equity interests in the borrower and guarantor subsidiaries under the Credit Agreement. The senior secured revolving credit facilities will mature on June 1, 2021.
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
Mattel had no borrowings under the senior secured revolving credit facilities as of March 31, 2019, March 31, 2018, and December 31, 2018. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $70 million, $42 million, and $89 million as of March 31, 2019, March, 31, 2018, and December 31, 2018, respectively.
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

Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect as no event of default has occurred and as Mattel's excess availability has been greater than $100 million and the Availability Threshold. As of March 31, 2019, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

10.	Long-Term Debt
Long-term debt includes the following:

	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2014 Senior Notes due May 2019	—	500,000	—
2016 Senior Notes due August 2021	350,000	350,000	350,000
2017/2018 Senior Notes due December 2025	1,500,000	1,000,000	1,500,000
Debt issuance costs and debt discount	(46,546)	(28,229)	(48,277)
	2,853,454	2,871,771	2,851,723
Less: current portion	—	—	—
Total long-term debt	$2,853,454	$2,871,771	$2,851,723

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

11.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
Benefit plan liabilities	$183,294	$186,114	$166,289
Noncurrent tax liabilities	143,723	127,912	150,960
Other	82,298	148,648	152,420
	$409,315	$462,674	$469,669

12.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2019
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	5,818	1,877	(1,206)	14,133	20,622
Amounts reclassified from accumulated other comprehensive income (loss)	(759)	—	1,429	—	670
Net increase in other comprehensive income (loss)	5,059	1,877	223	14,133	21,292
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2019	$16,470	$(4,670)	$(142,540)	$(707,194)	$(837,934)

	For the Three Months Ended March 31, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive (loss) income before reclassifications	(5,319)	(80)	(208)	41,989	36,382
Amounts reclassified from accumulated other comprehensive loss	4,431	—	1,824	—	6,255
Net (decrease) increase in other comprehensive (loss) income	(888)	(80)	1,616	41,989	42,637
Accumulated Other Comprehensive Loss, Net of Tax, as of March 31, 2018	$(21,986)	$(2,879)	$(141,597)	$(572,687)	$(739,149)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2019	March 31, 2018	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$927	$(4,383)	Cost of sales
Tax effect of net gain (loss)	(168)	(48)	Provision for (benefit from) income taxes
	$759	$(4,431)	Net loss
Defined Benefit Pension Plans
Amortization of prior service credit (a)	$493	$501	Other non-operating expense (income), net
Recognized actuarial loss (a)	(1,737)	(2,317)	Other non-operating expense (income), net
Settlement loss	—	(42)	Other non-operating expense (income), net
	(1,244)	(1,858)
Tax effect of net loss	(185)	34	Provision for (benefit from) income taxes
	$(1,429)	$(1,824)	Net loss
 _______________________________________

(a)
The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel’s net periodic benefit cost.

Currency Translation Adjustments
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Currency translation adjustments resulted in a net gain of $14.1 million for the three months ended March 31, 2019, primarily due to the strengthening of the British pound sterling and Russian ruble against the U.S. dollar. Currency translation adjustments resulted in a net gain of $42.0 million for the three months ended March 31, 2018, primarily due to the strengthening of the Euro, British pound sterling, and Mexican peso against the U.S. dollar.

13.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of March 31, 2019, March 31, 2018, and December 31, 2018, Mattel held foreign currency forward exchange contracts with notional amounts of $1.10 billion, $1.10 billion, and $962.1 million, respectively.

The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Fair Value			Balance Sheet Classification
	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$16,703	$1,787	$12,122	Prepaid expenses and other current assets
Foreign currency forward exchange contracts	3,041	390	1,613	Other noncurrent assets
Total derivatives designated as hedging instruments	$19,744	$2,177	$13,735

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$377	$1,424	$2,357	Prepaid expenses and other current assets
Total	$20,121	$3,601	$16,092

	Derivative Liabilities
	Fair Value			Balance Sheet Classification
	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$1,045	$17,456	$954	Accrued liabilities
Foreign currency forward exchange contracts	146	1,419	185	Other noncurrent liabilities
Total derivatives designated as hedging instruments	$1,191	$18,875	$1,139

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$4,992	$4,663	$1,771	Accrued liabilities
Total	$6,183	$23,538	$2,910

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2019		March 31, 2018		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of (Loss) Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$5,818	$759	$(5,319)	$(4,431)	Cost of sales

The net gain of $0.8 million and the net loss of $4.4 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of (Loss) Gain Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$(498)	$14,688	Other non-operating expense (income), net

The net loss of $0.5 million and net gain of $14.7 million recognized in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

14.	Fair Value Measurements
The following tables present information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2019, March 31, 2018, and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$20,121	$—	$20,121
Available-for-sale security (b)	7,150	—	—	7,150
Total assets	$7,150	$20,121	$—	$27,271
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$6,183	$—	$6,183

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$3,601	$—	$3,601
Available-for-sale security (b)	8,911	—	—	8,911
Total assets	$8,911	$3,601	$—	$12,512
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$23,538	$—	$23,538

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$16,092	$—	$16,092
Available-for-sale security (b)	5,243	—	—	5,243
Total assets	$5,243	$16,092	$—	$21,335
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$2,910	$—	$2,910
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
Other Financial Instruments
Mattel’s financial instruments include cash and equivalents, accounts receivable and payable, accrued liabilities, short-term borrowings, and long-term debt. The fair values of these instruments, excluding long-term debt, approximate their carrying values because of their short-term nature. Cash and equivalents are classified as Level 1 and all other financial instruments are classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel’s long-term debt, including the current portion, was $2.71 billion (compared to a carrying value of $2.90 billion) as of March 31, 2019, $2.68 billion (compared to a carrying value of $2.90 billion) as of March 31, 2018, and $2.49 billion (compared to a carrying value of $2.90 billion) as of December 31, 2018. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

15.	Earnings Per Share
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
The following table reconciles earnings per common share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands, except per share amounts)
Basic:
Net loss	$(183,718)	$(311,253)
Less: Net loss allocable to participating RSUs (a)	—	—
Net loss available for basic common shares	$(183,718)	$(311,253)
Weighted average common shares outstanding	345,852	344,434
Basic net loss per common share	$(0.53)	$(0.90)
Diluted:
Net loss	$(183,718)	$(311,253)
Less: Net loss allocable to participating RSUs (a)	—	—
Net loss available for diluted common shares	$(183,718)	$(311,253)
Weighted average common shares outstanding	345,852	344,434
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs (b)	—	—
Weighted average number of common and potential common shares	345,852	344,434
Diluted net loss per common share	$(0.53)	$(0.90)
 _______________________________________

(a)
Mattel did not have participating RSUs for the three months ended March 31, 2019. For the three months ended March 31, 2018, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs were not obligated to share in the losses of the Company.

(b)
Mattel was in a net loss position for the three months ended March 31, 2019 and 2018, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

16.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in its 2018 Annual Report on Form 10-K.

A summary of the components of net periodic benefit cost for Mattel’s defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Service cost	$956	$1,084
Interest cost	4,840	4,642
Expected return on plan assets	(5,444)	(5,674)
Amortization of prior service cost	16	8
Recognized actuarial loss	1,833	2,397
Settlement loss	—	42
	$2,201	$2,499

A summary of the components of net periodic benefit credit for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Interest cost	$50	$52
Amortization of prior service credit	(509)	(509)
Recognized actuarial gain	(96)	(80)
	$(555)	$(537)

During the three months ended March 31, 2019, Mattel made cash contributions totaling approximately $1 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2019, Mattel expects to make additional cash contributions of approximately $5 million.

17.	Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments" in its 2018 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel’s common stock on the applicable grant date and expire no later than 10 years from the date of grant. Stock options and RSUs generally provide for vesting over a period of three years from the date of grant.
As of March 31, 2019, two long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2017–December 31, 2019 performance cycle and (ii) a January 1, 2018–December 31, 2020 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Stock option compensation expense	$2,406	$2,684
RSU compensation expense (a)	9,459	11,739
	$11,865	$14,423
 _______________________________________

(a)	Includes compensation expense of $0.8 million associated with Mattel's long-term incentive programs for the three months ended March 31, 2019.

As of March 31, 2019, total unrecognized compensation cost related to unvested share-based payments totaled $83.0 million and is expected to be recognized over a weighted-average period of 2.0 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. No cash was received for stock option exercises during the three months ended March 31, 2019 and 2018.

18.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Design and development	$42,445	$52,140
Identifiable intangible asset amortization	10,429	10,198

19.	Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating loss in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes.  Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Australian dollar, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel in the first quarter of 2019.
Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Operating (loss) income	$(3,770)	$7,731
Other non-operating (expense) income, net	(1,668)	587
Net transaction (losses) gains	$(5,438)	$8,318

20.	Restructuring Charges
During the third quarter of 2017, Mattel initiated its Structural Simplification cost savings program and remains on-track to exceed $650 million in run-rate savings exiting 2019.
The major initiatives of the Structural Simplification cost savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
During the three months ended March 31, 2019 and 2018, in connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring charges of $8.7 million and $24.9 million, respectively, within other selling and administrative expenses in the consolidated statements of operations, which is included in corporate and other expense in "Note 23 to the Consolidated Financial Statements—Segment Information."

The following table summarizes Mattel's severance and other restructuring costs activity for the three months ended March 31, 2019:

	Liability at December 31, 2018	Charges	Payments/Utilization	Liability at March 31, 2019
	(In thousands)
Severance	$27,670	$2,958	$(12,673)	$17,955
Other restructuring costs (a)	13,722	5,773	(7,689)	11,806
	$41,392	$8,731	$(20,362)	$29,761
______________________________________________________________________

(a)	Consists primarily of consulting fees.
To date, Mattel has recorded cumulative severance and other restructuring charges of $163.7 million and expects to incur total severance and restructuring charges of approximately $200 million related to the Structural Simplification cost savings program.

21.	Income Taxes
Mattel’s provision for income taxes was $6.2 million for the three months ended March 31, 2019, as compared to a benefit from income taxes of $2.7 million for the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, Mattel recognized net discrete tax expense of $1.5 million and $4.5 million, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three months ended March 31, 2019 and 2018.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $6 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
Mattel adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income on January 1, 2019. Under the Tax Cuts and Jobs Act (the "U.S. Tax Act"), deferred taxes were adjusted to reflect the reduction of the federal income tax rate to the newly enacted federal income tax rate, which left the tax effects on items within accumulated other comprehensive income (loss) stranded at historical tax rates. ASU 2018-02 permits the reclassification of disproportionate tax effects in accumulated other comprehensive income (loss) caused by the U.S. Tax Act to retained earnings.  Mattel elected not to reclassify income tax effects related to the U.S. Tax Act out of accumulated other comprehensive loss and into retained earnings.  Mattel releases tax effects from accumulated other comprehensive loss utilizing the portfolio approach with respect to pension and postretirement benefit plan obligations.

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
On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. On December 3, 2014, the Court overruled Mattel’s request to dismiss MGA’s case as barred as a result of prior litigation between the parties. On July 31, 2017, Mattel filed a motion for summary judgment on the grounds that MGA’s complaint is barred by the statute of limitations.  On February 13, 2018, the Court granted Mattel's summary judgment motion. Consistent with this ruling, the Court entered judgment for Mattel on March 8, 2018. On April 24, 2018, MGA filed a Notice of Appeal of the judgment, and on December 20, 2018, MGA filed its opening appellate brief. On April 18, 2019, Mattel filed its responsive appellate brief. Mattel does not presently believe that damages in any amount are reasonably possible.  Accordingly, no liability has been accrued to date.
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
On August 31, 2017, the reporting justice for the Appeals Court denied Yellowstone’s interlocutory appeal. As to Mattel, the reporting justice reversed the fine referenced above that had been previously imposed on Mattel for filing a motion for clarification. However, the reporting justice rejected Mattel's arguments on the merits of Yellowstone's damages claims. On September 22, 2017, Mattel filed a further appeal to the full panel of five appellate justices to challenge the merits of Yellowstone’s damages claims. Yellowstone did not file a further appeal.
In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter, but the settlement was later rejected by the courts.
On October 2, 2018, the Appeals Court rejected Mattel’s merits appeal, and affirmed the prior rulings in favor of Yellowstone. The actual amount to be paid by Mattel to Yellowstone has yet to be determined.

2017 Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California, (consolidating Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against Mattel, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuit asserts allegations that the defendants artificially inflated Mattel’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and Mattel’s overall financial condition. The lawsuit alleges that the defendants’ conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices. On May 24, 2018, the Court granted Mattel’s motion to dismiss the class action lawsuit, and on June 25, 2018, the plaintiff filed a motion informing the Court he would not be filing an amended complaint. Judgment was entered in favor of Mattel and the individual defendants on September 19, 2018. The plaintiff filed his Notice of Appeal on October 16, 2018 and his opening appellate brief on February 25, 2019.
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
2019 Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California (Wyatt v. Mattel, Inc., et al., filed March 6, 2019) against Mattel, Ynon Kreiz, and Joseph J. Euteneuer alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period February 7, 2019 through February 15, 2019. In general, the lawsuit alleges that the defendants artificially inflated Mattel’s common stock price by knowingly making materially false and misleading statements and omissions to the investing public about demand for and supply of Mattel’s products and the impact on Mattel’s business, operations, and prospects for 2019. The lawsuit alleges that the defendants’ conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices.
The lawsuit seeks unspecified compensatory damages, attorneys’ fees, expert fees, and/or costs. Mattel believes that the allegations in the lawsuit are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Class Action Litigation Related to the Fisher-Price Rock 'n Play Sleeper
Purported class action lawsuits against Fisher-Price, Inc. and Mattel, Inc. have been filed in the United States District Courts for the Western District of New York (Drover-Mundy, et. al. v. Fisher-Price, Inc., et al., filed April 18, 2019, and Mulvey v. Fisher-Price, Inc., et al., filed April 19, 2019), the District of New Jersey (Kimmel v. Fisher-Price, Inc., et al., filed April 11, 2019), and the Central District of California (Black v. Mattel, Inc., et al., filed April 23, 2019). The lawsuits assert claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The lawsuits propose consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep, and/or a class of all children who sustained an injury or death due to the alleged defective design of the Sleeper, and their parents.
The lawsuits purport to certify classes nationwide and in particular states, and seek unspecified compensatory damages, punitive damages, statutory damages, restitution, disgorgement, attorneys’ fees, costs, interest, declaratory relief, and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
A fifth purported class action seeking to certify a consumer class, and seeking similar remedies, has been threatened against Fisher-Price and Mattel but has not yet been filed.

23.	Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers. In the first quarter of 2019, there were no changes to Mattel's commercial operations which impacted its operating segments. However, Mattel modified its reporting structure for revenues, as outlined below, and reorganized its regional sales reporting structure within the International segment. Prior period amounts have been reclassified to conform to the current period presentation.
Dolls—including brands such as Barbie, American Girl, Enchantimals, and Polly Pocket.
Infant/Toddler/Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, Fireman Sam, and Shimmer and Shine (Nickelodeon).
Vehicles—including brands such as Hot Wheels, Matchbox, and CARS (Disney Pixar).
Action Figures/Building Sets/Games—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (Universal), and WWE.
Mattel’s operating segments are: (i) North America, which consists of the U.S. and Canada, (ii) International, and (iii) American Girl.  The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.
Segment Data
The following tables present information about revenues, loss, and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in the tables below). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel’s Chief Operating Decision Maker ("CODM") uses gross and net sales by segment as metrics to measure segment performance. Such sales adjustments are included in the determination of segment loss from operations based on the adjustments recorded in the financial accounting systems. Segment loss represents each segment’s operating loss, while consolidated operating loss represents loss from operations before net interest, other non-operating expense (income), net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, severance and other restructuring costs, share-based compensation, corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Revenues by Segment
North America	$369,391	$348,390
International	365,178	384,134
American Girl	45,557	67,487
Gross sales	780,126	800,011
Sales adjustments	(90,880)	(91,639)
Net sales	$689,246	$708,372

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Segment Loss
North America (a)	$(21,585)	$(106,750)
International (a)	(24,303)	(72,265)
American Girl (a)	(14,254)	(14,843)
	(60,142)	(193,858)
Corporate and other expense (b)	(70,817)	(82,723)
Operating loss	(130,959)	(276,581)
Interest expense	46,958	41,079
Interest (income)	(2,272)	(3,147)
Other non-operating expense (income), net	1,904	(608)
Loss before income taxes	$(177,549)	$(313,905)
__________________________________________

(a)
Segment loss for the three months ended March 31, 2019 included a $27.3 million charge attributable to the Rock 'n Play product recall, all of which was recorded in the North America segment. For additional information, see "Note 25 to the Consolidated Financial Statements—Subsequent Event." Segment loss for the three months ended March 31, 2018 included $86.8 million of net sales reversal and bad debt expense attributable to the Toys "R" Us liquidation. Of the $86.8 million of charges recognized for the three months ended March 31, 2018, $71.6 million, $12.1 million, and $3.1 million was recorded in the North America, International, and American Girl segments, respectively.

(b)
Corporate and other expense included severance and restructuring expenses of $8.7 million and $24.9 million for the three months ended March 31, 2019 and 2018, respectively, and share-based compensation expense of $11.9 million and $14.4 million for the three months ended March 31, 2019 and 2018, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2019	March 31, 2018	December 31, 2018
	(In thousands)
Assets by Segment
North America	$520,812	$523,535	$615,654
International	569,214	620,718	728,870
American Girl	39,998	94,592	43,748
	1,130,024	1,238,845	1,388,272
Corporate and other	110,281	115,006	124,700
Accounts receivable and inventories, net	$1,240,305	$1,353,851	$1,512,972

The table below presents worldwide revenues by categories:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Worldwide Revenues by Categories (a)
Dolls	$252,886	$257,357
Infant/Toddler/Preschool	193,626	226,646
Vehicles	183,361	188,933
Action Figures/Building Sets/Games	150,253	127,075
Gross sales	780,126	800,011
Sales adjustments	(90,880)	(91,639)
Net sales	$689,246	$708,372
__________________________________________

(a)	Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
The table below presents supplemental disclosure of worldwide revenue:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Worldwide Revenues by Top 3 Power Brands
Barbie	$163,478	$152,691
Hot Wheels	150,536	144,940
Fisher-Price and Thomas & Friends	172,398	187,795
Other	293,714	314,585
Gross sales	780,126	800,011
Sales adjustments	(90,880)	(91,639)
Net sales	$689,246	$708,372

Geographic Information
The table below presents information by geographic area. Revenues are attributed to countries based on location of the customer.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Revenues
North America	$414,948	$415,877
International (a)
EMEA	216,349	229,544
Latin America	75,250	74,468
Asia Pacific	73,579	80,122
Total International	365,178	384,134
Gross sales	780,126	800,011
Sales adjustments	(90,880)	(91,639)
Net sales	$689,246	$708,372

__________________________________________

(a)
Mattel reorganized its regional sales reporting structure in the first quarter of 2019. As a result, the new regions are Europe, the Middle East, and Africa ("EMEA"), Latin America, and Asia Pacific. The Middle East, Africa, Russia, and Turkey were previously included in the Asia Pacific region (previously Global Emerging Markets) and are now included in EMEA (previously Europe). Prior period amounts have been reclassified to conform to the current period presentation.

24.	New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Mattel adopted the new lease standard on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods, as further discussed in "Note 5 to the Consolidated Financial Statements—Leases."
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expands the hedging strategies eligible for hedge accounting and changes both how companies assess hedge effectiveness and presentation and disclosure requirements. Mattel adopted ASU 2017-12 on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of disproportionate tax effects in accumulated other comprehensive income (loss) caused by the U.S. Tax Act to retained earnings. Mattel adopted ASU 2018-02 on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements. For additional information, see "Note 21 to the Consolidated Financial Statements—Income Taxes."
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. Mattel adopted ASU 2018-07 on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
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

25.	Subsequent Event
On April 12, 2019, Mattel announced a voluntary recall of the Fisher-Price Rock 'n Play Sleeper. During the first quarter of 2019, Mattel recorded a reduction to net sales for estimated retailer returns of $5.4 million and a $21.9 million charge to cost of sales for the affected inventory, consumer renumeration obligations, and other recall-related costs, resulting in a total reduction to gross profit of $27.3 million. Recall charges were based on estimates associated with the expected levels of affected product at retail and historical consumer response rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In the discussion that follows, "Mattel" refers to Mattel, Inc. and/or one or more of its family of companies.
The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. Mattel’s business is seasonal with consumers making a large percentage of all toy purchases during the traditional holiday season; therefore, results of operations are comparable only with corresponding periods.
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
Overview
Mattel is a leading global children’s entertainment company that specializes in the design and production of quality toys and consumer products. Mattel's products are among the most widely recognized toy products in the world. Mattel's mission is to "create innovative products and experiences that inspire, entertain, and develop children through play." In order to deliver on this mission, Mattel is focused on the following two-part strategy to transform Mattel from a toy manufacturing company into an intellectual property ("IP") driven, high-performing toy company:

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
Mattel is the owner of a portfolio of global brands with vast intellectual property potential. Mattel's portfolio of brands and products are organized into the following categories:
Dolls—including brands such as Barbie. American Girl, Enchantimals, and Polly Pocket. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. With an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, Barbie is the premier fashion doll for children around the world. American Girl is best known for imparting valuable life lessons through its inspiring dolls and books, featuring diverse characters from past and present. Its products are sold directly to consumers via its catalog, website, and proprietary retail stores.
Infant/Toddler/Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, Fireman Sam, and Shimmer and Shine (Nickelodeon). An institution in learning and child development for over 85 years, Fisher-Price is driven to enrich children's lives from birth to school readiness, helping families provide their children with the best possible start. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through content, toys, live events, and other lifestyle categories.
Vehicles—including brands such as Hot Wheels, Matchbox, and CARS (Disney Pixar). In production for over 50 years, Hot Wheels continues to push the limits of performance and design and ignites the challenger spirit of kids, adults, and collectors. From diecast cars, to tracks, playsets, and advanced play products, the Hot Wheels portfolio has broad appeal that engages and excites kids.

Action Figures/Building Sets/Games—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (Universal), and WWE. From big blocks to small bricks, first builders to advanced collectors, MEGA creates products that spark purposeful play and encourage kids and adults to "build beyond." America's number one game, UNO is the classic matching card game that is easy to pick up and fast fun for everyone.
Results of Operations—First Quarter
Consolidated Results
Net sales for the first quarter of 2019 were $689.2 million, a 3% decrease, as compared to $708.4 million in the first quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. Net loss for the first quarter of 2019 was $183.7 million, or $0.53 per share, as compared to a net loss of $311.3 million, or $0.90 per share, in the first quarter of 2018, primarily due to lower other selling and administrative expenses and higher gross profit. Net loss for the first quarter of 2019 includes approximately $27 million related to the Rock 'n Play product recall. Net loss for the first quarter of 2018 includes a sales reversal of approximately $30 million and bad debt expense of approximately $57 million as a result of the Toys "R" Us liquidation.
The following table provides a summary of Mattel’s consolidated results for the first quarter of 2019 and 2018:

	For the Three Months Ended				Year/Year Change
	March 31, 2019		March 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$689.2	100.0%	$708.4	100.0%	-3%	—
Gross profit	$239.8	34.8%	$218.9	30.9%	10%	390
Advertising and promotion expenses	69.5	10.1%	70.8	10.0%	-2%	10
Other selling and administrative expenses	301.3	43.7%	424.6	59.9%	-29%	-1,620
Operating loss	(131.0)	-19.0%	(276.6)	-39.0%	-53%	2,000
Interest expense	47.0	6.8%	41.1	5.8%	14%	100
Interest (income)	(2.3)	-0.3%	(3.1)	-0.4%	-28%	10
Other non-operating expense (income), net	1.9		(0.6)
Loss before income taxes	$(177.5)	-25.8%	$(313.9)	-44.3%	-43%	1,850

Sales
Net sales for the first quarter of 2019 were $689.2 million, a decrease of $19.2 million or 3%, as compared to $708.4 million in the first quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 4 percentage points.
The following table provides a summary of Mattel’s consolidated gross sales by categories, along with supplemental information by brand, for the first quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2019	March 31, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$252.9	$257.4	-2%	-5%
Infant/Toddler/Preschool	193.6	226.6	-15%	-4%
Vehicles	183.4	188.9	-3%	-5%
Action Figures/Building Sets/Games	150.3	127.1	18%	-4%
Gross Sales	$780.1	$800.0	-2%	-4%
Sales Adjustments	(90.9)	(91.6)
Net Sales	$689.2	$708.4	-3%	-4%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$163.5	$152.7	7%	-6%
Hot Wheels	150.5	144.9	4%	-5%
Fisher-Price and Thomas & Friends	172.4	187.8	-8%	-3%
Other	293.7	314.6	-7%	-4%
Gross Sales	$780.1	$800.0	-2%	-4%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales were $780.1 million in the first quarter of 2019, a decrease of $19.9 million or 2%, as compared to $800.0 million in the first quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. Gross sales in the first quarter of 2018 included the Toys "R" Us sales reversal of approximately $30 million. The decrease in first quarter of 2019 gross sales was primarily due to lower sales of Infant/Toddler/Preschool, partially offset by higher sales of Action Figures/Building Sets/Games.
Of the 2% decrease in Dolls gross sales, 10% was due to lower sales of American Girl products, partially offset by higher sales of Barbie products of 5% and Polly Pocket products of 5%. The decrease in sales of American Girl products was primarily due to lower sales in proprietary retail and direct channels.
Of the 15% decrease in Infant/Toddler/Preschool gross sales, 7% was due to lower sales of Fisher-Price and Thomas & Friends products and 5% was due to lower sales of Fisher-Price Friends products. The decrease in sales of Fisher-Price and Thomas & Friends products was primarily due to lower sales of infant, Imaginext, and Thomas & Friends products. The decrease in sales of Fisher-Price Friends products was primarily due to expected declines of partner brands.
Of the 3% decrease in Vehicles gross sales, 5% was due to lower sales of CARS products, partially offset by higher sales of Hot Wheels products of 3%.
Of the 18% increase in Action Figure/Building Sets/Games gross sales, 17% was due to initial sales of Toy Story 4 products in advance of its theatrical release in the second quarter of 2019.

Cost of Sales
Cost of sales as a percentage of net sales was 65.2% in the first quarter of 2019, as compared to 69.1% in the first quarter of 2018. Cost of sales decreased by $40.0 million, or 8%, to $449.5 million in the first quarter of 2019 from $489.5 million in the first quarter of 2018, as compared to a 3% decrease in net sales. Within cost of sales, product and other costs decreased by $29.2 million, or 8%, to $351.2 million in the first quarter of 2019 from $380.4 million in the first quarter of 2018; freight and logistics expenses decreased by $11.4 million, or 15%, to $63.0 million in the first quarter of 2019 from $74.5 million in the first quarter of 2018; and royalty expense increased by $0.6 million, or 2%, to $35.2 million in the first quarter of 2019 from $34.6 million in the first quarter of 2018.
Gross Margin
Gross margin increased to 34.8% in the first quarter of 2019 from 30.9% in the first quarter of 2018. The increase in gross margin was primarily driven by Structural Simplification savings, and the benefit from the absence of the first quarter of 2018 Toys "R" Us sales reversal of approximately $30 million, and favorable product mix, partially offset by the impact of the Rock 'n Play product recall of approximately $27 million and input cost inflation of raw materials and plant labor.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the first quarter of 2019 was 10.1%, which was flat as compared to the first quarter of 2018.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $301.3 million, or 43.7% of net sales, in the first quarter of 2019, as compared to $424.6 million, or 59.9% of net sales, in the first quarter of 2018. The decrease in other selling and administrative expenses was primarily driven by the benefit from the absence of the first quarter of 2018 Toys "R" Us bad debt expense of approximately $57 million and incremental Structural Simplification savings.
Interest Expense
Interest expense was $47.0 million in the first quarter of 2019, as compared to $41.1 million in the first quarter of 2018. The increase in interest expense was due to higher interest rates on refinanced debt.
Provision for (Benefit from) Income Taxes
Mattel’s provision for income taxes was $6.2 million for the three months ended March 31, 2019, as compared to a benefit from income taxes of $2.7 million for the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, Mattel recognized net discrete tax expense of $1.5 million and $4.5 million, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.

North America Segment
The following table provides a summary of Mattel’s gross sales for the North America segment by categories, along with supplemental information by brand, for the first quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2019	March 31, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$80.3	$69.3	16%	—%
Infant/Toddler/Preschool	108.0	118.8	-9%	—%
Vehicles	85.0	83.2	2%	—%
Action Figures/Building Sets/Games	96.2	77.2	25%	—%
Gross Sales	$369.4	$348.4	6%	—%
Sales Adjustments	(28.0)	(22.2)
Net Sales	$341.4	$326.2	5%	—%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$69.3	$60.5	15%	—%
Hot Wheels	67.1	63.5	6%	—%
Fisher-Price and Thomas & Friends	96.6	99.8	-3%	—%
Other	136.5	124.6	10%	—%
Gross Sales	$369.4	$348.4	6%	—%
_________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the North America segment were $369.4 million in the first quarter of 2019, an increase of $21.0 million, or 6%, as compared to $348.4 million in the first quarter of 2018. Gross sales in the first quarter of 2018 includes the Toys "R" Us sales reversal of approximately $27 million. The increase in the North America segment gross sales was primarily due to higher sales of Action Figures/Building Sets/Games and Dolls, partially offset by lower sales of Infant/Toddler/Preschool.
Of the 16% increase in Dolls gross sales, 13% was due to higher sales of Barbie products and 7% was due to higher sales of Polly Pocket products, partially offset by lower sales of DC Super Hero Girls products of 3%.  The increase in sales of Barbie products was primarily driven by positive POS brand momentum, including the celebration of Barbie’s 60th Anniversary.
Of the 9% decrease in Infant/Toddler/Preschool gross sales, 7% was due to lower sales of Fisher-Price Friends and Thomas & Friends products.
Of the 2% increase in Vehicles gross sales, 4% was due to higher sales of Hot Wheels products, partially offset by lower sales of CARS products of 1%.
The 25% increase in Action Figures/Building Sets/Games gross sales was primarily due to initial sales of Toy Story 4 products in advance of its theatrical release in the second quarter of 2019.
Cost of sales decreased 5% in the first quarter of 2019, as compared to a 5% increase in net sales, primarily due to lower freight and logistics expenses and lower product and other costs, driven by Structural Simplification savings. Gross margin in the first quarter of 2019 increased primarily due to the benefit from the absence of the first quarter of 2018 Toys "R" Us sales reversal of approximately $27 million, Structural Simplification savings, and favorable product mix, partially offset by the impact of the Rock 'n Play product recall of approximately $27 million and input cost inflation of raw materials and plant labor.

North America segment loss was $21.6 million in the first quarter of 2019, as compared to segment loss of $106.8 million in the first quarter of 2018, primarily due to higher gross profit and lower other selling and administrative expenses. North America segment loss for the first quarter of 2019 includes the impact of the Rock 'n Play product recall of approximately $27 million. North America segment loss for the first quarter of 2018 includes approximately $27 million of sales reversal and bad debt expense of approximately $44 million as a result of the Toys "R" Us liquidation.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first quarter of 2019 versus 2018:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-4%	-8%
EMEA	-6%	-10%
Latin America	2%	-7%
Asia Pacific	-5%	-5%
The following table provides a summary of percentage changes in gross sales within the International segment in the first quarter of 2019 versus 2018:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-5%	-9%
EMEA	-6%	-10%
Latin America	1%	-8%
Asia Pacific	-8%	-5%
__________________________________________

(a)
Mattel reorganized its regional sales reporting structure in the first quarter of 2019. As a result, the new regions are Europe, the Middle East, and Africa ("EMEA"), Latin America, and Asia Pacific. The Middle East, Africa, Russia, and Turkey were previously included in the Asia Pacific region (previously Global Emerging Markets) and are now included in EMEA (previously Europe). Prior period amounts have been reclassified to conform to the current period presentation. Refer to "Note 23 to the Consolidated Financial Statements - Segment Information" of this Quarterly Report on Form 10-Q for additional information.

The following table provides a summary of Mattel’s gross sales for the International segment by categories, along with supplemental brand information, for the first quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2019	March 31, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$127.1	$120.7	5%	-11%
Infant/Toddler/Preschool	85.6	107.9	-21%	-7%
Vehicles	98.4	105.8	-7%	-9%
Action Figures/Building Sets/Games	54.1	49.8	9%	-8%
Gross Sales	$365.2	$384.1	-5%	-9%
Sales Adjustments	(61.8)	(66.9)
Net Sales	$303.4	$317.2	-4%	-8%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$94.2	$92.2	2%	-10%
Hot Wheels	83.5	81.5	2%	-10%
Fisher-Price and Thomas & Friends	75.8	88.0	-14%	-7%
Other	111.7	122.5	-9%	-8%
Gross Sales	$365.2	$384.1	-5%	-9%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the International segment were $365.2 million in the first quarter of 2019, a decrease of $18.9 million, or 5%, as compared to $384.1 million in the first quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 9 percentage points. The decrease in the International segment gross sales was primarily as a result of lower sales of Infant/Toddler/Preschool and Vehicles, partially offset by higher sales of Dolls.
Of the 5% increase in Dolls gross sales, 5% was due to higher sales of Polly Pocket products and 2% was due to higher sales of Barbie products.
Of the 21% decrease in Infant/Toddler/Preschool gross sales, 11% was due to lower sales of Fisher-Price and Thomas and Friends products and 5% was due to lower sales of Fisher-Price Friends products. This decline was consistent with the overall category decline of Infant/Toddler/Preschool in EMEA.
Of the 7% decrease in Vehicles gross sales, 8% was due to lower sales of CARS products, partially offset by higher sales of Hot Wheels products of 2%.
Of the 9% increase in Action Figures/Building Sets/Games gross sales, 12% was due to higher sales of Jurassic World products as initial 2018 shipments were primarily in the second quarter of 2018 for its June 2018 theatrical release and 7% was due to initial sales of Toy Story 4 products in advance of its theatrical release in the second quarter of 2019. This was partially offset by lower sales of MEGA products of 3% and Owned Action Figures products of 3%.
Cost of sales decreased 9% in the first quarter of 2019, as compared to a 4% decrease in net sales, primarily due to lower product and other costs, driven by Structural Simplification savings. Gross margin in the first quarter of 2019 increased primarily due to Structural Simplification savings, favorable product mix, and price increases, partially offset by input cost inflation of raw materials and plant labor.
International segment loss was $24.3 million in the first quarter of 2019, as compared to a segment loss of $72.3 million in the first quarter of 2018, primarily due to lower other selling and administrative expenses and higher gross profit.

American Girl Segment
The following table provides a summary of Mattel's gross sales for the American Girl segment for the first quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2019	March 31, 2018
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$45.6	$67.5	-32%	—%
Sales Adjustments	(1.1)	(2.5)
Total Net Sales	$44.4	$65.0	-32%	-1%
Gross sales for the American Girl segment were $45.6 million in the first quarter of 2019, a decrease of $21.9 million, or 32%, as compared to $67.5 million in the first quarter of 2018. The 32% decrease in American Girl gross sales was primarily due to lower sales in proprietary retail and direct channels.
Cost of sales decreased 34% in the first quarter of 2019, as compared to a 32% decrease in net sales, primarily due to lower product and other costs, driven by Structural Simplification savings. Gross margin in the first quarter of 2019 increased primarily due to favorable product mix, partially offset by the unfavorable impact of fixed cost absorption due to lower sales.
American Girl segment loss was $14.3 million in the first quarter of 2019, as compared to a segment loss of $14.8 million in the first quarter of 2018, primarily due to lower other selling and administrative expenses, partially offset by lower gross profit.
Structural Simplification Cost Savings Program
During the third quarter of 2017, Mattel initiated its Structural Simplification cost savings program and remains on-track to exceed $650 million in run-rate savings exiting 2019.
The major initiatives of the Structural Simplification cost savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
Mattel realized cost savings (before severance, investments, and cost inflation) of approximately $68 million (approximately $31 million within gross profit, approximately $35 million within other selling and administrative expenses, and approximately $2 million within advertising and promotion expenses) during the three months ended March 31, 2019.
In connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring charges of $8.7 million and $24.9 million during the three months ended March 31, 2019 and 2018, respectively. Of the total charges recorded during the three months ended March 31, 2019, $3.0 million related to severance charges and $5.8 million related to other restructuring costs, which consisted primarily of consulting fees. Of the total charges recorded during the three months ended March 31, 2018, $19.3 million related to severance charges and $5.6 million related to other restructuring costs, which consisted primarily of consulting fees. To date, Mattel has recorded cumulative severance and other restructuring charges of $163.7 million and expects to incur total severance and restructuring charges of approximately $200 million related to the Structural Simplification cost savings program.
During the first quarter of 2019, Mattel announced the commencement of its Capital Light initiative to optimize Mattel’s manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. Mattel expects that this initiative will result in incremental Structural Simplification savings, costs, and non-cash charges.

Income Taxes
Mattel’s provision for income taxes was $6.2 million for the three months ended March 31, 2019, as compared to a benefit from income taxes of $2.7 million for the three months ended March 31, 2018. During the three months ended March 31, 2019 and 2018, Mattel recognized net discrete tax expense of $1.5 million and $4.5 million, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $6 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
Liquidity and Capital Resources
Mattel’s primary sources of liquidity are its cash and equivalents balances, including access to earnings of its foreign subsidiaries, short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel’s products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel’s ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its senior secured revolving credit facility covenants, or a deterioration of Mattel’s credit ratings. Mattel’s ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.
Of Mattel’s $380.1 million in cash and equivalents as of March 31, 2019, approximately $373 million was held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations may include investing and financing activities such as debt service, dividends, and share repurchases. Cash flows generated by its worldwide operations, the senior secured revolving credit facilities, alternative forms of financing, and access to capital markets are available to fund Mattel's operations and obligations.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel continues to actively manage its capital structure and believes that it has sufficient liquidity to run its business.
Subject to market conditions, Mattel intends to utilize its senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of March 31, 2019, there were no amounts outstanding and approximately $70 million in outstanding letters of credit under the senior secured revolving credit facilities.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. During the first quarter of 2018, as a result of the Toys "R" Us liquidation, Mattel reversed net sales and related accounts receivable of approximately $30 million and recorded bad debt expense of approximately $57 million.

Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Operating Activities
Cash flows used for operating activities were $192.8 million in the first quarter of 2019, as compared to $273.7 million in the first quarter of 2018. The cash flows used for operating activities decreased primarily due to a lower net loss, excluding non-cash charges, and lower working capital usage.
Investing Activities
Cash flows used for investing activities were $19.2 million in the first quarter of 2019, as compared to $30.9 million in the first quarter of 2018. The decrease in cash flows used for investing activities was primarily driven by lower capital spending.
Financing Activities
Cash flows used for financing activities were $4.3 million in the first quarter of 2019, as compared to $251.5 million in the first quarter of 2018. The decrease in cash flows used for financing activities was primarily driven by repayments of long-term borrowings of $250.0 million during the first quarter of 2018.
Seasonal Financing
See Item 1 "Financial Statements—Note 9 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel’s cash and equivalents decreased $214.4 million to $380.1 million at March 31, 2019, as compared to $594.5 million at December 31, 2018. The decrease was primarily due to the net loss, excluding non-cash charges, for the three months ended March 31, 2019.
Accounts receivable decreased $345.6 million to $624.5 million at March 31, 2019, as compared to $970.1 million at December 31, 2018, primarily due to seasonal declines in accounts receivable as year-end receivables are collected. Inventory increased $72.9 million to $615.8 million at March 31, 2019, as compared to $542.9 million at December 31, 2018, primarily due to seasonal inventory build.
Accounts payable and accrued liabilities decreased to $986.9 million at March 31, 2019, as compared to $1.24 billion at December 31, 2018. The decrease was primarily due to the timing and amount of payments for various liabilities, including advertising and royalties.
As of March 31, 2019 and December 31, 2018, Mattel had $0 and $4.2 million, respectively, of short-term borrowings outstanding.

A summary of Mattel’s capitalization is as follows:

	March 31, 2019		March 31, 2018		December 31, 2018
	(In millions, except percentage information)
Cash and equivalents	$380.1		$526.7		$594.5

Short-term borrowings	—	—%	—	—%	4.2	—%
2010 Senior Notes due October 2020 and October 2040	500.0	15	500.0	13	500.0	14
2011 Senior Notes due November 2041	300.0	9	300.0	8	300.0	8
2013 Senior Notes due March 2023	250.0	6	250.0	6	250.0	7
2014 Senior Notes due May 2019	—	—	500.0	13	—	—
2016 Senior Notes due August 2021	350.0	10	350.0	9	350.0	10
2017/2018 Senior Notes due December 2025	1,500.0	45	1,000.0	26	1,500.0	42
Debt issuance costs and debt discount	(46.5)	—	(28.2)	—	(48.3)	—
Total debt	2,853.5	85	2,871.8	75	2,855.9	81
Stockholders’ equity	518.5	15	982.5	25	669.5	19
Total capitalization (debt plus equity)	$3,372.0	100%	$3,854.3	100%	$3,525.4	100%
Total debt was $2.85 billion at March 31, 2019, as compared to $2.86 billion at December 31, 2018. There were no borrowings or repayments on long-term debt during the quarter.
Stockholders’ equity decreased $150.9 million to $518.5 million at March 31, 2019, as compared to $669.5 million at December 31, 2018, primarily due to the net loss for the quarter.
Litigation
See Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates did not materially change during the first quarter of 2019, and are included in its 2018 Annual Report on Form 10-K.
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
Gross Sales
Gross sales represent sales to customers, excluding the impact of sales adjustments. Net sales, as reported, include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a metric for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel’s business. Changes in gross sales are discussed because, while Mattel records the details of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with brands and individual products, making net sales less meaningful. Because sales adjustments are not allocated to individual products, net sales are only presented on a consolidated and segment basis and not on a categories or brand level.
Since sales adjustments are determined by customer rather than at the categories or brand level, Mattel believes that the disclosure of gross sales by categories and brand is useful supplemental information for investors to be able to assess the performance of its underlying categories and brands (e.g., Dolls, Barbie) and also enhances their ability to compare sales trends over time.
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2019	March 31, 2018
	(In millions, except percentage information)
Net sales	$689.2	$708.4	-3%	-4%
Sales adjustments	90.9	91.6
Gross sales	$780.1	$800.0	-2%	-4%

A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2019	March 31, 2018
	(In millions, except percentage information)
Net sales	$341.4	$326.2	5%	—%
Sales adjustments	28.0	22.2
Gross sales	$369.4	$348.4	6%	—%

A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2019	March 31, 2018
	(In millions, except percentage information)
Net sales	$303.4	$317.2	-4%	-8%
Sales adjustments	61.8	66.9
Gross sales	$365.2	$384.1	-5%	-9%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2019	March 31, 2018
	(In millions, except percentage information)
Net sales	$44.4	$65.0	-32%	-1%
Sales adjustments	1.1	2.5
Gross sales	$45.6	$67.5	-32%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Australian dollar, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel in the first quarter of 2019. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating loss or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation adjustments during the first three months of 2019 were related to its net investments in entities having functional currencies denominated in the British pound sterling and Russian ruble.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its loss per share by approximately $0.00 to $0.01.

United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union ("EU") began in March 2017. The United Kingdom ("U.K.") was scheduled to exit from the EU on March 29, 2019, however, on March 21, 2019, the leaders of the member countries of the EU agreed to extend the deadline for Brexit until April 12, 2019. On April 10, 2019, the U.K. and the EU agreed to a further extension of the deadline for Brexit until October 31, 2019. Currently, there is no withdrawal agreement in place for this exit. In the short term, volatility in the British pound sterling could continue as the U.K. negotiates its anticipated exit from the EU. If the U.K. and the EU are unable to reach an agreement and the U.K. exits the EU without an agreement in place, it will likely create further short-term uncertainty and currency volatility, which may increase the cost of goods imported into Mattel's U.K. operations or decrease the profitability of Mattel's U.K. operations. In the longer term, any impact from Brexit on Mattel's U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's U.K. operations represented approximately 4% of Mattel's consolidated net sales for the three months ended March 31, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately assessed the adoption impact of the new lease standard, and its related amendments, on our financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in Mattel’s 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2019, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel’s purchases of its common stock during the first quarter of 2019:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
Jan 1—31	16,944	$11.84	—	$203,016,273
Feb 1—28	10,722	14.42	—	203,016,273
March 1—31	2,311	13.00	—	203,016,273
Total	29,977	$12.85	—	$203,016,273
 ____________________________________

(a)
The total number of shares purchased relates to 29,977 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(b)
Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2019, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1+	Letter Agreement between Mattel, Inc. and Yoon Hugh, dated April 15, 2019, regarding an offer of employment for the position of SVP and Corporate Controller	8-K	001-05647	10.1	April 19, 2019
31.0*	Certification of Principal Executive Officer dated April 25, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated April 25, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated April 25, 2019 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: April 25, 2019