Form 10-Q
period 2019-06-30
MATTEL INC /DE/
filed 2019-07-26
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-05647
___________________________________________________________
MATTEL, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	95-1567322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Continental Blvd.		90245-5012
El Segundo,	CA
(Address of principal executive offices)		(Zip Code)
(310) 252-2000
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report):
NONE
__________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 per share	MAT	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of July 12, 2019: 345,535,050 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that," and "believes," among others, generally identify forward-looking statements.  These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel's costs; (ii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (vii) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, including the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel's retail customers, including retailers' potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Toys "R" Us, Inc. or other of Mattel's significant retailers, or the general lack of success of one of Mattel's significant retailers which could negatively impact Mattel's revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel's product costs and other costs of doing business, and reduce Mattel's earnings; (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel's products or delay or increase the cost of implementation of Mattel's programs or alter Mattel's actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xix) the impact of litigation or arbitration decisions or settlement actions; (xx) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and (xxi) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors" in Mattel's 2018 Annual Report on Form 10-K. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018	December 31, 2018
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$194,125	$228,606	$594,481
Accounts receivable, net	755,698	780,064	970,083
Inventories	722,394	715,288	542,889
Prepaid expenses and other current assets	243,305	327,297	244,987
Total current assets	1,915,522	2,051,255	2,352,440
Noncurrent Assets
Property, plant, and equipment, net	595,838	719,747	657,595
Right-of-use assets, net	317,085	—	—
Goodwill	1,386,057	1,390,076	1,386,424
Other noncurrent assets	832,127	892,364	847,006
Total Assets	$5,046,629	$5,053,442	$5,243,465
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$45,000	$80,000	$4,176
Accounts payable	416,430	428,741	537,965
Accrued liabilities	590,532	585,585	700,421
Income taxes payable	22,618	3,119	10,046
Total current liabilities	1,074,580	1,097,445	1,252,608
Noncurrent Liabilities
Long-term debt	2,855,194	2,848,177	2,851,723
Noncurrent lease liabilities	284,947	—	—
Other noncurrent liabilities	410,571	443,849	469,669
Total noncurrent liabilities	3,550,712	3,292,026	3,321,392
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,831,952	1,820,432	1,812,682
Treasury stock at cost: 95.9 million shares, 97.2 million shares, and 96.1 million shares, respectively	(2,349,874)	(2,381,777)	(2,354,617)
Retained earnings	1,337,552	1,608,025	1,629,257
Accumulated other comprehensive loss	(839,662)	(824,078)	(859,226)
Total stockholders' equity	421,337	663,971	669,465
Total Liabilities and Stockholders' Equity	$5,046,629	$5,053,442	$5,243,465
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited; in thousands, except per share amounts)
Net Sales	$860,063	$840,748	$1,549,309	$1,549,120
Cost of sales	518,679	587,546	968,135	1,077,045
Gross Profit	341,384	253,202	581,174	472,075
Advertising and promotion expenses	84,489	82,393	153,954	153,230
Other selling and administrative expenses	308,311	360,000	609,595	784,617
Operating Loss	(51,416)	(189,191)	(182,375)	(465,772)
Interest expense	46,234	43,467	93,192	84,546
Interest (income)	(1,532)	(1,699)	(3,804)	(4,846)
Other non-operating (income) expense, net	(294)	3,063	1,610	2,455
Loss Before Income Taxes	(95,824)	(234,022)	(273,373)	(547,927)
Provision for income taxes	12,163	6,909	18,332	4,257
Net Loss	$(107,987)	$(240,931)	$(291,705)	$(552,184)
Net Loss Per Common Share - Basic	$(0.31)	$(0.70)	$(0.84)	$(1.60)
Weighted average number of common shares	345,941	344,584	345,946	344,507
Net Loss Per Common Share - Diluted	$(0.31)	$(0.70)	$(0.84)	$(1.60)
Weighted average number of common and potential common shares	345,941	344,584	345,946	344,507

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited; in thousands)
Net Loss	$(107,987)	$(240,931)	$(291,705)	$(552,184)
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(1,170)	(105,727)	12,963	(63,738)
Defined benefit pension plan adjustments	624	1,069	847	2,685
Net unrealized losses on available-for-sale security	(1,944)	(2,709)	(67)	(2,789)
Net unrealized gains on derivative instruments:
Unrealized holding gains	3,254	17,652	9,072	12,333
Reclassification adjustment for realized (losses) gains included in net loss	(2,492)	4,786	(3,251)	9,217
	762	22,438	5,821	21,550
Other Comprehensive (Loss) Income, Net of Tax	(1,728)	(84,929)	19,564	(42,292)
Comprehensive Loss	$(109,715)	$(325,860)	$(272,141)	$(594,476)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(291,705)	$(552,184)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	103,580	117,440
Amortization	20,338	19,730
Asset impairments	6,845	11,913
Share-based compensation	24,310	22,417
Bad debt expense	2,487	52,935
Inventory obsolescence	35,351	45,394
Deferred income taxes	36	(827)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	222,823	274,306
Inventories	(207,984)	(184,950)
Prepaid expenses and other current assets	146	(27,784)
Accounts payable, accrued liabilities, and income taxes payable	(307,889)	(328,998)
Other, net	(8,857)	(6,001)
Net cash flows used for operating activities	(400,519)	(556,609)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(20,933)	(36,793)
Purchases of other property, plant, and equipment	(27,248)	(41,498)
Proceeds from (payments for) foreign currency forward exchange contracts, net	3,992	(12,577)
Other, net	484	5,685
Net cash flows used for investing activities	(43,705)	(85,183)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings, net	40,824	80,000
Payments of long-term borrowings	—	(750,000)
Proceeds from long-term borrowings, net	—	475,550
Other, net	(158)	(3,548)
Net cash flows provided by (used for) financing activities	40,666	(197,998)
Effect of Currency Exchange Rate Changes on Cash	3,202	(10,825)
Decrease in Cash and Equivalents	(400,356)	(850,615)
Cash and Equivalents at Beginning of Period	594,481	1,079,221
Cash and Equivalents at End of Period	$194,125	$228,606
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,629,257	$(859,226)	$669,465
Net loss	—	—	—	(183,718)	—	(183,718)
Other comprehensive income, net of tax	—	—	—	—	21,292	21,292
Issuance of treasury stock for restricted stock units vesting	—	(1,829)	1,442	—	—	(387)
Share-based compensation	—	11,865	—	—	—	11,865
Balance, March 31, 2019	441,369	1,822,718	(2,353,175)	1,445,539	(837,934)	518,517
Net loss	—	—	—	(107,987)	—	(107,987)
Other comprehensive loss, net of tax	—	—	—	—	(1,728)	(1,728)
Issuance of treasury stock for restricted stock units vesting	—	(3,060)	3,025	—	—	(35)
Deferred compensation	—	(151)	276	—	—	125
Share-based compensation	—	12,445	—	—	—	12,445
Balance, June 30, 2019	$441,369	$1,831,952	$(2,349,874)	$1,337,552	$(839,662)	$421,337

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2017	$441,369	$1,808,391	$(2,389,877)	$2,179,358	$(781,786)	$1,257,455
Cumulative effect of accounting change	—	—	—	(19,148)	—	(19,148)
Net loss	—	—	—	(311,253)	—	(311,253)
Other comprehensive income, net of tax	—	—	—	—	42,637	42,637
Issuance of treasury stock for restricted stock units vesting	—	(5,675)	4,027	—	—	(1,648)
Share-based compensation	—	14,423	—	—	—	14,423
Balance, March 31, 2018	441,369	1,817,139	(2,385,850)	1,848,957	(739,149)	982,466
Net loss	—	—	—	(240,931)	—	(240,931)
Other comprehensive loss, net of tax	—	—	—	—	(84,929)	(84,929)
Issuance of treasury stock for restricted stock units vesting	—	(4,624)	3,872	—	—	(752)
Deferred compensation	—	(77)	201	—	—	124
Share-based compensation	—	7,994	—	—	—	7,994
Balance, June 30, 2018	$441,369	$1,820,432	$(2,381,777)	$1,608,025	$(824,078)	$663,971
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
The December 31, 2018 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in its 2018 Annual Report on Form 10-K.

2.	Accounts Receivable
Accounts receivable are net of allowances for doubtful accounts of $21.3 million, $21.0 million, and $22.0 million as of June 30, 2019, June 30, 2018, and December 31, 2018, respectively.

3.	Inventories
Inventories include the following:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Raw materials and work in process	$129,937	$130,093	$115,966
Finished goods	592,457	585,195	426,923
	$722,394	$715,288	$542,889

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Land	$25,133	$25,030	$25,023
Buildings	298,768	296,672	294,227
Machinery and equipment	873,294	887,496	875,308
Software	409,209	385,284	400,488
Tools, dies, and molds	818,166	867,997	831,743
Capital leases	—	23,927	23,927
Leasehold improvements	237,150	241,275	240,636
	2,661,720	2,727,681	2,691,352
Less: accumulated depreciation	(2,065,882)	(2,007,934)	(2,033,757)
	$595,838	$719,747	$657,595

5.	Leases
Mattel adopted the new lease standard on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Mattel elected the package of practical expedients, permitted under the transition guidance within the new lease standard, which among other things, allowed Mattel to continue to account for existing leases based on the historical lease classification. Mattel also elected the practical expedients to exclude right-of-use ("ROU") assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.
Mattel determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Mattel's leases are primarily related to property leases for its retail stores, warehouses, and corporate offices. Mattel's leases have remaining lease terms of up to 14 years, and often include one or more options to renew for up to 10 years. Renewal and termination options are included in the lease term when it is reasonably certain that Mattel will exercise the option.
In addition, certain of Mattel's lease agreements include contingent rental payments based on a percentage of sales. Contingent rental expense is recorded in the period in which the contingent event becomes probable. Mattel's lease agreements do not contain any material residual guarantees or material restrictive covenants.
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

The impact of the new lease standard on the June 30, 2019 consolidated balance sheet was as follows:

June 30, 2019
(In thousands, except years and percentage information)
Right-of-use assets, net	$317,085

Accrued liabilities	$75,071
Noncurrent lease liabilities	284,947
Total lease liabilities	$360,018

Weighted average remaining lease term	6.7 years

Weighted average discount rate	8.1%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the three months ended June 30, 2019 were $35.2 million, which included approximately $10 million related to short-term and variable lease costs. Total operating lease costs for the six months ended June 30, 2019 were $69.2 million, which included approximately $20 million related to short-term and variable lease costs.
Supplemental information related to leases was as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$26,743	$53,169
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,617	$7,431

The following table shows the future maturities of lease liabilities for leases in effect as of June 30, 2019:

Years Ending December 31,	Lease Liabilities
(In thousands)
2019 (excluding the six months ended June 30, 2019)	$51,442
2020	93,318
2021	78,005
2022	57,874
2023	43,129
Thereafter	151,103
474,871
Less: imputed interest	(114,853)
$360,018

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
Goodwill is allocated to various reporting units, which are at the operating segment level, for the purpose of evaluating whether goodwill is impaired. Mattel's reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.
The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2019 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact.

	December 31, 2018	Currency Exchange Rate Impact	June 30, 2019
	(In thousands)
North America	$731,234	$(157)	$731,077
International	447,619	(210)	447,409
American Girl	207,571	—	207,571
	$1,386,424	$(367)	$1,386,057

7.	Other Noncurrent Assets
Other noncurrent assets include the following:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Identifiable intangible assets (net of accumulated amortization of $228.2 million, $179.5 million, and $207.9 million, respectively)	$566,737	$612,234	$587,528
Deferred income taxes	49,937	74,992	49,937
Other	215,453	205,138	209,541
	$832,127	$892,364	$847,006

Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and six months ended June 30, 2019. During the three months ended June 30, 2018, Mattel discontinued the use of certain brands and products, which resulted in $4.3 million of asset impairments.

8.	Accrued Liabilities
Accrued liabilities include the following:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Current lease liabilities	$75,071	$—	$—
Royalties	62,781	63,453	108,109
Advertising and promotion	58,276	45,864	86,935
Taxes other than income taxes	26,529	27,819	54,317
Other	367,875	448,449	451,060
	$590,532	$585,585	$700,421

9.	Seasonal Financing
On December 20, 2017, Mattel, Inc. entered into a syndicated facility agreement (as amended, the "Credit Agreement"), as a borrower thereunder (in such capacity, the "Borrower"), along with certain of the Borrower's other subsidiaries as additional borrowers and/or guarantors thereunder, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the "senior secured revolving credit facilities"), consisting of (i) an asset based lending facility with aggregate commitments of $1.31 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, as well as (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property and various equity interests in the borrower and guarantor subsidiaries under the Credit Agreement. The senior secured revolving credit facilities will mature on June 1, 2021.
Borrowings under the senior secured revolving credit facilities will (i) be limited by jurisdiction-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, eligible inventory and certain fixed assets and intellectual property, as applicable, minus the amount of any applicable reserves, and (ii) bear interest at a floating rate, which can be either, at the Borrower's option, (a) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 3.00% per annum or (b) an alternate base rate plus an applicable margin ranging from 0.25% to 2.00% per annum, in each case, such applicable margins to be determined based on the Borrower's average borrowing availability remaining under the senior secured revolving credit facilities.
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
Mattel had borrowings under the senior secured revolving credit facilities of approximately $45 million and $80 million as of June 30, 2019 and June 30, 2018, respectively and had no borrowings under the senior secured revolving credit facilities as of December 31, 2018. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $70 million, $42 million, and $89 million as of June 30, 2019, June 30, 2018, and December 31, 2018, respectively.
The Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Borrower's and its subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends, sell or otherwise transfer assets outside of the ordinary course, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates, or change their line of business.
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

Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect as no event of default has occurred and as Mattel's excess availability has been greater than $100 million and the Availability Threshold. As of June 30, 2019, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

10.	Long-Term Debt
Long-term debt includes the following:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2016 Senior Notes due August 2021	350,000	350,000	350,000
2017/2018 Senior Notes due December 2025	1,500,000	1,500,000	1,500,000
Debt issuance costs and debt discount	(44,806)	(51,823)	(48,277)
	2,855,194	2,848,177	2,851,723
Less: current portion	—	—	—
	$2,855,194	$2,848,177	$2,851,723

11.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Benefit plan liabilities	$184,220	$179,473	$166,289
Noncurrent tax liabilities	138,018	122,425	150,960
Other	88,333	141,951	152,420
	$410,571	$443,849	$469,669

12.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2019
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2019	$16,470	$(4,670)	$(142,540)	$(707,194)	$(837,934)
Other comprehensive income (loss) before reclassifications	3,254	(1,944)	(618)	(1,170)	(478)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,492)	—	1,242	—	(1,250)
Net increase (decrease) in other comprehensive income (loss)	762	(1,944)	624	(1,170)	(1,728)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2019	$17,232	$(6,614)	$(141,916)	$(708,364)	$(839,662)

	For the Six Months Ended June 30, 2019
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	9,072	(67)	(1,824)	12,963	20,144
Amounts reclassified from accumulated other comprehensive income (loss)	(3,251)	—	2,671	—	(580)
Net increase (decrease) in other comprehensive income (loss)	5,821	(67)	847	12,963	19,564
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2019	$17,232	$(6,614)	$(141,916)	$(708,364)	$(839,662)

	For the Three Months Ended June 30, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of March 31, 2018	$(21,986)	$(2,879)	$(141,597)	$(572,687)	$(739,149)
Other comprehensive income (loss) before reclassifications	17,652	(2,709)	(2,899)	(105,727)	(93,683)
Amounts reclassified from accumulated other comprehensive loss	4,786	—	3,968	—	8,754
Net increase (decrease) in other comprehensive income (loss)	22,438	(2,709)	1,069	(105,727)	(84,929)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2018	$452	$(5,588)	$(140,528)	$(678,414)	$(824,078)

	For the Six Months Ended June 30, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive income (loss) before reclassifications	12,333	(2,789)	(3,107)	(63,738)	(57,301)
Amounts reclassified from accumulated other comprehensive loss	9,217	—	5,792	—	15,009
Net increase (decrease) in other comprehensive income (loss)	21,550	(2,789)	2,685	(63,738)	(42,292)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2018	$452	$(5,588)	$(140,528)	$(678,414)	$(824,078)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2019	June 30, 2018	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$2,675	$(4,767)	Cost of sales
Tax effect of net gain (loss)	(183)	(19)	Provision for income taxes
	$2,492	$(4,786)	Net loss
Defined Benefit Pension Plans
Amortization of prior service credit (a)	$493	$502	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(1,735)	(2,046)	Other non-operating (income) expense, net
Settlement loss	—	(2,401)	Other non-operating (income) expense, net
	(1,242)	(3,945)
Tax effect of net loss	—	(23)	Provision for income taxes
	$(1,242)	$(3,968)	Net loss

	For the Six Months Ended
	June 30, 2019	June 30, 2018	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$3,602	$(9,150)	Cost of sales
Tax effect of net gain (loss)	(351)	(67)	Provision for income taxes
	$3,251	$(9,217)	Net loss
Defined Benefit Pension Plans
Amortization of prior service credit (a)	$986	$1,003	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(3,472)	(4,363)	Other non-operating (income) expense, net
Settlement loss	—	(2,443)	Other non-operating (income) expense, net
	(2,486)	(5,803)
Tax effect of net loss	(185)	11	Provision for income taxes
	$(2,671)	$(5,792)	Net loss
 _______________________________________

(a)
The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel's net periodic benefit cost.

Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Currency translation adjustments resulted in a net gain of $13.0 million for the six months ended June 30, 2019, primarily due to the strengthening of the Russian ruble, Hong Kong dollar, and Mexican peso against the U.S. dollar, partially offset by the weakening of the Euro against the U.S. dollar. Currency translation adjustments resulted in a net loss of $63.7 million for the six months ended June 30, 2018, primarily due to the weakening of the Euro, Brazilian real, Russian ruble, and British pound sterling against the U.S. dollar.

13.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of June 30, 2019, June 30, 2018, and December 31, 2018, Mattel held foreign currency forward exchange contracts with notional amounts of $1.06 billion, $992.8 million, and $962.1 million, respectively.
The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Fair Value			Balance Sheet Classification
	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$13,620	$7,321	$12,122	Prepaid expenses and other current assets
Foreign currency forward exchange contracts	2,573	2,041	1,613	Other noncurrent assets
Total derivatives designated as hedging instruments	$16,193	$9,362	$13,735

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$929	$1,418	$2,357	Prepaid expenses and other current assets
	$17,122	$10,780	$16,092

	Derivative Liabilities
	Fair Value			Balance Sheet Classification
	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$949	$6,535	$954	Accrued liabilities
Foreign currency forward exchange contracts	363	195	185	Other noncurrent liabilities
Total derivatives designated as hedging instruments	$1,312	$6,730	$1,139

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$467	$630	$1,771	Accrued liabilities
	$1,779	$7,360	$2,910

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2019		June 30, 2018		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$3,254	$2,492	$17,652	$(4,786)	Cost of sales

	For the Six Months Ended
	June 30, 2019		June 30, 2018		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$9,072	$3,251	$12,333	$(9,217)	Cost of sales

The net gains of $2.5 million and $3.3 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2019, respectively, and the net losses of $4.8 million and $9.2 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and six months ended June 30, 2018, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$4,366	$(31,552)	Other non-operating (income) expense, net
Foreign currency forward exchange contracts	—	(248)	Cost of sales
	$4,366	$(31,800)

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$3,868	$(16,864)	Other non-operating (income) expense, net
Foreign currency forward exchange contracts	—	(248)	Cost of sales
	$3,868	$(17,112)

The net gains of $4.4 million and $3.9 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2019, respectively, and the net losses of $31.8 million and $17.1 million recognized in the consolidated statements of operations for the three and six months ended June 30, 2018, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

14.	Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2019, June 30, 2018, and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel's financial assets and liabilities include the following:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$17,122	$—	$17,122
Available-for-sale security (b)	5,206	—	—	5,206
Total assets	$5,206	$17,122	$—	$22,328
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$1,779	$—	$1,779

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$10,780	$—	$10,780
Available-for-sale security (b)	6,201	—	—	6,201
Total assets	$6,201	$10,780	$—	$16,981
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$7,360	$—	$7,360

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$16,092	$—	$16,092
Available-for-sale security (b)	5,243	—	—	5,243
Total assets	$5,243	$16,092	$—	$21,335
Liabilities:
Foreign currency forward exchange contracts (a)	$—	$2,910	$—	$2,910
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
Non-Recurring Fair Value Measurements
Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. Mattel fully impaired certain property, plant, and equipment in the amounts of $2.6 million and $6.8 million for the three and six months ended June 30, 2019, respectively, and fully impaired certain intangible assets and property, plant, and equipment in the amounts of $7.1 million and $11.9 million for the three and six months ended June 30, 2018, respectively, due to discontinued use. There was no remaining value attributed to the identified intangible assets and property, plant, and equipment impaired during the six months ended June 30, 2019 and 2018.
Other Financial Instruments
Mattel's financial instruments include cash and equivalents, accounts receivable and payable, accrued liabilities, short-term borrowings, and long-term debt. The fair values of these instruments, excluding long-term debt, approximate their carrying values because of their short-term nature. Cash and equivalents are classified as Level 1 and all other financial instruments are classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel's long-term debt was $2.81 billion (compared to a carrying value of $2.90 billion) as of June 30, 2019, $2.73 billion (compared to a carrying value of $2.90 billion) as of June 30, 2018, and $2.49 billion (compared to a carrying value of $2.90 billion) as of December 31, 2018. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

15.	Earnings Per Share
Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Prior to June 30, 2018, certain of Mattel's restricted stock units ("RSUs") were considered participating securities because they contained nonforfeitable rights to dividend equivalents.
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

The following table reconciles earnings per common share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands, except per share amounts)
Basic:
Net loss	$(107,987)	$(240,931)	$(291,705)	$(552,184)
Less: Net loss allocable to participating RSUs (a)	—	—	—	—
Net loss available for basic common shares	$(107,987)	$(240,931)	$(291,705)	$(552,184)
Weighted average number of common shares	345,941	344,584	345,946	344,507
Basic net loss per common share	$(0.31)	$(0.70)	$(0.84)	$(1.60)
Diluted:
Net loss	$(107,987)	$(240,931)	$(291,705)	$(552,184)
Less: Net loss allocable to participating RSUs (a)	—	—	—	—
Net loss available for diluted common shares	$(107,987)	$(240,931)	$(291,705)	$(552,184)
Weighted average number of common shares	345,941	344,584	345,946	344,507
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs (b)	—	—	—	—
Weighted average number of common and potential common shares	345,941	344,584	345,946	344,507
Diluted net loss per common share	$(0.31)	$(0.70)	$(0.84)	$(1.60)
 _______________________________________

(a)
Mattel did not have participating RSUs for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs were not obligated to share in the losses of the Company.

(b)
Mattel was in a net loss position for the three and six months ended June 30, 2019 and 2018, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

16.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in its 2018 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Service cost	$1,678	$1,108	$2,634	$2,192
Interest cost	4,826	4,555	9,666	9,197
Expected return on plan assets	(5,434)	(5,657)	(10,878)	(11,331)
Amortization of prior service cost	16	8	32	16
Recognized actuarial loss	1,831	2,126	3,664	4,523
Settlement loss	—	2,401	—	2,443
	$2,917	$4,541	$5,118	$7,040

A summary of the components of net periodic benefit credit for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Service cost	$—	$—	$—	$1
Interest cost	50	52	100	104
Amortization of prior service credit	(509)	(509)	(1,018)	(1,019)
Recognized actuarial gain	(96)	(80)	(192)	(160)
	$(555)	$(537)	$(1,110)	$(1,074)

During the six months ended June 30, 2019, Mattel made cash contributions totaling approximately $3 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2019, Mattel expects to make additional cash contributions of approximately $3 million.

17.	Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments" in its 2018 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than 10 years from the date of grant. Stock options and RSUs generally provide for vesting over a period of three years from the date of grant.
As of June 30, 2019, two long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2017–December 31, 2019 performance cycle and (ii) a January 1, 2018–December 31, 2020 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Stock option compensation expense	$2,168	$690	$4,574	$3,374
RSU compensation expense (a)	10,277	7,304	19,736	19,043
	$12,445	$7,994	$24,310	$22,417
 _______________________________________

(a)	Includes compensation expense of $1.3 million and $2.1 million associated with Mattel's long-term incentive programs for the three and six months ended June 30, 2019, respectively.
As of June 30, 2019, total unrecognized compensation expense related to unvested share-based payments totaled $69.8 million and is expected to be recognized over a weighted average period of 1.8 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. No cash was received for stock option exercises during the six months ended June 30, 2019 and 2018.

18.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Design and development	$52,186	$54,081	$94,631	$106,221
Identifiable intangible asset amortization	$9,909	$9,532	$20,338	$19,730

19.	Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating loss in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes.  Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Brazilian real, Australian dollar, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel during the first half of 2019.
Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Operating income (loss)	$672	$(12,274)	$(3,098)	$(4,541)
Other non-operating income (expense), net	1,117	446	(551)	1,033
Currency transaction gains (losses), net	$1,789	$(11,828)	$(3,649)	$(3,508)

20.	Restructuring Charges
Structural Simplification Cost Savings Program
During the third quarter of 2017, Mattel initiated its Structural Simplification cost savings program. The major initiatives of the Structural Simplification cost savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
In connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring charges of $6.4 million and $15.2 million during the three and six months ended June 30, 2019, respectively, as compared to $47.8 million and $72.7 million during the three and six ended June 30, 2018, respectively, within other selling and administrative expenses in the consolidated statements of operations, which is included in corporate and other expense in "Note 23 to the Consolidated Financial Statements—Segment Information."

The following table summarizes Mattel's severance and other restructuring costs activity related to the Structural Simplification cost savings program for the six months ended June 30, 2019:

	Liability at December 31, 2018	Charges	Payments/Utilization	Liability at June 30, 2019
	(In thousands)
Severance	$27,670	$7,174	$(22,398)	$12,446
Other restructuring costs (a)	13,722	7,982	(13,742)	7,962
	$41,392	$15,156	$(36,140)	$20,408
______________________________________________________________________

(a)	Consists primarily of consulting fees.
To date, Mattel has recorded cumulative severance and other restructuring charges of $170.1 million and expects to incur total severance and restructuring charges of approximately $185 million related to the Structural Simplification cost savings program.
Capital Light Initiative
During the first quarter of 2019, Mattel announced the commencement of its Capital Light initiative to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. In connection with the Capital Light initiative, Mattel recorded severance and other restructuring charges of $11.5 million during the three and six months ended June 30, 2019, with $8.0 million recorded within other selling and administrative expenses and $3.5 million recorded within cost of sales in the consolidated statements of operations.
The following table summarizes Mattel's severance and other restructuring costs activity related to the Capital Light initiative for the six months ended June 30, 2019:

	Liability at December 31, 2018	Charges	Payments/Utilization	Liability at June 30, 2019
	(In thousands)
Severance	$—	$7,971	$—	$7,971
Other restructuring costs (a)	—	3,483	(3,483)	—
	$—	$11,454	$(3,483)	$7,971
______________________________________________________________________

(a)	Consists primarily of plant restructuring non-cash charges.
Mattel expects to incur total severance and restructuring charges, excluding non-cash charges, of approximately $24 million during 2019 related to the Capital Light initiative.

21.	Income Taxes
Mattel's provision for income taxes was $12.2 million and $18.3 million for the three and six months ended June 30, 2019, respectively, as compared to a provision for income taxes of $6.9 million and $4.3 million for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, Mattel recognized a net discrete tax expense of $0.8 million and $2.3 million, respectively, as compared to a net discrete tax benefit of $2.3 million and a net discrete tax expense of $2.2 million for the three and six months ended June 30, 2018, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three and six months ended June 30, 2019 and 2018.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.

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
Litigation Related to Carter Bryant and MGA Entertainment, Inc.
In April 2004, Mattel filed a lawsuit in Los Angeles County Superior Court against Carter Bryant ("Bryant"), a former Mattel design employee. The suit alleges that Bryant aided and assisted a Mattel competitor, MGA Entertainment, Inc. ("MGA"), during the time he was employed by Mattel, in violation of his contractual and other duties to Mattel. In September 2004, Bryant asserted counterclaims against Mattel, including counterclaims in which Bryant sought, as a putative class action representative, to invalidate Mattel's Confidential Information and Proprietary Inventions Agreements with its employees. Bryant also removed Mattel's suit to the United States District Court for the Central District of California. In December 2004, MGA intervened as a party-defendant in Mattel's action against Bryant, asserting that its rights to Bratz properties are at stake in the litigation.
Separately, in November 2004, Bryant filed an action against Mattel in the United States District Court for the Central District of California. The action sought a judicial declaration that Bryant's purported conveyance of rights in Bratz was proper and that he did not misappropriate Mattel property in creating Bratz.
In April 2005, MGA filed suit against Mattel in the United States District Court for the Central District of California. MGA's action alleges claims of trade dress infringement, trade dress dilution, false designation of origin, unfair competition, and unjust enrichment. The suit alleges, among other things, that certain products, themes, packaging, and/or television commercials in various Mattel product lines have infringed upon products, themes, packaging, and/or television commercials for various MGA product lines, including Bratz. The complaint also asserts that various alleged Mattel acts with respect to unidentified retailers, distributors, and licensees have damaged MGA and that various alleged acts by industry organizations, purportedly induced by Mattel, have damaged MGA. MGA's suit alleges that MGA has been damaged in an amount "believed to reach or exceed tens of millions of dollars" and further seeks punitive damages, disgorgement of Mattel's profits and injunctive relief.
In June 2006, the three cases were consolidated in the United States District Court for the Central District of California. On July 17, 2006, the Court issued an order dismissing all claims that Bryant had asserted against Mattel, including Bryant's purported counterclaims to invalidate Mattel's Confidential Information and Proprietary Inventions Agreements with its employees, and Bryant's claims for declaratory relief.
On January 12, 2007, Mattel filed an Amended Complaint setting forth counterclaims that included additional claims against Bryant as well as claims for copyright infringement, Racketeer Influenced and Corrupt Organizations ("RICO") violations, misappropriation of trade secrets, intentional interference with contract, aiding and abetting breach of fiduciary duty and breach of duty of loyalty, and unfair competition, among others, against MGA, its Chief Executive Officer Isaac Larian, certain MGA affiliates and an MGA employee. The RICO claim alleged that MGA stole Bratz and then, by recruiting and hiring key Mattel employees and directing them to bring with them Mattel confidential and proprietary information, unfairly competed against Mattel using Mattel's trade secrets, confidential information, and key employees to build their business.
Mattel sought to try all of its claims in a single trial, but in February 2007, the Court decided that the consolidated cases would be tried in two phases, with the first trial to determine claims and defenses related to Mattel's ownership of Bratz works and whether MGA infringed those works. On May 19, 2008, Bryant reached a settlement agreement with Mattel and is no longer a defendant in the litigation. In the public stipulation entered by Mattel and Bryant in connection with the resolution, Bryant agreed that he was and would continue to be bound by all prior and future Court Orders relating to Bratz ownership and infringement, including the Court's summary judgment rulings.

The first phase of the first trial resulted in a unanimous jury verdict on July 17, 2008 in favor of Mattel. The jury found that almost all of the Bratz design drawings and other works in question were created by Bryant while he was employed at Mattel; that MGA and Isaac Larian intentionally interfered with the contractual duties owed by Bryant to Mattel, aided and abetted Bryant's breaches of his duty of loyalty to Mattel, aided and abetted Bryant's breaches of the fiduciary duties he owed to Mattel, and converted Mattel property for their own use. The same jury determined that defendants MGA, Larian, and MGA Entertainment (HK) Limited infringed Mattel's copyrights in the Bratz design drawings and other Bratz works, and awarded Mattel total damages of approximately $100 million against the defendants. On December 3, 2008, the Court issued a series of orders rejecting MGA's equitable defenses and granting Mattel's motions for equitable relief, including an order enjoining the MGA party defendants from manufacturing, marketing, or selling certain Bratz fashion dolls or from using the "Bratz" name. The Court stayed its December 3, 2008 injunctive orders until further order of the Court.
The parties filed and argued additional motions for post-trial relief, including a request by MGA to enter judgment as a matter of law on Mattel's claims in MGA's favor and to reduce the jury's damages award to Mattel. Mattel additionally moved for the appointment of a receiver. On April 27, 2009, the Court entered an order confirming that Bratz works found by the jury to have been created by Bryant during his Mattel employment were Mattel's property and that hundreds of Bratz female fashion dolls infringe Mattel's copyrights. The Court also upheld the jury's award of damages in the amount of $100 million and ordered an accounting of post-trial Bratz sales. The Court further vacated the stay of the December 3, 2008 orders.
MGA appealed the Court's equitable orders to the Court of Appeals for the Ninth Circuit. On December 9, 2009, the Ninth Circuit heard oral argument on MGA's appeal and issued an order staying the District Court's equitable orders pending a further order to be issued by the Ninth Circuit. On July 22, 2010, the Ninth Circuit vacated the District Court's equitable orders. The Ninth Circuit stated that, because of several jury instruction errors it identified, a significant portion-if not all-of the jury verdict and damage award should be vacated.
In its opinion, the Ninth Circuit found that the District Court erred in concluding that Mattel's Invention Agreement unambiguously applied to "ideas;" that it should have considered extrinsic evidence in determining the application of the agreement; and if the conclusion turns on conflicting evidence, it should have been up to the jury to decide. The Ninth Circuit also concluded that the District Judge erred in transferring the entire brand to Mattel based on misappropriated names and that the Court should have submitted to the jury, rather than deciding itself, whether Bryant's agreement assigned works created outside the scope of his employment and whether Bryant's creation of the Bratz designs and sculpt was outside of his employment. The Court then went on to address copyright issues which would be raised after a retrial, since Mattel "might well convince a properly instructed jury" that it owns Bryant's designs and sculpt. The Ninth Circuit stated that the sculpt itself was entitled only to "thin" copyright protection against virtually identical works, while the Bratz sketches were entitled to "broad" protection against substantially similar works; in applying the broad protection, however, the Ninth Circuit found that the lower court had erred in failing to filter out all of the unprotectable elements of Bryant's sketches. This mistake, the Court said, caused the lower court to conclude that all Bratz dolls were substantially similar to Bryant's original sketches.
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
Later, on August 16, 2010, MGA asserted several new claims against Mattel in response to Mattel's Fourth Amended Answer and Counterclaims, including claims for alleged trade secret misappropriation, an alleged violation of RICO, and wrongful injunction. MGA alleged, in summary, that, for more than a decade dating back to 1992, Mattel employees engaged in a pattern of stealing alleged trade secret information from competitors "toy fair" showrooms, and then sought to conceal that alleged misconduct. Mattel moved to strike and/or dismiss these claims, as well as certain MGA allegations regarding Mattel's motives for filing suit. The Court granted that motion as to the wrongful injunction claim, which it dismissed with prejudice, and as to the allegations about Mattel's motives, which it struck. The Court denied the motion as to MGA's trade secret misappropriation claim and its claim for violations of RICO.
The Court resolved summary judgment motions in late 2010. Among other rulings, the Court dismissed both parties' RICO claims; dismissed Mattel's claim for breach of fiduciary duty and portions of other claims as "preempted" by the trade secrets act; dismissed MGA's trade dress infringement claims; dismissed MGA's unjust enrichment claim; dismissed MGA's common law unfair competition claim; and dismissed portions of Mattel's copyright infringement claim as to "later generation" Bratz dolls.

Trial of all remaining claims began in early January 2011. During the trial, and before the case was submitted to the jury, the Court granted MGA's motions for judgment as to Mattel's claims for aiding and abetting breach of duty of loyalty and conversion. The Court also granted a defense motion for judgment on portions of Mattel's claim for misappropriation of trade secrets relating to thefts by former Mattel employees located in Mexico.
The jury reached verdicts on the remaining claims in April 2011. In those verdicts, the jury ruled against Mattel on its claims for ownership of Bratz-related works, for copyright infringement, and for misappropriation of trade secrets. The jury ruled for MGA on its claim of trade secret misappropriation as to 26 of its claimed trade secrets and awarded $88.5 million in damages. The jury ruled against MGA as to 88 of its claimed trade secrets. The jury found that Mattel's misappropriation was willful and malicious.
In early August 2011, the Court ruled on post-trial motions. The Court rejected MGA's unfair competition claims and also rejected Mattel's equitable defenses to MGA's misappropriation of trade secrets claim. The Court reduced the jury's damages award of $88.5 million to $85.0 million. The Court awarded MGA an additional $85.0 million in punitive damages and approximately $140 million in attorney's fees and costs. The Court entered a judgment which totaled approximately $310 million in favor of MGA.
On August 11, 2011, Mattel appealed the judgment, challenging on appeal the entirety of the District Court's monetary award in favor of MGA, including both the award of $170 million in damages for alleged trade secret misappropriation and approximately $140 million in attorney's fees and costs. On January 24, 2013, the Ninth Circuit Court of Appeals issued a ruling on Mattel's appeal. In that ruling, the Court found that MGA's claim for trade secrets misappropriation was not compulsory to any Mattel claim and could not be filed as a counterclaim-in-reply. Accordingly, the Court of Appeals vacated the portion of the judgment awarding damages and attorney's fees and costs to MGA for prevailing on its trade secrets misappropriation claim, totaling approximately $172.5 million. It ruled that, on remand, the District Court must dismiss MGA's trade secret claim without prejudice. In its ruling, the Court of Appeals also affirmed the District Court's award of attorney's fees and costs under the Copyright Act. Accordingly, Mattel recorded a litigation accrual of approximately $138 million during the fourth quarter of 2012 to cover these fees and costs.
Because multiple claimants asserted rights to the attorney's fees portion of the judgment, on February 13, 2013, Mattel filed a motion in the District Court for orders permitting Mattel to interplead the proceeds of the judgment and releasing Mattel from liability to any claimant based on Mattel's payment of the judgment.
On February 27, 2013, MGA filed a motion for leave to amend its prior complaint in the existing federal court lawsuit so that it could reassert its trade secrets claim. Mattel opposed that motion. On December 17, 2013, the District Court denied MGA's motion for leave to amend and entered an order dismissing MGA's trade secrets claim without prejudice. Also on December 17, 2013, following a settlement between MGA and certain insurance carriers, the District Court denied Mattel's motion for leave to interplead the proceeds of the judgment.
On December 21, 2013, a stipulation regarding settlement with insurers and payment of judgment was filed in the District Court, which provided that (i) Mattel would pay approximately $138 million, including accrued interest, in full satisfaction of the copyright fees judgment, (ii) all parties would consent to entry of an order exonerating and discharging the appeal bond posted by Mattel, and (iii) MGA's insurers would dismiss all pending actions related to the proceeds of the copyright fees judgment, including an appeal by Evanston Insurance Company in an action against Mattel that was pending in the Ninth Circuit. On December 23, 2013, Mattel paid the copyright fees judgment in the total sum, including interest, of approximately $138 million. On December 26, 2013, the District Court entered an order exonerating and discharging the appeal bond posted by Mattel, and on December 27, 2013, MGA filed an acknowledgment of satisfaction of judgment. On December 30, 2013, Evanston Insurance Company's appeal in its action against Mattel was dismissed.
On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. On December 3, 2014, the Court overruled Mattel's request to dismiss MGA's case as barred as a result of prior litigation between the parties. On July 31, 2017, Mattel filed a motion for summary judgment on the grounds that MGA's complaint is barred by the statute of limitations.  On February 13, 2018, the Court granted Mattel's summary judgment motion. Consistent with this ruling, the Court entered judgment for Mattel on March 8, 2018. On April 24, 2018, MGA filed a Notice of Appeal of the judgment, and on December 20, 2018, MGA filed its opening appellate brief. On April 18, 2019, Mattel filed its responsive appellate brief, and on June 19, 2019, MGA filed its reply brief. Oral argument has not yet been scheduled. Mattel does not presently believe that damages in any amount are reasonably possible.  Accordingly, no liability has been accrued to date.

Litigation Related to Yellowstone do Brasil Ltda.
Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) was a customer of Mattel's subsidiary Mattel do Brasil Ltda. when a commercial dispute arose between Yellowstone and Mattel do Brasil regarding the supply of product and related payment terms. As a consequence of the dispute, in April 1999, Yellowstone filed a declarative action against Mattel do Brasil before the 15th Civil Court of Curitiba - State of Parana (the "Trial Court"), requesting the annulment of its security bonds and promissory notes given to Mattel do Brasil as well as requesting the Trial Court to find Mattel do Brasil liable for damages incurred as a result of Mattel do Brasil's alleged abrupt and unreasonable breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone's complaint sought alleged loss of profits of approximately $1 million, plus an unspecified amount of damages consisting of: (i) compensation for all investments made by Yellowstone to develop Mattel do Brasil's business; (ii) reimbursement of the amounts paid by Yellowstone to terminate labor and civil contracts in connection with the business; (iii) compensation for alleged unfair competition and for the goodwill of trade; and (iv) compensation for non-pecuniary damages.
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
The second court-appointed expert's report submitted at trial did not assign a value to any of Yellowstone's claims and found no evidence of causation between Mattel do Brasil's actions and such claims.
In January 2010, the Trial Court ruled in favor of Mattel do Brasil and denied all of Yellowstone's claims based primarily on the lack of any causal connection between the acts of Mattel do Brasil and Yellowstone's alleged damages. Additionally, the Trial Court upheld Mattel do Brasil's counterclaim and ordered Yellowstone to pay Mattel do Brasil approximately $4 million. The likelihood of Mattel do Brasil recovering this amount was uncertain due to the fact that Yellowstone was declared insolvent and filed for bankruptcy protection. In February 2010, Yellowstone filed a motion seeking clarification of the decision which was denied.
In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, plus attorney's fees, as adjusted for inflation and interest. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel do Brasil filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel do Brasil's motion also asked the Appeals Court to decide whether Yellowstone's award could be offset by the counterclaim award, despite Yellowstone's status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel do Brasil. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest, plus attorney's fees. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel do Brasil's right to offset its counterclaim award of approximately $7.5 million. Mattel do Brasil filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the "accounting documents" of Yellowstone. On April 26, 2015, a decision on the motion for clarification was rendered. The Appeals Court ruled that the motion for clarification was denied and imposed a fine on Mattel do Brasil equal to 1% of the value of the claims made for the delay caused by the motion. On July 3, 2015, Mattel do Brasil filed a special appeal to the Superior Court of Justice based upon both procedural and substantive grounds. This special appeal sought to reverse the Appeals Court's decision of July 26, 2013, and to reverse the fine as inappropriate under the law. This special appeal was submitted to the Appeals Court.

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
On August 31, 2017, the reporting justice for the Appeals Court denied Yellowstone's interlocutory appeal. As to Mattel, the reporting justice reversed the fine referenced above that had been previously imposed on Mattel for filing a motion for clarification. However, the reporting justice rejected Mattel's arguments on the merits of Yellowstone's damages claims. On September 22, 2017, Mattel filed a further appeal to the full panel of five appellate justices to challenge the merits of Yellowstone's damages claims. Yellowstone did not file a further appeal.
In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter, but the settlement was later rejected by the courts.
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. The actual amount to be paid by Mattel to Yellowstone has yet to be determined.

2017 Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California, (consolidating Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against Mattel, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuit asserts allegations that the defendants artificially inflated Mattel's common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and Mattel's overall financial condition. The lawsuit alleges that the defendants' conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices. On May 24, 2018, the Court granted Mattel's motion to dismiss the class action lawsuit, and on June 25, 2018, the plaintiff filed a motion informing the Court he would not be filing an amended complaint. Judgment was entered in favor of Mattel and the individual defendants on September 19, 2018. The plaintiff filed his Notice of Appeal on October 16, 2018 and his opening appellate brief on February 25, 2019. On April 26, 2019, Mattel filed its responsive appellate brief, and on June 17, 2019, plaintiff filed his reply brief. Oral argument has not yet been scheduled.
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
The lawsuits seek unspecified compensatory damages, attorneys' fees, expert fees, costs, and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them.  A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
2019 Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California (Wyatt v. Mattel, Inc., et al., filed March 6, 2019) against Mattel, Ynon Kreiz, and Joseph J. Euteneuer alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period February 7, 2019 through February 15, 2019. In general, the lawsuit alleges that the defendants artificially inflated Mattel's common stock price by knowingly making materially false and misleading statements and omissions to the investing public about Mattel's Structural Simplification Program and regarding prospects for Barbie and Hot Wheels in 2019. The lawsuit alleges that the defendants' conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices.

The lawsuit seeks unspecified compensatory damages, attorneys' fees, expert fees, and/or costs. Mattel believes that the allegations in the lawsuit are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
Sixteen purported class action lawsuits are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The class action lawsuits propose nationwide and statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep, and/or a class of all children who sustained an injury or death due to the alleged defective design of the Sleeper, and their parents.
Four additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of eight children. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.

The lawsuits seek compensatory damages, punitive damages, statutory damages, restitution, disgorgement, attorneys’ fees, costs, interest, declaratory relief, and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

23.	Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers.
Gross Sales
Although there were no changes to Mattel's commercial operations that impacted its operating segments, in the first quarter of 2019, Mattel modified its reporting structure for revenues, as outlined below, and reorganized its regional sales reporting structure within the International segment. Prior period amounts have been reclassified to conform to the current period presentation. Gross sales by categories are presented as follows:
Dolls—including brands such as Barbie, American Girl, Enchantimals, and Polly Pocket.
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, Fireman Sam, and Shimmer and Shine (Nickelodeon).
Vehicles—including brands such as Hot Wheels, Matchbox, and CARS (Disney Pixar).
Action Figures, Building Sets, and Games—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (Universal), and WWE.
Segment Data
Mattel's operating segments are: (i) North America, which consists of the U.S. and Canada, (ii) International, and (iii) American Girl. The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.

The following tables present information about revenues, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in the tables below). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel's Chief Operating Decision Maker uses gross and net sales by segment as metrics to measure segment performance. Such sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) represents each segment's operating income (loss), while consolidated operating loss represents loss from operations before net interest, other non-operating (income) expense, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, severance and other restructuring costs, share-based compensation, corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Revenues by Segment
North America	$447,354	$442,883	$816,745	$791,273
International	480,507	466,676	845,685	850,810
American Girl	34,405	44,561	79,962	112,048
Gross sales	962,266	954,120	1,742,392	1,754,131
Sales adjustments	(102,203)	(113,372)	(193,083)	(205,011)
Net sales	$860,063	$840,748	$1,549,309	$1,549,120

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Segment Income (Loss)
North America (a)	$28,297	$(25,940)	$6,712	$(132,690)
International (a)	(3,507)	(49,740)	(27,810)	(122,005)
American Girl (a)	(16,305)	(16,222)	(30,559)	(31,065)
	8,485	(91,902)	(51,657)	(285,760)
Corporate and other expense (b)	(59,901)	(97,289)	(130,718)	(180,012)
Operating loss	(51,416)	(189,191)	(182,375)	(465,772)
Interest expense	46,234	43,467	93,192	84,546
Interest (income)	(1,532)	(1,699)	(3,804)	(4,846)
Other non-operating (income) expense, net	(294)	3,063	1,610	2,455
Loss before income taxes	$(95,824)	$(234,022)	$(273,373)	$(547,927)
__________________________________________

(a)
Segment income (loss) for the three and six months ended June 30, 2019 included charges of $3.1 million and $30.4 million, respectively, attributable to the inclined sleeper product recalls, substantially all of which was recorded in the North America segment. Segment income (loss) for the three and six months ended June 30, 2018 included $(7.0) million and $79.8 million, respectively, of net sales reversal and bad debt expense, net attributable to the Toys "R" Us liquidation. Of the $79.8 million of charges recognized for the six months ended June 30, 2018, $68.5 million, $9.6 million, and $1.7 million was recorded in the North America, International, and American Girl segments, respectively.

(b)
Corporate and other expense included severance and restructuring charges of $14.4 million and $23.1 million for the three and six months ended June 30, 2019, respectively, and $47.8 million and $72.7 million for the three and six months ended June 30, 2018, respectively, and share-based compensation expense of $12.4 million and $24.3 million for the three and six months ended June 30, 2019, respectively, and $8.0 million and $22.4 million for the three and six months ended June 30, 2018, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2019	June 30, 2018	December 31, 2018
	(In thousands)
Assets by Segment
North America	$622,614	$591,273	$615,654
International	677,958	692,341	728,870
American Girl	42,681	78,315	43,748
	1,343,253	1,361,929	1,388,272
Corporate and other	134,839	133,423	124,700
Accounts receivable and inventories, net	$1,478,092	$1,495,352	$1,512,972

The table below presents worldwide revenues by categories:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Revenues by Categories (a)
Dolls	$273,405	$266,632	$526,291	$523,989
Infant, Toddler, and Preschool	251,996	288,002	445,622	514,648
Vehicles	214,137	215,038	397,498	403,971
Action Figures, Building Sets, and Games	222,728	184,448	372,981	311,523
Gross sales	962,266	954,120	1,742,392	1,754,131
Sales adjustments	(102,203)	(113,372)	(193,083)	(205,011)
Net sales	$860,063	$840,748	$1,549,309	$1,549,120
__________________________________________

(a)	Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
The table below presents supplemental disclosure of worldwide revenues:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Revenues by Top 3 Power Brands
Barbie	$186,531	$170,733	$350,009	$323,424
Hot Wheels	175,199	167,306	325,735	312,246
Fisher-Price and Thomas & Friends	222,409	236,176	394,807	423,971
Other	378,127	379,905	671,841	694,490
Gross sales	962,266	954,120	1,742,392	1,754,131
Sales adjustments	(102,203)	(113,372)	(193,083)	(205,011)
Net sales	$860,063	$840,748	$1,549,309	$1,549,120

Geographic Information
The table below presents information by geographic area. Revenues are attributed to countries based on location of the customer.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Revenues
North America	$481,759	$487,444	$896,707	$903,321
International (a)
EMEA	234,107	219,525	450,456	449,069
Latin America	141,310	138,550	216,560	213,018
Asia Pacific	105,090	108,601	178,669	188,723
Total International	480,507	466,676	845,685	850,810
Gross sales	962,266	954,120	1,742,392	1,754,131
Sales adjustments	(102,203)	(113,372)	(193,083)	(205,011)
Net sales	$860,063	$840,748	$1,549,309	$1,549,120

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
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 will become effective for the fiscal year beginning on January 1, 2021. Early adoption is permitted and the amendments will be applied retrospectively to all periods presented. Mattel is currently evaluating the impact of the adoption of ASU 2018-14 on its consolidated financial statements.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Financial Instruments-Credit Losses, Derivatives and Hedging, and Financial Instruments, which clarifies and improves guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. ASU 2019-04 will become effective for the fiscal year beginning on January 1, 2020 and early adoption is permitted. Amendments related to equity securities without readily determinable fair values require prospective application. Amendments related to the codification improvements to ASU 2017-12 are permitted to be either retrospectively applied as of the date of adoption of ASU 2017-02 or applied prospectively beginning January 1, 2020. All other amendments will be applied on a modified-retrospective transition method. Mattel is currently evaluating the impact of the adoption of ASU 2019-04 on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In the discussion that follows, "Mattel" refers to Mattel, Inc. and/or one or more of its family of companies.
The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear in Part I, Item 1 of this Quarterly Report on Form 10-Q. Mattel's business is seasonal with consumers making a large percentage of all toy purchases during the traditional holiday season; therefore, results of operations are comparable only with corresponding periods.
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

Overview
Mattel is a leading global children's entertainment company that specializes in the design and production of quality toys and consumer products. Mattel's products are among the most widely recognized toy products in the world. Mattel's mission is to "create innovative products and experiences that inspire, entertain, and develop children through play." In order to deliver on this mission, Mattel is focused on the following two-part strategy to transform Mattel from a toy manufacturing company into an intellectual property ("IP") driven, high-performing toy company:

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
Mattel is the owner of a portfolio of global brands with vast intellectual property potential. Mattel's portfolio of brands and products are organized into the following categories:
Dolls—including brands such as Barbie, American Girl, Enchantimals, and Polly Pocket. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. With an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, Barbie is the premier fashion doll for children around the world. American Girl is best known for imparting valuable life lessons through its inspiring dolls and books, featuring diverse characters from past and present. Its products are sold directly to consumers via its catalog, website, and proprietary retail stores.
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, Fireman Sam, and Shimmer and Shine (Nickelodeon). An institution in learning and child development for over 85 years, Fisher-Price is driven to enrich children's lives from birth to school readiness, helping families provide their children with the best possible start. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through content, toys, live events, and other lifestyle categories.
Vehicles—including brands such as Hot Wheels, Matchbox, and CARS (Disney Pixar). In production for over 50 years, Hot Wheels continues to push the limits of performance and design and ignites the challenger spirit of kids, adults, and collectors. From diecast cars, to tracks, playsets, and advanced play products, the Hot Wheels portfolio has broad appeal that engages and excites kids.
Action Figures, Building Sets, and Games—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (Universal), and WWE. From big blocks to small bricks, first builders to advanced collectors, MEGA creates products that spark purposeful play and encourage kids and adults to "build beyond." America's number one game, UNO is the classic matching card game that is easy to pick up and fast fun for everyone.
Mattel's operating segments are: (i) North America, which consists of the U.S. and Canada, (ii) International, and (iii) American Girl.  The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.
Results of Operations—Second Quarter
Consolidated Results
Net sales for the second quarter of 2019 were $860.1 million, a 2% increase, as compared to $840.7 million in the second quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. Net loss for the second quarter of 2019 was $108.0 million, or $0.31 per share, as compared to a net loss of $240.9 million, or $0.70 per share, in the second quarter of 2018, primarily due to higher gross profit and lower other selling and administrative expenses.

The following table provides a summary of Mattel's consolidated results for the second quarter of 2019 and 2018:

	For the Three Months Ended				Year/Year Change
	June 30, 2019		June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$860.1	100.0%	$840.7	100.0%	2%	—
Gross profit	$341.4	39.7%	$253.2	30.1%	35%	960
Advertising and promotion expenses	84.5	9.8%	82.4	9.8%	3%	—
Other selling and administrative expenses	308.3	35.8%	360.0	42.8%	-14%	-700
Operating loss	(51.4)	-6.0%	(189.2)	-22.5%	-73%	1,650
Interest expense	46.2	5.4%	43.5	5.2%	6%	20
Interest (income)	(1.5)	-0.2%	(1.7)	-0.2%	-10%	—
Other non-operating (income) expense, net	(0.3)		3.1
Loss before income taxes	$(95.8)	-11.1%	$(234.0)	-27.8%	-59%	1,670
Sales
Net sales for the second quarter of 2019 were $860.1 million, an increase of $19.4 million or 2%, as compared to $840.7 million in the second quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 3 percentage points.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the second quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$273.4	$266.6	3%	-3%
Infant, Toddler, and Preschool	252.0	288.0	-13%	-2%
Vehicles	214.1	215.0	—%	-3%
Action Figures, Building Sets, and Games	222.7	184.4	21%	-2%
Gross Sales	$962.3	$954.1	1%	-3%
Sales Adjustments	(102.2)	(113.4)
Net Sales	$860.1	$840.7	2%	-3%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$186.5	$170.7	9%	-4%
Hot Wheels	175.2	167.3	5%	-4%
Fisher-Price and Thomas & Friends	222.4	236.2	-6%	-2%
Other	378.1	379.9	—%	-2%
Gross Sales	$962.3	$954.1	1%	-3%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.

Gross sales were $962.3 million in the second quarter of 2019, an increase of $8.2 million or 1%, as compared to $954.1 million in the second quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. The increase in second quarter of 2019 gross sales was primarily due to higher sales of Action Figures, Building Sets, and Games, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 3% increase in Dolls gross sales, 7% was due to higher sales of Barbie products and 4% was due to higher sales of Polly Pocket products, partially offset by lower sales of American Girl products of 5% and Enchantimals products of 3%.
Of the 13% decrease in Infant, Toddler, and Preschool gross sales, 5% was due to lower sales of Fisher-Price and Thomas & Friends products and 5% was due to lower sales of Fisher-Price Friends products.
Vehicles gross sales remained flat year-over-year with higher sales of Hot Wheels products, substantially offset by lower sales of Jurassic World and CARS products following the movie launch years.
Of the 21% increase in Action Figures, Building Sets, and Games gross sales, 34% was due to initial sales of Toy Story 4 products as a result of its theatrical release in the second quarter of 2019, partially offset by lower sales of Jurassic World products of 16% following the movie launch year.
Cost of Sales
Cost of sales as a percentage of net sales was 60.3% in the second quarter of 2019, as compared to 69.9% in the second quarter of 2018. Cost of sales decreased by $68.8 million, or 12%, to $518.7 million in the second quarter of 2019 from $587.5 million in the second quarter of 2018, as compared to a 2% increase in net sales. Within cost of sales, product and other costs decreased by $57.5 million, or 13%, to $399.1 million in the second quarter of 2019 from $456.6 million in the second quarter of 2018; freight and logistics expenses decreased by $10.6 million, or 14%, to $66.1 million in the second quarter of 2019 from $76.7 million in the second quarter of 2018; and royalty expense decreased by $0.7 million, or 1%, to $53.5 million in the second quarter of 2019 from $54.2 million in the second quarter of 2018.
Gross Margin
Gross margin increased to 39.7% in the second quarter of 2019 from 30.1% in the second quarter of 2018. The increase in gross margin was primarily driven by incremental Structural Simplification savings, favorable product mix, and lower obsolescence expense.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the second quarter of 2019 was 9.8%, which was flat as compared to the second quarter of 2018.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $308.3 million, or 35.8% of net sales, in the second quarter of 2019, as compared to $360.0 million, or 42.8% of net sales, in the second quarter of 2018. The decrease in other selling and administrative expenses was primarily driven by lower severance and other restructuring charges and incremental Structural Simplification savings.
Interest Expense
Interest expense was $46.2 million in the second quarter of 2019, as compared to $43.5 million in the second quarter of 2018. The increase in interest expense was due to higher interest rates on refinanced debt.
Provision for Income Taxes
Mattel's provision for income taxes was $12.2 million and $6.9 million for the three months ended June 30, 2019 and June 30, 2018, respectively. During the three months ended June 30, 2019 and 2018, Mattel recognized net discrete tax expense of $0.8 million and net discrete tax benefit of $2.3 million, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.

Segment Results
North America Segment
The following table provides a summary of Mattel's gross sales for the North America segment by categories, along with supplemental information by brand, for the second quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$93.3	$84.1	11%	—%
Infant, Toddler, and Preschool	142.6	161.3	-12%	-1%
Vehicles	88.6	92.2	-4%	—%
Action Figures, Building Sets, and Games	122.8	105.3	17%	—%
Gross Sales	$447.4	$442.9	1%	—%
Sales Adjustments	(24.5)	(30.2)
Net Sales	$422.9	$412.7	2%	-1%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$78.5	$69.2	13%	-1%
Hot Wheels	68.6	70.8	-3%	—%
Fisher-Price and Thomas & Friends	124.6	128.5	-3%	—%
Other	175.7	174.5	1%	—%
Gross Sales	$447.4	$442.9	1%	—%
_________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the North America segment were $447.4 million in the second quarter of 2019, an increase of $4.5 million, or 1%, as compared to $442.9 million in the second quarter of 2018. The increase in the North America segment gross sales was primarily due to higher sales of Action Figures, Building Sets, and Games and Dolls, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 11% increase in Dolls gross sales, 11% was due to higher sales of Barbie products, primarily driven by positive POS brand momentum, including the celebration of Barbie's 60th Anniversary.
Of the 12% decrease in Infant, Toddler, and Preschool gross sales, 6% was due to lower sales of Fisher-Price Friends products and 2% was due to lower sales of Fisher Price and Thomas & Friends products.
Of the 4% decrease in Vehicles gross sales, 3% was due to lower sales of Jurassic World products.
Of the 17% increase in Action Figure, Building Sets, and Games gross sales, 30% was due to initial sales of Toy Story 4 products as a result of its theatrical release in the second quarter of 2019, partially offset by lower sales of Jurassic World products of 13% following the movie launch year.
Cost of sales decreased 12% in the second quarter of 2019, as compared to a 2% increase in net sales, primarily due to lower product and other costs and lower freight and logistics expenses. Gross margin in the second quarter of 2019 increased primarily due to incremental Structural Simplification savings, lower obsolescence expense, and favorable product mix.
North America segment income was $28.3 million in the second quarter of 2019, as compared to segment loss of $25.9 million in the second quarter of 2018, primarily due to higher gross profit.

International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the second quarter of 2019 versus 2018:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International (a)	5%	-6%
EMEA	6%	-7%
Latin America	4%	-5%
Asia Pacific	4%	-5%
The following table provides a summary of percentage changes in gross sales within the International segment in the second quarter of 2019 versus 2018:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International (a)	3%	-6%
EMEA	7%	-6%
Latin America	2%	-5%
Asia Pacific	-3%	-5%
__________________________________________

(a)
Mattel reorganized its regional sales reporting structure in the first quarter of 2019. As a result, the new regions are Europe, the Middle East, and Africa ("EMEA"), Latin America, and Asia Pacific. The Middle East, Africa, Russia, and Turkey were previously included in the Asia Pacific region (previously Global Emerging Markets) and are now included in EMEA (previously Europe). Prior period amounts have been reclassified to conform to the current period presentation. Refer to "Note 23 to the Consolidated Financial Statements—Segment Information" of this Quarterly Report on Form 10-Q for additional information.

The following table provides a summary of Mattel's gross sales for the International segment by categories, along with supplemental brand information, for the second quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$145.7	$138.1	6%	-6%
Infant, Toddler, and Preschool	109.4	126.7	-14%	-5%
Vehicles	125.5	122.9	2%	-7%
Action Figures, Building Sets, and Games	99.9	79.1	26%	-5%
Gross Sales	$480.5	$466.7	3%	-6%
Sales Adjustments	(76.9)	(81.9)
Net Sales	$403.6	$384.8	5%	-6%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$108.1	$101.6	6%	-7%
Hot Wheels	106.6	96.5	10%	-8%
Fisher-Price and Thomas & Friends	97.8	107.7	-9%	-4%
Other	168.1	160.9	4%	-5%
Gross Sales	$480.5	$466.7	3%	-6%
_________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.

Gross sales for the International segment were $480.5 million in the second quarter of 2019, an increase of $13.8 million, or 3%, as compared to $466.7 million in the second quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 6 percentage points. The increase in the International segment gross sales was primarily due to higher sales of Action Figures, Building Sets, and Games, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 6% increase in Dolls gross sales, 6% was due to higher sales of Polly Pocket products and 5% was due to higher sales of Barbie products, partially offset by lower sales of Enchantimals products of 4%.
Of the 14% decrease in Infant, Toddler, and Preschool gross sales, 8% was due to lower sales of Fisher-Price and Thomas & Friends products and 4% was due to lower sales of Fisher-Price Friends products.
Of the 2% increase in Vehicles gross sales, 8% was due to higher sales of Hot Wheels products, partially offset by lower sales of CARS products of 3% and lower sales of Jurassic World products of 3%.
Of the 26% increase in Action Figures, Building Sets, and Games gross sales, 40% was due to initial sales of Toy Story 4 products as a result of its theatrical release in the second quarter of 2019, partially offset by lower sales of Jurassic World products of 20% following the movie launch year.
Cost of sales decreased 10% in the second quarter of 2019, as compared to a 5% increase in net sales, primarily due to lower product and other costs. Gross margin in the second quarter of 2019 increased primarily due to price increases, incremental Structural Simplification savings, favorable mix, and the favorable impact of fixed cost absorption due to higher sales.
International segment loss was $3.5 million in the second quarter of 2019, as compared to a segment loss of $49.7 million in the second quarter of 2018, primarily due to higher gross profit and lower other selling and administrative expenses.
American Girl Segment
The following table provides a summary of Mattel's gross sales for the American Girl segment for the second quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$34.4	$44.6	-23%	—%
Sales Adjustments	(0.9)	(1.4)
Total Net Sales	$33.5	$43.2	-22%	—%
Gross sales for the American Girl segment were $34.4 million in the second quarter of 2019, a decrease of $10.2 million, or 23%, as compared to $44.6 million in the second quarter of 2018. The 23% decrease in American Girl gross sales was primarily due to lower sales in proprietary retail and direct channels.
Cost of sales decreased 27% in the second quarter of 2019, as compared to a 22% decrease in net sales, primarily due to lower product and other costs. Gross margin in the second quarter of 2019 increased primarily due to lower obsolescence expense, partially offset by the unfavorable impact of fixed cost absorption due to lower sales.
American Girl segment loss in the second quarter of 2019 was flat, as compared to the second quarter of 2018.
Results of Operations—First Half
Consolidated Results
Net sales were $1.55 billion for the first half of 2019 and 2018. Net loss for the first half of 2019 was $291.7 million, or $0.84 per share, as compared to a net loss of $552.2 million, or $1.60 per share, in the first half of 2018, primarily due to lower other selling and administrative expenses and higher gross profit. Net loss for the first half of 2019 includes the impact of approximately $30 million related to the inclined sleeper product recalls. Net loss for the first half of 2018 includes a sales reversal of approximately $30 million and bad debt expense, net of approximately $50 million as a result of the Toys "R" Us liquidation.

The following table provides a summary of Mattel's consolidated results for the first half of 2019 and 2018:

	For the Six Months Ended				Year/Year Change
	June 30, 2019		June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,549.3	100.0%	$1,549.1	100.0%	—%	—
Gross profit	$581.2	37.5%	$472.1	30.5%	23%	700
Advertising and promotion expenses	154.0	9.9%	153.2	9.9%	—%	—
Other selling and administrative expenses	609.6	39.3%	784.6	50.6%	-22%	-1,130
Operating loss	(182.4)	-11.8%	(465.8)	-30.1%	-61%	1,830
Interest expense	93.2	6.0%	84.5	5.5%	10%	50
Interest (income)	(3.8)	-0.2%	(4.8)	-0.3%	-22%	10
Other non-operating expense, net	1.6		2.5
Loss before income taxes	$(273.4)	-17.6%	$(547.9)	-35.4%	-50%	1,780
Sales
Net sales were $1.55 billion for the first half of 2019 and 2018.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the first half of 2019 and 2018:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$526.3	$524.0	—%	-4%
Infant, Toddler, and Preschool	445.6	514.6	-13%	-2%
Vehicles	397.5	404.0	-2%	-5%
Action Figures, Building Sets, and Games	373.0	311.5	20%	-2%
Gross Sales	$1,742.4	$1,754.1	-1%	-4%
Sales Adjustments	(193.1)	(205.0)
Net Sales	$1,549.3	$1,549.1	—%	-3%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$350.0	$323.4	8%	-5%
Hot Wheels	325.7	312.2	4%	-5%
Fisher-Price and Thomas & Friends	394.8	424.0	-7%	-3%
Other	671.8	694.5	-3%	-2%
Gross Sales	$1,742.4	$1,754.1	-1%	-4%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales were $1.74 billion in the first half of 2019, a decrease of $11.7 million or 1%, as compared to $1.75 billion in the first half of 2018, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. Gross sales in the first half of 2018 included the Toys "R" Us sales reversal of approximately $30 million. The decrease in the first half of 2019 gross sales was primarily due to lower sales of Infant, Toddler, and Preschool, substantially offset by higher sales of Action Figures, Building Sets, and Games.

Dolls gross sales remained flat year-over-year with higher sales of Barbie products and higher sales of Polly Pocket products, substantially offset by lower sales of American Girl products.
Of the 13% decrease in Infant, Toddler, and Preschool gross sales, 5% was due to lower sales of Fisher-Price and Thomas & Friends products and 5% was due to lower sales of Fisher-Price Friends products.
Of the 2% decrease in Vehicles gross sales, 4% was due to lower sales of CARS products and 2% was due to lower sales of Jurassic World products, partially offset by higher sales of Hot Wheels of 4%.
Of the 20% increase in Action Figures, Building Sets, and Games gross sales, 28% was due to initial sales of Toy Story 4 products as a result of its theatrical release in the second quarter of 2019, partially offset by lower sales of Jurassic World products of 6%.
Cost of Sales
Cost of sales as a percentage of net sales was 62.5% in the first half of 2019, as compared to 69.5% in the first half of 2018. Cost of sales decreased by $108.9 million, or 10%, to $968.1 million in the first half of 2019 from $1.08 billion in the first half of 2018, as compared to flat net sales. Within cost of sales, product and other costs decreased by $86.6 million, or 10%, to $750.3 million in the first half of 2019 from $836.8 million in the first half of 2018; freight and logistics expenses decreased by $22.1 million, or 15%, to $129.1 million in the first half of 2019 from $151.2 million in the first half of 2018; and royalty expense decreased by $0.2 million, or 0%, to $88.7 million in the first half of 2019 from $88.9 million in the first half of 2018.
Gross Margin
Gross margin increased to 37.5% in the first half of 2019 from 30.5% in the first half of 2018. The increase in gross margin was primarily driven by incremental Structural Simplification savings, favorable product mix, and the benefit from the absence of the first quarter of 2018 Toys "R" Us sales reversal of approximately $30 million, partially offset by the impact of the inclined sleeper product recalls of approximately $26 million.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the first half of 2019 was 9.9%, which was flat as compared to the first half of 2018.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $609.6 million, or 39.3% of net sales, in the first half of 2019, as compared to $784.6 million, or 50.6% of net sales, in the first half of 2018. The decrease in other selling and administrative expenses was primarily driven by incremental Structural Simplification savings, the benefit from the absence of the first half of 2018 Toys "R" Us bad debt expense of approximately $50 million, and lower severance and other restructuring charges.
Interest Expense
Interest expense was $93.2 million in the first half of 2019, as compared to $84.5 million in the first half of 2018. The increase in interest expense was due to higher interest rates on refinanced debt.
Provision for Income Taxes
Mattel's provision for income taxes was $18.3 million and $4.3 million for the first half of 2019 and 2018, respectively. During the first half of 2019 and 2018, Mattel recognized net discrete tax expense of $2.3 million and $2.2 million, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.

Segment Results
North America Segment
The following table provides a summary of Mattel's gross sales for the North America segment by categories, along with supplemental information by brand, for the first half of 2019 and 2018:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$173.6	$153.4	13%	—%
Infant, Toddler, and Preschool	250.6	280.1	-11%	-1%
Vehicles	173.6	175.4	-1%	—%
Action Figures, Building Sets, and Games	219.0	182.4	20%	—%
Gross Sales	$816.7	$791.3	3%	—%
Sales Adjustments	(52.5)	(52.4)
Net Sales	$764.3	$738.9	3%	-1%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$147.8	$129.6	14%	—%
Hot Wheels	135.6	134.3	1%	—%
Fisher-Price and Thomas & Friends	221.2	228.3	-3%	—%
Other	312.2	299.0	4%	-1%
Gross Sales	$816.7	$791.3	3%	—%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the North America segment were $816.7 million in the first half of 2019, an increase of $25.4 million, or 3%, as compared to $791.3 million in the first half of 2018. Gross sales in the first half of 2018 included the Toys "R" Us sales reversal of approximately $27 million. The increase in the North America segment gross sales was primarily due to higher sales of Action Figures, Building Sets, and Games and Dolls, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 13% increase in Dolls gross sales, 12% was due to higher sales of Barbie products primarily driven by positive POS brand momentum, including the celebration of Barbie's 60th Anniversary.
Of the 11% decrease in Infant, Toddler, and Preschool gross sales, 6% was due to lower sales of Fisher-Price Friends products and 3% was due to lower sales of Fisher-Price and Thomas & Friends products.
Of the 1% decrease in Vehicles gross sales, 2% was due to lower sales of Jurassic World products, partially offset by higher sales of Hot Wheels products of 1%.
Of the 20% increase in Action Figures, Building Sets, and Games gross sales, 27% was due to initial sales of Toy Story 4 products as a result of its theatrical release in the second quarter of 2019, partially offset by lower sales of Jurassic World products of 5%.
Cost of sales decreased 9% during the first half of 2019, as compared to a 3% increase in net sales, primarily due to lower product and other costs and lower freight and logistics expense. Gross margin in the first half of 2019 increased primarily due to incremental Structural Simplification savings, the benefit from the absence of the first quarter of 2018 Toys "R" Us sales reversal of approximately $27 million, and lower obsolescence expense, partially offset by the impact of the inclined sleeper product recalls of approximately $25 million.

North America segment income was $6.7 million in the first half of 2019, as compared to segment loss of $132.7 million in the first half of 2018, primarily due to higher gross profit and lower other selling and administrative expenses. North America segment income for the first half of 2019 includes the impact of the inclined sleeper product recalls of approximately $29 million. North America segment loss for the first half of 2018 includes the net sales reversal and bad debt expense, net attributable to the Toy "R" Us liquidation of approximately $69 million.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first half of 2019 versus 2018:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	1%	-7%
EMEA	—%	-8%
Latin America	3%	-6%
Asia Pacific	—%	-5%
The following table provides a summary of percentage changes in gross sales within the International segment in the first half of 2019 versus 2018:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-1%	-8%
EMEA	—%	-9%
Latin America	2%	-6%
Asia Pacific	-5%	-5%
__________________________________________
(a) Mattel reorganized its regional sales reporting structure in the first quarter of 2019. As a result, the new regions are Europe, the Middle East, and Africa ("EMEA"), Latin America, and Asia Pacific. The Middle East, Africa, Russia, and Turkey were previously included in the Asia Pacific region (previously Global Emerging Markets) and are now included in EMEA (previously Europe). Prior period amounts have been reclassified to conform to the current period presentation. Refer to "Note 23 to the Consolidated Financial Statements—Segment Information" of this Quarterly Report on Form 10-Q for additional information.

The following table provides a summary of Mattel's gross sales for the International segment by categories, along with supplemental brand information, for the first half of 2019 and 2018:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$272.8	$258.8	5%	-9%
Infant, Toddler, and Preschool	195.0	234.6	-17%	-5%
Vehicles	223.9	228.6	-2%	-8%
Action Figures, Building Sets, and Games	154.0	128.9	19%	-7%
Gross Sales	$845.7	$850.8	-1%	-8%
Sales Adjustments	(138.6)	(148.8)
Net Sales	$707.1	$702.0	1%	-7%

Supplemental Revenue Disclosure:
Revenues by Top 3 Power Brands
Barbie	$202.3	$193.8	4%	-9%
Hot Wheels	190.1	178.0	7%	-9%
Fisher-Price and Thomas & Friends	173.6	195.6	-11%	-5%
Other	279.7	283.4	-1%	-6%
Gross Sales	$845.7	$850.8	-1%	-8%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the International segment were $845.7 million in the first half of 2019, a decrease of $5.1 million, or 1%, as compared to $850.8 million in the first half of 2018, with an unfavorable impact from changes in currency exchange rates of 8 percentage points. The decrease in the International segment gross sales was primarily as a result of lower sales of Infant, Toddler, and Preschool, partially offset by higher sales of Action Figures, Building Sets, and Games.
Of the 5% increase in Dolls gross sales, 5% was due to higher sales of Polly Pocket products and 3% was due to higher sales of Barbie products, partially offset by lower sales of Enchantimals products of 2%.
Of the 17% decrease in Infant, Toddler, and Preschool gross sales, 9% was due to lower sales of Fisher-Price and Thomas & Friends products and 5% was due to lower sales of Fisher-Price Friends products.
Of the 2% decrease in Vehicles gross sales, 5% was due to lower sales of CARS products and 1% was due to lower sales of Jurassic World products, partially offset by higher sales of Hot Wheels products of 5%.
Of the 19% increase in Action Figures, Building Sets, and Games gross sales, 27% was due to initial sales of Toy Story 4 products as a result of its theatrical release in the second quarter of 2019, partially offset by lower sales of Jurassic World products of 8%.
Cost of sales decreased 9% in the first half of 2019, as compared to a 1% increase in net sales, primarily due to lower product and other costs. Gross margin in the first half of 2019 increased primarily due to price increases, incremental Structural Simplification savings, favorable mix, and the favorable impact of fixed cost absorption due to higher sales.
International segment loss was $27.8 million in the first half of 2019, as compared to a segment loss of $122.0 million in the first half of 2018, primarily due to higher gross profit and lower other selling and administrative expenses.

American Girl Segment
The following table provides a summary of Mattel's gross sales for the American Girl segment for the first half of 2019 and 2018:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$80.0	$112.0	-29%	-1%
Sales Adjustments	(2.0)	(3.9)
Total Net Sales	$78.0	$108.2	-28%	—%
Gross sales for the American Girl segment were $80.0 million in the first half of 2019, a decrease of $32.0 million, or 29%, as compared to $112.0 million in the first half of 2018. The decrease in American Girl gross sales was primarily due to lower sales in proprietary retail and direct channels.
Cost of sales decreased 31% in the first half of 2019, as compared to a 28% decrease in net sales, primarily due to lower product and other costs. Gross margin in the first half of 2019 increased primarily due to favorable product mix, partially offset by the unfavorable impact of fixed cost absorption due to lower sales.
American Girl segment loss in the first half of 2019 was flat, as compared to the first half of 2018.
Cost Savings Programs
Structural Simplification Cost Savings Program
During the third quarter of 2017, Mattel initiated its Structural Simplification cost savings program. As of June 30, 2019, Mattel successfully achieved $754 million of run-rate savings, exceeding its two year target of $650 million. Mattel expects to achieve an additional $100 million of run-rate savings during the second half of 2019, the majority of which is expected to be realized in 2020.
The major initiatives of the Structural Simplification cost savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
Mattel realized cost savings (before severance, investments, and cost inflation) relating to the Structural Simplification cost savings program of approximately $136 million (approximately $67 million within gross profit, approximately $65 million within other selling and administrative expenses, and approximately $4 million within advertising and promotion expenses) during the first half of 2019.

In connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring charges of $15.2 million and $72.7 million during the first half of 2019 and 2018, respectively. Of the total charges recorded during the first half of 2019, $7.2 million related to severance charges and $8.0 million related to other restructuring costs, which consisted primarily of consulting fees. Of the total charges recorded during the first half of 2018, $46.5 million related to severance charges and $26.2 million related to other restructuring costs, which consisted primarily of consulting fees. To date, Mattel has recorded cumulative severance and other restructuring charges of $170.1 million and expects to incur total severance and restructuring charges of approximately $185 million related to the Structural Simplification cost savings program.
Capital Light Initiative
During the first quarter of 2019, Mattel announced the commencement of its Capital Light initiative to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. Mattel expects that this initiative will result in incremental savings, costs, and non-cash charges. In connection with the Capital Light initiative, Mattel recorded severance and other restructuring charges of $11.5 million during the three and six months ended June 30, 2019, with $8.0 million recorded within other selling and administrative expenses and $3.5 million recorded within cost of sales in the consolidated statements of operations. Mattel currently expects to incur total severance and restructuring charges, excluding non-cash charges, of approximately $24 million in 2019, and realize run-rate cost savings of approximately $30 million related to such costs exiting 2019.
Income Taxes
Mattel's provision for income taxes was $12.2 million and $18.3 million for the three and six months ended June 30, 2019, respectively, as compared to a provision for income taxes of $6.9 million and $4.3 million for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019, Mattel recognized a net discrete tax expense of $0.8 million and $2.3 million, respectively, as compared to a net discrete tax benefit of $2.3 million and a net discrete tax expense of $2.2 million for the three and six months ended June 30, 2018, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its cash and equivalents balances, including access to earnings of its foreign subsidiaries, short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities, and issuances of long-term debt securities. Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its senior secured revolving credit facility covenants, or a deterioration of Mattel's credit ratings. Mattel's ability to conduct its operations could be negatively impacted should these or other adverse conditions affect its primary sources of liquidity.
Of Mattel's $194.1 million in cash and equivalents as of June 30, 2019, approximately $165 million was held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations may include investing and financing activities such as debt service, dividends, and share repurchases. Cash flows generated by its worldwide operations, the senior secured revolving credit facilities, alternative forms of financing, and access to capital markets are available to fund Mattel's operations and obligations.

Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel continues to actively manage its capital structure and believes that it has sufficient liquidity to run its business.
Subject to market conditions, Mattel intends to utilize its senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of June 30, 2019, there was approximately $45 million outstanding under the senior secured revolving credit facilities and approximately $70 million in outstanding letters of credit under the senior secured revolving credit facilities.
Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
Mattel monitors the third-party depository institutions that hold Mattel's cash and equivalents. Mattel's emphasis is primarily on safety and liquidity of principal, and secondarily on maximizing the yield on those funds. Mattel diversifies its cash and equivalents among counterparties and securities to minimize risks.
Mattel is subject to credit risks relating to the ability of its counterparties in hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of Mattel's foreign currency forward exchange contracts. Mattel closely monitors its counterparties and takes action, as necessary, to manage its counterparty credit risk.
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers' financial condition and their liquidity in order to mitigate Mattel's accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of the Toys "R" Us liquidation, Mattel wrote off approximately $87 million of accounts receivable in the first quarter of 2018 as collectibility was not considered probable as of March 31, 2018. Mattel recorded net bad debt recoveries of approximately $7 million of previously reserved Toys "R" Us accounts receivable in the three months ended June 30, 2018.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel's future contributions to these plans.
Operating Activities
Cash flows used for operating activities were $400.5 million in the first half of 2019, as compared to $556.6 million in the first half of 2018. The cash flows used for operating activities decreased primarily due to a lower net loss, excluding the impact of non-cash charges.
Investing Activities
Cash flows used for investing activities were $43.7 million in the first half of 2019, as compared to $85.2 million in the first half of 2018. The decrease in cash flows used for investing activities was primarily driven by lower capital spending and proceeds from foreign currency forward exchange contracts in the first half of 2019.
Financing Activities
Cash flows provided by financing activities were $40.7 million in the first half of 2019, as compared to cash flows used for financing activities of $198.0 million in the first half of 2018. The decrease in cash flows used for financing activities was primarily driven by the absence of the net repayments of long-term borrowings of $274.5 million during the first half of 2018.
Seasonal Financing
See Item 1 "Financial Statements—Note 9 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.

Financial Position
Mattel's cash and equivalents decreased $400.4 million to $194.1 million at June 30, 2019, as compared to $594.5 million at December 31, 2018. The decrease was primarily due to seasonal working capital usage and a net loss, excluding non-cash charges, for the first half of 2019.
Accounts receivable decreased $214.4 million to $755.7 million at June 30, 2019, as compared to $970.1 million at December 31, 2018, primarily due to the seasonality of Mattel's business and tighter working capital management. Inventory increased $179.5 million to $722.4 million at June 30, 2019, as compared to $542.9 million at December 31, 2018, primarily due to seasonal inventory build.
Accounts payable and accrued liabilities decreased to $1.01 billion at June 30, 2019, as compared to $1.24 billion at December 31, 2018. The decrease was primarily due to the seasonal decline in accounts payable and the timing and amount of payments for various liabilities, including incentive compensation and royalties.
As of June 30, 2019 and December 31, 2018, Mattel had $45.0 million and $4.2 million, respectively, of short-term borrowings outstanding.
A summary of Mattel's capitalization is as follows:

	June 30, 2019		June 30, 2018		December 31, 2018
	(In millions, except percentage information)
Cash and equivalents	$194.1		$228.6		$594.5

Short-term borrowings	45.0	1%	80.0	2%	4.2	—%
2010 Senior Notes due October 2020 and October 2040	500.0	15	500.0	14	500.0	14
2011 Senior Notes due November 2041	300.0	9	300.0	8	300.0	8
2013 Senior Notes due March 2023	250.0	7	250.0	7	250.0	7
2016 Senior Notes due August 2021	350.0	10	350.0	10	350.0	10
2017/2018 Senior Notes due December 2025	1,500.0	45	1,500.0	41	1,500.0	42
Debt issuance costs and debt discount	(44.8)	—	(51.8)	—	(48.3)	—
Total debt	2,900.2	87	2,928.2	82	2,855.9	81
Stockholders' equity	421.3	13	664.0	18	669.5	19
Total capitalization (debt plus equity)	$3,321.5	100%	$3,592.2	100%	$3,525.4	100%
Total debt was $2.90 billion at June 30, 2019, as compared to $2.86 billion at December 31, 2018. There were no borrowings or repayments on long-term debt during the first half of 2019.
Stockholders' equity decreased $248.2 million to $421.3 million at June 30, 2019, as compared to $669.5 million at December 31, 2018, primarily due to the net loss for the first half of 2019.
Litigation
See Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates did not materially change during the first six months of 2019, and are included in its 2018 Annual Report on Form 10-K.
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
Mattel believes that the disclosure of the percentage impact of foreign currency changes is useful supplemental information for investors to be able to gauge Mattel's current business performance and the longer term strength of its overall business since foreign currency changes could potentially mask underlying sales trends. The disclosure of the percentage impact of foreign exchange allows investors to calculate the impact on a constant currency basis and also enhances their ability to compare financial results from one period to another.
Gross Sales
Gross sales represent sales to customers, excluding the impact of sales adjustments. Net sales, as reported, include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a metric for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel's business. Changes in gross sales are discussed because, while Mattel records the details of such sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with brands and individual products, making net sales less meaningful. Because sales adjustments are not allocated to individual products, net sales are only presented on a consolidated and segment basis and not on a categories or brand level.
Since sales adjustments are determined by customer rather than at the categories or brand level, Mattel believes that the disclosure of gross sales by categories and brand is useful supplemental information for investors to be able to assess the performance of its underlying categories and brands (e.g., Dolls, Barbie) and also enhances their ability to compare sales trends over time.

A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Net sales	$860.1	$840.7	2%	-3%
Sales adjustments	102.2	113.4
Gross sales	$962.3	$954.1	1%	-3%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Net sales	$1,549.3	$1,549.1	—%	-3%
Sales adjustments	193.1	205.0
Gross sales	$1,742.4	$1,754.1	-1%	-4%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Net sales	$422.9	$412.7	2%	-1%
Sales adjustments	24.5	30.2
Gross sales	$447.4	$442.9	1%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Net sales	$764.3	$738.9	3%	-1%
Sales adjustments	52.5	52.4
Gross sales	$816.7	$791.3	3%	—%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Net sales	$403.6	$384.8	5%	-6%
Sales adjustments	76.9	81.9
Gross sales	$480.5	$466.7	3%	-6%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Net sales	$707.1	$702.0	1%	-7%
Sales adjustments	138.6	148.8
Gross sales	$845.7	$850.8	-1%	-8%

A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Net sales	$33.5	$43.2	-22%	—%
Sales adjustments	0.9	1.4
Gross sales	$34.4	$44.6	-23%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2019	June 30, 2018
	(In millions, except percentage information)
Net sales	$78.0	$108.2	-28%	—%
Sales adjustments	2.0	3.9
Gross sales	$80.0	$112.0	-29%	-1%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Brazilian real, Australian dollar, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel during the first half of 2019. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating loss or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Net income (loss) and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments during the first six months of 2019 were related to its net investments in entities having functional currencies denominated in the Russian ruble, Hong Kong dollar, Mexican peso, and Euro.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel's net sales by approximately 0.5% and its loss per share by approximately $0.00 to $0.01.

United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union ("EU") began in March 2017. The United Kingdom ("U.K.") was scheduled to exit from the EU on March 29, 2019, however, on March 21, 2019, the leaders of the member countries of the EU agreed to extend the deadline for Brexit until April 12, 2019. On April 10, 2019, the U.K. and the EU agreed to a further extension of the deadline for Brexit until October 31, 2019. Currently, there is no withdrawal agreement in place for this exit. In the short term, volatility in the British pound sterling could continue as the U.K. negotiates its anticipated exit from the EU. If the U.K. and the EU are unable to reach an agreement and the U.K. exits the EU without an agreement in place, it will likely create further short-term uncertainty and currency volatility, which may increase the cost of goods imported into Mattel's U.K. operations or decrease the profitability of Mattel's U.K. operations. In the longer term, any impact from Brexit on Mattel's U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's U.K. operations represented less than 5% of Mattel's consolidated net sales for the six months ended June 30, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Joseph J. Euteneuer, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2019, Mattel made no changes to its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in Mattel's 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2019, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the second quarter of 2019:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
Apr 1—30	900	$12.49	—	$203,016,273
May 1—31	2,222	9.85	—	203,016,273
June 1—30	204	11.21	—	203,016,273
Total	3,326	$10.65	—	$203,016,273
 ____________________________________

(a)
The total number of shares purchased relates to 3,326 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(b)
Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2019, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1+*	Second Amendment to Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan
31.0*	Certification of Principal Executive Officer dated July 25, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated July 25, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated July 25, 2019 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended June 30, 2019, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: July 25, 2019