Form 10-K/A
period 2018-12-31
MATTEL INC /DE/
filed 2019-11-12
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K/A
(Amendment No.1)
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
__________________________________
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
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 8, 2019:
345,396,232 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2019 Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) on April 4, 2019 (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (ii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (vii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, including the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Toys "R" Us, Inc. or other of Mattel’s significant retailers, or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings, (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel, (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms (xix) the impact of litigation or arbitration decisions or settlement actions; (xx) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; (xxi) an inability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; and (xxii) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors." Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

Explanatory Note
This Amendment No. 1 to Form 10-K (this "Amendment" or "Form 10-K/A") amends the Annual Report on Form 10-K for the year ended December 31, 2018 originally filed with the Securities and Exchange Commission ("SEC") on February 22, 2019 (the "Original Filing") by Mattel, Inc. (the "Company," "Mattel," "we," "our" or "us").
Restatement and Revision
As previously announced in a Form 8-K filed on October 29, 2019, the Company, in consultation with the Audit Committee of its Board of Directors (the "Audit Committee"), concluded that the Company’s previously issued unaudited consolidated financial statements for the three and nine months ended September 30, 2017, which are included in the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017, and the unaudited consolidated financial information for the three months ended December 31, 2017, which is included in the Company’s 2018 Annual Report on Form 10-K, should no longer be relied upon due to material misstatements.
The purpose of this Amendment is to restate the Company’s previously issued unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2017, respectively, and the Company’s previously reported unaudited consolidated financial information for the three months ended December 31, 2017, to correct for material tax misstatements. In connection with such restatement, the Company has also elected to revise the Company’s previously issued consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, and relevant interim periods, to correct for other misstatements which the Company has determined to be immaterial, both individually and in the aggregate. The revision of the annual periods has been reflected within Part II, Item 8 "Financial Statements and Supplementary Data-Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies," and the restatement of the interim consolidated financial statements for the three and nine months ended September 30, 2017 and the restatement of the financial information for the three months ended December 31, 2017 have been reflected within Part II, Item 8 "Financial Statements and Supplementary Data-Note 17 to the Consolidated Financial Statements-Restatement of Quarterly Financial Information (Unaudited).”
The revision of the Company's previously issued unaudited consolidated financial statements for the three months ended March 31, 2018, the three and six months ended June 30, 2018, and the three and nine months ended September 30, 2018 will be included in the Company's future Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019.
The Company will also be revising its unaudited consolidated financial statements for the three months ended March 31, 2019 and the three and six months ended June 30, 2019 to correct for immaterial prior period misstatements, which will be disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, and these revisions will be affected in connection with the future filing of the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and the three and six months ended June 30, 2020.
Restatement Background
On August 6, 2019, Mattel was made aware of an anonymous whistleblower letter, which was announced in a Form 8-K on August 8, 2019. An independent investigation by the Audit Committee was initiated in August 2019 on matters discussed in the letter. The investigation concluded there were material tax related misstatements in the interim consolidated financial statements for the three and nine months ended September 30, 2017 and financial information for the three months ended December 31, 2017. Specifically, the investigation concluded that Mattel had failed to properly consider an indefinite-lived intangible asset in its tax valuation allowance calculation for the three months ended September 30, 2017, which caused the provision for income taxes to be understated by $109.0 million.  In the fourth quarter of 2017, Mattel determined that the intangible asset was no longer indefinite-lived. This change resulted in an effective correction of the tax misstatement for the 2017 annual results.  However, the provision for income taxes remained uncorrected for the three months ended September 30, 2017, which resulted in an overstatement of the tax expense for the three months ended December 31, 2017. The investigation did not find that management engaged in fraud. For additional information see Part II, Item 8 "Financial Statements and Supplementary Data-Note 17 to the Consolidated Financial Statements-Restatement of Quarterly Financial Information (Unaudited)."

Other Adjustments
In addition to the material tax misstatement described above, there are other immaterial prior period misstatements, including certain misstatements that were previously corrected for as out of period adjustments in the relevant period of identification, that are now being corrected through the revision of prior annual periods and the restatement and revision of prior interim periods. For additional information regarding the revision of prior annual periods see Part II, Item 8 "Financial Statements and Supplementary Data-Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies." For additional information regarding the restatement and revision of prior interim periods, see Part II, Item 8 "Financial Statements and Supplementary Data-Note 17 to the Consolidated Financial Statements-Restatement of Quarterly Financial Information (Unaudited).”
Internal Control Over Financial Reporting
Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that, due to a material weakness related to the failure to properly design and operate monitoring control activities, the Company did not maintain effective internal control over financial reporting as of December 31, 2018. As such, Management’s Report on Internal Control over Financial Reporting as of December 31, 2018 should no longer be relied upon. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part II, Item 8 "Financial Statements and Supplementary Data" and Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K/A. In addition, the Company's independent registered public accounting firm has restated their report on the Company’s internal control over financial reporting and issued an adverse opinion.

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
During 2018, 2017, and 2016, Mattel incurred expenses of $524.3 million (11.6% of net sales), $642.3 million (13.2% of net sales), and $634.9 million (11.6% of net sales), respectively, for advertising and promotion.
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
If any of the risks and uncertainties described in the cautionary risk factors listed below actually occurs, Mattel’s business, financial condition and results of operations could be significantly and adversely affected. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K/A include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K/A and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
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

Mattel’s restatement of certain of its previously issued financial statements may impose unanticipated costs, affect investor confidence, and cause reputational harm.
As discussed in the Explanatory Note and in Part II, Item 8 “Financial Statements and Supplementary Data-Note 1 to the Consolidated Financial Statements-Summary of Significant Accounting Policies,” this Form 10-K/A amends the Original Filing to (1) restate the unaudited quarterly financial data for the three month periods ended September 30, 2017 and ended December 31, 2017 set forth in Note 17 to the Consolidated Financial Statements-Restatement of Quarterly Financial Information (Unaudited) (including restatement related information for the nine months ended September 30, 2017); and (2) restate Management’s Report on Internal Control over Financial Reporting included under Item 8 and the Evaluation of Disclosure Controls and Procedures included under Item 9A. The restated consolidated financial statements and financial information also reflect revisions for other immaterial misstatements. As a result, Mattel has incurred, and may continue to incur, unanticipated costs in connection with or related to the investigation and restatement, as well as any litigation or regulatory inquiries that may result therefrom. In addition, the investigation, restatement, and related media coverage may negatively affect investor confidence in the accuracy of Mattel’s financial disclosures and cause it reputational harm.

Mattel identified material weaknesses in its internal control over financial reporting which, if not remediated appropriately or timely, could affect its ability to record, process, and report financial information accurately, impair its ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.
Effective internal controls are necessary for us to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in the Explanatory Note and in Part II, Item 9A “Controls and Procedures,” Mattel determined that there were material weaknesses in its internal control over financial reporting at the time of the preparation of its financial statements for the quarters ending on September 30, 2017, and December 31, 2017. As a result, Mattel concluded that its internal control over financial reporting continued to be ineffective as of December 31, 2018. One of the material weaknesses has been remediated. Mattel is implementing remedial measures to address the other material weakness relating to monitoring and, while there can be no assurance that the efforts will be successful, Mattel plans to remediate the material weakness as expeditiously as possible. If Mattel is unable to remediate the material weakness, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, its ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of such failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. The material weakness, remediation efforts, and any related litigation or regulatory inquiries will require management attention and resources, and the incurrence of unanticipated costs, and could negatively affect investor confidence in Mattel’s financial statements, cause it reputational harm, and raise other risks to its operations. In addition, the costs and other effects of defending litigation or addressing regulatory enforcement actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

If Mattel’s independent registered public accounting firm is determined not to satisfy the SEC’s and Public Company Accounting Oversight Board’s ("PCAOB") auditor independence requirements, Mattel may not be compliant with applicable securities laws, which could result in a material adverse effect on Mattel’s business, operating results, and financial condition, negatively affect investor confidence and cause reputational harm, and may impact the Company’s ability to comply with certain covenants.
In connection with the events described in the Explanatory Note, the independent investigation conducted by the Audit Committee of Mattel’s Board of Directors and a separate investigation by Mattel’s outside auditor concluded that certain actions by the lead audit partner of Mattel’s outside auditor were in violation of the SEC’s auditor independence rules. Both the Audit Committee and Mattel’s outside auditor separately concluded, after evaluating the nature and severity of these matters, that Mattel’s outside auditor remains capable of exercising objective and impartial judgement on all issues with respect to pending and relevant past audits. The Audit Committee also determined that Mattel’s outside auditor should remain as Mattel’s independent registered public accounting firm.
However, if Mattel’s outside auditor is determined by regulatory authorities not to be capable of exercising objective and impartial judgment in connection with the audits of Mattel's financial statements, or if, for whatever reason, Mattel’s outside auditor finds that it cannot confirm that it is capable of exercising objective and impartial judgment in connection with the audits of Mattel’s financial statements, in each case in accordance with applicable securities laws and applicable rules, regulations, and standards of the SEC and PCAOB, Mattel’s outside auditor would be terminated and Mattel could experience failures to meet its reporting obligations under applicable securities laws. Mattel will also need to take action and incur unanticipated costs in order for Mattel’s SEC filings containing financial statements to be determined compliant with applicable securities laws. Such action may include obtaining the review and audit of Mattel’s financial statements by another independent registered public accounting firm. In addition, under such circumstances, Mattel’s eligibility to issue securities under its existing registration statements on Form S-3 and Form S-8 may be impacted and its ability to comply with certain covenants under certain of its debt financing arrangements may be impacted. Such consequences could have a material adverse effect on Mattel’s business, operating results, and financial condition, and negatively affect investor confidence and cause reputational harm. Mattel also could experience unanticipated costs or delays or other failures to meet its reporting obligations under applicable securities laws and its ability to comply with certain covenants under certain of its debt financing arrangements may be impacted.

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
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation." The status of our material pending legal proceedings as of the date of filing of this Form 10-K/A will be disclosed in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019.

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

Revision of Previously Issued Consolidated Financial Statements
The following table presents selected financial data as of and for each of the periods indicated. The selected consolidated financial data for each of the fiscal years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017, is derived from our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A. Such consolidated financial data reflects the correction of certain misstatements discussed in the Explanatory Note to this Form 10-K/A and in Part II, Item 8 "Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies."

	Year Ended December 31,
	2018	2017 (b)	2016 (b)	2015 (b)(c)	2014 (b)
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$4,514,810	$4,881,493	$5,453,150	$5,702,613	$6,023,819
Gross profit	1,798,683	1,824,571	2,546,691	2,806,358	3,001,022
% of net sales	39.8%	37.4%	46.7%	49.2%	49.8%
Operating (loss) income	(234,349)	(335,698)	519,975	542,208	665,717
% of net sales	(5.2)%	(6.9)%	9.5%	9.5%	11.1%
(Loss) income before income taxes	(417,103)	(501,245)	402,042	456,527	586,910
Provision for income taxes (a)	116,196	553,334	89,134	91,610	88,036
Net (loss) income	$(533,299)	$(1,054,579)	$312,908	$364,917	$498,874
Net (Loss) Income Per Common Share—Basic	$(1.55)	$(3.07)	$0.91	$1.07	$1.46
Net (Loss) Income Per Common Share—Diluted	$(1.55)	$(3.07)	$0.91	$1.06	$1.45
Dividends Declared Per Common Share	$—	$0.91	$1.52	$1.52	$1.52

	December 31,
	2018	2017	2016	2015 (c)	2014
	(In thousands)
Financial Position:
Total assets	$5,238,225	$6,228,147	$6,488,381	$6,530,644	$6,721,983
Noncurrent liabilities	3,321,392	3,357,245	2,580,439	2,256,360	2,684,026
Stockholders’ equity	656,803	1,247,099	2,398,169	2,628,755	2,949,071

(a)
The provision for income taxes in 2018 was negatively impacted by a $14.6 million expense related to changes to Mattel's indefinite reinvestment assertion, and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The provision for income taxes in 2017 was negatively impacted by net tax expense of $457.1 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017. The provision for income taxes in 2016 was positively impacted by net tax benefits of $16.8 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of a new accounting pronouncement. The provision for income taxes in 2015 was positively impacted by net tax benefits of $19.1 million, primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes. The provision for income taxes in 2014 was positively impacted by net tax benefits of $42.6 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, partially offset by a tax charge related to a 2014 tax restructuring for HIT Entertainment and MEGA Brands.

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

(c)
Revised to correct for an out of period adjustment related to the improper capitalization of certain advertising costs. For the year ended December 31, 2015, net income decreased by $4.5 million from the previously reported amount.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Note that amounts within this Item shown in millions may not foot due to rounding.
The following discussion also includes gross sales and currency exchange rate impact, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission ("Regulation G"), to supplement the financial results as reported in accordance with GAAP. Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to "Non-GAAP Financial Measures" in this Annual Report on Form 10-K/A for a more detailed discussion, including a reconciliation of gross sales, a non-GAAP financial measure, to net sales, its most directly comparable GAAP financial measure.
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

Revision of Previously Issued Consolidated Financial Statements
As discussed in the Explanatory Note and in Part II, Item 8 "Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies," this Amendment No. 1 to Form 10-K (this "Amendment" or "Form 10-K/A") revises our consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016, to reflect the correction of certain misstatements. Accordingly, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revisions.
Results of Operations
2018 Compared to 2017
Consolidated Results
Net sales for 2018 were $4.51 billion, an 8% decrease, as compared to $4.88 billion in 2017. Net sales for 2018 were negatively impacted by 6% from lower Toys "R" Us sales as a result of its liquidation. Net loss for 2018 was $533.3 million, or $1.55 per share, as compared to a net loss of $1.05 billion, or $3.07 per share, in 2017, primarily due to lower income tax expense, related to the establishment in the third quarter of 2017 of a valuation allowance on U.S. deferred tax assets that will likely not be realized, and a lower advertising and promotion rate.

The following table provides a summary of Mattel’s consolidated results for 2018 and 2017:

	For the Year Ended				Year/Year Change
	December 31, 2018		December 31, 2017
	Amount	% of Net Sales	Amount (a)	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$4,514.8	100.0%	$4,881.5	100.0%	-8%	—
Gross profit	$1,798.7	39.8%	$1,824.6	37.4%	-1%	240
Advertising and promotion expenses	524.3	11.6	642.3	13.2	-18%	(160)
Other selling and administrative expenses	1,508.7	33.4	1,518.0	31.1	-1%	230
Operating loss	(234.3)	-5.2	(335.7)	-6.9	-30%	170
Interest expense	181.9	4.0	105.2	2.2	73%	180
Interest (income)	(6.5)	-0.1	(7.8)	-0.2	-17%	10
Other non-operating expense, net	7.3		68.1
Loss before income taxes	$(417.1)	-9.2%	$(501.2)	-10.3%	-17%	110

(a)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the year ended December 31, 2017.

Sales
Net sales for 2018 were $4.51 billion, an 8% decrease, as compared to $4.88 billion in 2017.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for 2018 and 2017:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2018	December 31, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$1,089.0	$954.9	14%	-1%
Hot Wheels	834.1	777.3	7%	-2%
Fisher-Price and Thomas & Friends	1,185.7	1,370.5	-13%	—%
American Girl	342.4	473.3	-28%	—%
Total Power Brands	3,451.1	3,576.1	-3%	-1%

Toy Box
Owned Brands	887.4	980.6	-10%	-2%
Partner Brands	737.0	957.5	-23%	-1%
Total Toy Box	1,624.4	1,938.0	-16%	-1%

Total Gross Sales	5,075.5	5,514.1	-8%	-1%
Sales Adjustments	(560.7)	(632.6)
Total Net Sales	$4,514.8	$4,881.5	-8%	-1%
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
Cost of Sales
Cost of sales as a percentage of net sales was 60.2% in 2018, as compared to 62.6% in 2017. Cost of sales decreased by $340.8 million, or 11%, to $2.72 billion in 2018 from $3.06 billion in 2017, as compared to an 8% decrease in net sales. Within cost of sales, product and other costs decreased by $295.0 million, or 12%, to $2.15 billion in 2018 from $2.44 billion in 2017; freight and logistics expenses decreased by $25.2 million, or 7%, to $344.2 million in 2018 from $369.4 million in 2017; and royalty expenses decreased by $20.5 million, or 8%, to $224.0 million in 2018 from $244.5 million in 2017.
Gross Margin
Gross margin increased to 39.8% in 2018 from 37.4% in 2017. The increase in gross margin was primarily driven by Structural Simplification savings and lower obsolescence expense, partially offset by input cost inflation of raw materials and plant labor.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 11.6% in 2018 from 13.2% in 2017, primarily driven by Structural Simplification savings of approximately $30 million.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.51 billion, or 33.4% of net sales, in 2018, as compared to $1.52 billion, or 31.1% of net sales, in 2017. The decrease in other selling and administrative expenses was primarily driven by Structural Simplification savings of approximately $165 million, substantially offset by higher incentive compensation expense of approximately $65 million, higher severance and restructuring costs of approximately $39 million, and bad debt expense, net, of approximately $32 million related to the Toys "R" Us liquidation in 2018.
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

Provision for Income Taxes
Mattel’s provision for income taxes was $116.2 million in 2018, as compared to $553.3 million in 2017. The 2018 income tax provision included a $14.6 million expense related to changes to its indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The 2017 income tax provision included net tax expense of $457.1 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017.
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
North America segment income was $220.8 million in 2018, as compared to segment income of $102.7 million in 2017, primarily due to higher gross margin and lower advertising and promotion expenses.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in 2018 versus 2017:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-7%	-2%
Europe	-3%	2%
Latin America	-3%	-6%
Global Emerging Markets	-16%	-3%
The following table provides a summary of percentage changes in gross sales within the International segment in 2018 versus 2017:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	-8%	-2%
Europe	-4%	1%
Latin America	-3%	-6%
Global Emerging Markets	-17%	-4%

(a)
Mattel reorganized its regional reporting structure in the first quarter of 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current period presentation.

The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2018 and 2017:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2018	December 31, 2017
	(In millions, except percentage information)
Power Brands
Barbie	$553.2	$504.0	10%	-2%
Hot Wheels	453.9	437.4	4%	-3%
Fisher-Price and Thomas & Friends	519.8	633.1	-18%	-2%
American Girl	1.8	0.1
Total Power Brands	1,528.6	1,574.6	-3%	-2%

Toy Box
Owned Brands	452.8	473.0	-4%	-2%
Partner Brands	330.7	456.0	-27%	-1%
Total Toy Box	783.6	929.0	-16%	-2%

Total Gross Sales	2,312.2	2,503.5	-8%	-2%
Sales Adjustments	(397.0)	(443.1)
Total Net Sales	$1,915.2	$2,060.4	-7%	-2%
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
International segment income was $13.9 million in 2018, as compared to a segment loss of $6.3 million in 2017, primarily due to lower advertising and promotion expenses and lower other selling and administrative expenses, partially offset by lower gross profit.

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
American Girl segment loss was $17.7 million in 2018, as compared to segment loss of $73.0 million in 2017, primarily due to lower other selling and administrative expenses and lower obsolescence expense.
2017 Compared to 2016
Consolidated Results
Net sales for 2017 were $4.88 billion, an 10% decrease, as compared to $5.45 billion in 2016. Net loss for 2017 was $1.05 billion, or a loss of $3.07 per diluted share, as compared to net income of $312.9 million, or earnings of $0.91 per diluted share, in 2016. The net loss for 2017 was impacted by lower gross profit, a higher advertising rate, higher other selling and administrative expenses, higher interest expense, a $59.0 million non-operating expense related to the discontinuation of Mattel's Venezuelan subsidiary, and a net tax expense of $457.1 million primarily related to the establishment of a valuation allowance on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017.
The following table provides a summary of Mattel’s consolidated results for 2017 and 2016:

	For the Year Ended				Year/Year Change
	December 31, 2017		December 31, 2016
	Amount (a)	% of Net Sales	Amount (a)	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$4,881.5	100.0%	$5,453.2	100.0%	-10%	—
Gross profit	$1,824.6	37.4%	$2,546.7	46.7%	-28%	(930)
Advertising and promotion expenses	642.3	13.2	634.9	11.6	1%	160
Other selling and administrative expenses	1,518.0	31.1	1,391.8	25.5	9%	560
Operating (loss) income	(335.7)	-6.9	520.0	9.5	-165%	(1,640)
Interest expense	105.2	2.2	95.1	1.7	11%	50
Interest (income)	(7.8)	-0.2	(9.1)	-0.2	-15%	—
Other non-operating expense, net	68.1		32.0
(Loss) income before income taxes	$(501.2)	-10.3%	$402.0	7.4%	-225%	(1,770)

(a)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million and $8.4 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the year ended December 31, 2017 and 2016, respectively.

Sales
Net sales for 2017 were $4.88 billion, an 10% decrease, as compared to $5.45 billion in 2016.
The following table provides a summary of Mattel’s consolidated gross sales by brand results for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Power Brands
Barbie	$954.9	$971.8	-2%	1%
Hot Wheels	777.3	797.0	-2%	2%
Fisher-Price and Thomas & Friends	1,370.5	1,546.1	-11%	1%
American Girl	473.3	592.1	-20%	—%
Total Power Brands	3,576.1	3,907.0	-8%	1%

Toy Box
Owned Brands	980.6	1,299.1	-25%	—%
Partner Brands	957.5	867.7	10%	1%
Total Toy Box	1,938.0	2,166.7	-11%	—%

Total Gross Sales	5,514.1	6,073.7	-9%	1%
Sales Adjustments	(632.6)	(620.5)
Total Net Sales	$4,881.5	$5,453.2	-10%	—%
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
Cost of Sales
Cost of sales as a percentage of net sales was 62.6% in 2017, as compared to 53.3% in 2016. Cost of sales increased by $150.5 million, or 5%, to $3.06 billion in 2017 from $2.91 billion in 2016, as compared to a 10% decrease in net sales. Within cost of sales, product and other costs increased by $92.4 million, or 4%, to $2.44 billion in 2017 from $2.35 billion in 2016, primarily as a result of higher obsolescence expense; freight and logistics expenses increased by $42.5 million, or 13%, to $369.4 million in 2017 from $326.9 million in 2016; and royalty expenses increased $15.6 million, or 7%, to $244.5 million in 2017 from $228.9 million in 2016.

Gross Margin
Gross margin decreased to 37.4% in 2017 from 46.7% in 2016. The decrease in gross margin was primarily due to higher obsolescence expense, unfavorable product mix, higher freight and logistics expenses, asset impairments, and an unfavorable impact from Toys "R" Us filing for bankruptcy in the third quarter of 2017. As a result of the Toys "R" Us net sales reversal, gross margin includes the cost of sales for the inventory sold, but excludes the corresponding net sales.
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
Provision for Income Taxes
Mattel’s provision for income taxes was $553.3 million in 2017, as compared to $89.1 million in 2016. Mattel's effective tax rate on loss before income taxes was (110.4)% in 2017, as compared to an effective tax rate on income before income taxes of 22.2% in 2016. The 2017 income tax provision included net tax expense of $457.1 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017. The 2016 income tax provision included net tax benefits of $16.8 million primarily related to reassessments of prior years' tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

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
North America segment income decreased by 82% to $102.7 million in 2017, as compared to $560.2 million in 2016, primarily due to lower gross profit.

International Segment
The following table provides a summary of percentage changes in net sales within the International segment in 2017 versus 2016:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	—%	1%
Europe	-2%	2%
Latin America	4%	2%
Global Emerging Markets	1%	1%
The following table provides a summary of percentage changes in gross sales within the International segment in 2017 versus 2016:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	2%	2%
Europe	-1%	2%
Latin America	6%	2%
Global Emerging Markets	4%	1%

(a)
Mattel reorganized its regional reporting structure in the first quarter of 2018. As a result, Global Emerging Markets, which was previously disclosed as Asia Pacific, includes Russia, Turkey, the Middle East, and Africa, which were previously included within Europe. Prior period amounts have been reclassified to conform to the current period presentation.

The following table provides a summary of Mattel’s gross sales by brand for the International segment for 2017 and 2016:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Power Brands
Barbie	$504.0	$482.7	4%	2%
Hot Wheels	437.4	416.3	5%	2%
Fisher-Price and Thomas & Friends	633.1	665.4	-5%	1%
American Girl	0.1	2.4
Total Power Brands	1,574.6	1,566.9	—%	1%

Toy Box
Owned Brands	473.0	528.9	-11%	2%
Partner Brands	456.0	351.9	30%	2%
Total Toy Box	929.0	880.7	5%	2%

Total Gross Sales	2,503.5	2,447.6	2%	2%
Sales Adjustments	(443.1)	(396.3)
Total Net Sales	$2,060.4	$2,051.3	—%	1%
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
International segment loss was $6.3 million in 2017, as compared to segment income of 287.7 million in 2016, primarily due to lower gross profit and higher other selling and administrative expenses.
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
Income Taxes
Mattel’s provision for income taxes was $116.2 million in 2018, as compared to $553.3 million in 2017 and $89.1 million in 2016. The 2018 income tax provision included a $14.6 million expense related to changes to its indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The 2017 income tax provision included a net expense of $457.1 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017. The 2016 income tax provision included net tax benefits of $16.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes, and the adoption of ASU 2016-09.
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
Financing Activities
Cash flows used for financing activities were $285.2 million during 2018, as compared to cash flows provided by financing activities $458.5 million during 2017 and cash flows used for financing activities of $281.5 million during 2016. The change in cash flows from financing activities in 2018 from 2017 was primarily driven by lower net proceeds from long-term and short-term borrowings of approximately $1.1 billion, partially offset by $312.0 million of dividend payments during 2017. The change in cash flows provided by financing activities in 2017 from 2016 was primarily due to the $1.00 billion issuance of senior notes in December 2017, partially offset by higher net repayments of short-term borrowings.
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
Accounts receivable decreased $154.6 million to $970.1 million at December 31, 2018, as compared to $1.12 billion at December 31, 2017. Inventory decreased $57.8 million to $542.9 million at December 31, 2018, as compared to $600.7 million at December 31, 2017. The decrease in accounts receivable was primarily as a result of lower sales volume and improved collections. The decrease in inventory was primarily due to efforts to tightly manage inventory.
Accounts payable and accrued liabilities decreased $122.0 million to $1.24 billion at December 31, 2018, as compared to 1.36 billion at December 31, 2017. The decline was primarily due to the timing and amount of payments for various liabilities, including advertising and taxes other than income taxes.
As of December 31, 2018, and 2017, Mattel had $4.2 million and $0, respectively, of short-term borrowings outstanding.
A summary of Mattel’s capitalization is as follows:

	December 31, 2018		December 31, 2017
	(In millions, except percentage information)
Cash and equivalents	$594.5		$1,079.2

Short-term borrowings	4.2	—%	—	—%
2010 Senior Notes due October 2020 and October 2040	500.0	14	500.0	11
2011 Senior Notes due November 2041	300.0	8	300.0	7
2013 Senior Notes due March 2018 and March 2023	250.0	7	500.0	11
2014 Senior Notes due May 2019	—	—	500.0	11
2016 Senior Notes due August 2021	350.0	10	350.0	8
2017/2018 Senior Notes due December 2025	1,500.0	42	1,000.0	23
Debt issuance costs and debt discount	(48.3)	—	(26.9)	—
Total debt	2,855.9	81	3,123.1	71
Stockholders’ equity	656.8	19	1,247.1	29
Total capitalization (debt plus equity)	$3,512.7	100%	$4,370.2	100%
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
Stockholders’ equity decreased $590.3 million to $656.8 million at December 31, 2018, as compared to $1.25 billion at December 31, 2017, primarily due to the net loss for the year.

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
The following table summarizes Mattel’s allowance for doubtful accounts:

	December 31, 2018	December 31, 2017	December 31, 2016
	(In millions, except percentage information)
Allowance for doubtful accounts	$22.0	$25.4	$21.4
As a percentage of total accounts receivable	2.2%	2.2%	1.9%
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
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. Sales adjustments for such programs totaled $560.7 million, $632.6 million, and $620.5 million during 2018, 2017, and 2016, respectively.
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
Mattel’s provision for income taxes was $116.2 million in 2018, compared to $553.3 million in 2017. The 2018 income tax provision included a $14.6 million expense related to changes to Mattel's indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The 2017 income tax provision included a net expense of $457.1 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017.
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
Mattel believes that the disclosure of the percentage impact of foreign currency changes is useful supplemental information for investors to be able to gauge Mattel’s current business performance and the longer-term strength of its overall business since foreign currency changes could potentially mask underlying sales trends. The disclosure of the percentage impact of foreign exchange allows investors to calculate the impact on a constant currency basis and also enhances their ability to compare financial results from one period to another.
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
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Year Ended			2018 vs 2017		2017 vs 2016
	December 31, 2018	December 31, 2017	December 31, 2016	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$4,514.8	$4,881.5	$5,453.2	-8%	-1%	-10%	—%
Sales adjustments	560.7	632.6	620.5
Gross sales	$5,075.5	$5,514.1	$6,073.7	-8%	-1%	-9%	1%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Year Ended			2018 vs 2017		2017 vs 2016
	December 31, 2018	December 31, 2017	December 31, 2016	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$2,272.8	$2,373.9	$2,837.7	-4%	—%	-16%	—%
Sales adjustments	149.3	162.8	198.5
Gross sales	$2,422.1	$2,536.7	$3,036.2	-5%	-1%	-16%	1%

A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Year Ended			2018 vs 2017		2017 vs 2016
	December 31, 2018	December 31, 2017	December 31, 2016	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$1,915.2	$2,060.4	$2,051.3	-7%	-2%	—%	1%
Sales adjustments	397.0	443.1	396.3
Gross sales	$2,312.2	$2,503.5	$2,447.6	-8%	-2%	2%	2%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Year Ended			2018 vs 2017		2017 vs 2016
	December 31, 2018	December 31, 2017	December 31, 2016	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net Sales	$326.8	$447.2	$564.1	-27%	—%	-21%	—%
Sales adjustments	14.4	26.7	25.8
Gross Sales	$341.2	$473.9	$589.9	-28%	—%	-20%	—%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS RESTATED)
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Ynon Kreiz, its principal executive officer, and Joseph J. Euteneuer, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO framework). In connection with the Original Filing, Mattel included Management’s Report on Internal Control Over Financial Reporting therein, which expressed management’s conclusion that Mattel’s internal control over financial reporting was effective as of December 31, 2018. In connection with filing this Form 10-K/A for the year ended December 31, 2018, management, including Mattel’s principal executive officer and principal financial officer, reassessed the effectiveness of Mattel’s internal control over financial reporting as of December 31, 2018 based on the COSO framework. Based on that reassessment, management determined that Mattel did not maintain effective internal control over financial reporting as of December 31, 2018 due to the existence of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We failed to properly design and operate effective monitoring control activities to properly assess and communicate known financial statement errors and internal control deficiencies in a timely manner to those parties responsible for taking corrective action, including the chief executive officer and the board of directors, as appropriate. Mattel has determined that this control deficiency constitutes a material weakness. The material weakness resulted in the restatement of Mattel’s consolidated financial statements as of and for the three and nine month periods ended September 30, 2017 and financial information for the three months ended December 31, 2017, related to an accounting misstatement associated with the tax valuation allowance. Additionally, this material weakness could result in a misstatement of Mattel's consolidated financial statements or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of Mattel’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Mattel, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2018 appearing after the signature pages (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not properly design and operate effective monitoring control activities to properly assess and communicate known financial statement errors and internal control deficiencies in a timely manner to those parties responsible for taking corrective action, including the chief executive officer and the board of directors, as appropriate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the failure to properly design and operate effective monitoring control activities to properly assess and communicate known financial statement errors and internal control deficiencies in a timely manner to those parties responsible for taking corrective action, including the chief executive officer and the board of directors, as appropriate, existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2019, except for the effects of the revision discussed in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 12, 2019
We have served as the Company’s auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$594,481	$1,079,221
Accounts receivable, net of allowances of $22.0 million and $25.4 million in 2018 and 2017, respectively	970,083	1,124,652
Inventories	542,889	600,704
Prepaid expenses and other current assets	239,747	295,665
Total current assets	2,347,200	3,100,242
Noncurrent Assets
Property, plant, and equipment, net	657,595	785,285
Goodwill	1,386,424	1,396,669
Other noncurrent assets	847,006	945,951
Total Assets	$5,238,225	$6,228,147
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$4,176	$—
Current portion of long-term debt	—	250,000
Accounts payable	537,965	572,166
Accrued liabilities	704,369	792,139
Income taxes payable	13,520	9,498
Total current liabilities	1,260,030	1,623,803
Noncurrent Liabilities
Long-term debt	2,851,723	2,873,119
Other noncurrent liabilities	469,669	484,126
Total noncurrent liabilities	3,321,392	3,357,245
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,812,682	1,808,391
Treasury stock at cost: 96.1 million shares and 97.6 million shares in 2018 and 2017, respectively	(2,354,617)	(2,389,877)
Retained earnings	1,616,595	2,169,002
Accumulated other comprehensive loss	(859,226)	(781,786)
Total stockholders’ equity	656,803	1,247,099
Total Liabilities and Stockholders’ Equity	$5,238,225	$6,228,147
The accompanying notes are an integral part of these consolidated statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
Net Sales	$4,514,810	$4,881,493	$5,453,150
Cost of sales	2,716,127	3,056,922	2,906,459
Gross Profit	1,798,683	1,824,571	2,546,691
Advertising and promotion expenses	524,288	642,286	634,947
Other selling and administrative expenses	1,508,744	1,517,983	1,391,769
Operating (Loss) Income	(234,349)	(335,698)	519,975
Interest expense	181,886	105,214	95,118
Interest (income)	(6,463)	(7,777)	(9,144)
Other non-operating expense, net	7,331	68,110	31,959
(Loss) Income Before Income Taxes	(417,103)	(501,245)	402,042
Provision for income taxes	116,196	553,334	89,134
Net (Loss) Income	$(533,299)	$(1,054,579)	$312,908
Net (Loss) Income Per Common Share - Basic	$(1.55)	$(3.07)	$0.91
Weighted average number of common shares	345,012	343,564	341,480
Net (Loss) Income Per Common Share - Diluted	$(1.55)	$(3.07)	$0.91
Weighted average number of common and potential common shares	345,012	343,564	344,233
The accompanying notes are an integral part of these consolidated statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Net (Loss) Income	$(533,299)	$(1,054,579)	$312,908
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(106,651)	191,267	(101,539)
Defined benefit pension plan adjustments	450	14,491	2,154
Net unrealized (losses) gains on available-for-sale security	(3,748)	(5,948)	3,149
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	24,082	(55,377)	18,733
Amounts reclassified from accumulated other comprehensive loss	8,427	16,810	(16,627)
	32,509	(38,567)	2,106
Other Comprehensive (Loss) Income, Net of Tax	(77,440)	161,243	(94,130)
Comprehensive (Loss) Income	$(610,739)	$(893,336)	$218,778
The accompanying notes are an integral part of these consolidated statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2018	December 31, 2017		December 31, 2016
	(In thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(533,299)	$(1,054,579)		$312,908
Adjustments to reconcile net (loss) income to net cash flows (used for) provided by operating activities:
Depreciation	232,837	240,818		235,797
Amortization	39,095	33,949		26,543
Share-based compensation	48,915	67,119		53,950
Bad debt expense	40,894	17,568		9,165
Inventory obsolescence	74,974	127,592		31,455
Asset impairments	18,203	56,324		—
Deferred income taxes	13,349	(18,010)		(1,350)
Indefinite reinvestment assertion and U.S. Tax Act	18,275	(107,049)		—
Valuation allowance on deferred tax assets	—	566,346		—
Loss on discontinuation of Venezuelan operations	—	58,973		—
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	72,415	(3,484)		(29,698)
Inventories	(53,840)	(91,644)		(68,650)
Prepaid expenses and other current assets	54,230	33,681		34,754
Accounts payable, accrued liabilities, and income taxes payable	(47,397)	93,844		13,206
Other, net	(5,968)	(49,062)		(23,571)
Net cash flows (used for) provided by operating activities	(27,317)	(27,614)		594,509
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(74,662)	(128,940)		(140,124)
Purchases of other property, plant, and equipment	(77,752)	(168,219)		(122,069)
(Payments for) proceeds from foreign currency forward exchange contracts	(18,615)	60,993		(6,103)
Payments for acquisition, net of cash acquired	—	—		(33,154)
Other, net	10,271	503	—	(10,460)
Net cash flows used for investing activities	(160,758)	(235,663)		(311,910)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(1,611,586)		(83,914)
Proceeds from short-term borrowings, net	4,176	1,419,418		259,168
Payments of long-term borrowings	(750,000)	—		(300,000)
Proceeds from long-term borrowings, net	471,797	988,622		350,000
Payments of dividends on common stock	—	(311,973)		(518,529)
Proceeds from exercise of stock options	—	1,775	—	34,065
Other, net	(11,130)	(27,806)		(22,261)
Net cash flows (used for) provided by financing activities	(285,157)	458,450		(281,471)
Effect of Currency Exchange Rate Changes on Cash	(11,508)	14,517		(24,411)
(Decrease) Increase in Cash and Equivalents	(484,740)	209,690		(23,283)
Cash and Equivalents at Beginning of Period	1,079,221	869,531		892,814
Cash and Equivalents at End of Period	$594,481	$1,079,221		$869,531
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$99,586	$117,690		$113,022
Interest	173,951	103,339		84,763
The accompanying notes are an integral part of these consolidated statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2015	$441,369	$1,789,870	$(2,494,901)	$3,741,316	$(848,899)	$2,628,755
Net income	—	—	—	312,908	—	312,908
Other comprehensive loss, net of tax	—	—	—	—	(94,130)	(94,130)
Issuance of treasury stock for stock option exercises	—	(3,854)	37,909	—	—	34,055
Issuance of treasury stock for restricted stock units vesting	—	(47,516)	29,668	—	—	(17,848)
Deferred compensation	—	385	575	(575)	—	385
Share-based compensation	—	53,950	—	—	—	53,950
Dividend equivalents for restricted stock units	—	(2,003)	—	626	—	(1,377)
Dividends	—	—	—	(518,529)	—	(518,529)
Balance, December 31, 2016	441,369	1,790,832	(2,426,749)	3,535,746	(943,029)	2,398,169
Net loss	—	—	—	(1,054,579)	—	(1,054,579)
Other comprehensive income, net of tax	—	—	—	—	161,243	161,243
Issuance of treasury stock for stock option exercises	—	(286)	2,061	—	—	1,775
Issuance of treasury stock for restricted stock units vesting	—	(48,528)	34,177	—	—	(14,351)
Deferred compensation	—	(288)	634	(380)	—	(34)
Share-based compensation	—	67,119	—	—	—	67,119
Dividend equivalents for restricted stock units	—	(458)	—	188	—	(270)
Dividends	—	—	—	(311,973)	—	(311,973)
Balance, December 31, 2017	441,369	1,808,391	(2,389,877)	2,169,002	(781,786)	1,247,099
Cumulative effect of accounting change	—	—	—	(19,149)	—	(19,149)
Net loss	—	—	—	(533,299)		(533,299)
Other comprehensive loss, net of tax	—	—	—	—	(77,440)	(77,440)
Issuance of treasury stock for restricted stock units vesting	—	(44,547)	35,059	—	—	(9,488)
Deferred compensation	—	(77)	201	—	—	124
Share-based compensation	—	48,915	—	—	—	48,915
Dividend equivalents for restricted stock units	—	—	—	41	—	41
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,616,595	$(859,226)	$656,803

The accompanying notes are an integral part of these consolidated statements.

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
On January 1, 2018, Mattel adopted ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, other selling and administrative expenses, operating income (loss), and other non-operating expense, net have been retrospectively restated. The impact to Mattel’s consolidated financial statements was not material. See further discussion in "Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies—New Accounting Pronouncements" and "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans."
Restatement of Quarterly Financial Information
On August 6, 2019, Mattel was made aware of an anonymous whistleblower letter. An independent investigation by the Audit Committee was initiated in August 2019 on matters discussed in the letter. Based on the independent investigation, management determined that it had failed to properly consider an indefinite-lived intangible asset in Mattel’s tax valuation allowance calculation for the three months ended September 30, 2017, which resulted in the restatement of the Company’s financial results for the third and fourth quarters of 2017, as further described in "Note 17 to the Consolidated Financial Statements—Restatement of Quarterly Financial Information (Unaudited)".
Revision of Consolidated Financial Statements
Mattel’s consolidated financial statements have been revised to correct certain other prior period misstatements which were not material, both individually or in the aggregate, to the previously issued consolidated financial statements. These misstatements relate to improper capitalization of certain advertising costs, the under-accrual of sales adjustments, freight and logistics costs, employee related costs, the provision for income taxes, and other information disclosed in the notes to the Consolidated Financial Statements. The provision for income taxes misstatement was unrelated to the restated income tax matter described in "Note 17 to the Consolidated Financial Statements—Restatement of Quarterly Financial Information (Unaudited)".
The following tables present the impact of the revisions on Mattel’s previously issued Consolidated Statements of Operations (including Comprehensive (Loss) Income), and Cash Flows for the years ended December 31, 2018, 2017, and 2016, its Consolidated Balance Sheets as of December 31, 2018 and 2017, and its Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017, and 2016. The presentation of the revised Consolidated Balance Sheets only presents those line items which were impacted as a result of the revisions. The effect of the revisions to the Consolidated Statements of Cash Flows was to components within operating cash flows. There were no effects on total operating activities, investing activities, financing activities, or cash and cash equivalents as a result of the revisions. All relevant footnotes to the consolidated financial statements have also been revised to reflect the items above.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Consolidated Balance Sheet
Prepaid expenses and other current assets	$244,987	$(5,240)	$239,747
Total current assets	$2,352,440	$(5,240)	$2,347,200
Total Assets	$5,243,465	$(5,240)	$5,238,225
Accrued liabilities	$700,421	$3,948	$704,369
Income taxes payable	$10,046	$3,474	$13,520
Total current liabilities	$1,252,608	$7,422	$1,260,030
Retained earnings	$1,629,257	$(12,662)	$1,616,595
Total stockholders’ equity	$669,465	$(12,662)	$656,803
Total Liabilities and Stockholders’ Equity	$5,243,465	$(5,240)	$5,238,225

	December 31, 2017
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Consolidated Balance Sheet
Accounts receivable, net	$1,128,610	$(3,958)	$1,124,652
Prepaid expenses and other current assets	$303,053	$(7,388)	$295,665
Total current assets	$3,111,588	$(11,346)	$3,100,242
Other noncurrent assets	$944,961	$990	$945,951
Total Assets	$6,238,503	$(10,356)	$6,228,147
Retained earnings	$2,179,358	$(10,356)	$2,169,002
Total stockholders’ equity	$1,257,455	$(10,356)	$1,247,099
Total Liabilities and Stockholders’ Equity	$6,238,503	$(10,356)	$6,228,147

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Net Sales	$4,510,852	$3,958	$4,514,810
Cost of sales	2,716,127	—	2,716,127
Gross Profit	1,794,725	3,958	1,798,683
Advertising and promotion expenses	526,436	(2,148)	524,288
Other selling and administrative expenses	1,504,796	3,948	1,508,744
Operating Loss	(236,507)	2,158	(234,349)
Interest expense	181,886	—	181,886
Interest (income)	(6,463)	—	(6,463)
Other non-operating expense, net	7,331	—	7,331
Loss Before Income Taxes	(419,261)	2,158	(417,103)
Provision for income taxes	111,732	4,464	116,196
Net Loss	$(530,993)	$(2,306)	$(533,299)
Comprehensive Loss	$(608,433)	$(2,306)	$(610,739)
Net Loss Per Common Share - Basic	$(1.54)	$(0.01)	$(1.55)
Weighted average number of common shares	345,012	—	345,012
Net Loss Per Common Share - Diluted	$(1.54)	$(0.01)	$(1.55)
Weighted average number of common and potential common shares	345,012	—	345,012

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Net Sales	$4,881,951	$(458)	$4,881,493
Cost of sales	3,061,122	(4,200)	3,056,922
Gross Profit	1,820,829	3,742	1,824,571
Advertising and promotion expenses	642,286	—	642,286
Other selling and administrative expenses	1,517,983	—	1,517,983
Operating Loss	(339,440)	3,742	(335,698)
Interest expense	105,214	—	105,214
Interest (income)	(7,777)	—	(7,777)
Other non-operating expense, net	68,110	—	68,110
Loss Before Income Taxes	(504,987)	3,742	(501,245)
Provision for income taxes	548,849	4,485	553,334
Net Loss	$(1,053,836)	$(743)	$(1,054,579)
Comprehensive Loss	$(892,593)	$(743)	$(893,336)
Net Loss Per Common Share - Basic	$(3.07)	$—	$(3.07)
Weighted average number of common shares	343,564	—	343,564
Net Loss Per Common Share - Diluted	$(3.07)	$—	$(3.07)
Weighted average number of common and potential common shares	343,564	—	343,564

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Income
Net Sales	$5,456,650	$(3,500)	$5,453,150
Cost of sales	2,902,259	4,200	2,906,459
Gross Profit	2,554,391	(7,700)	2,546,691
Advertising and promotion expenses	634,947	—	634,947
Other selling and administrative expenses	1,391,769	—	1,391,769
Operating Income	527,675	(7,700)	519,975
Interest expense	95,118	—	95,118
Interest (income)	(9,144)	—	(9,144)
Other non-operating expense, net	31,959	—	31,959
Income Before Income Taxes	409,742	(7,700)	402,042
Provision for income taxes	91,720	(2,586)	89,134
Net Income	$318,022	$(5,114)	$312,908
Comprehensive Income	$223,892	$(5,114)	$218,778
Net Income Per Common Share - Basic	$0.93	$(0.02)	$0.91
Weighted average number of common shares	341,480	—	341,480
Net Income Per Common Share - Diluted	$0.92	$(0.01)	$0.91
Weighted average number of common and potential common shares	344,233	—	344,233

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(530,993)	$(2,306)	$(533,299)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	232,837	—	232,837
Amortization	39,095	—	39,095
Share-based compensation	48,915	—	48,915
Bad debt expense	40,894	—	40,894
Inventory obsolescence	74,974	—	74,974
Asset impairments	18,203	—	18,203
Deferred income taxes	12,359	990	13,349
Indefinite reinvestment assertion and U.S. Tax Act	18,275	—	18,275
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	76,373	(3,958)	72,415
Inventories	(53,840)	—	(53,840)
Prepaid expenses and other current assets	56,378	(2,148)	54,230
Accounts payable, accrued liabilities, and income taxes payable	(54,819)	7,422	(47,397)
Other, net	(5,968)	—	(5,968)
Net cash flows used for operating activities	$(27,317)	$—	$(27,317)

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Consolidated Statement of Cash Flows
Net loss	$(1,053,836)	$(743)	$(1,054,579)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	240,818	—	240,818
Amortization	33,949	—	33,949
Share-based compensation	67,119	—	67,119
Bad debt expense	17,568	—	17,568
Inventory obsolescence	127,592	—	127,592
Asset impairments	56,324	—	56,324
Deferred income taxes	(19,840)	1,830	(18,010)
Indefinite reinvestment assertion and U.S. Tax Act	(105,279)	(1,770)	(107,049)
Valuation allowance on deferred tax assets	561,921	4,425	566,346
Loss on discontinuation of Venezuelan operations	58,973	—	58,973
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(3,942)	458	(3,484)
Inventories	(91,644)	—	(91,644)
Prepaid expenses and other current assets	33,681	—	33,681
Accounts payable, accrued liabilities, and income taxes payable	98,044	(4,200)	93,844
Other, net	(49,062)	—	(49,062)
Net cash flows used for operating activities	$(27,614)	$—	$(27,614)

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Consolidated Statement of Cash Flows
Net income	$318,022	$(5,114)	$312,908
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	235,797	—	235,797
Amortization	26,543	—	26,543
Share-based compensation	53,950	—	53,950
Bad debt expense	9,165	—	9,165
Inventory obsolescence	31,455	—	31,455
Deferred income taxes	1,236	(2,586)	(1,350)
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(33,198)	3,500	(29,698)
Inventories	(68,650)	—	(68,650)
Prepaid expenses and other current assets	34,754	—	34,754
Accounts payable, accrued liabilities, and income taxes payable	9,006	4,200	13,206
Other, net	(23,571)	—	(23,571)
Net cash flows provided by operating activities	$594,509	$—	$594,509

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Retained earnings	$1,629,257	$(12,662)	$1,616,595
Total stockholders’ equity	$669,465	$(12,662)	$656,803

	December 31, 2017
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Retained earnings	$2,179,358	$(10,356)	$2,169,002
Total stockholders’ equity	$1,257,455	$(10,356)	$1,247,099

	December 31, 2016
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Retained earnings at beginning of period(a)	$3,745,815	$(4,499)	$3,741,316
Total stockholders’ equity at beginning of period(a)	$2,633,254	$(4,499)	$2,628,755
Retained earnings at end of period	$3,545,359	$(9,613)	$3,535,746
Total stockholders’ equity at end of period	$2,407,782	$(9,613)	$2,398,169

(a)	Adjustments represent the cumulative effect of immaterial revisions originating in periods prior to 2016.

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
Foreign Currency Translation Exposure
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Net income (loss) and cash flow items are translated at weighted-average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2018 were related to its net investments in entities having functional currencies denominated in the Euro, British pound sterling, Russian ruble, and Brazilian real.
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
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) 90 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. Each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. At December 31, 2018, there were approximately 19 million shares of common stock available for grant remaining under the Amended 2010 Plan.
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

The following table reconciles earnings per common share:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
Basic:
Net (loss) income	$(533,299)	$(1,054,579)	$312,908
Less: Net (loss) income allocable to participating RSUs (a)	—	—	(1,377)
Net (loss) income available for basic common shares	$(533,299)	$(1,054,579)	$311,531
Weighted average common shares outstanding	345,012	343,564	341,480
Basic net (loss) income per common share	$(1.55)	$(3.07)	$0.91
Diluted:
Net (loss) income	$(533,299)	$(1,054,579)	$312,908
Less: Net (loss) income allocable to participating RSUs (a)	—	—	(1,377)
Net (loss) income available for diluted common shares	$(533,299)	$(1,054,579)	$311,531
Weighted average common shares outstanding	345,012	343,564	341,480
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs (b)	—	—	2,753
Weighted average number of common and potential common shares	345,012	343,564	344,233
Diluted net (loss) income per common share	$(1.55)	$(3.07)	$0.91

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

	For the Year Ended
	December 31, 2018	December 31, 2017 (b)	December 31, 2016 (b)
	(In thousands)
Revenues by Segment
North America	$2,422,108	$2,536,654	$3,036,181
International	2,312,230	2,503,527	2,447,615
American Girl	341,191	473,944	589,918
Gross sales	5,075,529	5,514,125	6,073,714
Sales adjustments	(560,719)	(632,632)	(620,564)
Net sales	$4,514,810	$4,881,493	$5,453,150

Segment Income (Loss)
North America	$220,769	$102,710	$560,178
International	13,915	(6,322)	287,730
American Girl	(17,726)	(72,968)	106,423
	216,958	23,420	954,331
Corporate and other expense (a)	(451,307)	(359,118)	(434,356)
Operating (loss) income	(234,349)	(335,698)	519,975
Interest expense	181,886	105,214	95,118
Interest (income)	(6,463)	(7,777)	(9,144)
Other non-operating expense, net	7,331	68,110	31,959
(Loss) income before income taxes	$(417,103)	$(501,245)	$402,042

(a)
Corporate and other expense includes (i) incentive compensation expense of $84.1 million, $19.4 million, and $16.5 million for 2018, 2017, and 2016, respectively, (ii) $104.1 million, $65.1 million, and $39.9 million of charges related to severance and other restructuring costs for 2018, 2017, and 2016, respectively, and (iii) share-based compensation expense of $48.9 million, $67.1 million, and $53.9 million for 2018, 2017, and 2016, respectively.

(b)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million and $8.4 million of expense, net from other selling and administrative expenses, which is included in corporate and other expense, to other non-operating expense, net for the year ended December 31, 2017 and 2016, respectively.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Depreciation/Amortization by Segment
North America	$130,087	$118,898	$118,047
International	95,480	96,623	88,414
American Girl	14,391	22,615	23,023
	239,958	238,136	229,484
Corporate and other	31,974	36,631	32,856
Depreciation and amortization	$271,932	$274,767	$262,340

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Assets by Segment
North America	$615,654	$692,232	$677,203
International	728,870	825,227	763,084
American Girl	43,748	100,184	154,924
	1,388,272	1,617,643	1,595,211
Corporate and other	124,700	107,713	130,304
Accounts receivable and inventories, net	$1,512,972	$1,725,356	$1,725,515
The table below presents worldwide revenues by brand category:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Worldwide Revenues by Brand Category (a)
Barbie	$1,088,953	$954,892	$971,795
Hot Wheels	834,058	777,341	796,969
Fisher-Price and Thomas & Friends	1,185,669	1,370,543	1,546,111
American Girl	342,442	473,302	592,118
Toy Box	1,624,407	1,938,047	2,166,721
Gross sales	5,075,529	5,514,125	6,073,714
Sales adjustments	(560,719)	(632,632)	(620,564)
Net sales	$4,514,810	$4,881,493	$5,453,150

(a)	Mattel reorganized its brands reporting structure in the first quarter of 2018. Prior period amounts have been reclassified to conform to the current period presentation.

Geographic Information
The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Revenues
North American Region (a)	$2,763,299	$3,010,598	$3,626,099
International Region (b):
Europe	1,013,983	1,054,788	1,066,263
Latin America	653,992	675,286	636,535
Global Emerging Markets	644,255	773,453	744,817
Total International Region	2,312,230	2,503,527	2,447,615
Gross sales	5,075,529	5,514,125	6,073,714
Sales adjustments	(560,719)	(632,632)	(620,564)
Net sales	$4,514,810	$4,881,493	$5,453,150

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Long-Lived Assets
North American Region (c)	$1,466,413	$1,543,662	$1,566,621
International Region	1,374,676	1,506,503	1,478,747
Consolidated total	$2,841,089	$3,050,165	$3,045,368

(a)	Revenues for the North American Region include revenues attributable to the U.S. of $2.60 billion, $2.82 billion, and $3.39 billion for 2018, 2017, and 2016, respectively.

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

Note 15—Income Taxes
Consolidated pre-tax (loss) income consists of the following:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
U.S. operations	$(344,443)	$(269,244)	$4,979
Foreign operations	(72,660)	(232,001)	397,063
	$(417,103)	$(501,245)	$402,042

The provision for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Current
Federal	$3,935	$(3,153)	$(3,041)
State	1,340	1,885	2,455
Foreign	95,404	113,315	91,070
	100,679	112,047	90,484
Deferred
Federal	(4,630)	422,397	(6,094)
State	(3,368)	38,819	2,557
Foreign	23,515	(19,929)	2,187
	15,517	441,287	(1,350)
Provision for income taxes	$116,196	$553,334	$89,134
Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, research and development expenses, employee compensation-related expenses, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Tax credit carryforwards	$64,895	$222,353
Research and development expenses	76,906	92,443
Net operating loss carryforwards	187,741	139,544
Allowances and reserves	94,168	178,930
Deferred compensation	63,641	49,616
Postretirement benefits	24,666	30,564
Intangible assets	419	6,096
Other	48,262	50,554
Gross deferred income tax assets	560,698	770,100
Intangible assets	(196,012)	(175,921)
Other	(15,782)	—
Gross deferred income tax liabilities	(211,794)	(175,921)
Deferred income tax asset valuation allowances	(365,820)	(580,937)
Net deferred income tax (liabilities) assets	$(16,916)	$13,242
Net deferred income tax assets (liabilities) are reported in the consolidated balance sheets as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Other noncurrent assets	$49,937	$77,740
Other noncurrent liabilities	(66,853)	(64,498)
	$(16,916)	$13,242

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
Periodically, Mattel considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely-than-not that some or all of the deferred tax assets will not be realized. During the third quarter of 2017, Mattel established a valuation allowance on U.S. deferred tax assets that will more than likely not be realized due to the determination that negative evidence outweighed the positive evidence. As of December 31, 2018, Mattel's valuation allowance on its federal and state deferred tax assets was approximately $291 million. Changes in the valuation allowance in 2018 primarily related to the utilization of loss and credit carryforwards against the tax on the inclusion of accumulated foreign earnings under the U.S. Tax Act, offset by current year losses and credits generated.
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
Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
(Benefit) provision at U.S. federal statutory rate	$(87,592)	$(175,436)	$140,715
Increase (decrease) resulting from:
U.S. valuation allowance	64,907	558,976	—
Foreign earnings taxed at different rates, including foreign losses without benefit	103,231	266,807	(43,010)
U.S. Tax Act (a)	3,709	(107,049)	—
State and local taxes, net of U.S. federal (expense) benefit	(2,028)	2,254	3,319
Adjustments to previously accrued taxes	6,621	5,159	(12,537)
Change in indefinite reinvestment assertion	14,566	—	—
Other (b)	12,782	2,623	647
Provision for income taxes	$116,196	$553,334	$89,134

(a)	For 2018, U.S. Tax Act expense was netted with utilization of carryover tax attributes and current year generated tax attributes.

(b)	For 2018, Other includes $8.1 million of tax credit expiration.

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
Mattel's provision for income taxes was $116.2 million in 2018, as compared to $553.3 million in 2017 and $89.1 million in 2016. The 2018 income tax provision included a $14.6 million expense related to changes to Mattel's indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). The 2017 income tax provision included a net tax expense of $457.1 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act related to the remeasurement of U.S. net deferred tax liabilities from 35% to 21% tax rate. The 2016 income tax provision included a net tax benefit of $16.8 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, enacted tax law changes, and the adoption of ASU 2016-09.
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

Note 16—Supplemental Financial Information

	December 31, 2018	December 31, 2017
	(In thousands)
Inventories include the following:
Raw materials and work in process	$115,966	$101,690
Finished goods	426,923	499,014
	$542,889	$600,704
Other noncurrent assets include the following:
Identifiable intangibles (net of accumulated amortization of $207.9 million and $168.8 million at December 31, 2018 and 2017, respectively)	$587,528	$639,203
Deferred income taxes	49,937	77,740
Other	209,541	229,008
	$847,006	$945,951
Accrued liabilities include the following:
Advertising and promotion	$86,935	$165,572
Royalties	108,109	111,669
Taxes other than income taxes	54,317	74,626
Incentive compensation	87,086	20,218
Other	367,922	420,054
	$704,369	$792,139
Other noncurrent liabilities include the following:
Benefit plan liabilities	$186,380	$187,830
Noncurrent tax liabilities	150,960	124,330
Other	132,329	171,966
	$469,669	$484,126

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Currency transaction losses included in:
Operating loss	$(5,061)	$(29,678)	$(164,042)
Other non-operating expense, net	(3,328)	(6,525)	(27,290)
Net transaction losses	$(8,389)	$(36,203)	$(191,332)
Other selling and administrative expenses include the following:
Design and development	$205,368	$225,245	$215,304
Identifiable intangible asset amortization	39,095	23,273	22,215
Bad debt expense	40,894	17,568	9,165

Note 17—Restatement of Quarterly Financial Information (Unaudited)
On August 6, 2019, Mattel was made aware of an anonymous whistleblower letter. An independent investigation was initiated in August 2019 on matters discussed in that letter. The investigation concluded there were material tax related misstatements in the previously issued unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 2017 and previously reported unaudited consolidated financial information for the three months ended December 31, 2017 and failures to properly consider and communicate such misstatements to Mattel’s then Chief Executive Officer and Audit Committee. The investigation did not find that management engaged in fraud. As it relates to the accounting misstatement, it was concluded that Mattel had failed to properly consider an indefinite-lived intangible asset in its tax valuation allowance calculation for the three months ended September 30, 2017, which caused the provision for income taxes to be understated by $109.0 million.  In the fourth quarter of 2017, Mattel determined that the intangible asset was no longer indefinite-lived. This change resulted in an effective correction of the tax misstatement for the 2017 annual results.  However, the provision for income taxes remained uncorrected for the three months ended September 30, 2017, which resulted in an overstatement of the tax expense for the three months ended December 31, 2017.
In addition to the misstatement described above, there were certain other immaterial prior period misstatements, related to the improper capitalization of certain advertising costs, and the under-accrual of sales adjustments, freight and logistics costs, employee related costs, and the provision for income taxes. The provision for income taxes misstatement was unrelated to the restated income tax matter. Each of these misstatements which were determined to be immaterial, both individually and in the aggregate, have been corrected in the tables below.
The following table represents a Summary of Restated and Revised Quarterly Financial Data for years ended December 31, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		As Revised		As Revised
	(In thousands, except per share amounts)
Year Ended December 31, 2018
Net sales	$708,372	$844,706	$1,437,451	$1,524,281
Cost of sales	489,499	587,546	824,395	814,687
Gross profit	218,873	257,160	613,056	709,594
Advertising and promotion expenses	70,837	82,393	165,308	205,750
Other selling and administrative expenses	424,617	360,000	325,874	398,253
Operating (loss) income	(276,581)	(185,233)	121,874	105,591
(Loss) income before income taxes	(313,905)	(230,064)	72,592	54,274
Net (loss) income (a)	(311,253)	(237,963)	6,278	9,639
Net (loss) income (a) per common share - basic	$(0.90)	$(0.69)	$0.02	$0.03
Weighted average number of common shares	344,434	344,584	345,285	345,720
Net (loss) income per common share - diluted	$(0.90)	$(0.69)	$0.02	$0.03
Weighted average number of common and potential common shares	344,434	344,584	345,672	345,846
Dividends declared per common share	$—	$—	$—	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	As Revised	As Revised	As Restated	As Restated
	(In thousands, except per share amounts)
Year Ended December 31, 2017
Net sales	$737,418	$976,177	$1,560,983	$1,606,915
Cost of sales	455,240	574,712	911,234	1,115,736
Gross profit	282,178	401,465	649,749	491,179
Advertising and promotion expenses	73,562	95,499	179,691	293,534
Other selling and administrative expenses (b)	330,829	353,296	381,214	452,644
Operating (loss) income (b)	(122,213)	(47,330)	88,844	(254,999)
(Loss) income before income taxes	(142,271)	(72,043)	63,863	(350,794)
Net loss (a)	(110,956)	(54,885)	(713,445)	(175,293)
Net loss (a) per common share - basic	$(0.32)	$(0.16)	$(2.07)	$(0.51)
Weighted average number of common shares	342,914	343,116	343,870	344,294
Net loss (a) per common share - diluted	$(0.32)	$(0.16)	$(2.07)	$(0.51)
Weighted average number of common and potential common shares	342,914	343,116	343,870	344,294
Dividends declared per common share	$0.38	$0.38	$0.15	$—

(a)
Net loss in the first and second quarters of 2018 included net discrete tax expense of $4.5 million and a net discrete tax benefit of $2.3 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net income in the third quarter of 2018 included net discrete tax expense of $42.1 million, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, changes to the indefinite reinvestment assertion, repatriation of accumulated foreign earnings (net of related valuation allowance change), and enacted law changes. Net income in the fourth quarter of 2018 included a net discrete tax benefit of $5.6 million related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). Net loss for the first and second quarters of 2017 included net discrete tax expense of $0.5 million and a net discrete tax benefit of $3.2 million, respectively, primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted law changes. Net loss in the third quarter of 2017 included net discrete tax expense of $674.9 million, primarily related to the establishment of a valuation allowance. Net loss in the fourth quarter of 2017 included a net discrete tax benefit of $214.6 million primarily related to reassessments of prior years’ tax liabilities based on the status of audits and tax filings in various jurisdictions around the world, settlements, and enacted tax law changes.

(b)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $1.4 million, $(0.3) million, $0.5 million, and $1.8 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017.

Restatement of Quarterly Information for the Third and Fourth Quarter of 2017
The following represents the restatement of the unaudited consolidated financial statements as of and for the periods ended September 30, 2017:

CONSOLIDATED BALANCE SHEET

	September 30, 2017
	As Previously Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Current Assets
Cash and equivalents	$181,308	$—	$181,308
Accounts receivable, net	1,506,145	—	1,506,145
Inventories	989,995	—	989,995
Prepaid expenses and other current assets	352,711	—	352,711
Total current assets	3,030,159	—	3,030,159
Noncurrent Assets
Property, plant, and equipment, net	821,228	—	821,228
Goodwill	1,397,642	—	1,397,642
Other noncurrent assets	950,655	—	950,655
Total Assets	$6,199,684	$—	$6,199,684
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$732,649	$—	$732,649
Current portion of long-term debt	250,000	—	250,000
Accounts payable	713,488	—	713,488
Accrued liabilities	568,845	7,388	576,233
Income taxes payable	32,296	—	32,296
Total current liabilities	2,297,278	7,388	2,304,666
Noncurrent Liabilities
Long-term debt	1,886,404	—	1,886,404
Other noncurrent liabilities	576,327	108,958	685,285
Total noncurrent liabilities	2,462,731	108,958	2,571,689
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	—	441,369
Additional paid-in capital	1,793,036	—	1,793,036
Treasury stock at cost: 97.7 million shares	(2,392,422)	—	(2,392,422)
Retained earnings	2,460,224	(116,346)	2,343,878
Accumulated other comprehensive loss	(862,532)	—	(862,532)
Total stockholders’ equity	1,439,675	(116,346)	1,323,329
Total Liabilities and Stockholders’ Equity	$6,199,684	$—	$6,199,684

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net Sales	$1,560,983	$—	$1,560,983	$3,271,078	$3,500	$3,274,578
Cost of sales	913,834	(2,600)	911,234	1,945,386	(4,200)	1,941,186
Gross Profit	647,149	2,600	649,749	1,325,692	7,700	1,333,392
Advertising and promotion expenses	179,691	—	179,691	348,752	—	348,752
Other selling and administrative expenses	381,214	—	381,214	1,065,339	—	1,065,339
Operating Income (Loss)	86,244	2,600	88,844	(88,399)	7,700	(80,699)
Interest expense	24,646	—	24,646	68,557	—	68,557
Interest (income)	(1,575)	—	(1,575)	(6,337)	—	(6,337)
Other non-operating expense, net	1,910	—	1,910	7,532	—	7,532
Income (Loss) Before Income Taxes	61,263	2,600	63,863	(158,151)	7,700	(150,451)
Provision for income taxes	664,510	112,798	777,308	614,402	114,433	728,835
Net Loss	$(603,247)	$(110,198)	$(713,445)	$(772,553)	$(106,733)	$(879,286)
Net Loss Per Common Share - Basic	$(1.75)	$(0.32)	$(2.07)	$(2.25)	$(0.31)	$(2.56)
Weighted average number of common shares	343,870	—	343,870	343,304	—	343,304
Net Loss Per Common Share - Diluted	$(1.75)	$(0.32)	$(2.07)	$(2.25)	$(0.31)	$(2.56)
Weighted average number of common and potential common shares	343,870	—	343,870	343,304	—	343,304
Dividends Declared Per Common Share	$0.15	$—	$0.15	$0.91	$—	$0.91

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(In thousands)
Net Loss	$(603,247)	$(110,198)	$(713,445)	$(772,553)	$(106,733)	$(879,286)
Other Comprehensive Income, Net of Tax
Currency translation adjustments	36,912	—	36,912	142,248	—	142,248
Defined benefit pension plan adjustments	1,106	—	1,106	3,185	—	3,185
Net unrealized losses on available-for-sale security	(3,848)	—	(3,848)	(7,585)	—	(7,585)
Net unrealized losses on derivative instruments:
Unrealized holding losses	(24,009)	—	(24,009)	(63,999)	—	(63,999)
Amounts reclassified from accumulated other comprehensive loss	9,241	—	9,241	6,648	—	6,648
	(14,768)	—	(14,768)	(57,351)	—	(57,351)
Other Comprehensive Income, Net of Tax	19,402	—	19,402	80,497	—	80,497
Comprehensive Loss	$(583,845)	$(110,198)	$(694,043)	$(692,056)	$(106,733)	$(798,789)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated
	(In thousands)
Net loss	$(772,553)	$(106,733)	$(879,286)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	179,831	—	179,831
Amortization	16,264	—	16,264
Asset impairments	14,942	—	14,942
Deferred income taxes	2,057	5,475	7,532
Valuation allowance on deferred tax assets	561,915	108,958	670,873
Share-based compensation	47,582	—	47,582
Bad debt expense	11,758	—	11,758
Inventory obsolescence	37,402	—	37,402
(Decrease) increase from changes in assets and liabilities:
Accounts receivable	(367,579)	(3,500)	(371,079)
Inventories	(396,415)	—	(396,415)
Prepaid expenses and other current assets	(19,027)	(7,388)	(26,415)
Accounts payable, accrued liabilities, and income taxes payable	9,893	3,188	13,081
Other, net	(66,140)	—	(66,140)
Net cash flows used for operating activities	(740,070)	—	(740,070)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(101,428)	—	(101,428)
Purchases of other property, plant, and equipment	(133,895)	—	(133,895)
Proceeds from foreign currency forward exchange contracts	60,376	—	60,376
Other, net	38	—	38
Net cash flows used for investing activities	(174,909)	—	(174,909)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(878,937)	—	(878,937)
Proceeds from short-term borrowings, net	1,419,418	—	1,419,418
Payments of dividends on common stock	(311,973)	—	(311,973)
Proceeds from exercise of stock options	1,768	—	1,768
Other, net	(16,543)	—	(16,543)
Net cash flows provided by financing activities	213,733	—	213,733
Effect of Currency Exchange Rate Changes on Cash	13,023	—	13,023
Decrease in Cash and Equivalents	(688,223)	—	(688,223)
Cash and Equivalents at Beginning of Period	869,531	—	869,531
Cash and Equivalents at End of Period	$181,308	$—	$181,308

The following represents the restatement of the unaudited consolidated financial data for the period ended December 31, 2017:

	Three Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net sales	$1,610,873	$(3,958)	$1,606,915
Cost of sales	1,115,736	—	1,115,736
Gross profit	495,137	(3,958)	491,179
Advertising and promotion expenses	293,534	—	293,534
Other selling and administrative expenses	452,644	—	452,644
Operating loss	(251,041)	(3,958)	(254,999)
Loss before income taxes	(346,836)	(3,958)	(350,794)
Net loss	(281,283)	105,990	(175,293)
Net loss per common share—basic	$(0.82)	$0.31	$(0.51)
Weighted average number of common shares	344,294	—	344,294
Net loss per common share—diluted	$(0.82)	$0.31	$(0.51)
Weighted average number of common and potential common shares	344,294	—	344,294
Dividends declared per common share	$—	$—	$—
Revision of Quarterly Information
The effects of immaterial revisions on the impacted interim periods are presented below. Periods which were not impacted by such revisions are not presented.

	Three Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Net sales	$840,748	$3,958	$844,706
Cost of sales	587,546	—	587,546
Gross profit	253,202	3,958	257,160
Advertising and promotion expenses	82,393	—	82,393
Other selling and administrative expenses	360,000	—	360,000
Operating loss	(189,191)	3,958	(185,233)
Loss before income taxes	(234,022)	3,958	(230,064)
Net loss	(240,931)	2,968	(237,963)
Net loss per common share - basic	$(0.70)	$0.01	$(0.69)
Weighted average number of common shares	344,584	—	344,584
Net loss per common share - diluted	$(0.70)	$0.01	$(0.69)
Weighted average number of common and potential common shares	344,584	—	344,584
Dividends declared per common share	$—	$—	$—

	Three Months Ended December 31, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Net sales	$1,524,281	$—	$1,524,281
Cost of sales	814,687	—	814,687
Gross profit	709,594	—	709,594
Advertising and promotion expenses	207,898	(2,148)	205,750
Other selling and administrative expenses	394,305	3,948	398,253
Operating income	107,391	(1,800)	105,591
Income before income taxes	56,074	(1,800)	54,274
Net income	14,913	(5,274)	9,639
Net income per common share - basic	$0.04	$(0.01)	$0.03
Weighted average number of common shares	345,720	—	345,720
Net income per common share - diluted	$0.04	$(0.01)	$0.03
Weighted average number of common and potential common shares	345,846	—	345,846
Dividends declared per common share	$—	$—	$—

	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Net sales	$974,477	$1,700	$976,177
Cost of sales	574,712	—	574,712
Gross profit	399,765	1,700	401,465
Advertising and promotion expenses	95,499	—	95,499
Other selling and administrative expenses	353,296	—	353,296
Operating loss	(49,030)	1,700	(47,330)
Loss before income taxes	(73,743)	1,700	(72,043)
Net loss	(56,075)	1,190	(54,885)
Net loss per common share—basic	$(0.16)	$—	$(0.16)
Weighted average number of common shares	343,116	—	343,116
Net loss per common share—diluted	$(0.16)	$—	$(0.16)
Weighted average number of common and potential common shares	343,116	—	343,116
Dividends declared per common share	$0.38	$—	$0.38

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Net sales	$735,618	$1,800	$737,418
Cost of sales	456,840	(1,600)	455,240
Gross profit	278,778	3,400	282,178
Advertising and promotion expenses	73,562	—	73,562
Other selling and administrative expenses	330,829	—	330,829
Operating loss	(125,613)	3,400	(122,213)
Loss before income taxes	(145,671)	3,400	(142,271)
Net loss	(113,231)	2,275	(110,956)
Net loss income per common share - basic	$(0.33)	$0.01	$(0.32)
Weighted average number of common shares	342,914	—	342,914
Net loss per common share - diluted	$(0.33)	$0.01	$(0.32)
Weighted average number of common and potential common shares	342,914	—	342,914
Dividends declared per common share	$0.38	$—	$0.38

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Restatement of Prior Period Financial Statements Filed
On August 6, 2019, Mattel was made aware of an anonymous whistleblower letter which was announced in a Form 8-K filed on August 8, 2019. An independent investigation by the Company's Audit Committee was initiated in August 2019 on matters discussed in the letter. As previously announced in a Form 8-K filed on October 29, 2019, the Company, in consultation with the Audit Committee, concluded that the Company’s previously issued unaudited consolidated financial statements for the three and nine months ended September 30, 2017, which are included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, and the unaudited consolidated financial information for the three months ended December 31, 2017, which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, should no longer be relied upon due to material misstatements.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the time the Annual Report on Form 10-K for the year ended December 31, 2018 was filed on February 22, 2019, Ynon Kreiz, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that Mattel’s disclosure controls and procedures were effective as of December 31, 2018.
Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and the filing of this Form 10-K/A, Mattel’s principal executive officer and principal financial officer re-evaluated the effectiveness of the design and operation of Mattel’s disclosure controls and procedures and concluded that, because of the material weakness in Mattel’s internal control over financial reporting related to the failure to properly design and operate effective monitoring control activities to properly assess and communicate known financial statement errors and internal control deficiencies in a timely manner to those parties responsible for taking corrective action, including the chief executive officer and the board of directors, as appropriate, Mattel’s disclosure controls and procedures were not effective as of December 31, 2018.

Notwithstanding this material weakness, Mattel management, including Mattel’s principal executive officer and principal financial officer, has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, Mattel’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
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
Remediation Plan for Identified Material Weakness
Management developed and is executing a remediation plan to address the material weakness. Management developed and designed, for the three months ended September 30, 2019, more robust procedures relating to disclosure committee controls and procedures. Management is also developing a policy and more robust procedures relating to the assessment, documentation, and disclosure of accounting errors. Mattel is also supplementing its policy and training with respect to auditor independence.
To remediate the existing material weakness, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
In connection with the identification of the above material weakness related to the failure to properly design and operate monitoring control activities, an additional material weakness was identified that existed as of September 30, 2017, where management’s control over the review of the income tax valuation allowance analysis was deemed to not be designed and operating effectively as evidenced by the misstatement in the third quarter of 2017 tax valuation allowance calculation. This material weakness was remediated during the three months ended December 31, 2018, after enhancements in the design of the control to include additional reviews around the reconciliation of the deferred income taxes were incorporated in the valuation allowance calculation and the controls were operating effectively for a sufficient period of time as of December 31, 2018.
There were no changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

Item 9B.	Other Information.
PricewaterhouseCoopers LLP ("PwC") received a letter from an anonymous individual alleging certain actions violated the SEC’s auditor independence rules, which Mattel was made aware of on August 6, 2019.  PwC and the Audit Committee of Mattel conducted separate investigations into the allegations and PwC and the Audit Committee concluded that certain actions by the Company's audit engagement partner were in contravention of Regulation S-X Rule 2-01(c)(4)(vii)(E).
In considering the impact of the violation on PwC’s objectivity and impartiality, PwC and the Audit Committee of Mattel considered that PwC was not engaged by Mattel to perform human resource services and was not compensated to provide any human resource services, Mattel has a well-established robust hiring process and Mattel's management made all management hiring decisions. PwC did not act as management or an employee of Mattel when performing interviews, and these actions did not put PwC in a position of auditing its own work.
Based on the totality of the information considered during the course of the investigations, PwC and the Audit Committee of Mattel separately concluded that PwC was and remains capable of exercising objective and impartial judgment in connection with the audit of Mattel's financial statements for all impacted periods.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board General Information—Board Committees—Audit Committee"; "Executive Officers and Executive Compensation—Executive Officers"; and "Stock Ownership and Reporting —Section 16(a) Beneficial Ownership Reporting Compliance" in the Mattel 2019 Proxy Statement filed with the SEC on April 4, 2019 (the "Proxy Statement").
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
		8-K	001-05647	99.4	April 3, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.8	First Amendment to Syndicated Facility Agreement, dated as of June 1, 2018, by and among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	June 1, 2018
10.9	Second Amendment to Syndicated Facility Agreement, dated as of December 14, 2018, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	December 19, 2018
10.10+	Letter Agreement between Mattel, Inc. and Richard Dickson dated May 16, 2014 regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.11+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated February 19, 2015, regarding an offer of employment for the position of Interim Chief Executive Officer	10-Q	001-05647	10.3	April 28, 2015
10.12+	Letter Agreement between Mattel, Inc. and Joseph B. Johnson, dated March 11, 2015, regarding an offer of employment for the position of SVP and Corporate Controller	8-K	001-05647	10.1	May 4, 2015
10.13+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated April 15, 2015, regarding an offer of employment for the position of Chief Executive Officer	10-Q	001-05647	10.4	July 28, 2015
10.14+	Letter Agreement between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	January 17, 2017
10.15+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017	8-K	001-05647	10.2	January 17, 2017
10.16+	Letter Agreement between Mattel, Inc. and Kevin M. Farr, dated August 16, 2017, regarding his separation from Mattel	8-K	001-05647	10.1	August 18, 2017
10.17+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017, regarding an offer of employment for the position of Chief Financial Officer	8-K	001-05647	10.1	October 3, 2017
10.18+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017	8-K	001-05647	10.2	October 3, 2017
10.19+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer's long-term incentive grant value	10-Q	001-05647	10.9	July 25, 2018
10.20+	Letter Agreement between Mattel, Inc. and Amanda Thompson, dated August 23, 2017, regarding an offer of employment for the position of EVP and Chief People Officer	10-K	001-05647	10.20	February 22, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.21+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.22+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018	8-K	001-05647	10.2	April 20, 2018
10.23+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.24+	Fixed Term Employment Agreement between Mattel Northern Europe A/S and Soren T. Laursen, dated October 8, 2018	10-K	001-05647	10.24	February 22, 2019
10.25+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.26+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.27+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.28+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.29+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.30+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.31+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.32+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.33+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009
10.34+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-Q	001-05647	10.5	October 24, 2013
10.35+	Mattel, Inc. Executive Severance Plan (effective June 30, 2009) (the "Executive Severance Plan")	8-K	001-05647	10.4	July 2, 2009
10.36+	Amendment No. 1 to the Executive Severance Plan	10-Q	001-05647	10.6	October 24, 2013
10.37+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014) (the "Executive Severance Plan B" and collectively with the Executive Severance Plan, the "Executive Severance Plans")	8-K	001-05647	10.1	July 21, 2014
10.38+	The Mattel Cash Balance Excess Benefit Plan (as amended and restated, effective July 1, 2012)	10-K	001-05647	10.10	February 26, 2013
10.39+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan	10-Q	001-05647	10.7	October 24, 2013
10.40+	Mattel, Inc. Personal Investment Plan (amended and restated as of January 1, 2013) (the "PIP")	10-K	001-05647	10.11	February 26, 2013
10.41+	Amendment One to the PIP	10-K	001-05647	10.21	February 26, 2014
10.42+	Amendment Two to the PIP	10-K	001-05647	10.22	February 25, 2015
10.43+	Amendment Three to the PIP	10-K	001-05647	10.23	February 25, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.44+	Amendment Four and Merger Agreement for the PIP and the MEGA Brands America, Inc. 401(k) Savings Plan	10-K	001-05647	10.24	February 25, 2015
10.45+	Amendment Five to the PIP	10-Q	001-05647	10.6	July 28, 2015
10.46+	Amendment Six to the PIP	10-K	001-05647	10.35	February 23, 2017
10.47+	Mattel, Inc. 2005 Equity Compensation Plan (the "2005 Plan")	DEF 14A	001-05647	Appendix C	April 13, 2005
10.48+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009
10.49+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009
10.50+	Amendment No. 3 to the 2005 Plan	10-Q	001-05647	10.8	October 24, 2013
10.51+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	DEF 14A	001-05647	Appendix A	March 30, 2010
10.52+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013
10.53+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.54+	First Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 25, 2018
10.55+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.56+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to certain Executive Officers with employment agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010
10.57+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010
10.58+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.4	October 27, 2015
10.59+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.5	October 27, 2015
10.60+	Form of Grant Agreement for grants of RSUs to employees under the Amended 2010 Plan	10-Q	001-05647	10.6	October 27, 2015
10.61+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	October 27, 2015
10.62+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	October 27, 2015
10.63+	Form of Grant Agreement for grants of NQSOs to employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.64+	Form of Grant Agreement for grants of Performance Units to participants in the Executive Severance Plans under the Amended 2010 Plan	10-Q	001-05647	10.1	April 28, 2016
10.65+	Form of Grant Agreement for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.2	April 28, 2016
10.66+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.1	July 28, 2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.67+	Notice of Grant and Grant Agreement for February 8, 2017 make-whole grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.64	February 23, 2017
10.68+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.65	February 23, 2017
10.69+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of NQSOs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.66	February 23, 2017
10.70+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.6	April 27, 2017
10.71+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	April 27, 2017
10.72+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	April 27, 2017
10.73+	Grant Agreement for March 20, 2017 grant of Performance Units to Christopher A. Sinclair under the Amended 2010 Plan	10-Q	001-05647	10.9	April 27, 2017
10.74+	Grant Agreement for March 20, 2017 grant of Performance Units to Margaret H. Georgiadis under the Amended 2010 Plan	10-Q	001-05647	10.10	April 27, 2017
10.75+	Grant Agreement for April 30, 2018 grant of performance-based non-qualified Stock Options to Ynon Kreiz under the Mattel, Inc. Amended 2010 Plan	10-Q	001-05647	10.4	July 25, 2018
10.76+	Form of Grant Agreement as of April 5, 2018 for grants of Long-Term Incentive Program performance-based restricted stock units (“Performance Units”) to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.5	July 25, 2018
10.77+	Form of Grant Agreement as of April 5, 2018 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.6	July 25, 2018
10.78+	Form of Grant Agreement as of April 5, 2018 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.7	July 25, 2018
10.79+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.80+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer’s long-term incentive grant value	10-Q	001-05647	10.9	July 25, 2018
21.0*	Subsidiaries of the Registrant as of December 31, 2018

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
23.0*	Consent of Independent Registered Public Accounting Firm
31.0*	Certification of Principal Executive Officer dated November 12, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated November 12, 2019 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated November 12, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(c) Financial Statement Schedule
See Item (a)(2) above.
Copies of this Annual Report on Form 10-K/A and Exhibits 21.0, 23.0, 31.0, 31.1, and 32.0 are available to stockholders of Mattel without charge. Written requests should be sent to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012.

Item 16.	Form 10-K Summary.
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant
By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer
Date: November 12, 2019

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year Ended December 31, 2018	$25,378	$40,894		$(44,314)	(a)	$21,958
Year Ended December 31, 2017	$21,376	$17,568		$(13,566)	(a)	$25,378
Year Ended December 31, 2016	$24,370	$9,165		$(12,159)	(a)	$21,376
Allowance for Obsolescence:
Year Ended December 31, 2018	$118,446	$74,974		$(146,220)	(b)	$47,200
Year Ended December 31, 2017	$36,776	$127,592		$(45,922)	(b)	$118,446
Year Ended December 31, 2016	$45,715	$31,455		$(40,394)	(b)	$36,776
Income Tax Valuation Allowances: (e)
Year Ended December 31, 2018	$580,937	$103,154	(d)	$(318,271)	(c)	$365,820
Year Ended December 31, 2017	$74,125	$514,661		$(7,849)	(c)	$580,937
Year Ended December 31, 2016	$77,334	$15,772		$(18,981)	(c)	$74,125

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b)	Primarily relates to the disposal of related inventory and raw materials and currency translation adjustments.

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

(e)
Revised to correct for immaterial prior period misstatements for the years ended December 31, 2018 and 2017 described in Part II, Item 8 "Financial Statements and Supplementary Data- Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies."