Form 10-Q
period 2019-09-30
MATTEL INC /DE/
filed 2019-11-12
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of October 25, 2019: 346,715,490 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that," and "believes," among others, generally identify forward-looking statements.  These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel's costs; (ii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (vii) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, including the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel's retail customers, including retailers' potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Toys "R" Us, Inc. or other of Mattel's significant retailers, or the general lack of success of one of Mattel's significant retailers which could negatively impact Mattel's revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel's product costs and other costs of doing business, and reduce Mattel's earnings; (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel's products or delay or increase the cost of implementation of Mattel's programs or alter Mattel's actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xix) the impact of litigation or arbitration decisions or settlement actions; (xx) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; (xxi) an inability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; and (xxii) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors" in Mattel's 2018 Annual Report on Form 10-K/A. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018	December 31, 2018
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$218,298	$209,150	$594,481
Accounts receivable, net	1,291,255	1,312,932	970,083
Inventories	701,567	726,012	542,889
Prepaid expenses and other current assets	225,877	287,042	239,747
Total current assets	2,436,997	2,535,136	2,347,200
Noncurrent Assets
Property, plant, and equipment, net	572,269	677,030	657,595
Right-of-use assets, net	306,223	—	—
Goodwill	1,382,588	1,388,883	1,386,424
Other noncurrent assets	829,504	880,796	847,006
Total Assets	$5,527,581	$5,481,845	$5,238,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$230,000	$275,000	$4,176
Accounts payable	512,491	529,720	537,965
Accrued liabilities	732,262	690,858	704,369
Income taxes payable	48,795	5,813	13,520
Total current liabilities	1,523,548	1,501,391	1,260,030
Noncurrent Liabilities
Long-term debt	2,856,773	2,849,922	2,851,723
Noncurrent lease liabilities	273,906	—	—
Other noncurrent liabilities	419,696	471,510	469,669
Total noncurrent liabilities	3,550,375	3,321,432	3,321,392
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,811,214	1,802,556	1,812,682
Treasury stock at cost: 94.7 million shares, 96.2 million shares, and 96.1 million shares, respectively	(2,321,012)	(2,356,836)	(2,354,617)
Retained earnings	1,402,908	1,606,955	1,616,595
Accumulated other comprehensive loss	(880,821)	(835,022)	(859,226)
Total stockholders' equity	453,658	659,022	656,803
Total Liabilities and Stockholders' Equity	$5,527,581	$5,481,845	$5,238,225
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,481,557	$1,437,451	$3,030,866	$2,990,529
Cost of sales	795,130	824,395	1,763,265	1,901,440
Gross Profit	686,427	613,056	1,267,601	1,089,089
Advertising and promotion expenses	170,379	165,308	324,333	318,538
Other selling and administrative expenses	365,961	325,874	971,608	1,110,491
Operating Income (Loss)	150,087	121,874	(28,340)	(339,940)
Interest expense	47,689	48,156	140,881	132,702
Interest (income)	(821)	(785)	(4,625)	(5,631)
Other non-operating expense, net	1,264	1,911	2,874	4,366
Income (Loss) Before Income Taxes	101,955	72,592	(167,470)	(471,377)
Provision for income taxes	31,359	66,314	46,217	71,561
Net Income (Loss)	$70,596	$6,278	$(213,687)	$(542,938)
Net Income (Loss) Per Common Share - Basic	$0.20	$0.02	$(0.62)	$(1.57)
Weighted average number of common shares	346,698	345,285	346,210	344,774
Net Income (Loss) Per Common Share - Diluted	$0.20	$0.02	$(0.62)	$(1.57)
Weighted average number of common and potential common shares	348,487	345,672	346,210	344,774

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Unaudited; in thousands)
Net Income (Loss)	$70,596	$6,278	$(213,687)	$(542,938)
Other Comprehensive Loss, Net of Tax
Currency translation adjustments	(46,722)	(17,132)	(33,759)	(80,870)
Defined benefit pension plan adjustments	883	1,762	1,730	4,447
Net unrealized (losses) gains on available-for-sale security	(1,922)	424	(1,989)	(2,365)
Net unrealized gains on derivative instruments:
Unrealized holding gains	12,996	3,215	22,068	15,548
Amounts reclassified from accumulated other comprehensive loss	(6,394)	787	(9,645)	10,004
	6,602	4,002	12,423	25,552
Other Comprehensive Loss, Net of Tax	(41,159)	(10,944)	(21,595)	(53,236)
Comprehensive Income (Loss)	$29,437	$(4,666)	$(235,282)	$(596,174)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(Unaudited; in thousands)
Cash Flows From Operating Activities
Net loss	$(213,687)	$(542,938)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	156,252	179,617
Amortization	30,162	29,925
Asset impairments	9,344	13,653
Share-based compensation	39,140	36,187
Bad debt expense	2,869	43,617
Inventory obsolescence	56,913	56,586
Indefinite reinvestment assertion and U.S. Tax Act	—	23,833
Deferred income taxes	(13,424)	2,425
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	(337,530)	(259,739)
Inventories	(229,524)	(210,437)
Prepaid expenses and other current assets	14,703	1,862
Accounts payable, accrued liabilities, and income taxes payable	(29,026)	(100,213)
Other, net	147	(5,830)
Net cash flows used for operating activities	(513,661)	(731,452)
Cash Flows From Investing Activities
Purchases of tools, dies, and molds	(36,715)	(58,187)
Purchases of other property, plant, and equipment	(38,962)	(52,945)
Payments for foreign currency forward exchange contracts, net	(3,394)	(10,220)
Other, net	702	6,712
Net cash flows used for investing activities	(78,369)	(114,640)
Cash Flows From Financing Activities
Proceeds from short-term borrowings, net	225,824	275,000
Payments of long-term borrowings	—	(750,000)
Proceeds from long-term borrowings, net	—	475,550
Other, net	(7,523)	(11,236)
Net cash flows provided by (used for) financing activities	218,301	(10,686)
Effect of Currency Exchange Rate Changes on Cash	(2,454)	(13,293)
Decrease in Cash and Equivalents	(376,183)	(870,071)
Cash and Equivalents at Beginning of Period	594,481	1,079,221
Cash and Equivalents at End of Period	$218,298	$209,150
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,616,595	$(859,226)	$656,803
Net loss	—	—	—	(176,296)	—	(176,296)
Other comprehensive income, net of tax	—	—	—	—	21,292	21,292
Issuance of treasury stock for restricted stock units vesting	—	(1,829)	1,442	—	—	(387)
Share-based compensation	—	11,865	—	—	—	11,865
Balance, March 31, 2019	441,369	1,822,718	(2,353,175)	1,440,299	(837,934)	513,277
Net loss	—	—	—	(107,987)	—	(107,987)
Other comprehensive loss, net of tax	—	—	—	—	(1,728)	(1,728)
Issuance of treasury stock for restricted stock units vesting	—	(3,060)	3,025	—	—	(35)
Deferred compensation	—	(151)	276	—	—	125
Share-based compensation	—	12,445	—	—	—	12,445
Balance, June 30, 2019	441,369	1,831,952	(2,349,874)	1,332,312	(839,662)	416,097
Net income	—	—	—	70,596	—	70,596
Other comprehensive loss, net of tax	—	—	—	—	(41,159)	(41,159)
Issuance of treasury stock for restricted stock units vesting	—	(35,569)	28,862	—	—	(6,707)
Share-based compensation	—	14,831	—	—	—	14,831
Balance, September 30, 2019	$441,369	$1,811,214	$(2,321,012)	$1,402,908	$(880,821)	$453,658

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2017	$441,369	$1,808,391	$(2,389,877)	$2,169,002	$(781,786)	$1,247,099
Cumulative effect of accounting change	—	—	—	(19,148)	—	(19,148)
Net loss	—	—	—	(311,253)	—	(311,253)
Other comprehensive income, net of tax	—	—	—	—	42,637	42,637
Issuance of treasury stock for restricted stock units vesting	—	(5,675)	4,027	—	—	(1,648)
Share-based compensation	—	14,423	—	—	—	14,423
Balance, March 31, 2018	441,369	1,817,139	(2,385,850)	1,838,601	(739,149)	972,110
Net loss	—	—	—	(237,963)	—	(237,963)
Other comprehensive loss, net of tax	—	—	—	—	(84,929)	(84,929)
Issuance of treasury stock for restricted stock units vesting	—	(4,625)	3,872	—	—	(753)
Deferred compensation	—	(77)	201	—	—	124
Share-based compensation	—	7,994	—	—	—	7,994
Balance, June 30, 2018	441,369	1,820,431	(2,381,777)	1,600,638	(824,078)	656,583
Net income	—	—	—	6,278	—	6,278
Other comprehensive loss, net of tax	—	—	—	—	(10,944)	(10,944)
Issuance of treasury stock for restricted stock units vesting	—	(31,645)	24,941	—	—	(6,704)
Share-based compensation	—	13,770	—	—	—	13,770
Dividend equivalents for restricted stock units	—	—	—	39	—	39
Balance, September 30, 2018	$441,369	$1,802,556	$(2,356,836)	$1,606,955	$(835,022)	$659,022
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
The December 31, 2018 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in its 2018 Annual Report on Form 10-K/A.
Revision of Consolidated Financial Statements
In its 2018 Annual Report on Form 10-K/A filed on November 12, 2019 ("2018 Form 10-K/A"), Mattel revised its audited consolidated financial statements as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018 to correct for misstatements which the Company has determined to be immaterial, both individually and in the aggregate. The revision of these periods was effective upon the filing of the 2018 Form 10-K/A.
Mattel is also revising its unaudited consolidated financial statements for the first and second quarters of 2019 and the first, second, and third quarters of 2018 to correct for prior period misstatements, which Mattel has determined did not, either individually or in the aggregate, materially misstate its previously issued consolidated financial statements. These misstatements related to the improper capitalization of certain advertising costs, the under-accrual of sales adjustments and employee related costs, an increase to the provision for income taxes, and an adjustment for the misclassification between amounts within operating cash flows. Accordingly, the accompanying financial statements as of and for the three and nine months ended September 30, 2018 have been revised to correct for such misstatements. Further information regarding the revision of Mattel's unaudited consolidated financial statements is included in Note 25 - Revision of Quarterly Information.
Mattel will also affect the revision of its unaudited consolidated financial statements for the three months ended March 31, 2019 and the three and six months ended June 30, 2019 with the future filing of its Form 10-Q for the three months ended March 31, 2020 and the three and six months ended June 30, 2020.
All relevant footnotes to the consolidated financial statements in this Form 10-Q have also been revised to reflect the items discussed above.

2.	Accounts Receivable
Accounts receivable are net of allowances for doubtful accounts of $22.4 million, $23.4 million, and $22.0 million as of September 30, 2019, September 30, 2018, and December 31, 2018, respectively.

3.	Inventories
Inventories include the following:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Raw materials and work in process	$107,562	$129,088	$115,966
Finished goods	594,005	596,924	426,923
	$701,567	$726,012	$542,889

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Land	$25,086	$25,064	$25,023
Buildings	299,489	298,659	294,227
Machinery and equipment	866,002	873,574	875,308
Software	413,903	387,503	400,488
Tools, dies, and molds	801,064	864,089	831,743
Capital leases	—	23,927	23,927
Leasehold improvements	211,455	239,587	240,636
	2,616,999	2,712,403	2,691,352
Less: accumulated depreciation	(2,044,730)	(2,035,373)	(2,033,757)
	$572,269	$677,030	$657,595

5.	Leases
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
Mattel determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Mattel's leases are primarily related to property leases for its retail stores, warehouses, and corporate offices. Mattel's leases have remaining lease terms of up to 13 years, and often include one or more options to renew for up to 10 years. Renewal and termination options are included in the lease term when it is reasonably certain that Mattel will exercise the option.
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

The impact of the new lease standard on the September 30, 2019 consolidated balance sheet was as follows:

September 30, 2019
(In thousands, except years and percentage information)
Right-of-use assets, net	$306,223

Accrued liabilities	$73,297
Noncurrent lease liabilities	273,906
Total lease liabilities	$347,203

Weighted average remaining lease term	6.6 years

Weighted average discount rate	8.0%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the three months ended September 30, 2019 were $35.4 million, which included approximately $11 million related to short-term and variable lease costs. Total operating lease costs for the nine months ended September 30, 2019 were $104.7 million, which included approximately $31 million related to short-term and variable lease costs.
Supplemental information related to leases was as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$26,048	$79,217
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,789	$18,221

The following table shows the future maturities of lease liabilities for leases in effect as of September 30, 2019:

Years Ending December 31,	Lease Liabilities
(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$25,240
2020	93,741
2021	79,984
2022	59,965
2023	44,657
Thereafter	151,851
455,438
Less: imputed interest	(108,235)
$347,203

As disclosed in its 2018 Annual Report on Form 10-K/A and under the previous lease standard (Topic 840), future minimum obligations under lease commitments in effect at December 31, 2018 were as follows:

	Capital Leases		Operating Leases
	(In thousands)
2019	$294		$110,794
2020	25		83,566
2021	—		72,606
2022	—		59,191
2023	—		56,123
Thereafter	—		133,716
	$319	(a)	$515,996

_______________________________________

(a)	Includes minimal imputed interest.
Rental expense under operating leases was $127.1 million for 2018.

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
In the third quarter of 2019, Mattel performed its annual impairment test and determined that goodwill was not impaired. The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2019 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact.

	December 31, 2018	Currency Exchange Rate Impact	September 30, 2019
	(In thousands)
North America	$731,234	$(1,101)	$730,133
International	447,619	(2,735)	444,884
American Girl	207,571	—	207,571
	$1,386,424	$(3,836)	$1,382,588

7.	Other Noncurrent Assets
Other noncurrent assets include the following:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Identifiable intangible assets (net of accumulated amortization of $238.1 million, $198.7 million, and $207.9 million, respectively)	$552,332	$599,938	$587,528
Deferred income taxes	63,551	75,590	49,937
Other	213,621	205,268	209,541
	$829,504	$880,796	$847,006

Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and nine months ended September 30, 2019. During the second quarter of 2018 and nine months ended September 30, 2018, Mattel discontinued the use of certain brands and products, which resulted in $4.3 million of asset impairments. Mattel's remaining amortizable intangible assets were not impaired during the three and nine months ended September 30, 2018.

8.	Accrued Liabilities
Accrued liabilities include the following:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Advertising and promotion	$117,561	$131,509	$86,935
Royalties	92,154	92,998	108,109
Current lease liabilities	73,297	—	—
Taxes other than income taxes	52,381	52,273	54,317
Other	396,869	414,078	455,008
	$732,262	$690,858	$704,369

9.	Seasonal Financing
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
In addition to paying interest on the outstanding principal under the senior secured revolving credit facilities, the Borrower is required to pay (i) an unused line fee per annum of the average daily unused portion of the senior secured revolving credit facilities, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents.
Mattel had borrowings under the senior secured revolving credit facilities of approximately $230 million and $275 million as of September 30, 2019 and September 30, 2018, respectively, and had no borrowings under the senior secured revolving credit facilities as of December 31, 2018. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $65 million, $81 million, and $89 million as of September 30, 2019, September 30, 2018, and December 31, 2018, respectively.
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
Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect as no event of default has occurred and as Mattel's excess availability has been greater than $100 million and the Availability Threshold. As of September 30, 2019, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

10.	Long-Term Debt
Long-term debt includes the following:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
2010 Senior Notes due October 2020 and October 2040	$500,000	$500,000	$500,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2016 Senior Notes due August 2021	350,000	350,000	350,000
2017/2018 Senior Notes due December 2025	1,500,000	1,500,000	1,500,000
Debt issuance costs and debt discount	(43,227)	(50,078)	(48,277)
	2,856,773	2,849,922	2,851,723
Less: current portion	—	—	—
	$2,856,773	$2,849,922	$2,851,723

11.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Benefit plan liabilities	$183,214	$177,289	$186,380
Noncurrent income tax liabilities	146,297	156,135	150,960
Other	90,185	138,086	132,329
	$419,696	$471,510	$469,669

12.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2019
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2019	$17,232	$(6,614)	$(141,916)	$(708,364)	$(839,662)
Other comprehensive income (loss) before reclassifications	12,996	(1,922)	(359)	(46,722)	(36,007)
Amounts reclassified from accumulated other comprehensive income (loss)	(6,394)	—	1,242	—	(5,152)
Net increase (decrease) in other comprehensive income (loss)	6,602	(1,922)	883	(46,722)	(41,159)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2019	$23,834	$(8,536)	$(141,033)	$(755,086)	$(880,821)

	For the Nine Months Ended September 30, 2019
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	22,068	(1,989)	(2,183)	(33,759)	(15,863)
Amounts reclassified from accumulated other comprehensive income (loss)	(9,645)	—	3,913	—	(5,732)
Net increase (decrease) in other comprehensive income (loss)	12,423	(1,989)	1,730	(33,759)	(21,595)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2019	$23,834	$(8,536)	$(141,033)	$(755,086)	$(880,821)

	For the Three Months Ended September 30, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2018	$452	$(5,588)	$(140,528)	$(678,414)	$(824,078)
Other comprehensive income (loss) before reclassifications	3,215	424	219	(17,132)	(13,274)
Amounts reclassified from accumulated other comprehensive income (loss)	787	—	1,543	—	2,330
Net increase (decrease) in other comprehensive income (loss)	4,002	424	1,762	(17,132)	(10,944)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2018	$4,454	$(5,164)	$(138,766)	$(695,546)	$(835,022)

	For the Nine Months Ended September 30, 2018
	Derivative Instruments	Available-for-Sale Security	Defined Benefit Pension Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive income (loss) before reclassifications	15,548	(2,365)	(2,888)	(80,870)	(70,575)
Amounts reclassified from accumulated other comprehensive loss	10,004	—	7,335	—	17,339
Net increase (decrease) in other comprehensive income (loss)	25,552	(2,365)	4,447	(80,870)	(53,236)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2018	$4,454	$(5,164)	$(138,766)	$(695,546)	$(835,022)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2019	September 30, 2018	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$6,583	$(910)	Cost of sales
Tax effect of net gain (loss)	(189)	123	Provision for income taxes
	$6,394	$(787)	Net income (loss)
Defined Benefit Pension Plans
Amortization of prior service credit (a)	$494	$502	Other non-operating expense, net
Recognized actuarial loss (a)	(1,736)	(2,045)	Other non-operating expense, net
	(1,242)	(1,543)
Tax effect of net loss	—	—	Provision for income taxes
	$(1,242)	$(1,543)	Net income (loss)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$10,185	$(10,060)	Cost of sales
Tax effect of net gain (loss)	(540)	56	Provision for income taxes
	$9,645	$(10,004)	Net income (loss)
Defined Benefit Pension Plans
Amortization of prior service credit (a)	$1,480	$1,505	Other non-operating expense, net
Recognized actuarial loss (a)	(5,208)	(6,408)	Other non-operating expense, net
Settlement loss	—	(2,443)	Other non-operating expense, net
	(3,728)	(7,346)
Tax effect of net loss	(185)	11	Provision for income taxes
	$(3,913)	$(7,335)	Net income (loss)
 _______________________________________

(a)
The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel's net periodic benefit cost.

Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Currency translation adjustments resulted in a net loss of $33.8 million for the nine months ended September 30, 2019, primarily due to the weakening of the British pound sterling, Euro, and Brazilian real against the U.S. dollar, partially offset by the strengthening of the Russian ruble against the U.S. dollar. Currency translation adjustments resulted in a net loss of $80.9 million for the nine months ended September 30, 2018, primarily due to the weakening of the Euro, Brazilian real, Russian ruble, British pound sterling, and Turkish lira against the U.S. dollar.

13.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of September 30, 2019, September 30, 2018, and December 31, 2018, Mattel held foreign currency forward exchange contracts with notional amounts of $832.4 million, $936.8 million, and $962.1 million, respectively.
The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Fair Value			Balance Sheet Classification
	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$22,077	$7,399	$12,122	Prepaid expenses and other current assets
Foreign currency forward exchange contracts	4,942	1,758	1,613	Other noncurrent assets
Total derivatives designated as hedging instruments	$27,019	$9,157	$13,735

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$619	$619	$2,357	Prepaid expenses and other current assets
	$27,638	$9,776	$16,092

	Derivative Liabilities
	Fair Value			Balance Sheet Classification
	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$426	$5,219	$954	Accrued liabilities
Foreign currency forward exchange contracts	48	68	185	Other noncurrent liabilities
Total derivatives designated as hedging instruments	$474	$5,287	$1,139

Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$2,736	$4,505	$1,771	Accrued liabilities
	$3,210	$9,792	$2,910

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2019		September 30, 2018		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$12,996	$6,394	$3,215	$(787)	Cost of sales

	For the Nine Months Ended
	September 30, 2019		September 30, 2018		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of (Loss) Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts	$22,068	$9,645	$15,548	$(10,004)	Cost of sales

The net gains of $6.4 million and $9.6 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, and the net losses of $0.8 million and $10.0 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of (Loss) Gain Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(9,965)	$(2,332)	Other non-operating expense, net
Foreign currency forward exchange contracts	—	15	Cost of sales
	$(9,965)	$(2,317)

	Amount of Loss Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	$(6,097)	$(19,196)	Other non-operating expense, net
Foreign currency forward exchange contracts	—	(233)	Cost of sales
	$(6,097)	$(19,429)

The net losses of $10.0 million and $6.1 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2019, respectively, and the net losses of $2.3 million and $19.4 million recognized in the consolidated statements of operations for the three and nine months ended September 30, 2018, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

14.	Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2019, September 30, 2018, and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.
Mattel's financial assets and liabilities include the following:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts (a)	$—	$27,638	$—	$27,638
Available-for-sale security (b)	3,284	—	—	3,284
Total assets	$3,284	$27,638	$—	$30,922
Liabilities
Foreign currency forward exchange contracts (a)	$—	$3,210	$—	$3,210

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts (a)	$—	$9,776	$—	$9,776
Available-for-sale security (b)	6,657	—	—	6,657
Total assets	$6,657	$9,776	$—	$16,433
Liabilities
Foreign currency forward exchange contracts (a)	$—	$9,792	$—	$9,792

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts (a)	$—	$16,092	$—	$16,092
Available-for-sale security (b)	5,243	—	—	5,243
Total assets	$5,243	$16,092	$—	$21,335
Liabilities
Foreign currency forward exchange contracts (a)	$—	$2,910	$—	$2,910
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

Non-Recurring Fair Value Measurements
Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. Mattel fully impaired certain property, plant, and equipment in the amounts of $2.5 million and $9.3 million for the three and nine months ended September 30, 2019, respectively, and fully impaired certain intangible assets and property, plant, and equipment in the amounts of $1.8 million and $13.7 million for the three and nine months ended September 30, 2018, respectively, due to discontinued use. There was no remaining value attributed to the identified intangible assets and property, plant, and equipment impaired during the nine months ended September 30, 2019 and 2018.
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
The estimated fair value of Mattel's long-term debt was $2.84 billion (compared to a carrying value of $2.90 billion) as of September 30, 2019, $2.70 billion (compared to a carrying value of $2.90 billion) as of September 30, 2018, and $2.49 billion (compared to a carrying value of $2.90 billion) as of December 31, 2018. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

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

The following table reconciles earnings per common share for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands, except per share amounts)
Basic
Net income (loss)	$70,596	$6,278	$(213,687)	$(542,938)
Less: Net income (loss) allocable to participating RSUs (a)	—	—	—	—
Net income (loss) available for basic common shares	$70,596	$6,278	$(213,687)	$(542,938)
Weighted average number of common shares	346,698	345,285	346,210	344,774
Basic net income (loss) per common share	$0.20	$0.02	$(0.62)	$(1.57)
Diluted
Net income (loss)	$70,596	$6,278	$(213,687)	$(542,938)
Less: Net income (loss) allocable to participating RSUs (a)	—	—	—	—
Net income (loss) available for diluted common shares	$70,596	$6,278	$(213,687)	$(542,938)
Weighted average number of common shares	346,698	345,285	346,210	344,774
Weighted average number of common equivalent shares from:
Dilutive stock options and non-participating RSUs (b)	1,789	387	—	—
Weighted average number of common and potential common shares	348,487	345,672	346,210	344,774
Diluted net income (loss) per common share	$0.20	$0.02	$(0.62)	$(1.57)
 _______________________________________

(a)
Mattel did not have participating RSUs for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018. For the nine months ended September 30, 2018, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs were not obligated to share in the losses of the Company.

(b)
Nonqualified stock options and nonparticipating RSUs totaling 25.3 million and 22.6 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2019 and 2018, respectively, because their effect would be antidilutive. Mattel was in a net loss position for the nine months ended September 30, 2019 and 2018, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.

16.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in its 2018 Annual Report on Form 10-K/A.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Service cost	$923	$1,014	$3,557	$3,206
Interest cost	4,812	4,494	14,478	13,691
Expected return on plan assets	(5,402)	(5,621)	(16,280)	(16,952)
Amortization of prior service cost	16	7	48	23
Recognized actuarial loss	1,832	2,125	5,496	6,648
Settlement loss	—	—	—	2,443
	$2,181	$2,019	$7,299	$9,059

A summary of the components of net periodic benefit credit for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Service cost	$1	$—	$1	$1
Interest cost	50	52	150	156
Amortization of prior service credit	(510)	(509)	(1,528)	(1,528)
Recognized actuarial gain	(96)	(80)	(288)	(240)
	$(555)	$(537)	$(1,665)	$(1,611)

During the nine months ended September 30, 2019, Mattel made cash contributions totaling approximately $4 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2019, Mattel expects to make additional cash contributions of approximately $3 million.

17.	Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments" in its 2018 Annual Report on Form 10-K/A. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than 10 years from the date of grant. Stock options and RSUs generally provide for vesting over a period of three years from the date of grant.
As of September 30, 2019, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2017–December 31, 2019 performance cycle, (ii) a January 1, 2018–December 31, 2020 performance cycle, and (iii) a January 1, 2019–December 31, 2021 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Stock option compensation expense	$2,786	$2,751	$7,359	$6,125
RSU compensation expense (a)	12,045	11,019	31,781	30,062
	$14,831	$13,770	$39,140	$36,187
 _______________________________________

(a)	Includes compensation expense of $3.9 million and $6.0 million associated with Mattel's long-term incentive programs for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019, total unrecognized compensation expense related to unvested share-based payments totaled $104.5 million and is expected to be recognized over a weighted average period of 2.1 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. No cash was received for stock option exercises during the nine months ended September 30, 2019 and 2018.

18.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Design and development	$48,811	$48,766	$143,441	$154,987
Identifiable intangible asset amortization	$9,824	$10,195	$30,162	$29,925

19.	Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income (loss) in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes.  Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the nine months ending September 30, 2019.
Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Operating income (loss)	$1,316	$(4,482)	$(1,782)	$(9,023)
Other non-operating expense, net	(1,254)	(1,568)	(1,804)	(535)
Currency transaction gains (losses), net	$62	$(6,050)	$(3,586)	$(9,558)

20.	Restructuring Charges
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
In connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring charges of $3.4 million and $18.6 million during the three and nine months ended September 30, 2019, respectively, within other selling and administrative expenses in the consolidated statements of operations, which is included in corporate and other expense in "Note 23 to the Consolidated Financial Statements—Segment Information." Mattel recorded severance and other restructuring charges of $31.2 million and $103.9 million during the three and nine months ended September 30, 2018, respectively. Of the total charges recorded during the three months ended September 30, 2018, $25.5 million was recorded within other selling and administrative expenses and $5.7 million was recorded within cost of sales in the consolidated statements of operations. Of the total charges recorded during the nine months ended September 30, 2018, $98.2 million was recorded within other selling and administrative expenses and $5.7 million was recorded within cost of sales in the consolidated statements of operations.

The following table summarizes Mattel's severance and other restructuring charges activity related to the Structural Simplification cost savings program for the nine months ended September 30, 2019:

	Liability at December 31, 2018	Charges	Payments/Utilization	Liability at September 30, 2019
	(In thousands)
Severance	$27,670	$10,179	$(27,174)	$10,675
Other restructuring charges (a)	13,722	8,383	(18,320)	3,785
	$41,392	$18,562	$(45,494)	$14,460
______________________________________________________________________

(a)	Consists primarily of consulting fees.
To date, Mattel has recorded cumulative severance and other restructuring charges of $173.5 million and expects to incur total severance and restructuring charges of approximately $179 million related to the Structural Simplification cost savings program.
Capital Light Initiative
During the first quarter of 2019, Mattel announced the commencement of its Capital Light initiative to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. In connection with the Capital Light initiative, Mattel recorded severance and other restructuring charges of $16.3 million and $27.8 million during the three and nine months ended September 30, 2019, respectively. Of the total charges recorded during the three months ended September 30, 2019, $7.9 million was recorded within other selling and administrative expenses and $8.4 million was recorded within cost of sales in the consolidated statements of operations. Of the total charges recorded during the nine months ended September 30, 2019, $15.9 million was recorded within other selling and administrative expenses which is included in corporate and other expense in "Note 23 to the Consolidated Financial Statements—Segment Information" and $11.9 million was recorded within cost of sales in the consolidated statements of operations which is included in North America, International, and corporate and other expense in "Note 23 to the Consolidated Financial Statements—Segment Information.".
The following table summarizes Mattel's severance and other restructuring charges activity related to the Capital Light initiative for the nine months ended September 30, 2019:

	Liability at December 31, 2018	Charges	Payments/Utilization	Liability at September 30, 2019
	(In thousands)
Severance	$—	$15,879	$(1,114)	$14,765
Other restructuring charges (a)	—	11,913	(6,374)	5,539
	$—	$27,792	$(7,488)	$20,304
______________________________________________________________________

(a)	Consists primarily of plant restructuring non-cash charges and exit obligation.
To date, Mattel has recorded cumulative severance and other restructuring charges of $27.8 million. Mattel expects to incur total severance and restructuring charges, excluding non-cash charges, of approximately $34 million related to the Capital Light initiative.

21.	Income Taxes
Mattel's provision for income taxes was $31.4 million and $46.2 million for the three and nine months ended September 30, 2019, respectively, as compared to a provision for income taxes of $66.3 million and $71.6 million for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2019, Mattel recognized a net discrete tax expense of $0.1 million and a net discrete tax benefit of $1.1 million, respectively, as compared to a net discrete tax expense of $42.1 million and $44.3 million for the three and nine months ended September 30, 2018, respectively.

For the three months ended September 30, 2019, Mattel recognized discrete tax expense of $13.5 million related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions, offset by a $13.4 million tax benefit related to the reassessment of the future realizability of certain foreign deferred tax assets. For the three months ended September 30, 2018, Mattel recognized discrete tax expense primarily related to the provisional tax expense of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), $14.6 million related to changes to the indefinite reinvestment assertion, and $17.8 million net tax expense related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.
For the nine months ended September 30, 2019, Mattel recognized a discrete tax benefit of $13.4 million related to the reassessment of the future realizability of certain foreign deferred tax assets, offset by discrete tax expense of $12.3 million related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. For the nine months ended September 30, 2018, Mattel recognized provisional tax expense of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), discrete tax expense from changes to the indefinite reinvestment assertion of $14.6 million, and net discrete tax expense from reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions of $20.4 million. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three and nine months ended September 30, 2019 and 2018.
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
On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. On December 3, 2014, the Court overruled Mattel's request to dismiss MGA's case as barred as a result of prior litigation between the parties. On July 31, 2017, Mattel filed a motion for summary judgment on the grounds that MGA's complaint is barred by the statute of limitations.  On February 13, 2018, the Court granted Mattel's summary judgment motion. Consistent with this ruling, the Court entered judgment for Mattel on March 8, 2018. On April 24, 2018, MGA filed a Notice of Appeal of the judgment, and on December 20, 2018, MGA filed its opening appellate brief. On April 18, 2019, Mattel filed its responsive appellate brief, and on June 19, 2019, MGA filed its reply brief. Oral argument took place on October 24, 2019, and on October 29, 2019, the Court of Appeal issued a decision in favor of Mattel, affirming the granting of summary judgment. Mattel does not presently believe that damages in any amount are reasonably possible.  Accordingly, no liability has been accrued to date.
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
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. The actual amount to be paid by Mattel to Yellowstone has yet to be determined. However, Mattel has reached an agreement with Yellowstone’s former counsel regarding payment of the attorney’s fees portion of the judgment. As of September 30, 2019, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.

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
2019 Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California (Wyatt v. Mattel, Inc., et al., filed March 6, 2019) against Mattel, Ynon Kreiz, and Joseph J. Euteneuer alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period February 7, 2019 through February 15, 2019. In general, the lawsuit alleges that the defendants artificially inflated Mattel's common stock price by knowingly making materially false and misleading statements and omissions to the investing public about Mattel's Structural Simplification Program and regarding prospects for Barbie and Hot Wheels in 2019. The lawsuit alleges that the defendants' conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices. In August 2019, Mattel and the individual defendants filed a motion to dismiss the case, which is currently scheduled to be heard by the Court in the fourth quarter of 2019.
The lawsuit seeks unspecified compensatory damages, attorneys' fees, expert fees, and/or costs. Mattel believes that the allegations in the lawsuit are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 15 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge for pre-trial purposes pursuant to the federal courts’ Multi-District Litigation program.
Ten additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of fourteen children. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.

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
The following tables present information about revenues, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in the tables below). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel's Chief Operating Decision Maker uses gross and net sales by segment as metrics to measure segment performance. Such sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) represents each segment's operating income (loss), while consolidated operating income (loss) represents income (loss) from operations before net interest, other non-operating expense, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, severance and other restructuring costs, share-based compensation, corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Revenues by Segment
North America	$880,441	$886,307	$1,697,186	$1,677,580
International	721,705	656,467	1,567,390	1,507,277
American Girl	54,764	63,862	134,726	175,910
Gross sales	1,656,910	1,606,636	3,399,302	3,360,767
Sales adjustments	(175,353)	(169,185)	(368,436)	(370,238)
Net sales	$1,481,557	$1,437,451	$3,030,866	$2,990,529

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Segment Income (Loss)
North America (a)	$194,368	$186,705	$202,923	$54,015
International (a)	89,244	46,466	61,434	(71,582)
American Girl (a)	(11,079)	(9,638)	(41,442)	(40,703)
	272,533	223,533	222,915	(58,270)
Corporate and other expense (b)	(122,446)	(101,659)	(251,255)	(281,670)
Operating income (loss)	150,087	121,874	(28,340)	(339,940)
Interest expense	47,689	48,156	140,881	132,702
Interest (income)	(821)	(785)	(4,625)	(5,631)
Other non-operating expense, net	1,264	1,911	2,874	4,366
Income (loss) before income taxes	$101,955	$72,592	$(167,470)	$(471,377)
__________________________________________

(a)
Segment income (loss) for the three and nine months ended September 30, 2019 included charges of $3.9 million and $34.3 million, respectively, attributable to the inclined sleeper product recalls, most of which was recorded in the North America segment. Segment income (loss) for the three and nine months ended September 30, 2018 included $(13.0) million and $66.8 million, respectively, of net sales reversal and bad debt expense, net, attributable to the Toys "R" Us liquidation. Of the $66.8 million of charges recognized for the Toys "R" Us liquidation for the nine months ended September 30, 2018, $57.4 million, $7.7 million, and $1.7 million was recorded in the North America, International, and American Girl segments, respectively.

(b)
Corporate and other expense included severance and restructuring charges of $11.3 million and $34.4 million for the three and nine months ended September 30, 2019, respectively, and $25.5 million and $98.2 million for the three and nine months ended September 30, 2018, respectively, and share-based compensation expense of $14.8 million and $39.1 million for the three and nine months ended September 30, 2019, respectively, and $13.8 million and $36.2 million for the three and nine months ended September 30, 2018, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2019	September 30, 2018	December 31, 2018
	(In thousands)
Assets by Segment
North America	$916,250	$912,008	$615,654
International	906,788	917,668	728,870
American Girl	60,171	85,515	43,748
	1,883,209	1,915,191	1,388,272
Corporate and other	109,613	123,753	124,700
Accounts receivable and inventories, net	$1,992,822	$2,038,944	$1,512,972

The table below presents worldwide revenues by categories:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Revenues by Categories (a)
Dolls	$567,598	$538,368	$1,093,890	$1,062,357
Infant, Toddler, and Preschool	430,973	483,424	876,595	998,072
Vehicles	346,939	306,490	744,437	710,461
Action Figures, Building Sets, and Games	311,400	278,354	684,380	589,877
Gross sales	1,656,910	1,606,636	3,399,302	3,360,767
Sales adjustments	(175,353)	(169,185)	(368,436)	(370,238)
Net sales	$1,481,557	$1,437,451	$3,030,866	$2,990,529
__________________________________________

(a)	Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
The table below presents supplemental disclosure of worldwide revenues:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Revenues by Top 3 Power Brands
Barbie	$412,840	$374,707	$762,849	$698,131
Hot Wheels	293,295	234,993	619,030	547,239
Fisher-Price and Thomas & Friends	396,339	409,497	791,146	833,468
Other	554,436	587,439	1,226,277	1,281,929
Gross sales	1,656,910	1,606,636	3,399,302	3,360,767
Sales adjustments	(175,353)	(169,185)	(368,436)	(370,238)
Net sales	$1,481,557	$1,437,451	$3,030,866	$2,990,529

Geographic Information
The table below presents information by geographic area. Revenues are attributed to countries based on location of the customer.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Revenues
North America	$935,205	$950,169	$1,831,912	$1,853,490
International (a)
EMEA	408,660	370,084	859,116	819,153
Latin America	213,535	198,760	430,095	411,778
Asia Pacific	99,510	87,623	278,179	276,346
Total International	721,705	656,467	1,567,390	1,507,277
Gross sales	1,656,910	1,606,636	3,399,302	3,360,767
Sales adjustments	(175,353)	(169,185)	(368,436)	(370,238)
Net sales	$1,481,557	$1,437,451	$3,030,866	$2,990,529

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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). In November 2018, the FASB issued ASU 2018-19, Codifications Improvements to Topic 326, Financial Instruments-Credit Losses" which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2016-13 and its related amendments (ASU 2018-19, ASU 2019-04, and ASU 2019-05) will become effective for the fiscal year beginning on January 1, 2020. Mattel is currently evaluating the impact of the adoption of ASU 2016-13 and its related amendments on its consolidated financial statements.
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

25.	Revision of Quarterly Information
As disclosed in Note 1, Mattel is revising its unaudited consolidated financial statements for the first and second quarters of 2019 and the first, second, and third quarters of 2018 to correct for prior period misstatements which Mattel has determined did not, either individually or in the aggregate, materially misstate its previously issued consolidated financial statements. These misstatements related to the improper capitalization of certain advertising costs, the under-accrual of sales adjustments and employee related costs, an increase to the provision for income taxes, and an adjustment for the misclassification between amounts within operating cash flows. Accordingly, the accompanying financial statements as of and for the three and nine months ended September 30, 2018 have been revised to correct for such misstatements. Financial statements which were not impacted by such revisions are not presented.
The cumulative impact of correcting prior period immaterial misstatements on retained earnings of $(5.2) million as of June 30, 2019 is comprised of the adjustments for prior period errors of $7.4 million for the six months ended June 30, 2019, $(2.3) million for the year ended December 31, 2018, and $(10.3) million for the year ended December 31, 2017 and prior periods.
The revisions to Mattel's unaudited consolidated balance sheet, statements of operations and comprehensive loss, and cash flows as of and for the period ended June 30, 2019 were as follows:

	June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Accrued liabilities	$590,532	$5,240	$595,772
Total current liabilities	$1,074,580	$5,240	$1,079,820
Retained earnings	$1,337,552	$(5,240)	$1,332,312
Total stockholders' equity	$421,337	$(5,240)	$416,097

	Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Net sales	$1,549,309	$—	$1,549,309
Cost of sales	$968,135	$—	$968,135
Gross profit	$581,174	$—	$581,174
Advertising and promotion expenses	$153,954	$—	$153,954
Other selling and administrative expenses	$609,595	$(3,948)	$605,647
Operating loss	$(182,375)	$3,948	$(178,427)
Loss before income taxes	$(273,373)	$3,948	$(269,425)
Provision for income taxes	$18,332	$(3,474)	$14,858
Net loss	$(291,705)	$7,422	$(284,283)
Comprehensive loss	$(272,141)	$7,422	$(264,719)
Net loss per common share - basic	$(0.84)	$0.02	$(0.82)
Net loss per common share - diluted	$(0.84)	$0.02	$(0.82)

	Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(291,705)	$7,422	$(284,283)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	$222,823	$(5,069)	$217,754
Prepaid expenses and other current assets	$146	$(8,300)	$(8,154)
Accounts payable, accrued liabilities, and income taxes payable	$(307,889)	$5,947	$(301,942)
Net cash flows used for operating activities	$(400,519)	$—	$(400,519)
The revisions to Mattel's unaudited consolidated balance sheet, statements of operations and comprehensive loss, and cash flows as of and for the period ended March 31, 2019 were as follows:

	March 31, 2019
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Accrued liabilities	$661,911	$5,240	$667,151
Total current liabilities	$1,006,269	$5,240	$1,011,509
Retained earnings	$1,445,539	$(5,240)	$1,440,299
Total stockholders' equity	$518,517	$(5,240)	$513,277

	Three Months Ended March 31, 2019
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Net sales	$689,246	$—	$689,246
Cost of sales	$449,456	$—	$449,456
Gross profit	$239,790	$—	$239,790
Advertising and promotion expenses	$69,465	$—	$69,465
Other selling and administrative expenses	$301,284	$(3,948)	$297,336
Operating loss	$(130,959)	$3,948	$(127,011)
Loss before income taxes	$(177,549)	$3,948	$(173,601)
Provision for income taxes	$6,169	$(3,474)	$2,695
Net loss	$(183,718)	$7,422	$(176,296)
Comprehensive loss	$(162,426)	$7,422	$(155,004)
Net loss per common share - basic	$(0.53)	$0.02	$(0.51)
Net loss per common share - diluted	$(0.53)	$0.02	$(0.51)

	Three Months Ended March 31, 2019
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(183,718)	$7,422	$(176,296)
Increase (decrease) from changes in assets and liabilities:
Accounts receivable	$351,450	$(5,069)	$346,381
Prepaid expenses and other current assets	$(28,417)	$(8,300)	$(36,717)
Accounts payable, accrued liabilities, and income taxes payable	$(327,821)	$5,947	$(321,874)
Net cash flows used for operating activities	$(192,810)	$—	$(192,810)
The revisions to Mattel's unaudited consolidated balance sheet, statements of operations and comprehensive loss, and cash flows as of and for the period ended September 30, 2018 were as follows:

	September 30, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Accrued liabilities	$683,470	$7,388	$690,858
Total current liabilities	$1,494,003	$7,388	$1,501,391
Retained earnings	$1,614,343	$(7,388)	$1,606,955
Total stockholders' equity	$666,410	$(7,388)	$659,022

	Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Net sales	$2,986,571	$3,958	$2,990,529
Cost of sales	$1,901,440	$—	$1,901,440
Gross profit	$1,085,131	$3,958	$1,089,089
Advertising and promotion expenses	$318,538	$—	$318,538
Other selling and administrative expenses	$1,110,491	$—	$1,110,491
Operating loss	$(343,898)	$3,958	$(339,940)
Loss before income taxes	$(475,335)	$3,958	$(471,377)
Provision for income taxes	$70,571	$990	$71,561
Net loss	$(545,906)	$2,968	$(542,938)
Comprehensive loss	$(599,142)	$2,968	$(596,174)
Net loss per common share - basic	$(1.58)	$0.01	$(1.57)
Net loss per common share - diluted	$(1.58)	$0.01	$(1.57)

	Nine Months Ended September 30, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(545,906)	$2,968	$(542,938)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Deferred income taxes	$1,435	$990	$2,425
(Decrease) increase from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	$(255,781)	$(3,958)	$(259,739)
Prepaid expenses and other current assets	$9,250	$(7,388)	$1,862
Accounts payable, accrued liabilities, and income taxes payable	$(107,601)	$7,388	$(100,213)
Net cash flows used for operating activities	$(731,452)	$—	$(731,452)
The revisions to Mattel's unaudited consolidated balance sheet, statements of operations and comprehensive loss, and cash flows as of and for the periods ended June 30, 2018 were as follows:

	June 30, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Accrued liabilities	$585,585	$7,388	$592,973
Total current liabilities	$1,097,445	$7,388	$1,104,833
Retained earnings	$1,608,026	$(7,388)	$1,600,638
Total stockholders' equity	$663,971	$(7,388)	$656,583

	Three Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Net sales	$840,748	$3,958	$844,706
Cost of sales	$587,546	$—	$587,546
Gross profit	$253,202	$3,958	$257,160
Advertising and promotion expenses	$82,393	$—	$82,393
Other selling and administrative expenses	$360,000	$—	$360,000
Operating loss	$(189,191)	$3,958	$(185,233)
Loss before income taxes	$(234,022)	$3,958	$(230,064)
Provision for income taxes	$6,909	$990	$7,899
Net loss	$(240,931)	$2,968	$(237,963)
Comprehensive loss	$(325,860)	$2,968	$(322,892)
Net loss per common share - basic	$(0.70)	$0.01	$(0.69)
Net loss per common share - diluted	$(0.70)	$0.01	$(0.69)

	Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Net sales	$1,549,120	$3,958	$1,553,078
Cost of sales	$1,077,045	$—	$1,077,045
Gross profit	$472,075	$3,958	$476,033
Advertising and promotion expenses	$153,230	$—	$153,230
Other selling and administrative expenses	$784,617	$—	$784,617
Operating loss	$(465,772)	$3,958	$(461,814)
Loss before income taxes	$(547,927)	$3,958	$(543,969)
Provision for income taxes	$4,257	$990	$5,247
Net loss	$(552,184)	$2,968	$(549,216)
Comprehensive loss	$(594,476)	$2,968	$(591,508)
Net loss per common share - basic	$(1.60)	$0.01	$(1.59)
Net loss per common share - diluted	$(1.60)	$0.01	$(1.59)

	Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(552,184)	$2,968	$(549,216)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Deferred income taxes	$(827)	$990	$163
Increase (decrease) from changes in assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	$274,306	$(3,958)	$270,348
Prepaid expenses and other current assets	$(27,784)	$(7,388)	$(35,172)
Accounts payable, accrued liabilities, and income taxes payable	$(328,998)	$7,388	$(321,610)
Net cash flows used for operating activities	$(556,609)	$—	$(556,609)
The revisions to Mattel's unaudited consolidated balance sheet and statement of cash flows as of and for the period ended March 31, 2018 were as follows:

	March 31, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Accounts receivable, net	$676,119	$(3,958)	$672,161
Total current assets	$2,221,670	$(3,958)	$2,217,712
Other noncurrent assets	$928,519	$990	$929,509
Total assets	$5,304,090	$(2,968)	$5,301,122
Accrued liabilities	$578,909	$7,388	$586,297
Total current liabilities	$987,179	$7,388	$994,567
Retained earnings	$1,848,957	$(10,356)	$1,838,601
Total stockholders' equity	$982,466	$(10,356)	$972,110

	Three Months Ended March 31, 2018
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(311,253)	$—	$(311,253)
Decrease from changes in assets and liabilities, net of acquired assets and liabilities:
Prepaid expenses and other current assets	$(40,052)	$(7,388)	$(47,440)
Accounts payable, accrued liabilities, and income taxes payable	$(367,298)	$7,388	$(359,910)
Net cash flows used for operating activities	$(273,732)	$—	$(273,732)

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
The following discussions have been amended to reflect Mattel’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which Mattel has determined did not, either individually or in the aggregate, materially misstate its previously issued consolidated financial statements. These misstatements related to the improper capitalization of certain advertising costs, the under-accrual of sales adjustments and employee related costs, an increase to the provision for income taxes, and an adjustment for the misclassification between amounts within operating cash flows. Further information illustrating the effect of these immaterial revisions on Mattel’s unaudited consolidated financial statements is presented in “Note 25 to the Consolidated Financial Statements - Revision of Quarterly Information.”
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
Results of Operations—Third Quarter
Consolidated Results
Net sales for the third quarter of 2019 were $1.48 billion, a 3% increase, as compared to $1.44 billion in the third quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net income for the third quarter of 2019 was $70.6 million, or $0.20 per share, as compared to a net income of $6.3 million, or $0.02 per share, in the third quarter of 2018, primarily due to higher gross profit and lower income tax expense, partially offset by higher other selling and administrative expenses as a result of higher incentive compensation expense.
The following table provides a summary of Mattel's consolidated results for the third quarter of 2019 and 2018:

	For the Three Months Ended				Year/Year Change
	September 30, 2019		September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,481.6	100.0%	$1,437.5	100.0%	3%	—
Gross profit	$686.4	46.3%	$613.1	42.6%	12%	370
Advertising and promotion expenses	170.4	11.5%	165.3	11.5%	3%	—
Other selling and administrative expenses	366.0	24.7%	325.9	22.7%	12%	200
Operating income	150.1	10.1%	121.9	8.5%	23%	160
Interest expense	47.7	3.2%	48.2	3.4%	-1%	-20
Interest (income)	(0.8)	-0.1%	(0.8)	-0.1%	4%	—
Other non-operating expense, net	1.3		1.9
Income before income taxes	102.0	6.9%	72.6	5.1%	40%	180
Provision for income taxes	31.4		66.3
Net income (loss)	$70.6	4.8%	$6.3	0.4%	n/m	440
__________________________________________
n/m - Not Meaningful

Sales
Net sales for the third quarter of 2019 were $1.48 billion, an increase of $44.1 million or 3%, as compared to $1.44 billion in the third quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the third quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$567.6	$538.4	5%	-2%
Infant, Toddler, and Preschool	431.0	483.4	-11%	-1%
Vehicles	346.9	306.5	13%	-2%
Action Figures, Building Sets, and Games	311.4	278.4	12%	-1%
Gross Sales	$1,656.9	$1,606.6	3%	-1%
Sales Adjustments	(175.4)	(169.2)
Net Sales	$1,481.6	$1,437.5	3%	-1%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$412.8	$374.7	10%	-2%
Hot Wheels	293.3	235.0	25%	-2%
Fisher-Price and Thomas & Friends	396.3	409.5	-3%	-1%
Other	554.4	587.4	-6%	-2%
Gross Sales	$1,656.9	$1,606.6	3%	-1%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales were $1.66 billion in the third quarter of 2019, an increase of $50.3 million or 3%, as compared to $1.61 billion in the third quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The increase in third quarter of 2019 gross sales was primarily due to higher sales of Vehicles and Action Figures, Building Sets, and Games, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 5% increase in Dolls gross sales, 7% was due to higher sales of Barbie products, partially offset by lower sales of American Girl products of 2%.
Of the 11% decrease in Infant, Toddler, and Preschool gross sales, 6% was due to lower sales of Fisher-Price Friends products, 3% was due to lower sales of Fisher-Price and Thomas & Friends products, and 2% was due to lower sales of Power Wheels products.
Of the 13% increase in Vehicles gross sales, 19% was due to higher sales of Hot Wheels products, primarily due to higher sales of diecast cars and tracks and playsets products, partially offset by lower sales of CARS products of 3% and lower sales of Jurassic World products of 2% following their movie launches in prior years.
Of the 12% increase in Action Figures, Building Sets, and Games gross sales, 22% was due to initial sales of Toy Story 4 products as a result of its 2019 theatrical release, partially offset by lower sales of Jurassic World products of 10% following the movie launch in prior year.

Cost of Sales
Cost of sales as a percentage of net sales was 53.7% in the third quarter of 2019, as compared to 57.4% in the third quarter of 2018. Cost of sales decreased by $29.3 million, or 4%, to $795.1 million in the third quarter of 2019 from $824.4 million in the third quarter of 2018, as compared to a 3% increase in net sales. Within cost of sales, product and other costs decreased by $19.2 million, or 3%, to $645.7 million in the third quarter of 2019 from $664.9 million in the third quarter of 2018; freight and logistics expenses decreased by $8.1 million, or 9%, to $79.8 million in the third quarter of 2019 from $87.9 million in the third quarter of 2018; and royalty expense decreased by $2.0 million, or 3%, to $69.6 million in the third quarter of 2019 from $71.6 million in the third quarter of 2018.
Gross Margin
Gross margin increased to 46.3% in the third quarter of 2019 from 42.6% in the third quarter of 2018. The increase in gross margin was primarily driven by incremental Structural Simplification savings, partially offset by unfavorable product mix and input cost inflation of raw materials and plant labor.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the third quarter of 2019 was 11.5%, which was flat as compared to the third quarter of 2018.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $366.0 million, or 24.7% of net sales, in the third quarter of 2019, as compared to $325.9 million, or 22.7% of net sales, in the third quarter of 2018. The increase in other selling and administrative expenses was primarily driven by higher incentive compensation expense due to improved business performance.
Interest expense
Interest expense was $47.7 million in third quarter of 2019, as compared to $48.2 million in third quarter of 2018. The decrease in interest expense was due to lower short-term borrowings during the three months ended September 30, 2019.
Provision for Income Taxes
Mattel's provision for income taxes was $31.4 million and $66.3 million for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, Mattel recognized discrete tax expense of $13.5 million related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions, offset by a $13.4 million tax benefit related to the reassessment of the future realizability of certain foreign deferred tax assets. For the three months ended September 30, 2018, Mattel recognized discrete tax expense primarily related to the provisional tax expense of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), $14.6 million related to changes to the indefinite reinvestment assertion, and $17.8 million net tax expense related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.

Segment Results
North America Segment
The following table provides a summary of Mattel's gross sales for the North America segment by categories, along with supplemental information by brand, for the third quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$250.6	$241.5	4%	—%
Infant, Toddler, and Preschool	274.6	306.2	-10%	—%
Vehicles	170.8	159.2	7%	—%
Action Figures, Building Sets, and Games	184.4	179.4	3%	—%
Gross Sales	$880.4	$886.3	-1%	—%
Sales Adjustments	(58.6)	(60.7)
Net Sales	$821.9	$825.6	—%	—%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$221.2	$208.8	6%	—%
Hot Wheels	140.8	120.7	17%	—%
Fisher-Price and Thomas & Friends	250.9	255.2	-2%	—%
Other	267.5	301.6	-11%	—%
Gross Sales	$880.4	$886.3	-1%	—%
_________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the North America segment were $880.4 million in the third quarter of 2019, a decrease of $5.9 million, or 1%, as compared to $886.3 million in the third quarter of 2018. The decrease in the North America segment gross sales was primarily due to lower sales of Infant, Toddler, and Preschool, partially offset by higher sales of Vehicles and Dolls.
Of the 4% increase in Dolls gross sales, 5% was due to higher sales of Barbie products, primarily driven by positive point-of-sale ("POS") brand momentum.
Of the 10% decrease in Infant, Toddler, and Preschool gross sales, 5% was due to lower sales of Fisher-Price Friends products and 3% was due to lower sales of Power Wheels products.
Of the 7% increase in Vehicles gross sales, 12% was due to higher sales of Hot Wheels products, partially offset by lower sales of CARS products of 2% and lower sales of Jurassic World products of 2% following their movie launches in prior years.
Of the 3% increase in Action Figures, Building Sets, and Games gross sales, 19% was due to initial sales of Toy Story 4 products as a result of its 2019 theatrical release, partially offset by lower sales of Jurassic World products of 16% following the movie launch in prior year.
Cost of sales decreased 6% in the third quarter of 2019, as compared to flat net sales, primarily due to lower product and other costs and lower freight and logistics expenses. Gross margin in the third quarter of 2019 increased primarily due to incremental Structural Simplification savings, partially offset by unfavorable product mix and input cost inflation of raw materials and plant labor.
North America segment income was $194.4 million in the third quarter of 2019, as compared to segment income of $186.7 million in the third quarter of 2018, primarily due to higher gross profit, partially offset by higher advertising and promotion expenses and higher other selling and administrative expenses. North America segment income for the third quarter of 2018 included Toys "R" Us bad debt recoveries of approximately $11 million.

International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the third quarter of 2019 versus 2018:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International (a)	10%	-4%
EMEA	10%	-4%
Latin America	9%	-2%
Asia Pacific	14%	-1%
The following table provides a summary of percentage changes in gross sales within the International segment in the third quarter of 2019 versus 2018:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International (a)	10%	-3%
EMEA	10%	-5%
Latin America	7%	-3%
Asia Pacific	14%	-1%
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

The following table provides a summary of Mattel's gross sales for the International segment by categories, along with supplemental brand information, for the third quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$262.2	$233.1	12%	-4%
Infant, Toddler, and Preschool	156.4	177.3	-12%	-3%
Vehicles	176.2	147.3	20%	-3%
Action Figures, Building Sets, and Games	127.0	98.8	28%	-4%
Gross Sales	$721.7	$656.5	10%	-3%
Sales Adjustments	(113.8)	(105.4)
Net Sales	$607.9	$551.1	10%	-4%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$191.6	$165.9	16%	-3%
Hot Wheels	152.5	114.2	33%	-4%
Fisher-Price and Thomas & Friends	145.4	154.3	-6%	-3%
Other	232.1	222.0	5%	-3%
Gross Sales	$721.7	$656.5	10%	-3%
_________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.

Gross sales for the International segment were $721.7 million in the third quarter of 2019, an increase of $65.2 million, or 10%, as compared to $656.5 million in the third quarter of 2018, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. The increase in the International segment gross sales was primarily due to higher sales of Dolls, Vehicles, and Action Figures, Building Sets, and Games, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 12% increase in Dolls gross sales, 11% was due to higher sales of Barbie products, primarily driven by positive POS brand momentum.
Of the 12% decrease in Infant, Toddler, and Preschool gross sales, 6% was due to lower sales of Fisher-Price Friends products and 5% was due to lower sales of Fisher Price and Thomas & Friends products.
Of the 20% increase in Vehicles gross sales, 26% was due to higher sales of Hot Wheels products, partially offset by lower sales of CARS products of 5%.
Of the 28% increase in Action Figures, Building Sets, and Games gross sales, 29% was due to initial sales of Toy Story 4 products as a result of its 2019 theatrical release.
Cost of sales increased 2% in the third quarter of 2019, as compared to a 10% increase in net sales, primarily due to higher product and other costs. Gross margin in the third quarter of 2019 increased primarily due to incremental Structural Simplification savings and price increases, partially offset by unfavorable product mix, higher obsolescence expense, higher freight and distribution expenses, and input cost inflation of raw materials and plant labor.
International segment income was $89.2 million in the third quarter of 2019, as compared to segment income of $46.5 million in the third quarter of 2018, primarily due to higher gross profit and lower other selling and administrative expenses, partially offset by higher advertising and promotion expenses.
American Girl Segment
The following table provides a summary of Mattel's gross sales for the American Girl segment for the third quarter of 2019 and 2018:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
American Girl Segment
Total Gross Sales	$54.8	$63.9	-14%	—%
Sales Adjustments	(3.0)	(3.0)
Total Net Sales	$51.8	$60.8	-15%	—%
Gross sales for the American Girl segment were $54.8 million in the third quarter of 2019, a decrease of $9.1 million, or 14%, as compared to $63.9 million in the third quarter of 2018. The decrease in American Girl gross sales was primarily due to lower sales in retail stores.
Cost of sales decreased 21% in the third quarter of 2019, as compared to a 15% decrease in net sales, primarily due to lower product and other costs. Gross margin in the third quarter of 2019 increased primarily due to incremental Structural Simplification savings and favorable product mix, and partially offset by higher freight and distribution expenses.
American Girl segment loss was $11.1 million in the third quarter of 2019, as compared to segment loss of $9.6 million in the third quarter of 2018, driven primarily by lower net sales, partially offset by lower other selling and administrative expenses.

Results of Operations—First Nine Months
Consolidated Results
Net sales for the first nine months of 2019 were $3.03 billion, a 1% increase, as compared to $2.99 billion for the first nine months of 2018, with an unfavorable impact from the changes in currency exchange rates of 3 percentage points. Net loss for the first nine months of 2019 was $213.7 million, or $0.62 per share, as compared to a net loss of $542.9 million, or $1.57 per share, in the first nine months of 2018, primarily due to higher gross profit and lower other selling and administrative expenses. Net loss for the first nine months of 2019 includes the impact of approximately $34 million related to the inclined sleeper product recalls. Net loss for the first nine months of 2018 includes a sales reversal of approximately $30 million and bad debt expense, net of approximately $37 million as a result of the Toys "R" Us liquidation.
The following table provides a summary of Mattel's consolidated results for the first nine months of 2019 and 2018:

	For the Nine Months Ended				Year/Year Change
	September 30, 2019		September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$3,030.9	100.0%	$2,990.5	100.0%	1%	—
Gross profit	$1,267.6	41.8%	$1,089.1	36.4%	16%	540
Advertising and promotion expenses	324.3	10.7%	318.5	10.7%	2%	—
Other selling and administrative expenses	971.6	32.1%	1,110.5	37.1%	-13%	-500
Operating loss	(28.3)	-0.9%	(339.9)	-11.4%	-92%	1,050
Interest expense	140.9	4.6%	132.7	4.4%	6%	20
Interest (income)	(4.6)	-0.2%	(5.6)	-0.2%	-18%	—
Other non-operating expense, net	2.9		4.4
Loss before income taxes	(167.5)	-5.5%	(471.4)	-15.8%	-64%	1,030
Provision for income taxes	46.2		71.6
Net loss	$(213.7)	-7.1%	$(542.9)	-18.2%	-61%	1,110

Sales
Net sales for the first nine months of 2019 were $3.03 billion, a 1% increase, as compared to $2.99 billion for the first nine months of 2018.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the first nine months of 2019 and 2018:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$1,093.9	$1,062.4	3%	-3%
Infant, Toddler, and Preschool	876.6	998.1	-12%	-2%
Vehicles	744.4	710.5	5%	-3%
Action Figures, Building Sets, and Games	684.4	589.9	16%	-2%
Gross Sales	$3,399.3	$3,360.8	1%	-3%
Sales Adjustments	(368.4)	(370.2)
Net Sales	$3,030.9	$2,990.5	1%	-3%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$762.8	$698.1	9%	-3%
Hot Wheels	619.0	547.2	13%	-4%
Fisher-Price and Thomas & Friends	791.1	833.5	-5%	-2%
Other	1,226.3	1,281.9	-4%	-2%
Gross Sales	$3,399.3	$3,360.8	1%	-3%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales were $3.40 billion in the first nine months of 2019, an increase of $38.5 million or 1%, as compared to $3.36 billion in the first nine months of 2018, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. Gross sales in the first nine months of 2018 included the Toys "R" Us sales reversal of approximately $30 million. The increase in gross sales for the first nine months of 2019 was primarily due to higher sales of Action Figures, Building Sets, and Games, Vehicles, and Dolls, substantially offset by lower sales of Infant, Toddler, and Preschool.
Of the 3% increase in Dolls gross sales, 6% was due to higher sales of Barbie products, partially offset by lower sales of American Girl products of 4%.
Of the 12% decrease in Infant, Toddler, and Preschool gross sales, 5% was due to lower sales of Fisher-Price Friends products, 4% was due to lower sales of Fisher-Price and Thomas & Friends products, and 2% was due to lower sales of Power Wheels products.
Of the 5% increase in Vehicles gross sales, 11% was due to higher sales of Hot Wheels products, primarily due to higher sales of diecast cars and tracks and playsets products, partially offset by lower sales of CARS products of 3% and lower sales of Jurassic World products of 2% following their movie launches in prior years.
Of the 16% increase in Action Figures, Building Sets, and Games gross sales, 24% was due to initial sales of Toy Story 4 products as a result of its 2019 theatrical release, partially offset by lower sales of Jurassic World products of 8% following the movie launch in prior year.

Cost of Sales
Cost of sales as a percentage of net sales was 58.2% in the first nine months of 2019, as compared to 63.6% in the first nine months of 2018. Cost of sales decreased by $138.1 million, or 7%, to $1.76 billion in the first nine months of 2019 from $1.90 billion in the first nine months of 2018, as compared to a 1% increase in net sales. Within cost of sales, product and other costs decreased by $105.9 million, or 7%, to $1.40 billion in the first nine months of 2019 from $1.50 billion in the first nine months of 2018; freight and logistics expenses decreased by $30.2 million, or 13%, to $208.9 million in the first nine months of 2019 from $239.1 million in the first nine months of 2018; and royalty expense decreased by $2.0 million, or 1%, to $158.4 million in the first nine months of 2019 from $160.4 million in the first nine months of 2018.
Gross Margin
Gross margin increased to 41.8% in the first nine months of 2019 from 36.4% in the first nine months of 2018. The increase in gross margin was primarily driven by incremental Structural Simplification savings and favorable product mix, partially offset by input cost inflation of raw materials and plant labor.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales in the first nine months of 2019 was 10.7%, which was flat as compared to the first nine months of 2018.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $971.6 million, or 32.1% of net sales, in the first nine months of 2019, as compared to $1.11 billion, or 37.1% of net sales, in the first nine months of 2018. The decrease in other selling and administrative expenses was primarily driven by incremental Structural Simplification savings, lower severance and other restructuring charges, and a benefit from the absence of the first nine months of 2018 Toys "R" Us bad debt expense of approximately $37 million, partially offset by higher incentive compensation expense due to improved year-to-date business performance.
Interest Expense
Interest expense was $140.9 million in the first nine months of 2019, as compared to $132.7 million in the first nine months of 2018. The increase in interest expense was due to higher interest rates on refinanced debt.
Provision for Income Taxes
Mattel's provision for income taxes was $46.2 million and $71.6 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, Mattel recognized discrete tax expense of $12.3 million related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions, offset by a net discrete tax benefit of $13.4 million related to the reassessment of the future realizability of certain foreign deferred tax assets. For the nine months ended September 30, 2018, Mattel recognized provisional tax expense of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), discrete tax expense from changes to the indefinite reinvestment assertion of $14.6 million, and net discrete tax expense from reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions of $20.4 million. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three and nine months ended September 30, 2019 and 2018.

Segment Results
North America Segment
The following table provides a summary of Mattel's gross sales for the North America segment by categories, along with supplemental information by brand, for the first nine months of 2019 and 2018:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$424.2	$394.9	7%	-1%
Infant, Toddler, and Preschool	525.3	586.2	-10%	—%
Vehicles	344.3	334.6	3%	—%
Action Figures, Building Sets, and Games	403.4	361.8	11%	-1%
Gross Sales	$1,697.2	$1,677.6	1%	—%
Sales Adjustments	(111.0)	(113.1)
Net Sales	$1,586.2	$1,564.5	1%	-1%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$369.0	$338.4	9%	—%
Hot Wheels	276.4	255.0	8%	-1%
Fisher-Price and Thomas & Friends	472.1	483.5	-2%	—%
Other	579.7	600.6	-3%	—%
Gross Sales	$1,697.2	$1,677.6	1%	—%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the North America segment were $1.70 billion in the first nine months of 2019, an increase of $19.6 million, or 1%, as compared to $1.68 billion in the first nine months of 2018. Gross sales in the first nine months of 2018 included the Toys "R" Us sales reversal of approximately $27 million. The increase in the North America segment gross sales was primarily due to higher sales of Action Figures, Building Sets, and Games, and Dolls, substantially offset by lower sales of Infant, Toddler, and Preschool.
Of the 7% increase in Dolls gross sales, 7% was due to higher sales of Barbie products, primarily driven by positive POS brand momentum.
Of the 10% decrease in Infant, Toddler, and Preschool gross sales, 5% was due to lower sales of Fisher-Price Friends products and 3% was due to lower sales of Power Wheels products.
Of the 3% increase in Vehicles gross sales, 7% was due to higher sales of Hot Wheels products, partially offset by lower sales of Jurassic World products of 2% and lower sales of CARS products of 1% following their movie launches in prior years.
Of the 11% increase in Action Figures, Building Sets, and Games gross sales, 21% was due to initial sales of Toy Story 4 products as a result of its 2019 theatrical release, partially offset by lower sales of Jurassic World products of 9% following the movie launch in prior year.
Cost of sales decreased 8% during the first nine months of 2019, as compared to a 1% increase in net sales, primarily due to lower product and other costs and lower freight and logistics expense. Gross margin in the first nine months of 2019 increased primarily due to incremental Structural Simplification savings, favorable product mix, a benefit from the absence of the first quarter of 2018 Toys "R" Us sales reversal of approximately $27 million, partially offset by the impact of the inclined sleeper product recalls of approximately $26 million and input cost inflation of raw materials and plant labor.

North America segment income was $202.9 million in the first nine months of 2019, as compared to segment income of $54.0 million in the first nine months of 2018, primarily due to higher gross profit and lower other selling and administrative expenses, partially offset by higher advertising and promotion expenses. North America segment income for the first nine months of 2019 included the impact of the inclined sleeper product recalls of approximately $31 million. North America segment income for the first nine months of 2018 included the net sales reversal and bad debt expense, net attributable to the Toy "R" Us liquidation of approximately $57 million.
International Segment
The following table provides a summary of percentage changes in net sales within the International segment in the first nine months of 2019 versus 2018:

	% Change in Net Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	5%	-5%
EMEA	5%	-6%
Latin America	6%	-4%
Asia Pacific	3%	-4%
The following table provides a summary of percentage changes in gross sales within the International segment in the first nine months of 2019 versus 2018:

	% Change in Gross Sales as Reported	Currency Exchange Rate Impact
Total International Segment (a)	4%	-6%
EMEA	5%	-7%
Latin America	4%	-5%
Asia Pacific	1%	-4%
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

The following table provides a summary of Mattel's gross sales for the International segment by categories, along with supplemental brand information, for the first nine months of 2019 and 2018:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$535.0	$491.9	9%	-6%
Infant, Toddler, and Preschool	351.3	411.8	-15%	-5%
Vehicles	400.1	375.9	6%	-7%
Action Figures, Building Sets, and Games	281.0	227.7	23%	-6%
Gross Sales	$1,567.4	$1,507.3	4%	-6%
Sales Adjustments	(252.4)	(250.2)
Net Sales	$1,315.0	$1,257.0	5%	-5%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$393.9	$359.7	10%	-6%
Hot Wheels	342.6	292.2	17%	-7%
Fisher-Price and Thomas & Friends	319.1	349.9	-9%	-5%
Other	511.9	505.4	1%	-5%
Gross Sales	$1,567.4	$1,507.3	4%	-6%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the International segment were $1.57 billion in the first nine months of 2019, an increase of $60.1 million, or 4%, as compared to $1.51 billion in the first nine months of 2018, with an unfavorable impact from changes in currency exchange rates of 6 percentage points. The increase in the International segment gross sales was primarily as a result of higher sales of Action Figures, Building Sets, and Games, and Dolls, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 9% increase in Dolls gross sales, 7% was due to higher sales of Barbie products, primarily driven by positive POS brand momentum.
Of the 15% decrease in Infant, Toddler, and Preschool gross sales, 8% was due to lower sales of Fisher-Price and Thomas & Friends products and 5% was due to lower sales of Fisher-Price Friends products.
Of the 6% increase in Vehicles gross sales, 12% was due to higher sales of Hot Wheels products, partially offset by lower sales of CARS products of 5% and lower sales of Jurassic World products of 1% following their movie launches in prior years.
Of the 23% increase in Action Figures, Building Sets, and Games gross sales, 28% was due to initial sales of Toy Story 4 products as a result of its 2019 theatrical release, partially offset by lower sales of Jurassic World products of 5% following the movie launch in prior year.
Cost of sales decreased 5% in the first nine months of 2019, as compared to a 5% increase in net sales, primarily due to lower product and other costs. Gross margin in the first nine months of 2019 increased primarily due to incremental Structural Simplification savings and price increases, partially offset by input cost inflation of raw materials and plant labor.
International segment income was $61.4 million in the first nine months of 2019, as compared to a segment loss of $71.6 million in the first nine months of 2018, primarily due to higher gross profit and lower other selling and administrative expenses, partially offset by higher advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel's gross sales for the American Girl segment for the first nine months of 2019 and 2018:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
American Girl Segment
Total Gross Sales	$134.7	$175.9	-23%	—%
Sales Adjustments	(5.0)	(6.9)
Total Net Sales	$129.7	$169.0	-23%	—%
Gross sales for the American Girl segment were $134.7 million in the first nine months of 2019, a decrease of $41.2 million, or 23%, as compared to $175.9 million in the first nine months of 2018. The decrease in American Girl gross sales was primarily due to lower sales in retail stores.
Cost of sales decreased 28% in the first nine months of 2019, as compared to a 23% decrease in net sales, primarily due to lower product and other costs. Gross margin in the first nine months of 2019 increased primarily due to incremental Structural Simplification savings and favorable product mix, partially offset by the unfavorable impact of fixed cost absorption due to lower sales, higher freight and distribution expenses and input cost inflation of raw materials and plant labor.
American Girl segment loss was $41.4 million in the first nine months of 2019, as compared to segment loss of $40.7 million in the first nine months of 2018, driven primarily by lower net sales, partially offset by lower other selling and administrative expenses.
Cost Savings Programs
Structural Simplification Cost Savings Program
During the third quarter of 2017, Mattel initiated its Structural Simplification cost savings program. As of September 30, 2019, Mattel successfully achieved $826 million of run-rate savings, exceeding its two-year target of $650 million. Mattel expects to achieve more than $854 million of run-rate savings by the end of 2019, the majority of which is expected to be realized in 2020.
The major initiatives of the Structural Simplification cost savings program include:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.
To date, Mattel has recorded cumulative severance and other restructuring charges of $173.5 million. Mattel realized cost savings (before severance, investments, and cost inflation) relating to the Structural Simplification cost savings program of approximately $246 million (approximately $151 million within gross profit, approximately $88 million within other selling and administrative expenses, and approximately $7 million within advertising and promotion expenses) during the first nine months of 2019.

In connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring charges of $18.6 million and $103.9 million during the first nine months of 2019 and 2018, respectively. Of the total charges recorded during the first nine months of 2019, $10.2 million related to severance charges and $8.4 million related to other restructuring costs, which consisted primarily of consulting fees and contract termination costs. Of the total charges recorded during the first nine months of 2018, $61.7 million related to severance charges and $42.2 million related to other restructuring costs, which consisted primarily of consulting fees. To date, Mattel has recorded cumulative severance and other restructuring charges of $173.5 million and expects to incur total severance and restructuring charges of approximately $179 million related to the Structural Simplification cost savings program.
Capital Light Initiative
During the first quarter of 2019, Mattel announced the commencement of its Capital Light initiative to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. Mattel expects that this initiative will result in incremental savings, costs, and non-cash charges. In connection with the Capital Light initiative, Mattel recorded severance and other restructuring charges of $16.3 million and $27.8 million during the three and nine months ended September 30, 2019, respectively. Of the total charges recorded during the three months ended September 30, 2019, $7.9 million was recorded within other selling and administrative expenses and $8.4 million was recorded within cost of sales in the consolidated statements of operations. Of the total charges recorded during the nine months ended September 30, 2019, $15.9 million was recorded within other selling and administrative expenses and $11.9 million was recorded within cost of sales in the consolidated statements of operations.
To date, Mattel has recorded cumulative severance and other restructuring charges of $27.8 million and currently expects to incur total severance and restructuring charges, including non-cash charges, of approximately $34 million. Mattel expects to realize run-rate cost savings of approximately $50 million related to such costs exiting 2021. Mattel is currently evaluating other cost saving measures including the optimization of owned and operated manufacturing facilities and the geographical footprint of co-manufacturing facilities, which may result in incremental cost savings.
Income Taxes
Mattel's provision for income taxes was $31.4 million and $46.2 million for the three and nine months ended September 30, 2019, respectively, as compared to a provision for income taxes of $66.3 million and $71.6 million for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2019, Mattel recognized a net discrete tax expense of $0.1 million and a net discrete tax benefit of $1.1 million, respectively, as compared to a net discrete tax expense of $42.1 million and $44.3 million for the three and nine months ended September 30, 2018, respectively.
For the three months ended September 30, 2019, Mattel recognized discrete tax expense of $13.5 million related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions, offset by a $13.4 million tax benefit related to the reassessment of the future realizability of certain foreign deferred tax assets. For the three months ended September 30, 2018, Mattel recognized discrete tax expense primarily related to the provisional tax expense of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), $14.6 million related to changes to the indefinite reinvestment assertion, and $17.8 million net tax expense related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions.
For the nine months ended September 30, 2019, Mattel recognized discrete tax expense of $12.3 million related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions, offset by a discrete tax benefit of $13.4 million related to the reassessment of the future realizability of certain foreign deferred tax assets. For the nine months ended September 30, 2018, Mattel recognized provisional tax expense of $9.3 million for deemed repatriation of accumulated foreign earnings (net of related valuation allowance change), discrete tax expense from changes to the indefinite reinvestment assertion of $14.6 million, and net discrete tax expense from reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions of $20.4 million. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three and nine months ended September 30, 2019 and 2018.
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
Of Mattel's $218.3 million in cash and equivalents as of September 30, 2019, approximately $149 million were held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations may include investing and financing activities such as debt service, dividends, and share repurchases. Cash flows generated by its worldwide operations, the senior secured revolving credit facilities, alternative forms of financing, and access to capital markets are available to fund Mattel's operations and obligations. Mattel's 2010 Senior Notes of $250.0 million aggregate principal amount is due October 2020. Mattel intends to refinance the 2010 Senior Notes due October 2020 prior to its maturity.  If Mattel is unable to refinance, Mattel believes it will have sufficient liquidity through its cash on hand and excess capacity available under the senior secured revolving credit facilities to repay the maturing 2010 Senior Notes.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel continues to actively manage its capital structure and believes that it has sufficient liquidity to run its business.
Subject to market conditions, Mattel intends to utilize its senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of September 30, 2019, there were borrowings of approximately $230 million outstanding under the senior secured revolving credit facilities and approximately $65 million in outstanding letters of credit under the senior secured revolving credit facilities.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers' financial condition and their liquidity in order to mitigate Mattel's accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of the Toys "R" Us liquidation in the first quarter of 2018, Mattel reversed net sales which occurred during the first quarter of 2018 and related accounts receivable of approximately $30 million. For the three and nine months ended September 30, 2019, Mattel recorded bad debt expense, net of approximately $(1) million related to outstanding Toys "R" Us receivables. In addition, for the three and nine months ended September 30, 2018, Mattel recorded bad debt expense, net of approximately $(13) million and $37 million, respectively, related to outstanding Toys "R" Us receivables.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel's future contributions to these plans.

Operating Activities
Cash flows used for operating activities were $513.7 million in the first nine months of 2019, as compared to $731.5 million in the first nine months of 2018. The decrease in cash flows used for operating activities was primarily due to a lower net loss, excluding the impact of non-cash charges.
Investing Activities
Cash flows used for investing activities were $78.4 million in the first nine months of 2019, as compared to $114.6 million in the first nine months of 2018. The decrease in cash flows used for investing activities was primarily driven by lower capital spending and lower payments made for foreign currency forward exchange contracts in the first nine months of 2019.
Financing Activities
Cash flows provided by financing activities were $218.3 million in the first nine months of 2019, as compared to cash flows used for financing activities of $10.7 million in the first nine months of 2018. The increase in cash flows provided by financing activities was primarily driven by net repayments of long-term borrowings of $274.5 million during the first nine months of 2018, partially offset by lower net proceeds from short-term borrowings of $49.2 million in the first nine months of 2019.
Seasonal Financing
See Item 1 "Financial Statements—Note 9 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $376.2 million to $218.3 million at September 30, 2019, as compared to $594.5 million at December 31, 2018. The decrease was primarily due to seasonal working capital usage during the first nine months of 2019.
Accounts receivable increased $321.2 million to $1.29 billion at September 30, 2019, as compared to $970.1 million at December 31, 2018, primarily due to the seasonality of Mattel's business. Inventory increased $158.7 million to $701.6 million at September 30, 2019, as compared to $542.9 million at December 31, 2018, primarily due to seasonal inventory build.
Accounts payable and accrued liabilities remained flat at $1.24 billion as of September 30, 2019 and December 31, 2018.
As of September 30, 2019 and December 31, 2018, Mattel had $230.0 million and $4.2 million, respectively, of short-term borrowings outstanding.
A summary of Mattel's capitalization is as follows:

	September 30, 2019		September 30, 2018		December 31, 2018
	(In millions, except percentage information)
Cash and equivalents	$218.3		$209.2		$594.5

Short-term borrowings	230.0		275.0		4.2
2010 Senior Notes due October 2020 and October 2040	500.0		500.0		500.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2016 Senior Notes due August 2021	350.0		350.0		350.0
2017/2018 Senior Notes due December 2025	1,500.0		1,500.0		1,500.0
Debt issuance costs and debt discount	(43.2)		(50.1)		(48.3)
Total debt	3,086.8	87%	3,124.9	83%	2,855.9	81%
Stockholders' equity	453.7	13	659.0	17	656.8	19
Total capitalization (debt plus equity)	$3,540.5	100%	$3,783.9	100%	$3,512.7	100%

Total debt was $3.09 billion at September 30, 2019, as compared to $2.86 billion at December 31, 2018. There were no borrowings or repayments on long-term debt during the first nine months of 2019.
Stockholders' equity decreased $203.1 million to $453.7 million at September 30, 2019, as compared to $656.8 million at December 31, 2018, primarily due to the net loss for the first nine months of 2019.
Litigation
See Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
In the third quarter of 2019, Mattel performed its annual impairment test and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value.

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

Based upon the results of the annual impairment test, the fair value of the North America reporting unit was substantially in excess of its carrying value.

The estimated fair value of the American Girl reporting unit had approximately 30% excess fair value over its carrying value. The fair value of the American Girl reporting unit is impacted by expected sales growth, gross margin, operating costs, working capital investments, and discount rate. The estimates of gross margin, operating costs and working capital investments tend to be fairly predictable in relation to gross sales. The estimates of future sales growth tend to be one of the more significant estimates in determining the overall fair value of the American Girl reporting unit. The current forecast includes significant moderation in the decline of sales in the near term resulting from recently launched growth initiatives, followed by significant growth in sales from current levels as it continues to increase consumer engagement in the brand. In addition, the fair value of the American Girl reporting unit decreased significantly from the prior year as a result of the increase in discount rate from 9.5% to 12%, due to a specific risk premium. If American Girl is unable to successfully execute its plan to increase sales through the renewal of consumer interest in the brand and its products, goodwill may be impaired.

The estimated fair value of the International reporting unit had more than 30% excess fair value over its carrying value. The fair value of the International reporting unit is impacted by expected sales growth, gross margin, operating costs, working capital investments, and discount rate. The valuation of the International reporting unit decreased as a result of the increase in discount rate from the prior year, from 11% to 12.5%. The valuation model assumes incremental growth in sales and gross margin from current levels. If Mattel is unable to successfully execute its plans in international markets to achieve further growth in emerging markets, improve gross margin, or has lower-than-expected market demand, goodwill may be impaired.

Mattel’s critical accounting policies and estimates are included in its 2018 Annual Report on Form 10-K/A and did not materially change during the first nine months of 2019.
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
Mattel believes that the disclosure of the percentage impact of foreign currency changes is useful supplemental information for investors to be able to gauge Mattel's current business performance and the longer-term strength of its overall business since foreign currency changes could potentially mask underlying sales trends. The disclosure of the percentage impact of foreign exchange allows investors to calculate the impact on a constant currency basis and also enhances their ability to compare financial results from one period to another.
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

A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Net sales	$1,481.6	$1,437.5	3%	-1%
Sales adjustments	175.4	169.2
Gross sales	$1,656.9	$1,606.6	3%	-1%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Net sales	$3,030.9	$2,990.5	1%	-3%
Sales adjustments	368.4	370.2
Gross sales	$3,399.3	$3,360.8	1%	-3%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Net sales	$821.9	$825.6	—%	—%
Sales adjustments	58.6	60.7
Gross sales	$880.4	$886.3	-1%	—%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Net sales	$1,586.2	$1,564.5	1%	-1%
Sales adjustments	111.0	113.1
Gross sales	$1,697.2	$1,677.6	1%	—%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Net sales	$607.9	$551.1	10%	-4%
Sales adjustments	113.8	105.4
Gross sales	$721.7	$656.5	10%	-3%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Net sales	$1,315.0	$1,257.0	5%	-5%
Sales adjustments	252.4	250.2
Gross sales	$1,567.4	$1,507.3	4%	-6%

A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Net sales	$51.8	$60.8	-15%	—%
Sales adjustments	3.0	3.0
Gross sales	$54.8	$63.9	-14%	—%

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2019	September 30, 2018
	(In millions, except percentage information)
Net sales	$129.7	$169.0	-23%	—%
Sales adjustments	5.0	6.9
Gross sales	$134.7	$175.9	-23%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the nine months ended September 30, 2019. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income (loss) or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Net income (loss) and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the nine months ended September 30, 2019 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Euro, Brazilian real, and Russian ruble.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel's net sales by approximately 0.4% and have no impact to Mattel's net income per share.

United Kingdom Operations
During June 2016, the referendum by British voters to exit the European Union ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the European Union ("EU") began in March 2017. The United Kingdom ("U.K.") was scheduled to exit from the EU on March 29, 2019, however, on March 21, 2019, the leaders of the member countries of the EU agreed to extend the deadline for Brexit until April 12, 2019. On April 10, 2019, the U.K. and the EU agreed to a second extension of the deadline for Brexit until October 31, 2019. On October 25, 2019, the U.K. and EU agreed to a third extension of the deadline for Brexit until January 31, 2020.
In the short term, volatility in the British pound sterling could continue as the U.K. negotiates its anticipated exit from the EU. If the U.K. and the EU are unable to reach an agreement and the U.K. exits the EU without an agreement in place, it will likely create further short-term uncertainty and currency volatility, which may increase the cost of goods imported into Mattel's U.K. operations or decrease the profitability of Mattel's U.K. operations. In the longer term, any impact from Brexit on Mattel's U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's U.K. operations represented less than 5% of Mattel's consolidated net sales for the nine months ended September 30, 2019.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Mattel's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Joseph J. Euteneuer, Mattel's principal financial officer, concluded that Mattel's disclosure controls and procedures were not effective as of September 30, 2019, due to the material weakness in Mattel’s internal control over financial reporting, as further described in Item 8 of its 2018 Annual Report on Form 10-K/A.

Remediation Plan
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
To remediate the existing material weakness, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
The remediation activities described above are changes to internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in Mattel's 2018 Annual Report on Form 10-K/A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2019, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the third quarter of 2019:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
July 1—31	7,901	$14.39	—	$203,016,273
August 1—31	440,054	13.57	—	203,016,273
September 1—30	55,540	11.26	—	203,016,273
Total	503,495	$13.33	—	$203,016,273
 ____________________________________

(a)
The total number of shares purchased relates to 503,495 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(b)
Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2019, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

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
32.0**
Certifications of Principal Executive Officer and Principal Financial Officer dated November 12, 2019 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended September 30, 2019, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: November 12, 2019