Form 10-K
period 2019-12-31
MATTEL INC /DE/
filed 2020-02-25
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
______________________________________________________
 Securities registered pursuant to Section 12(g) of the Act:
NONE
______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,044,446 based upon the closing market price as of the close of business June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 7, 2020: 346,870,826 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2020 Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) within 120 days after the closing of the registrant's fiscal year (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (ii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iii) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (iv) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (v) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vi) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (vii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (viii) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (ix) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (x) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xi) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xii) the bankruptcy and liquidation of Mattel’s significant retailers, such as Toys "R" Us, Inc. or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiii) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings, (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel, (xvii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms (xix) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xx) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; (xxi) an inability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; and (xxii) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors." Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

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
Mattel is the owner of a portfolio of global brands with vast intellectual property potential. Mattel's portfolio of owned and licensed brands and products are organized into the following categories:
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
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, Fireman Sam, and Shimmer and Shine (Nickelodeon). As a leader in play and child development, Fisher-Price’s mission is to provide meaningful solutions for parents and enrich children’s lives from birth to school readiness, helping families get the best possible start. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through content, toys, live events, and other lifestyle categories.
Vehicles—including brands such as Hot Wheels, Matchbox, CARS (Disney Pixar), and Jurassic World (NBCUniversal). In production for over 50 years, Hot Wheels continues to push the limits of performance and design and ignites the challenger spirit of kids, adults, and collectors. From diecast cars, to tracks, playsets, and advanced play products, the Hot Wheels portfolio has broad appeal that engages and excites kids.
Action Figures, Building Sets, and Games—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (NBCUniversal), and WWE. From big blocks to small bricks, first builders to advanced collectors, MEGA creates products that spark purposeful play and encourage kids and adults to "build beyond." America's number one game, UNO is the classic matching card game that is easy to pick up and fast fun for everyone.
Mattel, Inc. was incorporated in California in 1948 and reincorporated in Delaware in 1968. Its executive offices are located at 333 Continental Blvd., El Segundo, California 90245-5012, telephone number (310) 252-2000.
Business Segments
Mattel's operating segments are: (i) North America, which consists of the U.S. and Canada; (ii) International; and (iii) American Girl.  The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.
For additional information on Mattel’s worldwide revenues by brand category, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information."

North America Segment
The North America segment markets and sells toys in the U.S. and Canada across categories.
In the Dolls category, Mattel will seek to continue the strong momentum started by the 60th anniversary of Barbie in 2020.  In spring 2020, Barbie will celebrate wellness with a new product launch and a 360-degree program centered around meditation and mindfulness including consumer products, digital activations, and collaborations.  Barbie will also kick off its inaugural You Can Be Anything Festival, benefiting the Dream Gap Project Fund with key talent timed to International Women’s Day. Barbie will continue a full year of the new Color Reveal segment, a new and innovative play pattern.  In summer and fall 2020, Barbie will launch its sports campaign tied to the Olympics and a new We Are Barbie campaign focusing on the message of diversity and inclusivity.  Barbie products will also continue to be supported by new animated content, including new episodes of Barbie: Dreamhouse Adventures, a new Barbie Princess Adventures Special.
Building off of its content distribution, Mattel will continue to support Polly Pocket and Enchantimals by streaming animated content on key broadcast platforms globally.  Both brands will have a strong new product line and will continue to be amplified by new content in 2020.
In 2020, Fisher-Price will celebrate its 90th birthday.  Further development on the new brand platform launched in the fall of 2019 will look to turn brand awareness into brand love by surprising and delighting consumers as a trusted brand for infants and children up to five years old.
Thomas & Friends will celebrate a milestone 75th anniversary in 2020.  Thomas has delighted fans for generations through books and television, and in 2020, Mattel is introducing more storytelling touchpoints than ever before for the next generation of fans.  New series on YouTube, new audio stories, new music, and exciting partnerships in key markets around the world will celebrate Thomas & Friends throughout the year.
In the Vehicles category, industry leader Hot Wheels will continue its strong momentum as a multigenerational franchise with globally expanded Hot Wheels Legends and Hot Wheels Monster Trucks Live tours, and always-on premium content on YouTube.  The core product offering will be refreshed with the new Track Builder Unlimited line and exciting partnerships with some of the best automotive and entertainment properties, including Fast & Furious 9 from NBCUniversal.  Mattel will also continue to partner with Disney Pixar for CARS, with increased franchise support.  Additionally, Matchbox is poised to have a great year, enhanced by its partnership with Viacom as global toy partner for Top Gun: Maverick.
Mattel’s Action Figures category will continue to collaborate with key licensor partners, such as Disney, NBCUniversal, WWE, and Microsoft, to bring innovative products to the global marketplace.  Key 2020 product lines based on entertainment franchises include Minions, with a theatrical release in July 2020, support for the launch of the Minecraft Earth video game, as well as continued franchise support of NBCUniversal’s Jurassic World and Disney Pixar's Toy Story 4 and other Disney Pixar properties.
MEGA is the global challenger brand in the building sets category, providing innovative building play experiences, authentic details and accessible value for fans and families. In 2020, MEGA will invite consumers of all ages to build more together, promoting inclusivity within the industry and the world. Parents of preschoolers can discover the new MEGA Bloks Peek-a-Bloks segment, featuring easy building playsets and collectible peek-a-boo surprise characters. The MEGA Construx portfolio will introduce open-ended StoryBuilders sets to transition builders ages four to six to big kid building. Fans of partner franchises can continue to build and collect with Pokemon, Game of Thrones, and Halo.
In the Games category in 2020, Mattel’s flagship card game UNO will be introducing new innovative ways to play as well as continuing to introduce a variety of pop culture and entertainment themed decks. With one of the largest branded portfolios in the world, we will continue to maximize evergreen brands like Pictionary, Rock 'Em Sock 'Em Robots, and Magic 8 Ball and bring new innovative concepts to market.
International Segment
Products marketed by the International segment are generally the same as those developed and marketed by the North America segment, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. No individual country within the International segment exceeded 7% of worldwide consolidated gross sales during 2019.

American Girl Segment
The American Girl segment is a direct marketer, children’s publisher, and retailer dedicated to its mission to help build girls of strong character.  American Girl is best known for its line of historical and contemporary characters that feature 18" dolls, books, and accessories that inspire girls with important lessons from America’s past to today.  For girls who are ready to tell their own stories, Truly Me allows girls to express what’s on their minds and in their hearts by choosing a doll—or creating their own—from more than 1.3 million possibilities. Bitty Baby introduces girls to nurturing play until they are ready for WellieWishers, a sweet group of girls who teach about empathy and being a good friend. American Girl also publishes best-selling fiction and non-fiction titles that help girls navigate the changes and challenges of growing up.  The American Girl segment sells products directly to consumers via its catalog, website, in its proprietary retail stores in the U.S., at select retailers nationwide, and at specialty boutiques and franchise stores in Canada, Dubai, and Bahrain. The American Girl stores in Dubai and Bahrain are scheduled to close in early 2020.
In January 2020, American Girl introduced its newest Girl of the Year character, Joss Kendrick, a fierce athlete born with hearing loss and a passion for surfing and competitive cheer. Throughout 2020, American Girl will focus on its mission to build girls of strong character through immersive storytelling; differentiated, premium experiences; and our commitment to service and quality.
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
Mattel’s principal manufacturing facilities are located in Canada, China, Indonesia, Malaysia, Mexico, and Thailand. In conjunction with the Capital Light program, Mattel discontinued production in 2019 at certain plants located in China, Indonesia, and Mexico. In addition to the discontinued production at the three plants, Mattel announced that it will discontinue production in 2020 at its plant located in Canada. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, Mattel produces its products in multiple facilities across multiple countries. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future. Mattel continues to evaluate its manufacturing footprint in connection with its Capital Light program.
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
Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys, games, and other products related to play, learning, and development. Competition in the toy industry is based primarily on quality, play value, brands, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, dolls, vehicles, action figures, construction toys, youth electronics, hand-held and other games, puzzles, educational toys, technology-related products, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Funko, Hasbro, JAKKS Pacific, Jazwares, Just Play Products, LEGO, MGA Entertainment, Spin Master, VTech, many smaller toy companies, and manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Funko, Hasbro, JAKKS Pacific, Just Play Products, LEGO, MGA Entertainment, Playmobil, Ravensburger, Simba, Spin Master, VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture dolls and accessories and with children’s book publishers and retailers.

Competition among the above companies is intensifying due to trends towards shorter life cycles for individual toy products and an increasing use of more sophisticated technology among consumers.  As a result of children outgrowing toys at younger ages, Mattel competes with companies that sell non-toy products, such as electronic consumer products, video games, as well as content and other entertainment companies.  Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store and online purchases. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, showcase toys online based on proprietary algorithms, and allocate shelf space to one type of toy over another. Online distributors are able to promote a wide variety of toys and represent a wide variety of toy manufacturers.
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
During 2019, 2018, and 2017, Mattel incurred advertising and promotion expenses of $551.5 million (12.2% of net sales), $524.3 million (11.6% of net sales), and $642.3 million (13.2% of net sales), respectively.
Sales
Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates small retail outlets at certain corporate offices as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America and Europe that serve as outlets for its products. American Girl products and its children's publications are sold directly to consumers and select retailers nationwide. Mattel has retail space in Chicago, Illinois; Los Angeles, California; and New York, New York for its American Girl Place stores, and in over 10 other cities across the United States for its American Girl stores, each of which features children’s products from the American Girl segment. Additionally, Mattel sells certain of its products online through websites of one or more of its subsidiaries.

During 2019 and 2018, Mattel’s two largest customers (Walmart at $1.01 billion and Target at $0.44 billion during 2019, Walmart at $1.07 billion and Target at $0.45 billion during 2018) accounted for approximately 32% and 34%, respectively, of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the U.S., none of which exceeded 10% of worldwide consolidated net sales. The customers and the degree of concentration vary depending upon the region or nation. See Part I, Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information."
Licenses and Distribution Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.
Mattel has entered into agreements to license entertainment properties from, among others, Disney Enterprises, Inc. (including Star Wars, Mickey Mouse, Pixar (including CARS and Toy Story) and certain other Disney films and television properties), NBCUniversal (including Fast and Furious and Jurassic World), Viacom International, Inc. relating to its Nickelodeon properties (including Blaze and the Monster Machines, Sunny Day, Shimmer and Shine, and Butterbean's Cafe), Warner Bros. Consumer Products (including Batman, Superman, Wonder Woman, Justice League, and DC Comics Superhero Girls), Microsoft (including Halo and Minecraft), and WWE.
Mattel's license with Warner Bros. Consumer Products for the global rights to produce and sell action figures based on DC Comics characters expires in March 2020 and will not be renewed.
Royalty expense for 2019, 2018, and 2017 was $220.2 million, $224.0 million, and $244.5 million, respectively. See "Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies."
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
Agreements to purchase inventory, services, and other items with terms extending through 2022 contain future minimum payments totaling approximately $342 million. Licensing and similar agreements with terms extending through 2024 contain provisions for future guaranteed minimum payments totaling approximately $184 million. Lease commitments with terms extending through 2024 and beyond contain future minimum obligations totaling approximately $450 million. See Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments", Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Leases."

Backlog
Mattel ships products in accordance with delivery schedules specified by its customers, which usually request delivery within three months. In the toy industry, orders are subject to cancellation or change at any time prior to shipment. Many of Mattel's customers use quick response or just-in-time inventory management practices resulting in fewer advance orders and therefore less backlog of orders. Mattel believes that the amount of backlog orders at any given time may not accurately indicate future sales.
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
For additional information regarding foreign currency contracts, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 10 to the Consolidated Financial Statements—Derivative Instruments."
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
Mattel’s products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including the European Union ("EU") and Canada. Mattel believes that it is in substantial compliance with these laws and regulations.
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
Mattel’s advertising is subject to the Federal Trade Commission Act, The Children’s Television Act of 1990, the rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising and advertising to children. In addition, Mattel’s web-based products and services and other online and digital communications activity are or may be subject to U.S. and foreign privacy-related regulations, including the U.S. Children’s Online Privacy Protection Act of 1998 and the EU General Data Protection Regulation and related national regulations. Privacy-related laws also exist in some U.S. states, including the recently enacted California Consumer Protection Act. Mattel believes that it is in substantial compliance with these laws and regulations.
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
Employees
The total number of persons employed by Mattel and its subsidiaries at any one time varies because of the seasonal nature of its manufacturing operations. As of December 31, 2019, Mattel’s total number of employees (excluding temporary and seasonal employees) was approximately 24,000.
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
If any of the risks and uncertainties described in the cautionary risk factors listed below actually occurs, Mattel’s business, financial condition and results of operations could be adversely affected, and such effects could at times be significant. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
Mattel is not always able to successfully identify and/or satisfy consumer preferences, which could cause its business, financial condition, and results of operations to be adversely affected.
Mattel’s business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences, particularly with children as the end users of Mattel’s products, are continuously changing. Mattel is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, girls’ and boys’ toys, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, depends on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase. Mattel's failure to successfully meet the challenges outlined above in a timely and cost-effective manner could decrease demand for its products and may adversely affect Mattel’s business, financial condition, and results of operations.

High levels of competition and low barriers to entry make it difficult to achieve, maintain, or build upon the success of Mattel’s brands, products, and product lines.
Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with Mattel’s products. In addition, competition for access to entertainment properties has and may continue to lessen Mattel’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel, or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. As a licensee of entertainment properties, Mattel has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy products industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products. Reduced demand for Mattel’s brands, products and product lines as a result of these factors may adversely affect Mattel’s business, financial condition, and results of operations.
Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can adversely affect Mattel’s sales, financial condition, and results of operations.
Successful movies and characters in children’s literature affect play preferences, and many products depend on media-based intellectual property licenses. Media-based licenses can cause a line of toys or other products to gain immediate success among children, parents, or families. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. In addition, certain developments in the entertainment industry, including labor strikes, could cause delays or interruptions in the release of new movies and television programs and could adversely affect the sales of Mattel’s products based on such movies and television programs. Mattel attempts to respond to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis. Any inability by Mattel to accurately anticipate trends in popular culture, movies, media, fashion, or technology, may cause its products not to be accepted by children, parents, or families and may adversely affect its sales, financial condition, and results of operations.
Mattel’s failure to successfully market or advertise its products could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of these programs. Mattel’s business, financial condition, and results of operations could be adversely effected by its failure to successfully market its products or by an increase in its media or other advertising or promotional costs.
Mattel’s business is highly seasonal and its operating results depend, in large part, on sales during the relatively brief traditional holiday season. Events that disrupt Mattel’s business during its peak demand times can adversely and disproportionately affect Mattel’s business, financial condition, and results of operations.
Mattel’s business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that are less popular with consumers. Sales of toy products at retail are highly seasonal, with a majority of retail sales occurring during the period from September through December. In recent years, many consumers have delayed their purchases until just before the holidays. As a result, Mattel’s operating results depend, in large part, on sales during the relatively brief traditional holiday season. Retailers attempt to manage their inventories tightly, which requires Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in "last minute" shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season. These factors may decrease sales or increase the risks that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel’s own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.
In addition, as a result of the seasonal nature of Mattel’s business, Mattel may be adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as terrorist attacks, economic shocks, severe weather, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation, or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.

Mattel has significant customer concentration, so that economic difficulties or changes in the purchasing policies or patterns of its key customers could have an adverse effect on Mattel’s business, financial condition, and results of operations.
A small number of customers account for a large share of Mattel’s worldwide consolidated net sales. In 2019, Mattel’s two largest customers, Walmart and Target, in the aggregate, accounted for approximately 32% of net sales (Walmart at $1.01 billion and Target at $0.44 billion) and its ten largest customers, in the aggregate, accounted for approximately 49% of net sales. While the concentration of Mattel’s business with a relatively small number of customers may provide certain benefits to Mattel, such as potentially more efficient product distribution and decreased costs of sales and distribution, this concentration exposes Mattel to risk of a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer reducing its overall purchases of Mattel’s products, reducing the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seeking to materially change the terms of the business relationship at any time could adversely affect Mattel’s business, financial condition, and results of operations.
Liquidity problems or bankruptcy of Mattel’s key customers, such as the bankruptcy filing by Toys "R" Us, could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel’s sales to customers are typically made on credit without collateral. There is a risk that key customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers, weak retail sales, or other factors beyond the control of Mattel, which could increase Mattel’s exposure to losses from bad debts. In addition, when key customers cease doing business with Mattel as a result of bankruptcy, or significantly reduce the number of stores operated, it can have an adverse effect on Mattel’s business, financial condition, and results of operations.
On September 18, 2017, Toys "R" Us and certain of its affiliates filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Eastern District of Virginia, Richmond Division. This Chapter 11 proceeding and subsequent liquidation has negatively impacted Mattel’s recurring revenue from Toys "R" Us.
To the extent Mattel is unable to realize the anticipated cost savings from its previously announced cost savings programs or incurs additional and/or unexpected costs in order to realize such cost savings, Mattel's business, financial condition, and results of operations could be adversely affected.
Mattel has and continues to implement a series of cost savings programs as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cost Savings Programs." Mattel incurred costs of $59.1 million and $109.8 million in 2019 and 2018, respectively, to achieve such cost savings, and expects to incur additional costs during 2020. There can be no assurance that Mattel will be able to realize the anticipated cost savings from its previously announced cost savings programs in the amounts or within the anticipated timeframes or at all. In addition, any cost savings that Mattel realizes may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from these cost savings programs could have an adverse effect on Mattel’s business, financial condition, and results of operations.
The amounts of anticipated cost savings and anticipated expenses related thereto are based on Mattel’s current estimates, but they involve risks, uncertainties, assumptions, and other factors that may cause actual results, performance, or achievements to be materially different from those described herein. Assumptions relating to the plans and amounts related thereto involve subjective decisions and judgments with respect to, among other things, the estimated impact of certain operational adjustments, including marketing efficiency, labor management, material input cost fluctuations, plant transition costs, and other cost and savings adjustments, as well as future economic, competitive, industry and market conditions and future business decisions, all of which are inherently uncertain and may be beyond the control of Mattel’s management. Although Mattel’s management believes these estimates and assumptions to be reasonable, there can be no assurance that the assumptions or estimates described herein will prove to be accurate or that the objectives and plans expressed will be achieved. Neither Mattel’s independent registered public accounting firm nor any other independent registered public accounting firm, has examined, compiled, or performed any procedures with respect to these amounts, nor have they expressed any opinion, or any other form of assurance, on such information or their achievability.

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
Failure to successfully implement new initiatives or meet product introduction schedules can have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel has at times in the past announced, and in the future may announce, initiatives to reduce its costs, optimize its manufacturing footprint, increase its efficiency, improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, offer new innovative products and improve existing products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. In addition, Mattel may anticipate introducing a particular product, product line or brand at a certain time in the future. There is no guarantee that Mattel will be able to manufacture, source and ship new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new Mattel products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Significant increases in the price of commodities, transportation, or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components, and finished products from Mattel’s vendors could adversely affect Mattel’s business, financial condition, and results of operations.
Cost increases, whether resulting from rising costs of materials, transportation, services, labor, or compliance with existing or future regulatory requirements, impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products may not be sustainable and could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts, and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Additionally, as Mattel cannot guarantee the stability of its major suppliers, major suppliers may stop manufacturing components at any time with little or no notice. If Mattel is required to use alternative sources, it may be required to redesign some aspects of the affected products, which may involve delays and additional expense. Although Mattel works closely with suppliers to avoid these types of shortages, there can be no assurance that Mattel will not encounter these problems in the future. Reductions or interruptions in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes, lockouts, an outbreak of a severe public health pandemic, severe weather, the occurrence or threat of wars or other conflicts, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product used in plastics), or otherwise, have at times in the past and could in the future adversely affect Mattel’s business, financial condition, and results of operations.
Mattel’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, and expose it to interest rate risk to the extent of its variable rate debt.
At December 31, 2019, Mattel had $2.85 billion of indebtedness on a consolidated basis, consisting primarily of 6.75% Senior Notes due 2025 and 5.875% Senior Notes due 2027, as well as Senior Notes issued in prior years. In addition, Mattel has $1.60 billion of commitments under its senior secured revolving credit facilities, subject to borrowing base capacity. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."

Subject to the limits contained in the credit agreement that governs Mattel’s senior secured revolving credit facilities, the indenture that governs the notes and Mattel’s other debt instruments, Mattel may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent Mattel does so, the risks related to Mattel’s high level of debt would increase. Specifically, Mattel’s substantial indebtedness could have important consequences. For example, it could:

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

Mattel’s credit ratings have declined in recent years and as a result, Mattel’s cost of issuing new debt has increased. Any further reduction in Mattel’s credit ratings could further increase the cost of issuing any such debt. Mattel may be hindered from obtaining, or required to incur incremental costs to obtain, additional credit in tight credit markets. Further, Mattel’s ability to issue additional debt could be adversely affected by other factors, including market conditions.
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
To service Mattel’s indebtedness, Mattel requires a significant amount of cash and Mattel’s ability to generate cash depends on many factors beyond Mattel’s control.
Mattel’s ability to make cash payments on and to refinance its indebtedness, and to fund planned capital expenditures, depends on Mattel’s ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond Mattel’s control.
Mattel’s business may not generate sufficient cash flow from operations and future borrowings may not be available under Mattel’s senior secured revolving credit facilities in an amount sufficient to enable Mattel to pay its indebtedness or to fund its other liquidity needs. In such circumstances, Mattel may need to refinance all or a portion of its indebtedness upon or before maturity. Mattel may not be able to refinance any of Mattel’s indebtedness, including its senior secured revolving credit facilities and the notes, on commercially reasonable terms or at all. If Mattel cannot service its indebtedness, Mattel may need to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. There can be no assurance that such actions, if necessary, will be effected on commercially reasonable terms or at all. The credit agreement governing Mattel’s senior secured revolving credit facilities and the indenture governing the notes will restrict Mattel’s ability to sell assets and use the proceeds from such sales.

If Mattel is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Mattel otherwise fails to comply with the various covenants in the instruments governing its indebtedness, Mattel could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness will have the right to elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Mattel’s senior secured revolving credit facilities will have the right to elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against Mattel’s assets, and Mattel could be forced into bankruptcy or liquidation. Declines in Mattel’s operating performance may require Mattel to obtain waivers in the future from the required lenders under its senior secured revolving credit facilities to avoid being in default. If Mattel breaches its covenants under its senior secured revolving credit facilities and seeks a waiver, Mattel may not be able to obtain a waiver from the required lenders. If this occurs, Mattel would be in default under its senior secured revolving credit facilities, the lenders could exercise their rights, as described above, and Mattel could be forced into bankruptcy or liquidation.
Mattel’s variable rate indebtedness subjects Mattel to interest rate risk, which could cause Mattel’s debt service obligations to increase significantly.
Borrowings under Mattel’s senior secured revolving credit facilities will be at variable rates of interest and will expose Mattel to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, Mattel’s debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and Mattel’s net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Assuming Mattel's senior secured revolving credit facilities are fully drawn up to the maximum commitment level and the interest rates are above the interest rate floor set forth in the credit agreement governing Mattel’s senior secured revolving credit facilities, each one-eighth point change in interest rates would result in a $2.0 million change in annual interest expense on Mattel’s indebtedness under its senior secured revolving credit facilities. Any interest rate swaps that Mattel enters into with respect to its variable rate indebtedness, may not fully mitigate Mattel’s interest rate risk.
Mattel is dependent upon its lenders for financing to execute its business strategy and meet its liquidity needs. If Mattel’s lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could adversely affect Mattel’s business, financial condition, and results of operations.
There is risk that one or more of Mattel's lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to extending credit up to the maximum amount permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If Mattel’s lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could be difficult to replace Mattel’s senior secured revolving credit facilities on similar terms, which could adversely affect Mattel's business, financial condition, and results of operations.
Significant changes in currency exchange rates or the ability to transfer capital across borders could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel operates facilities and sells products in numerous countries outside the U.S. During 2019, Mattel’s International segment net sales were 44% of Mattel’s total consolidated net sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel seeks to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange contracts. These contracts are primarily used to hedge Mattel’s purchase and sale of inventory, and other intercompany transactions denominated in foreign currencies. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have an adverse effect on Mattel’s business, financial condition, and results of operations.

The deterioration of global economic conditions could adversely affect Mattel’s business, financial condition, and results of operations.
Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to retailer customers and directly to consumers. Mattel’s performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products are often impacted by job losses, foreclosures, bankruptcies, reduced access to credit, falling home prices, lower consumer confidence, and other macroeconomic factors that affect consumer spending behavior. Any of these factors can reduce the amount that consumers spend on the purchase of Mattel’s products. Deterioration of global economic conditions have at times in the past adversely affected Mattel's business and financial results. Future deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing Mattel’s cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel’s business, financial condition, and results of operations. For instance, Mattel's business, financial condition and results of operations could be adversely affected by the economic impact of changes in trade relations among the United States and other countries, including a new United States-Mexico-Canada Agreement, China, or changes in the European Union, such as Brexit. For further discussion of these risks, see below risk factor "Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions."
In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times, Mattel may need to increase promotional spending or take other steps to encourage retailer and consumer purchase of its products. Those steps may increase costs and/or decrease operating margins and are not always successful.
An increasing portion of Mattel's business is expected to come from new and emerging markets, and growing business in new and emerging markets presents additional challenges.
Mattel expects an increasing portion of its net revenues to come from new and emerging markets, including China, India, and Russia. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which are often quite different from the U.S.; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, quotas, or other protectionist measures.
Because of the importance of Mattel's new and emerging market revenues, failure to properly manage the risks described above or to otherwise successfully manage its new and emerging market business could adversely affect Mattel's business, financial condition, and results of operations.
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

In addition to the risks associated with Mattel’s more traditional products, sophisticated digital and smart technology products face certain additional risks. Costs associated with designing, developing, and producing technologically advanced or sophisticated products tend to be higher than for many of Mattel’s more traditional products. Heavy competition in consumer electronics and entertainment products and difficult economic conditions may increase the risk of Mattel not achieving sales sufficient to recover the increased costs associated with these products. Designing, developing, and producing sophisticated digital and smart technology products requires different competencies and may follow longer timelines than traditional toys and games, and any delays in the design, development, or production of these products could adversely impact Mattel's ability to successfully offer such products. In addition, the pace of change in product offerings and consumer tastes in the video games, consumer electronics, and social and digital media areas is potentially even greater than for Mattel’s more traditional products. This pace of change means that the window in which a technologically advanced or sophisticated product can achieve and maintain consumer interest may be shorter than traditional toys and games. These products may also present data security and data privacy risks and be subject to certain laws, government policies or regulations not applicable to more traditional products, such as the U.S. Children’s Online Privacy Protection Act of 1998, the EU General Data Protection Regulation, which took effect in May 2018, and related national regulations. For further discussion of these risks, see below risk factor "Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have an adverse effect on its business, financial condition, and results of operations."
Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have an adverse effect on its business, financial condition, and results of operations.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. Mattel uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of Mattel’s consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. Mattel and its business partners and third-party service providers collect, process, store, and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of Mattel’s business partners’ technology and systems, could expose Mattel or its customers to a risk of loss or misuse of such information, which could adversely affect Mattel’s operating results, result in regulatory enforcement, other litigation and potential liability for Mattel, and otherwise harm its business. Mattel’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers. The systems and processes Mattel has developed to protect personal information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider do not provide absolute security, and any failure or inadequacy of such systems or processes could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel has exposure to similar security risks faced by other large companies that have data stored on their information technology systems. To its knowledge, Mattel has not experienced any material breach of its network systems. If Mattel’s or its third-party service providers' systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of which could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, Mattel could experience delays or decreases in product sales and reduced efficiency of its operations. Additionally, any of these types of events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets, or data, which could expose Mattel to potential litigation, regulatory actions, sanctions, or other statutory penalties, any or all of which could adversely affect its business, and cause it to incur significant losses and remediation costs.

As a global company, Mattel is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the EU General Data Protection Regulation, which greatly increases the jurisdictional reach of European Union law and became effective in May 2018, added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. Mattel’s ongoing compliance with the EU General Data Protection Regulation and other privacy and data protection laws, such as the California Consumer Privacy Act, imposes significant costs and challenges that are likely to increase over time.
Mattel’s business depends in large part on the success of its vendors and outsourcers and Mattel’s brands and reputation are subject to harm from actions taken by third parties that are outside Mattel’s control. In addition, any significant failure, inadequacy, or interruption from such vendors or outsourcers could harm Mattel’s ability to effectively operate its business.
As a part of its efforts to cut costs, achieve better efficiencies and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics, and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue affecting the quality of these services or systems, results in risk of damage to Mattel’s reputation and brand value, and potentially adverse effects to Mattel's business, financial condition, and results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers cause delays in product sales and reduce efficiency of Mattel’s operations, and significant capital investments could be required to remediate the problem.
Mattel faces risks related to protecting its proprietary intellectual property and information, and is subject to third-party claims that Mattel is infringing on their intellectual property rights, either of which could adversely affect Mattel's business, financial condition, and results of operations.
The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties, in the U.S. and around the world, as well as its customer, employee, and consumer data. From time to time, third parties have challenged, and may in the future try to challenge, Mattel's ownership of its intellectual property in the U.S. and around the world. In addition, Mattel's business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. The steps Mattel has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the U.S. Mattel at times resorts to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. Mattel's failure to protect its proprietary intellectual property and information, including with respect to any successful challenge to Mattel’s ownership of its intellectual property or significant infringements of its intellectual property, could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel has acquired certain intellectual properties from third parties. Declines in the profitability of these acquired brands may impact Mattel’s ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in net earnings caused by impairment charges could harm Mattel’s results of operations.
Unfavorable resolution of or adverse developments in legal proceedings, other investigations, or regulatory matters could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel periodically receives claims of infringement of intellectual property rights held by other parties. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert management and key personnel from business operations. Findings of infringement on the intellectual property rights of any third party by Mattel, its distributors, its licensors or its manufacturers may require obtaining a license to use those rights, which may not be obtainable on reasonable terms, if at all.
Mattel is, from time to time, involved in litigation or other disputes, investigations, and regulatory matters. An unfavorable resolution of these matters could have an adverse effect on Mattel’s business, financial condition, and results of operations. Regardless of their outcome, these matters may result in substantial costs and expenses, significantly divert the attention of management, or interrupt Mattel’s normal business operations. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, any of these matters.

Mattel is subject to various laws and government policies or regulations in numerous jurisdictions, violation of which could subject it to sanctions.  In addition, changes in such laws or policies or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations that could adversely affect Mattel’s business, financial condition, and results of operations.
Mattel operates in a highly regulated environment in the U.S. and international markets.  U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products, and these laws and regulations can change frequently.  These policies or regulations include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws, and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs (including international trade laws and regulations, export controls, and economic sanctions), and regulations regarding currency and financial matters, anticorruption standards (such as the U.S. Foreign Corrupt Practices Act), environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions.  The steps Mattel takes to comply with these laws and policies or regulations do not ensure that Mattel will be in compliance in the future.  Compliance with these various laws, regulations, and policies imposes significant costs on Mattel’s business, and failure to comply could result in monetary liabilities and other penalties and could lead to negative media attention and consumer dissatisfaction, which could have an adverse effect on Mattel’s business, financial condition, and results of operations.
In addition, changes in laws, policies or regulations may lead to increased costs, changes in Mattel’s effective tax rate, or the interruption of normal business operations, any of which could negatively impact its financial condition and results of operations. Specifically, in December 2017, the Tax Cuts and Jobs Act (the "U.S. Tax Act") was signed into law and significantly revised the Internal Revenue Code of 1986, as amended. This legislation, among other things, contains significant changes to corporate taxation, including the reduction of the corporate income tax rate from 35% to 21% beginning in 2018.  Notwithstanding the reduction in the corporate income tax rate, Mattel is continuing to examine the long-term impact of the U.S. Tax Act. During 2019, the Department of the Treasury issued certain guidance in the form of notices and proposed regulations with respect to several provisions of the U.S. Tax Act. It is anticipated that additional regulations or other guidance may be issued with respect to the U.S. Tax Act in 2020 and subsequent years. As regulations and guidance evolve with respect to the U.S. Tax Act, this could have a material adverse effect on Mattel’s financial performance.  In addition, it is uncertain if, and to what extent, various states will conform to the new tax law and how foreign jurisdictions will react to the new tax law by adopting tax legislation or taking other actions that could adversely affect Mattel's business.
In addition, increases in import and excise duties and/or sales or value added taxes in the jurisdictions in which Mattel operates could affect the affordability of Mattel’s products and, therefore, reduce demand.
From time to time, issues with products lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory or other actions by governmental authorities, which could divert resources, affect business operations, decrease sales, increase costs, and put Mattel at a competitive disadvantage, any of which could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel has at times in the past experienced, and may in the future experience, issues with products that lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. These issues and activities have resulted in increased governmental scrutiny and inquiries, harm to Mattel’s reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Mattel’s ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. For example, the insurance terms we negotiated for the period from February 1, 2020 to December 31, 2021 were less favorable than in the past as a result of past claims, product liability incidents, changes in market conditions, and other factors. These issues and activities can divert development and management resources, adversely affect Mattel’s business operations, decrease sales, increase legal fees and other costs, and put Mattel at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have an adverse effect on Mattel’s business, financial condition, and results of operations.

Mattel’s current and future operating procedures and product requirements may increase costs, adversely affect its relationship with vendors, and make it more difficult for Mattel to produce, purchase, and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.
Mattel’s current operating procedures and product requirements, including testing requirements and standards, have imposed costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, have at times in the past caused, and in the future could cause, further revisions in Mattel’s operating procedures and product requirements. Changes in Mattel’s operating procedures and product requirements can delay delivery of products and increase costs. Mattel’s relationships with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Mattel is not currently dependent on a single supplier or group of suppliers. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability, and labor shortages have caused a substantial contraction in the number of toy manufacturers in China, decreasing the number of potential vendors to manufacture Mattel’s products. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.
The production and sale of private-label toys by Mattel’s retail customers may result in lower purchases of Mattel-branded products by those retail customers.
In recent years, consumer goods companies, including those in the toy business, generally have experienced the phenomenon of retail customers developing their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains and online retailers that are customers of Mattel, including its largest retail customers, Walmart and Target, sell private-label toys designed, manufactured, and branded by the retailers themselves. These toys may be sold at prices lower than comparable toys sold by Mattel and may result in lower purchases of Mattel-branded products by these retailers. In some cases, retailers who sell these private-label toys are larger than Mattel and have substantially more resources than Mattel.
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
Mattel’s business is worldwide in scope, including operations in over 50 countries and territories. Political instability, civil unrest, the deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the U.S. and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status between the U.S. and China or Mexico could result in a substantial increase in the import duty of toys manufactured in these countries and imported into the U.S. There is currently significant uncertainty about the future relationship between the U.S. and China, including with respect to trade policies, tariffs, treaties, and government regulations. The current U.S. presidential administration has called for substantial changes to U.S. foreign trade policy with respect to China, including the possibility of imposing greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Recently, the U.S. has increased tariffs on certain goods imported into the U.S. from China, following which the Chinese government increased tariffs on certain goods imported into China from the U.S., in response to which the U.S. announced plans to impose additional tariffs. There is a risk of further escalation and retaliatory actions between the two countries. In addition, the current administration, certain members of Congress, and federal officials have stated that the U.S. may seek to implement more protective trade measures, not just with respect to China, but with respect to other countries in the Asia Pacific region as well. Any increased trade barriers or restrictions on global trade, especially trade with China, could adversely affect Mattel's business, financial condition, and results of operations.

In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Disruptions in Mattel’s manufacturing operations or supply chain due to political instability, civil unrest, or disease could adversely affect Mattel’s business, financial position, sales, and results of operations.
Mattel owns, operates and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Indonesia, Malaysia, Thailand, Canada, and Mexico. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. Outbreaks of communicable diseases have also been known to occur in certain of these countries. In the past, outbreaks of avian flu have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. More recently, a strain of coronavirus surfaced in Wuhan, Hubei Province, China, resulting in a public health crisis. Disruptions from public health crises such as these result from, among other things, workers contracting diseases, restrictions on factory openings, restrictions on travel, restrictions on shipping, and the closure of critical infrastructure. The design, development, and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract communicable diseases such as these, or if Mattel, Mattel’s third-party manufacturers, or their suppliers are adversely affected by other impacts of such diseases. In addition, the contingency plans Mattel has developed to help mitigate the impact of disruptions in its manufacturing operations, may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.
Earthquakes or other catastrophic events out of Mattel’s control may damage its facilities or those of its contractors and adversely affect Mattel’s business, financial condition, and results of operations.
Mattel has significant operations near major earthquake faults, including its corporate headquarters in El Segundo, California. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire, or other natural or manmade disaster, could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions, or otherwise affect its business negatively, adversely affecting Mattel’s business, financial condition, and results of operations.
Mattel has at times in the past engaged, and may in the future engage in acquisitions, mergers, dispositions, or other strategic transactions, which can affect Mattel's revenues, profit, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.
Mattel regularly considers, and from time to time engages in, discussions and negotiations regarding acquisitions, mergers, or dispositions, or other strategic transactions that could affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to complete these transactions on terms acceptable to Mattel and to potential merger partners. There can also be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. Further, Mattel cannot be certain that key talented individuals at those acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

The level of returns on pension plan assets and the actuarial assumptions used for valuation purposes could affect Mattel’s earnings in future periods. Changes in standards and government regulations could also affect its pension plan expense and funding requirements.
Assumptions used in determining projected benefit obligations and the fair value of plan assets for Mattel’s pension plan are evaluated by Mattel in consultation with outside actuaries. In the event that Mattel determines that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, its future pension benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that Mattel uses may differ from actual results, which could have an impact on its pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by the relevant governmental authorities.
If Mattel’s goodwill becomes impaired, Mattel’s results of operations could be adversely affected.
Mattel tests its goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Declines in profitability of Mattel’s reporting units may impact the fair value of its reporting units, which could result in an impairment of its goodwill, adversely affecting its results of operations. For more information, see Part I, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Goodwill" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 3 to the Consolidated Financial Statements—Goodwill and Other Intangibles."
Mattel’s stock price has been volatile over the past several years and could decline in the future, resulting in losses for Mattel's investors.
All the factors discussed in this section or any other material announcements or events can affect Mattel's stock price. In addition, quarterly fluctuations in Mattel's operating results, changes in investor and analyst perception of Mattel's business risks and conditions of our business, Mattel's ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of Mattel's stock by research analysts, fluctuations in the stock prices of Mattel's peer companies or in stock markets in general, and general economic or political conditions can also cause the price of Mattel's stock to change. A significant drop in the price of Mattel's stock would expose Mattel to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting Mattel's business. There is a purported class action alleging federal securities laws violations currently pending in the Ninth Circuit Court of Appeals following dismissal of the lawsuit by the United States District Court for the Central District of California against Mattel and individual defendants. In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuit. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
Mattel’s restatement of certain of its previously issued financial statements and other related events have and may continue to impose unanticipated costs, affect investor confidence, and cause reputational harm.
Mattel filed an amended Annual Report on Form 10-K for the year ended December 31, 2018 to (1) restate the unaudited quarterly financial data for the three month periods ended September 30, 2017 and ended December 31, 2017 set forth in Note 17 to the Consolidated Financial Statements—Restatement of Quarterly Financial Information (Unaudited) (including restatement related information for the nine months ended September 30, 2017); and (2) restate Management’s Report on Internal Control over Financial Reporting included under Item 8 and the Evaluation of Disclosure Controls and Procedures included under Item 9A. The restated consolidated financial statements and financial information also reflected revisions for other immaterial misstatements. The restatement followed an independent investigation conducted by the Audit Committee of Mattel’s Board of Directors into allegations contained in an anonymous whistleblower letter Mattel was made aware of on August 6, 2019. Mattel has incurred, and may continue to incur, unanticipated costs in connection with or related to the investigation and restatement, as well as litigation and regulatory inquiries resulting therefrom. For example, in December 2019, Mattel received a subpoena from the SEC, seeking documents related to the whistleblower letter and subsequent investigation, and is responding to the SEC’s subpoena. In addition, the investigation, restatement, and related media coverage may negatively affect investor confidence in the accuracy of Mattel’s financial disclosures and cause it reputational harm.

Any material weaknesses in Mattel's internal control over financial reporting which, if not remediated appropriately or timely, could affect Mattel's ability to record, process, and report financial information accurately, impair its ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.
Effective internal controls are necessary for us to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part II, Item 9A “Controls and Procedures,” in Mattel's Annual Report on Form 10-K/A for the year ended December 31, 2018, Mattel determined that there were material weaknesses in its internal control over financial reporting at the time of the preparation of its financial statements for the quarters ending on September 30, 2017, and December 31, 2017. As a result, Mattel concluded that its internal control over financial reporting continued to be ineffective as of December 31, 2018. Mattel has determined that the material weaknesses have been remediated and that its internal control over financial reporting is effective as of December 31, 2019. However, if Mattel is unable to maintain effective internal control over financial reporting or disclosure controls and procedures, its ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect Mattel's reputation, financial condition, and operating results. If Mattel is unable to maintain effective internal control over financial reporting, the material weakness, remediation efforts, and any related litigation or government investigations, or regulatory enforcement actions will require management attention and resources, and the incurrence of unanticipated costs, and could negatively affect investor confidence in Mattel’s financial statements, cause it reputational harm, and raise other risks to its operations. In addition, the costs and other effects of defending litigation or addressing government investigations or regulatory enforcement actions against us are difficult to determine and could adversely affect Mattel's financial condition and operating results.

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
In connection with the anonymous whistleblower letter that was announced in a Form 8-K filed on August 8, 2019, the independent investigation conducted by the Audit Committee of Mattel’s Board of Directors and a separate investigation by Mattel’s outside auditor concluded that certain actions by the lead audit partner of Mattel’s outside auditor were in violation of the SEC’s auditor independence rules. Both the Audit Committee and Mattel’s outside auditor separately concluded, after evaluating the nature and severity of these matters, that Mattel’s outside auditor remains capable of exercising objective and impartial judgment on all issues with respect to pending and relevant past audits. The Audit Committee also determined that Mattel’s outside auditor should remain as Mattel’s independent registered public accounting firm.
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
Mattel maintains leased offices in Arkansas, California, Minnesota, and New York, and leased warehouse and distribution facilities in California, Pennsylvania, and Texas, all of which are used by the North America segment. Mattel has leased retail and related office space in Chicago, Illinois; Los Angeles, California; and New York, New York for its American Girl Place stores, and in over 10 other cities across the United States for its American Girl stores. Internationally, Mattel has offices and/or warehouse space in over 30 countries. The primary locations for facilities leased and used by the International segment are in Canada, China, Hong Kong, India, Mexico, the Netherlands, Germany, Italy, France, and the United Kingdom. Mattel also leases office space and principal manufacturing facilities in China, which support the North America, International, and American Girl segments. Additionally, Mattel leases a facility in Montreal, Canada, consisting of approximately 817,000 square feet, which is used for brand support and manufacturing functions. These facilities in Canada are used by both the North America and International segments.
For leases that are scheduled to expire within the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Leases." Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.

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
Holders of Record
As of February 7, 2020, Mattel had approximately 25,000 holders of record of its common stock.
Recent Sales of Unregistered Securities
During the fourth quarter of 2019, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2019, 2018, and 2017, Mattel did not repurchase any shares of its common stock.
The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2019:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
Period:
October 1 - 31	2,958	$11.94	—	$203,016,273
November 1 - 30	3,375	11.70	—	203,016,273
December 1 - 31	21,870	13.79	—	203,016,273
Total	28,203	$13.35	—	$203,016,273

(a)
The total number of shares purchased includes 28,203 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(b)
Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2019, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2014 and reinvestment of dividends.

	December 31,
	2014	2015	2016	2017	2018	2019
Cumulative Total Return:
Mattel, Inc.	$100.00	$93.43	$99.45	$57.83	$37.56	$50.95
S&P 500	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
S&P 500 Consumer Discretionary	$100.00	$110.11	$116.75	$143.57	$144.74	$185.18

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2019	2018	2017 (b)	2016 (b)	2015 (b)
	(In thousands, except per share and percentage information)
Operating Results:
Net sales	$4,504,571	$4,514,810	$4,881,493	$5,453,150	$5,702,613
Gross profit	1,980,779	1,798,683	1,824,571	2,546,691	2,806,358
% of net sales	44.0%	39.8%	37.4%	46.7%	49.2%
Operating income (loss)	39,240	(234,349)	(335,698)	519,975	542,208
% of net sales	0.9%	(5.2)%	(6.9)%	9.5%	9.5%
(Loss) income before income taxes	(158,288)	(417,103)	(501,245)	402,042	456,527
Provision for income taxes (a)	55,224	116,196	553,334	89,134	91,610
Net (loss) income	$(213,512)	$(533,299)	$(1,054,579)	$312,908	$364,917
Net (Loss) Income Per Common Share—Basic	$(0.62)	$(1.55)	$(3.07)	$0.91	$1.07
Net (Loss) Income Per Common Share—Diluted	$(0.62)	$(1.55)	$(3.07)	$0.91	$1.06
Dividends Declared Per Common Share	$—	$—	$0.91	$1.52	$1.52

		December 31,
	2019	2018 (c)	2017 (c)	2016 (c)	2015 (c)
	(In thousands)
Financial Position:
Total assets	$5,325,226	$5,238,225	$6,228,147	$6,488,381	$6,530,644
Noncurrent liabilities	$3,556,605	$3,321,392	$3,357,245	$2,580,439	$2,256,360
Stockholders’ equity	$491,714	$666,901	$1,257,197	$2,408,267	$2,638,853

(a)
The provision for income taxes in 2017 was negatively impacted by net tax expense of $457.1 million, primarily related to the establishment of a valuation allowance in the third quarter of 2017 on U.S. deferred tax assets that will likely not be realized and a provisional estimate of the impact of the U.S. Tax Act in the fourth quarter of 2017.

(b)
In accordance with Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million, $8.4 million, and $8.7 million of expense, net from other selling and administrative expenses to other non-operating expense, net for the year ended December 31, 2017, 2016, and 2015, respectively.

(c)
Revised to correct for an adjustment related to the overstatement of accrued royalties payable and understatement of retained earnings of $10.1 million as of January 1, 2015 and all subsequent periods presented.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Note that amounts within this Item shown in millions may not foot due to rounding.
Mattel has omitted discussion of 2017 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of Mattel’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2018.
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
Reorganization of Gross Sales by Categories and Brand in 2019
Although there were no changes to Mattel's commercial operations that impacted its operating segments, in the first quarter of 2019, Mattel modified its reporting structure for revenues, as outlined below, and reorganized its regional sales reporting structure within the International segment. Prior period amounts have been reclassified to conform to the current period presentation. Gross sales by categories are presented as follows:
Dolls—including brands such as Barbie, American Girl, Enchantimals, and Polly Pocket.
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, Fireman Sam, and Shimmer and Shine (Nickelodeon).
Vehicles—including brands such as Hot Wheels, Matchbox, and CARS (Disney Pixar).
Action Figures, Building Sets, and Games—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (NBCUniversal), and WWE.

The following table provides a summary of Mattel’s consolidated gross sales by categories, along with supplemental information by brand for the years ended December 31, 2018 and 2017, based on Mattel's current reporting structure for revenues:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2018	December 31, 2017
	(In millions, except percentage information)
Revenues by Categories
Dolls	$1,730.9	$1,725.9	—%	-1%
Infant, Toddler, and Preschool	1,417.8	1,677.2	-15%	—%
Vehicles	1,065.5	1,242.8	-14%	-1%
Action Figures, Building Sets, and Games	861.3	868.2	-1%	-1%
Gross Sales	$5,075.5	$5,514.1	-8%	-1%
Sales Adjustments	(560.7)	(632.6)
Net Sales	$4,514.8	$4,881.5	-8%	-1%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$1,089.0	$954.9	14%	-1%
Hot Wheels	834.1	777.3	7%	-2%
Fisher-Price and Thomas & Friends	1,185.7	1,370.5	-13%	—%
Other	1,966.8	2,411.3	-18%	—%
Gross Sales	$5,075.5	$5,514.1	-8%	-1%
The following table provides a summary of Mattel's consolidated gross sales by brand results for the years ended December 31, 2018 and 2017, as presented in Mattel's Annual Report on Form 10-K/A for the year ended December 31, 2018:

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

Results of Operations
2019 Compared to 2018
Consolidated Results
Net sales for 2019 were $4.50 billion, as compared to $4.51 billion in 2018. Net loss for 2019 was $213.5 million, or $0.62 loss per share, as compared to a net loss of $533.3 million, or $1.55 loss per share, in 2018, primarily due to higher gross profit and lower selling and administrative expenses.  Net loss for 2019 included the impact of approximately $38 million related to the inclined sleeper product recalls, of which approximately $6 million was a reduction to net sales, approximately $22 million was included in cost of sales, and approximately $10 million was included in other selling and administrative expenses. Net loss for 2018 includes a sales reversal of approximately $30 million and bad debt expense, net of approximately $32 million as a result of the Toys "R" Us liquidation.
The following table provides a summary of Mattel’s consolidated results for 2019 and 2018:

	For the Year Ended				Year/Year Change
	December 31, 2019		December 31, 2018
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$4,504.6	100.0%	$4,514.8	100.0%	—%	—
Gross profit	$1,980.8	44.0%	$1,798.7	39.8%	10%	420
Advertising and promotion expenses	551.5	12.2%	524.3	11.6%	5%	60
Other selling and administrative expenses	1,390.0	30.9%	1,508.7	33.4%	-8%	(250)
Operating income (loss)	39.2	0.9%	(234.3)	-5.2%	n/m	n/m
Interest expense	201.0	4.5%	181.9	4.0%	11%	50
Interest (income)	(6.2)	-0.1%	(6.5)	-0.1%	-5%	—
Other non-operating expense, net	2.6		7.3
Loss before income taxes	$(158.3)	-3.5%	$(417.1)	-9.2%	-62%	570
Provision for income taxes	$55.2	1.2%	$116.2	2.6%	-52%	(140)
Net loss	$(213.5)	-4.7%	$(533.3)	-11.8%	-60%	710
n/m - Not Meaningful

Sales
Net sales for 2019 were $4.50 billion as compared to $4.51 billion in 2018.
The following table provides a summary of Mattel’s consolidated gross sales by categories, along with supplemental information by brand for 2019 and 2018:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2019	December 31, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$1,724.0	$1,730.9	—%	-2%
Infant, Toddler, and Preschool	1,257.6	1,417.8	-11%	-1%
Vehicles	1,101.3	1,065.5	3%	-3%
Action Figures, Building Sets, and Games	981.6	861.3	14%	-1%
Gross Sales	$5,064.6	$5,075.5	—%	-2%
Sales Adjustments	(560.0)	(560.7)
Net Sales	$4,504.6	$4,514.8	—%	-1%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$1,159.8	$1,089.0	7%	-2%
Hot Wheels	925.9	834.1	11%	-3%
Fisher-Price and Thomas & Friends	1,131.8	1,185.7	-5%	-2%
Other	1,847.2	1,966.8	-6%	-1%
Gross Sales	$5,064.6	$5,075.5	—%	-2%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales were $5.06 billion in 2019, as compared to $5.08 billion in 2018, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Gross sales in 2018 included the Toys "R" Us sales reversal of approximately $30 million. The decrease in gross sales was primarily due to lower sales of Infant, Toddler, and Preschool, substantially offset by higher sales of Action Figures, Building Sets, and Games.
Gross sales of Dolls remained flat year-over-year, with declines of American Girl products, primarily driven by lower sales in proprietary retail and direct channels, substantially offset by higher sales of Barbie products, primarily driven by strong brand POS momentum in concert with Barbie’s 60th anniversary.
Of the 11% decrease in Infant, Toddler, and Preschool gross sales, 5% was due to lower sales of Fisher-Price Friends products, primarily driven by the rationalization of licensing partnerships, and 4% was due to lower sales of Fisher-Price and Thomas & Friends products.
Of the 3% increase in Vehicles gross sales, 8% was due to higher sales of Hot Wheels products, primarily due to higher sales of diecast cars, and tracks and playsets products, partially offset by lower sales of CARS products of 3% and lower sales of Jurassic World products of 1% following their movie launches in prior years.
Of the 14% increase in Action Figures, Building Sets, and Games gross sales, 22% was due to initial sales of Toy Story 4 products coinciding with its 2019 theatrical release, partially offset by lower sales of Jurassic World products of 8% following the movie launch in the prior year.

Cost of Sales
Cost of sales as a percentage of net sales was 56.0% in 2019, as compared to 60.2% in 2018. Cost of sales in 2019 included the impact of approximately $22 million related to the inclined sleeper product recalls. Cost of sales decreased by $192.3 million, or 7%, to $2.52 billion in 2019 from $2.72 billion in 2018, as compared to flat net sales. Within cost of sales, product and other costs decreased by $149.8 million, or 7%, to $2.00 billion in 2019 from $2.15 billion in 2018; freight and logistics expenses decreased by $38.8 million, or 11%, to $305.4 million in 2019 from $344.2 million in 2018; and royalty expense decreased by $3.7 million, or 2%, to $220.2 million in 2019 from $224.0 million in 2018.
Gross Margin
Gross margin increased to 44.0% in 2019 from 39.8% in 2018. Gross margin in 2019 included the impact of approximately $28 million related to the inclined sleeper product recalls. The increase in gross margin was primarily driven by incremental Structural Simplification savings, partially offset by input cost inflation due to higher plant labor costs.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 12.2% in 2019 from 11.6% in 2018, primarily driven by strategic advertising investments in the fourth quarter.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.39 billion, or 30.9% of net sales, in 2019, as compared to $1.51 billion, or 33.4% of net sales, in 2018. The decrease in other selling and administrative expenses was primarily driven by incremental Structural Simplification savings, lower severance and other restructuring charges, and a benefit from the absence of the 2018 Toys "R" Us bad debt expense of approximately $32 million. This was partially offset by higher incentive compensation expense due to improved business performance, a $25.9 million impairment charge related to certain American Girl retail store assets, as a result of lower fourth quarter sales in certain retail stores, and the impact of the inclined sleeper product recalls of approximately $10 million.
Interest Expense
Interest expense was $201.0 million in 2019, as compared to $181.9 million in 2018. The increase in interest expense was primarily due to debt extinguishment costs of $9.2 million associated with the early redemption of the 2010 Senior Notes due October 1, 2020 and the 2016 Senior Notes due August 12, 2021, and higher interest rates associated with the 2019 Senior Notes.
Provision for Income Taxes
Mattel’s provision for income taxes was $55.2 million in 2019, as compared to $116.2 million in 2018. The 2019 income tax provision included a $13.4 million tax benefit related to the release of valuation allowances in certain foreign tax jurisdictions, and a $16.9 million tax benefit related to reassessments of prior year’s tax liabilities based on the status of audits and settlements in various jurisdictions. The 2018 income tax provision included a $14.6 million expense related to changes to its indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change).

Segment Results
North America Segment
Net sales for the North America segment were $2.28 billion in 2019, an increase of $3.0 million as compared to $2.27 billion in 2018.
The following table provides a summary of Mattel’s gross sales for the North America segment by categories, along with supplemental information by brand, for 2019 and 2018:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2019	December 31, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$636.2	$624.7	2%	—%
Infant, Toddler, and Preschool	730.3	808.2	-10%	—%
Vehicles	510.8	488.6	5%	—%
Action Figures, Building Sets, and Games	555.0	500.6	11%	—%
Gross Sales	$2,432.3	$2,422.1	—%	-1%
Sales Adjustments	(156.5)	(149.3)
Net Sales	$2,275.8	$2,272.8	—%	—%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$558.3	$535.7	4%	—%
Hot Wheels	419.0	380.2	10%	—%
Fisher-Price and Thomas & Friends	650.7	665.9	-2%	—%
Other	804.2	840.3	-4%	—%
Gross Sales	$2,432.3	$2,422.1	—%	-1%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the North America segment were $2.43 billion in 2019, an increase of $10.2 million, as compared to $2.42 billion in 2018, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Gross sales in 2018 included the Toys "R" Us sales reversal of approximately $27 million. The increase in the North America segment gross sales was primarily due to higher sales of Action Figures, Building Sets, and Games, as well as Vehicles, and Dolls, substantially offset by lower sales of Infant, Toddler, and Preschool.
Of the 2% increase in Dolls gross sales, 4% was due to higher sales of Barbie products, partially offset by lower sales of Enchantimals products of 2%.
Of the 10% decrease in Infant, Toddler, and Preschool gross sales, 5% was due to lower sales of Fisher-Price Friends products, primarily driven by the rationalization of licensing partnerships, 2% was due to lower sales of Power Wheels products, and 2% was due to lower sales of Fisher-Price and Thomas & Friends products.
Of the 5% increase in Vehicles gross sales, 9% was due to higher sales of Hot Wheels products, primarily due to higher sales of diecast cars, and tracks and playsets products, partially offset by lower sales of Jurassic World products of 2% and lower sales of CARS products of 2% following their movie launches in prior years.
Of the 11% increase in Action Figures, Building Sets, and Games gross sales, 20% was due to initial sales of Toy Story 4 products coinciding with its 2019 theatrical release and 4% was due to higher sales of MEGA products, partially offset by lower sales of Jurassic World products of 10% following the movie launch in the prior year.

Cost of sales decreased 7% in 2019, as compared to flat net sales, primarily due to lower product and other costs and lower freight and logistics expense. Cost of sales in 2019 included the impact of approximately $21 million related to the inclined sleeper product recalls. Gross margin in 2019 increased primarily due to incremental Structural Simplification savings and a benefit from the absence of the first quarter of 2018 Toys "R" Us sales reversal of approximately $27 million, partially offset by input cost inflation due to higher plant labor costs and the impact of the inclined sleeper product recalls of approximately $26 million.
North America segment income was $357.0 million in 2019, as compared to segment income of $220.8 million in 2018, primarily due to higher gross profit and lower other selling and administrative expenses, partially offset by higher advertising and promotion expenses. North America segment income for 2019 included the impact of the inclined sleeper product recalls of approximately $32 million. North America segment income for 2018 included the net sales reversal and bad debt expense, net attributable to the Toy "R" Us liquidation of approximately $48 million.
International Segment
Net sales for the International segment were $1.97 billion in 2019, an increase of $57.0 million as compared to $1.92 billion in 2018.
The following table provides a summary of Mattel’s gross sales for the International segment by categories, along with supplemental brand information, for 2019 and 2018:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2019	December 31, 2018
	(In millions, except percentage information)
Revenues by Categories (a)
Dolls	$819.4	$765.6	7%	-5%
Infant, Toddler, and Preschool	527.3	609.6	-13%	-3%
Vehicles	590.5	576.9	2%	-5%
Action Figures, Building Sets, and Games	426.5	360.2	18%	-4%
Gross Sales	$2,363.8	$2,312.2	2%	-4%
Sales Adjustments	(391.6)	(397.1)
Net Sales	$1,972.2	$1,915.2	3%	-4%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$601.4	$553.2	9%	-5%
Hot Wheels	506.9	453.9	12%	-5%
Fisher-Price and Thomas & Friends	481.0	519.8	-7%	-3%
Other	774.5	785.4	-1%	-3%
Gross Sales	$2,363.8	$2,312.2	2%	-4%
__________________________________________
(a) Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
Gross sales for the International segment were $2.36 billion in 2019, an increase of $51.6 million, or 2%, as compared to $2.31 billion in 2018, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. The increase in the International segment gross sales was primarily due to higher sales of Action Figures, Building Sets, and Games, as well as Dolls, and Vehicles, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 7% increase in Dolls gross sales, 6% was due to higher sales of Barbie products, primarily driven by strong brand POS momentum in concert with Barbie’s 60th anniversary, and 2% was due to higher sales of Polly Pocket products.
Of the 13% decrease in Infant, Toddler, and Preschool gross sales, 6% was due to lower sales of Fisher-Price and Thomas & Friends products and 5% was due to lower sales of Fisher-Price Friends products.

Of the 2% increase in Vehicles gross sales, 8% was due to higher sales of Hot Wheels products, partially offset by lower sales of CARS products of 4% and lower sales of Jurassic World products of 1% following their movie launches in prior years.
Of the 18% increase in Action Figures, Building Sets, and Games gross sales, 23% was due to initial sales of Toy Story 4 products coinciding with its 2019 theatrical release, partially offset by lower sales of Jurassic World products of 5% following the movie launch in the prior year.
Cost of sales decreased 5% in 2019, as compared to a 3% increase in net sales, primarily due to lower product and other costs. Gross margin in 2019 increased primarily due to incremental Structural Simplification savings and price increases, partially offset by input cost inflation due to higher plant labor costs.
International segment income was $166.9 million in 2019, as compared to a segment income of $13.9 million in 2018, primarily due to higher gross profit and lower other selling and administrative expenses.
American Girl Segment
Net sales for the American Girl segment were $256.6 million in 2019, a decrease of $70.2 million as compared to $326.8 million in 2018.
The following table provides a summary of Mattel’s gross sales for the American Girl segment for 2019 and 2018:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2019	December 31, 2018
	(In millions, except percentage information)
American Girl Segment:
Total Gross Sales	$268.5	$341.2	-21%	—%
Sales Adjustments	(11.9)	(14.4)
Total Net Sales	$256.6	$326.8	-21%	—%
Gross sales for the American Girl segment were $268.5 million in 2019, a decrease of $72.7 million, or 21%, as compared to $341.2 million in 2018. The decrease in American Girl gross sales was primarily due to lower sales in proprietary retail and direct channels.
Cost of sales decreased 23% in 2019, as compared to a 21% decrease in net sales, primarily due to lower product and other costs. Gross margin in 2019 increased primarily due to incremental Structural Simplification savings, lower obsolescence expense, favorable product mix, partially offset by higher freight and logistics expense, the unfavorable impact of fixed cost absorption due to lower sales, and input cost inflation due to higher plant labor costs.
American Girl segment loss was $58.8 million in 2019, as compared to segment loss of $17.7 million in 2018, driven primarily by lower net sales and a $25.9 million impairment charge related to certain American Girl retail store assets, as a result of lower fourth quarter sales in certain retail stores.
Cost Savings Programs
Structural Simplification Cost Savings Program
During the third quarter of 2017, Mattel initiated its Structural Simplification cost savings program. As of December 31, 2019, Mattel successfully completed its Structural Simplification cost savings program and achieved $875 million of run-rate savings, exceeding the program's target of $650 million.
The major initiatives of the Structural Simplification cost savings program included:

•	Reducing manufacturing complexity, including SKU reduction, and implementing process improvement initiatives at owned and co-manufacturing facilities;

•	Streamlining the organizational structure and reducing headcount expense to better align with the revenue base; and

•	Optimizing advertising spend.

Mattel realized cost savings (before severance, investments, and cost inflation) of approximately $366 million (approximately $219 million within gross profit, approximately $123 million within other selling and administrative expenses, and approximately $24 million within advertising and promotion expenses) during the year ended December 31, 2019 in connection with the program.
Mattel recorded severance and other restructuring charges of $21.5 million during the year ended December 31, 2019 in connection with the program. Of the total charges recorded during the year ended December 31, 2019, $11.7 million relate to severance charges and $9.8 million relate to other restructuring costs, which consisted primarily of consulting fees and other termination costs. Mattel recorded severance and other restructuring charges of $109.8 million during the year ended December 31, 2018. Of the total charges recorded during the year ended December 31, 2018, $62.9 million relate to severance charges and $47.0 million relate to other restructuring costs. Of the $47.0 million of other restructuring costs, $5.7 million relate to non-cash plant restructuring charges, and the remainder consists primarily of consulting fees. Mattel has recorded cumulative severance and other restructuring charges of $176.5 million in connection with the program.
Capital Light Program
During the first quarter of 2019, Mattel announced the commencement of its Capital Light program to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. In conjunction with the Capital Light program, Mattel discontinued production in 2019 at certain plants located in China, Indonesia, and Mexico. In addition to the discontinued production at the three plants, Mattel announced that it will discontinue production in 2020 at its plant located in Canada. Mattel recorded severance and other restructuring charges of $37.6 million during the year ended December 31, 2019 in connection with the program. Of the total charges recorded during the year ended December 31, 2019, $19.0 million was recorded within other selling and administrative expenses which is included in Corporate and Other expense and of the $18.6 million recorded within cost of sales in the consolidated statements of operations, $10.4 million, $8.0 million and $0.2 million are included in North America, International, and American Girl segments, respectively, which is presented within segment income (loss) in "Note 13 to the Consolidated Financial Statements—Segment Information."
To date, Mattel has recorded cumulative severance and other restructuring charges of $37.6 million, including non-cash charges of approximately $11 million, in connection with the program and currently expects to incur total severance and restructuring charges, excluding non-cash charges, of approximately $35 million. Mattel is currently evaluating other cost saving measures, including the optimization of owned and operated manufacturing facilities and the geographical footprint of co-manufacturing facilities, which may result in incremental cost savings. Mattel expects to realize cumulative run-rate cost savings of approximately $65 million in 2020, and $72 million by 2021 related to the Capital Light program actions taken to date.
Mattel realized cost savings (before severance, restructuring costs, and cost inflation) of approximately $15 million, primarily within gross profit, during the year ended December 31, 2019 in connection with the program.
Income Taxes
Mattel’s provision for income taxes was $55.2 million in 2019, as compared to $116.2 million in 2018. The 2019 income tax provision included a $13.4 million tax benefit related to the release of valuation allowances in certain foreign tax jurisdictions, and a $16.9 million tax benefit related to reassessments of prior year’s tax liabilities based on the status of audits and settlements in various jurisdictions. The 2018 income tax provision included a $14.6 million expense related to changes to Mattel's indefinite reinvestment assertion and a $3.7 million expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change).
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

Of Mattel’s $630.0 million in cash and equivalents as of December 31, 2019, approximately $338 million was held by foreign subsidiaries. Mattel has several liquidity options to fund its operations and obligations; such obligations may include investing and financing activities such as debt service, dividends, and share repurchases. Cash flows generated by its worldwide operations, the senior secured revolving credit facilities, alternative forms of financing, and access to capital markets are available to fund Mattel's operations and obligations.
The U.S. Tax Act, enacted on December 22, 2017, provides Mattel with a reduced cost to access the earnings of its foreign subsidiaries. As such, Mattel has evaluated its intentions related to its indefinite reinvestment assertion and has recorded a $11.9 million tax charge related to approximately $505 million of foreign earnings that will not be indefinitely reinvested.
With the passage of the U.S. Tax Act, repatriations of foreign cash generally will not be taxable for U.S. federal income tax, but may be subject to state income tax and/or foreign withholding tax, in addition to any local country distribution requirements.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates. Mattel continues to actively manage its capital structure and believes that it has sufficient liquidity to run its business.
Subject to market conditions, Mattel intends to utilize its senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of December 31, 2019, there were no amounts outstanding under the senior secured revolving credit facilities. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment. As a result of the Toys "R" Us liquidation in the first quarter of 2018, Mattel reversed net sales that occurred during the first quarter of 2018 and related accounts receivable of approximately $30 million. In addition, for the year ended December 31, 2018, Mattel recorded bad debt expense, net of approximately $32 million, related to outstanding Toys "R" Us receivables at the time of liquidation.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Operating Activities
Cash flows provided by operating activities were $181.0 million during 2019, as compared to cash used for operating activities of $27.3 million during 2018. The change in cash flows provided by (used for) operating activities in 2019 from 2018 was primarily driven by a lower net loss, excluding the impact of non-cash charges.
Investing Activities
Cash flows used for investing activities were $114.2 million during 2019, as compared to $160.8 million during 2018. The change in cash flows used for investing activities in 2019 from 2018 was primarily driven by lower capital spending and lower payments for foreign currency forward exchange contracts.

Financing Activities
Cash flows used for financing activities were $33.1 million during 2019, as compared to $285.2 million during 2018. The change in cash flows from financing activities in 2019 from 2018 was primarily driven by repayments of long-term borrowings, net of $278 million in 2018.
During 2019 and 2018, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2019, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2019 and 2018, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Rating
In 2019, Fitch maintained Mattel's long-term credit rating of B- and changed its outlook from negative to positive. In 2019, Moody's maintained Mattel's long-term credit rating of B1, with a stable outlook. In 2019, Standard & Poor's maintained Mattel's long-term credit rating of BB-, with a negative outlook.
Financial Position
Mattel’s cash and equivalents increased $35.5 million to $630.0 million at December 31, 2019, as compared to $594.5 million at December 31, 2018. The increase was primarily due to cash provided by operating activities, partially offset by capital expenditures and debt issuance costs related to refinancing of senior notes.
Accounts receivable decreased $33.7 million to $936.4 million at December 31, 2019, as compared to $970.1 million at December 31, 2018. The decrease in accounts receivable was primarily due to lower fourth quarter sales. Inventory decreased $47.4 million to $495.5 million at December 31, 2019, as compared to $542.9 million at December 31, 2018. The decrease in inventory was primarily due to tighter inventory control and better demand management, and lower product costs as a result of Structural Simplification cost savings.
Accounts payable and accrued liabilities remained flat at $1.23 billion at December 31, 2019 and 2018. The change in accounts payable and accrued liabilities was due to the establishment of short term lease liabilities in 2019 upon adoption of the new lease standard offset by lower accounts payable as a result of timing of payments.
As of December 31, 2019 and 2018, Mattel had $0 and $4.2 million, respectively, of short-term borrowings outstanding.

A summary of Mattel’s capitalization is as follows:

	December 31, 2019		December 31, 2018
	(In millions, except percentage information)
Cash and equivalents	$630.0		$594.5

Short-term borrowings	—		4.2
2010 Senior Notes due October 2020 and October 2040	250.0		500.0
2011 Senior Notes due November 2041	300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0
2016 Senior Notes due August 2021	—		350.0
2017/2018 Senior Notes due December 2025	1,500.0		1,500.0
2019 Senior Notes due December 2027	600.0		—
Debt issuance costs and debt discount	(53.2)		(48.3)
Total debt	2,846.8	85%	2,855.9	81%
Stockholders’ equity	491.7	15	666.9	19
Total capitalization (debt plus equity)	$3,338.5	100%	$3,522.8	100%
Total long-term debt remained flat at $2.8 billion at December 31, 2019. Mattel used the proceeds from the issuance of $600.0 million aggregate principal amount of 5.875% senior unsecured notes due December 15, 2027 ("2019 Senior Notes") to redeem and retire its $250.0 million of 2010 Senior Notes due October 2020 and $350.0 million of 2016 Senior Notes due August 2021.
Stockholders’ equity decreased $175.2 million to $491.7 million at December 31, 2019, as compared to $666.9 million at December 31, 2018, primarily due to the net loss for the year.
Off-Balance Sheet Arrangements
Mattel is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations in which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $57 million as of December 31, 2019.
Commitments
In the normal course of business, Mattel enters into debt agreements, and contractual arrangements to obtain and protect Mattel’s right to create and market certain products and for future purchases of goods and services to ensure availability and timely delivery. These arrangements include commitments for royalty payments pursuant to licensing agreements, which routinely contain provisions for guarantees or minimum expenditures during the terms of the contracts, and future inventory and service purchases. Mattel also has defined benefit and postretirement benefit plans, which require future cash contributions and benefit payments. Additionally, Mattel routinely enters into noncancelable lease agreements for premises and equipment used, which contain minimum rental payments.

The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2020	2021	2022	2023	2024	Thereafter
	(In millions)
Long-term debt	$2,900.0	$—	$—	$—	$250.0	$—	$2,650.0
Interest on long-term debt	1,591.9	176.2	176.2	176.2	170.0	168.4	724.9
Leases	450.3	96.6	84.3	63.9	46.7	32.7	126.0
Minimum guarantees under licensing and similar agreements	184.3	85.4	53.7	42.9	1.5	0.8	—
Defined benefit and postretirement benefit plans	373.3	38.4	38.2	40.3	39.2	39.6	177.7
Purchases of inventory, services, and other	341.9	249.6	54.4	37.9	—	—	—
Total	$5,841.7	$646.2	$406.8	$361.3	$507.4	$241.4	$3,678.6
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
Effects of Inflation
Inflation rates in the U.S. and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2019 or 2018. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.
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
A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2019, Mattel’s two largest customers, Walmart and Target, in the aggregate, accounted for approximately 32% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 49% of net sales. As of December 31, 2019, Mattel’s two largest customers accounted for approximately 31% of net accounts receivable, and its ten largest customers accounted for approximately 50% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.
Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Credit limits and payment terms are established based on the underlying criteria that collectibility must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability, and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed, if necessary, based on the customers’ financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses prior to shipping to those customers on credit. Customers’ terms and credit limits are adjusted or revoked, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
The following table summarizes Mattel’s allowance for doubtful accounts:

	December 31, 2019	December 31, 2018
	(In millions, except percentage information)
Allowance for doubtful accounts	$18.5	$22.0
As a percentage of total accounts receivable	1.9%	2.2%
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

Mattel believes that its allowance for doubtful accounts at December 31, 2019 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience liquidity problems, the allowance for doubtful accounts may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.
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

The following table summarizes Mattel’s obsolescence reserve:

	December 31, 2019	December 31, 2018
	(In millions, except percentage information)
Allowance for obsolescence	$43.6	$47.2
As a percentage of total inventory	8.1%	8.2%
Management believes that its allowance for obsolescence at December 31, 2019 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.
Goodwill
Mattel tests goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimates related to the fair value estimates of its goodwill are "critical accounting estimates" because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income, goodwill, and other intangible assets.
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
When the quantitative goodwill impairment test is necessary, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s carrying value. In the third quarter of 2017, Mattel early adopted ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to the excess, limited by the amount of goodwill in that reporting unit.
When performing the quantitative goodwill impairment test, Mattel utilizes the fair value based upon both the discounted cash flows that the business can be expected to generate in the future (the "Income Approach") and the market approach. The Income Approach valuation method requires Mattel to make projections of revenue, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted-average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates would impact the estimated fair value, which could significantly change the amount of any impairment ultimately recorded. The market approach utilizes earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions. The market approach is utilized for the North America and International Reporting Units.
In the third quarter of 2019, Mattel performed its annual impairment test and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value.
Based upon the results of the annual impairment test, the fair value of the North America reporting unit was substantially in excess of its carrying value. The estimated fair value of the American Girl and International reporting units had more than 25% excess fair value over its carrying value.
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
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. Sales adjustments for such programs totaled $560.0 million and $560.7 million during 2019 and 2018, respectively.
The above-described programs primarily involve fixed amounts or percentages of sales to customers. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments (i.e., discretionary sales adjustments) require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs as of December 31, 2019 are adequate and proper.
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
At the end of each fiscal year, Mattel determines the weighted-average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2019, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 3.0%, as compared to 4.1% as of December 31, 2018. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, the decrease in the discount rate from 4.1% to 3.0% would result in a decrease in benefit plan expense during 2020 of $0.6 million.
As a result of the curtailment of Mattel's domestic defined benefit pension plans, the rate of future compensation increase was not applicable for the 2019 and 2018 benefit obligation and net periodic pension cost calculations.

The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return used in determining plan expense for its domestic defined benefit pension plans was 6.0% in 2019 and 2018. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an increase in benefit plan expense during 2020 of $3.0 million.
The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 7.0% in 2019 to 4.5% in 2025, with rates assumed to stabilize in 2025 and thereafter, were used in determining plan expense for 2019. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2019, Mattel maintained the health care cost trend rates for its other postretirement benefit plan obligation at 7.0% for participants younger than age 65, and 6.8% for participants age 65 and older. For all participants, the cost trend rates are estimated to reduce to 4.5% by 2026, with rates assumed to stabilize in 2026. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would result in a minimal increase in benefit plan expense during 2020.
A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would result in a minimal impact to the postretirement benefit obligation as of December 31, 2019 and the service and interest cost recognized for 2019.
Share-Based Payments
Mattel recognizes the cost of service-based employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures. Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. With the exception of certain market-based options granted in 2018, which are valued using a Monte Carlo valuation methodology, Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting. Management believes that these assumptions are "critical accounting estimates" because significant changes in the assumptions used to develop the estimates could materially affect key financial measures, including net income.
There were no market-based options granted during 2019. The weighted-average grant-date fair value of market-based options granted during 2018 valued using a Monte Carlo valuation methodology was $4.21. The weighted-average grant-date fair value of options granted during 2019 and 2018, valued using the Black-Scholes valuation model was $5.09 and $5.46, respectively. The following weighted-average assumptions were used in determining the fair value of options granted:

	2019	2018
Expected life (in years)	5.5	5.1
Risk-free interest rate	1.7%	2.8%
Volatility factor	38.1%	33.6%
Dividend yield	—%	—%

The following tables summarize the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	1	8.4%
Risk-free interest rate	1%	4.8%
Volatility factor	1%	2.1%
Dividend yield	1%	(10.0)%

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	(1)	(9.5)%
Risk-free interest rate	(1)%	(4.9)%
Volatility factor	(1)%	(2.2)%
Dividend yield	(1)%	10.8%
Mattel recognized compensation expense of $11.3 million and $8.4 million for stock options during 2019 and 2018, respectively, which is included within other selling and administrative expenses. Compensation expense recognized related to grants of restricted stock units ("RSUs"), including performance-based restricted stock units ("Performance RSUs"), was $44.6 million and $40.5 million in 2019 and 2018, respectively, and is also included within other selling and administrative expenses. As of December 31, 2019, total unrecognized compensation cost related to unvested share-based payments totaled $81.4 million and is expected to be recognized over a weighted-average period of 1.9 years.
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

A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Year Ended			2019 vs 2018		2018 vs 2017
	December 31, 2019	December 31, 2018	December 31, 2017	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$4,504.6	$4,514.8	$4,881.5	—%	-1%	-8%	-1%
Sales adjustments	560.0	560.7	632.6
Gross sales	$5,064.6	$5,075.5	$5,514.1	—%	-2%	-8%	-1%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Year Ended			2019 vs 2018		2018 vs 2017
	December 31, 2019	December 31, 2018	December 31, 2017	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$2,275.8	$2,272.8	$2,373.9	—%	—%	-4%	—%
Sales adjustments	156.5	149.3	162.8
Gross sales	$2,432.3	$2,422.1	$2,536.7	—%	-1%	-5%	-1%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Year Ended			2019 vs 2018		2018 vs 2017
	December 31, 2019	December 31, 2018	December 31, 2017	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$1,972.2	$1,915.2	$2,060.4	3%	-4%	-7%	-2%
Sales adjustments	391.6	397.1	443.1
Gross sales	$2,363.8	$2,312.2	$2,503.5	2%	-4%	-8%	-2%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Year Ended			2019 vs 2018		2018 vs 2017
	December 31, 2019	December 31, 2018	December 31, 2017	% Change as Reported	Currency Exchange Rate Impact	% Change as Reported	Currency Exchange Rate Impact
	(In millions, except percentage information)
Net sales	$256.6	$326.8	$447.2	-21%	—%	-27%	—%
Sales adjustments	11.9	14.4	26.7
Gross sales	$268.5	$341.2	$473.9	-21%	—%	-28%	—%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Russian ruble, Brazilian real, and Australian dollar were the primary transactions that caused foreign currency transaction exposure for Mattel in 2019. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating (loss) income or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2019 were related to its net investments in entities having functional currencies denominated in the Euro, British pound sterling, Russian ruble, and Mexican peso.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.5% and its full year loss per share by approximately $0.00 to $0.01.
Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2019 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with an Indonesian rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted Average Contract Rate	Fair Value	Contract Amount	Weighted Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar (a)	$—	—	$—	$41,031	0.70	$(14)
British pound sterling (a)	53,368	1.30	1,089	—	—	—
Canadian dollar (a)	6,106	0.76	55	44,693	0.76	(571)
Chinese renminbi	—	—	—	—	—	—
Czech koruna	4,719	22.90	56	—	—	—
Danish krone	2,722	6.72	27	—	—	—
Euro (a)	109,316	1.11	1,096	226,635	1.18	9,987
Hungarian forint	5,546	297.61	63	—	—	—
Indonesian rupiah	8,548	14,769.30	497	—	—	—
Japanese yen	5,782	109.49	52	277	109.53	(2)
Mexican peso	28,546	18.97	67	8,865	19.32	(139)
New Zealand dollar (a)	8,154	0.67	102	—	—	—
Polish zloty	22,358	3.83	271	—	—	—
Russian ruble	61,487	62.30	456	—	—	—
Singapore dollar	11,652	1.35	94	—	—	—
South African rand	—	—	—	7,033	14.14	(24)
Swiss franc	22,187	0.98	356	—	—	—
Turkish lira	—	—	—	6,474	5.96	16
	$350,491		$4,281	$335,008		$9,253

(a)	The weighted-average contract rate for these contracts is quoted in U.S. dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2019. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2019. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2019, these contracts had a contract amount of $56.5 million and a fair value of $(1.8 million).
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its loss before income taxes would have increased by approximately $20 million in 2019 and decreased by approximately $32 million in 2018.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the EU ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the EU began in March 2017. On January 29, 2020, the British Parliament approved a withdrawal agreement, and the United Kingdom ("U.K.") officially withdrew from the EU on January 31, 2020 and entered into the transition period. During the transition period, the U.K. will continue to be treated as a member of the single market and customs union and the EU has requested that states with EU trade agreements treat the U.K. as a member state until the end of transition. The transition period is through December 2020, with an option to extend an additional one to two years, to allow for businesses and individuals to adjust to its changes, during which all EU regulations will continue to apply to the U.K.

In the short-term, volatility in the British pound sterling could continue as the U.K. negotiates a new trade deal with the EU. In the longer term, any impact from Brexit on Mattel's U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's U.K. operations represented approximately 5% of Mattel's consolidated net sales for the year ended December 31, 2019.
Argentina Operations
Effective July 1, 2018, Mattel accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, Mattel's Argentina subsidiary has designated the U.S. dollar as its functional currency. Mattel’s Argentina subsidiary represented less than 1% of Mattel's consolidated net sales for the years ended December 31, 2019 and 2018.

Item 8.	Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Ynon Kreiz, its principal executive officer, and Joseph J. Euteneuer, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Mattel, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2019 appearing after the signature and power of attorney pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Test- American Girl Reporting Unit
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.4 billion as of December 31, 2019, and the goodwill associated with the American Girl reporting unit was $207.6 million. Management tests goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. As disclosed by management, the fair value of the American Girl reporting unit is estimated based upon the discounted cash flows that the reporting unit is expected to generate in the future (the "income approach"). The income approach includes various projections such as expected sales growth, gross margin, operating costs, working capital investment, and discount rate for the American Girl reporting unit.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the American Girl reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the American Girl reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to management’s fair value estimate and significant assumptions, including projections of expected sales growth rate, gross margin and operating costs, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the American Girl reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness, accuracy, and relevance of underlying data used in the model, and (iv) evaluating the significant assumptions used by management, including the projections of expected sales growth rate, gross margin and operating costs, and the discount rate. Evaluating management’s assumptions related to projections of expected sales growth rate, gross margin and operating costs involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the American Girl reporting unit and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the model and certain significant assumptions, including the discount rate.
Sales Adjustments Accrual - Discretionary Component
As described in Note 1 to the consolidated financial statements, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns or defective merchandise. Accruals for these programs are recorded as sales adjustments that reduce gross sales in the period the related sale is recognized. As disclosed by management, sales adjustments for such programs totaled $560.0 million for the year ended December 31, 2019. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments (i.e., discretionary sales adjustments) require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.
The principal considerations for our determination that performing procedures relating to the discretionary component of the sales adjustments accrual is a critical audit matter are there was significant judgment by management in estimating the discretionary component, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to management’s estimate of the discretionary component of the sales adjustments accrual.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of the discretionary component of the sales adjustments accrual. These procedures also included, among others (i) testing management’s process for developing the discretionary component of the sales adjustments accrual, (ii) evaluating the appropriateness of the assumptions used by management to develop the discretionary component of the sales adjustments accrual, including evaluating the completeness and appropriateness of information considered in developing the discretionary component of the sales adjustments accrual, (iii) testing the completeness, accuracy, and relevance of underlying data used in developing the discretionary component of the sales adjustments accrual, (iv) considering the results of a retrospective comparison of sales adjustments accrued in the prior year to settlements in the current year, and (v) testing settlements subsequent to year-end.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2020
We have served as the Company’s auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$630,028	$594,481
Accounts receivable, net of allowances of $18.5 million and $22.0 million in 2019 and 2018, respectively	936,359	970,083
Inventories	495,504	542,889
Prepaid expenses and other current assets	186,083	239,747
Total current assets	2,247,974	2,347,200
Noncurrent Assets
Property, plant, and equipment, net	550,139	657,595
Right-of-use assets, net	303,187	—
Goodwill	1,390,714	1,386,424
Other noncurrent assets	833,212	847,006
Total Assets	$5,325,226	$5,238,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$4,176
Accounts payable	459,357	537,965
Accrued liabilities	769,513	694,271
Income taxes payable	48,037	13,520
Total current liabilities	1,276,907	1,249,932
Noncurrent Liabilities
Long-term debt	2,846,751	2,851,723
Noncurrent lease liabilities	270,853	—
Other noncurrent liabilities	439,001	469,669
Total noncurrent liabilities	3,556,605	3,321,392
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,825,569	1,812,682
Treasury stock at cost: 94.6 million shares and 96.1 million shares in 2019 and 2018, respectively	(2,318,921)	(2,354,617)
Retained earnings	1,413,181	1,626,693
Accumulated other comprehensive loss	(869,484)	(859,226)
Total stockholders’ equity	491,714	666,901
Total Liabilities and Stockholders’ Equity	$5,325,226	$5,238,225
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands, except per share amounts)
Net Sales	$4,504,571	$4,514,810	$4,881,493
Cost of sales	2,523,792	2,716,127	3,056,922
Gross Profit	1,980,779	1,798,683	1,824,571
Advertising and promotion expenses	551,517	524,288	642,286
Other selling and administrative expenses	1,390,022	1,508,744	1,517,983
Operating Income (Loss)	39,240	(234,349)	(335,698)
Interest expense	201,044	181,886	105,214
Interest (income)	(6,166)	(6,463)	(7,777)
Other non-operating expense, net	2,650	7,331	68,110
Loss Before Income Taxes	(158,288)	(417,103)	(501,245)
Provision for income taxes	55,224	116,196	553,334
Net Loss	$(213,512)	$(533,299)	$(1,054,579)
Net Loss Per Common Share - Basic	$(0.62)	$(1.55)	$(3.07)
Weighted average number of common shares	346,127	345,012	343,564
Net Loss Per Common Share - Diluted	$(0.62)	$(1.55)	$(3.07)
Weighted average number of common and potential common shares	346,127	345,012	343,564
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Net Loss	$(213,512)	$(533,299)	$(1,054,579)
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	18,919	(106,651)	191,267
Defined benefit pension plan adjustments	(27,094)	450	14,491
Net unrealized losses on available-for-sale security	(1,713)	(3,748)	(5,948)
Net unrealized (losses) gains on derivative instruments:
Unrealized holding gains (losses)	17,024	24,082	(55,377)
Amounts reclassified from accumulated other comprehensive loss	(17,394)	8,427	16,810
	(370)	32,509	(38,567)
Other Comprehensive (Loss) Income, Net of Tax	(10,258)	(77,440)	161,243
Comprehensive Loss	$(223,770)	$(610,739)	$(893,336)
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(213,512)	$(533,299)	$(1,054,579)
Adjustments to reconcile net loss to net cash flows provided by (used for) operating activities:
Depreciation	204,406	232,837	240,818
Amortization	40,112	39,095	33,949
Share-based compensation	55,968	48,915	67,119
Bad debt expense	967	40,894	17,568
Inventory obsolescence	75,139	74,974	127,592
Asset impairments	38,729	18,203	56,324
Deferred income taxes	(22,625)	13,349	(18,010)
Indefinite reinvestment assertion and U.S. Tax Act	—	18,275	(107,049)
Establishment of valuation allowance on U.S. deferred tax assets	—	—	566,346
Loss on discontinuation of Venezuelan operations	—	—	58,973
Changes in assets and liabilities:
Accounts receivable	41,029	72,415	(3,484)
Inventories	(26,920)	(53,840)	(91,644)
Prepaid expenses and other current assets	47,971	54,230	33,681
Accounts payable, accrued liabilities, and income taxes payable	(58,679)	(47,397)	93,844
Other, net	(1,608)	(5,968)	(49,062)
Net cash flows provided by (used for) operating activities	180,977	(27,317)	(27,614)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(50,509)	(74,662)	(128,940)
Purchases of other property, plant, and equipment	(65,843)	(77,752)	(168,219)
(Payments for) proceeds from foreign currency forward exchange contracts	(681)	(18,615)	60,993
Other, net	2,857	10,271	503
Net cash flows used for investing activities	(114,176)	(160,758)	(235,663)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	(4,176)	—	(1,611,586)
Proceeds from short-term borrowings, net	—	4,176	1,419,418
Payments of long-term borrowings	(607,898)	(750,000)	—
Proceeds from long-term borrowings, net	588,244	471,797	988,622
Payments of dividends on common stock	—	—	(311,973)
Proceeds from exercise of stock options	—	—	1,775
Other, net	(9,308)	(11,130)	(27,806)
Net cash flows (used for) provided by financing activities	(33,138)	(285,157)	458,450
Effect of Currency Exchange Rate Changes on Cash	1,884	(11,508)	14,517
Increase (Decrease) in Cash and Equivalents	35,547	(484,740)	209,690
Cash and Equivalents at Beginning of Period	594,481	1,079,221	869,531
Cash and Equivalents at End of Period	$630,028	$594,481	$1,079,221
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$72,647	$99,586	$117,690
Interest	190,922	173,951	103,339
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2016	$441,369	$1,790,832	$(2,426,749)	$3,545,844	$(943,029)	$2,408,267
Net loss	—	—	—	(1,054,579)	—	(1,054,579)
Other comprehensive income, net of tax	—	—	—	—	161,243	161,243
Issuance of treasury stock for stock option exercises	—	(286)	2,061	—	—	1,775
Issuance of treasury stock for restricted stock units vesting	—	(48,528)	34,177	—	—	(14,351)
Deferred compensation	—	(288)	634	(380)	—	(34)
Share-based compensation	—	67,119	—	—	—	67,119
Dividend equivalents for restricted stock units	—	(458)	—	188	—	(270)
Dividends	—	—	—	(311,973)	—	(311,973)
Balance, December 31, 2017	441,369	1,808,391	(2,389,877)	2,179,100	(781,786)	1,257,197
Cumulative effect of accounting change	—	—	—	(19,149)	—	(19,149)
Net loss	—	—	—	(533,299)	—	(533,299)
Other comprehensive loss, net of tax	—	—	—	—	(77,440)	(77,440)
Issuance of treasury stock for restricted stock units vesting	—	(44,547)	35,059	—	—	(9,488)
Deferred compensation	—	(77)	201	—	—	124
Share-based compensation	—	48,915	—	—	—	48,915
Dividend equivalents for restricted stock units	—	—	—	41	—	41
Balance, December 31, 2018	441,369	1,812,682	(2,354,617)	1,626,693	(859,226)	666,901
Net loss	—	—	—	(213,512)		(213,512)
Other comprehensive loss, net of tax	—	—	—	—	(10,258)	(10,258)
Issuance of treasury stock for restricted stock units vesting	—	(42,930)	35,420	—	—	(7,510)
Deferred compensation	—	(151)	276	—	—	125
Share-based compensation	—	55,968	—	—	—	55,968
Balance, December 31, 2019	$441,369	$1,825,569	$(2,318,921)	$1,413,181	$(869,484)	$491,714
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
On January 1, 2018, Mattel adopted Accounting Standards Update ("ASU") 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, other selling and administrative expenses, operating income (loss), and other non-operating expense, net have been retrospectively restated. The impact to Mattel’s consolidated financial statements was not material. See further discussion in "Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies—New Accounting Pronouncements" and "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans."
Revision of Consolidated Financial Statements
Mattel’s consolidated financial statements have been revised to correct for the overstatement of accrued royalties payable and understatement of retained earnings of $10.1 million as of January 1, 2015 and all subsequent periods presented. Mattel concluded that the prior period misstatement was not material, both individually or in the aggregate, to previously issued consolidated financial statements.
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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 15 years for machinery and equipment, 3 to 10 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is initially assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets. When property is sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is included in the consolidated statements of operations.
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
Mattel had no indefinite-lived intangible assets as of and for the years ended December 31, 2019 and December 31, 2018. Prior to 2018, Mattel tested indefinite-lived intangible assets for impairment annually in the third quarter or whenever events or changes in circumstances indicated that the carrying value may have exceeded its fair value.
Mattel also tests its amortizable intangible assets, which are primarily comprised of trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. Amortization is computed primarily using the straight-line method over the estimated useful lives of the amortizable intangible assets.
Foreign Currency Translation Exposure
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Net income (loss) and cash flow items are translated at weighted-average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation exposures in 2019 were related to its net investments in entities having functional currencies denominated in the Euro, British pound sterling, Russian ruble, and Mexican peso.
Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income (loss) in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Russian ruble, Brazilian real, and Australian dollar were the primary transactions that caused foreign currency transaction exposure for Mattel in 2019.

Derivative Instruments
Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. At the inception of the contracts, Mattel designates these derivatives as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the consolidated statements of operations. Changes in fair value of cash flow hedge derivatives are deferred and recorded as part of accumulated other comprehensive loss in stockholders’ equity until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its consolidated statements of operations in the period the determination is made.
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
The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.
Mattel also enters into symbolic and functional licensing arrangements, whereby the licensee pays Mattel royalties based on sales of licensed product, and in certain cases are subject to minimum guaranteed amounts. The timing of revenue recognition for certain of these licensing arrangements with minimum guarantees changed under the new revenue recognition standards, which under the new revenue recognition standards is based on the determination of whether the license of intellectual property ("IP") is symbolic, which includes the license of Mattel's brands, or functional, which includes the license of Mattel's completed television or streaming content.
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
Mattel applied the practical expedient prescribed in the new revenue recognition standards and did not evaluate contracts of one year or less for the existence of a significant financing component. Multi-year contracts were not material.
Advertising and Promotion Costs
Costs of media advertising, including direct-response advertising, are capitalized and expensed the first time the advertising takes place.
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
Share-Based Payments
Mattel recognizes the cost of service-based employee share-based payment awards on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures.
Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. With the exception of certain market-based options granted in 2018, which are valued using a Monte Carlo valuation methodology, Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.
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
Income Taxes
Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse. Mattel evaluates the realization of our deferred tax assets based on all available evidence and establishes a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.
Mattel recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. In addition, we recognize interest and penalties related to unrecognized tax benefits as a component of the income tax provision.
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
Argentina Operations
Effective July 1, 2018, Mattel accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, Mattel's Argentina subsidiary has designated the U.S. dollar as its functional currency. Mattel’s Argentina subsidiary represented less than 1% of Mattel's consolidated net sales for the years ended December 31, 2019 and 2018.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Board ("FASB") issued ASU 2016-02, Leases (Topic 842), as amended. Mattel adopted the new lease standard on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods, as further discussed in "Note 7 to the Consolidated Financial Statements—Leases."
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of disproportionate tax effects in accumulated other comprehensive income (loss) caused by the U.S. Tax Act to retained earnings. Mattel adopted ASU 2018-02 on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements. For additional information, see "Note 15 to the Consolidated Financial Statements—Income Taxes."
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). In November 2018, the FASB issued ASU 2018-19, Codifications Improvements to Topic 326, Financial Instruments-Credit Losses" which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2016-13 and its related amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11) will become effective for the fiscal year beginning on January 1, 2020. During the fourth quarter of 2019, Mattel substantially completed its assessment of the impact of ASU 2016-13 and its related amendments on its consolidated financial statements and does not believe it will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 will become effective for interim and annual reporting periods beginning on January 1, 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. In addition, early adoption of any removed or modified disclosures, but delayed adoption of any additional disclosures until their effective date, is permitted. Mattel will adopt ASU 2018-13 on January 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. ASU 2018-14 will become effective for the fiscal year beginning on January 1, 2021. Early adoption is permitted and the amendments will be applied on a retrospective basis to all periods presented. Mattel is currently evaluating the impact of the adoption of ASU 2018-14 on its consolidated financial statements.
In March 2019, the FASB issued ASU 2019-02, Entertainment - Films - Other Assets - Film Costs (Subtopic 926-20): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which aligns the accounting for production costs of episodic television series with the accounting of films by removing the content distinction for capitalization. ASU 2019-02 will become effective for the fiscal year beginning on January 1, 2020. Mattel will adopt ASU 2019-02 on January 1, 2020 and does not expect the adoption to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will become effective for the fiscal year beginning on January 1, 2021. Early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 1, 2007. The amendments related to franchise taxes that are partially based on income will be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 1, 2007. All other amendments will be applied on a prospective basis. Mattel is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.
Note 2—Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Land	$25,112	$25,023
Buildings	302,956	294,227
Machinery and equipment	812,509	875,308
Software	364,391	400,488
Tools, dies, and molds	747,706	831,743
Capital leases	—	23,927
Leasehold improvements	183,250	240,636
	2,435,924	2,691,352
Less: accumulated depreciation	(1,885,785)	(2,033,757)
	$550,139	$657,595

During the year ended December 31, 2019, Mattel impaired certain property, plant, and equipment totaling $38.7 million. Of the total impairment charges, $25.9 million related to the impairment of certain American Girl retail store assets, which was recorded within other selling and administrative expenses in the consolidated statements of operations in the American Girl segment to reduce the carrying value of certain American Girl retail store leasehold improvements. The remaining carrying value of impaired American Girl retail store assets is not material. The other impairment charges of $12.8 million were primarily related to the full impairment of certain tools, dies, and molds and machinery and equipment due to discontinued use. Refer to "Note 11 to the Consolidated Financial Statement—Fair Value Measurements" for additional information.
During the quarter ended December 31, 2019, in conjunction with the Capital Light program, Mattel discontinued production at one of its plants based in Mexico and has committed to a plan to dispose of the land and building, which meet the held for sale criteria and is actively being marketed for sale. The estimated fair value of the land and building, less costs to dispose, were determined to exceed its net book value of $12.1 million and are included within property, plant and equipment, net in the consolidated balance sheets within the Corporate and Other segment in "Note 13 to the Consolidated Financial Statements - Segment Information".

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
The change in the carrying amount of goodwill by operating segment for 2019 and 2018 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America and American Girl operating segments selling those brands, thereby causing a foreign currency translation impact for these operating segments. Due to the sale of Corolle in the first quarter of 2018, there was no foreign currency translation impact for the American Girl operating segment during the year ended December 31, 2019.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2017	$733,034	$452,152	$211,483	$1,396,669
Dispositions	—	—	(4,018)	(4,018)
Currency exchange rate impact	(1,800)	(4,533)	106	(6,227)
Balance at December 31, 2018	731,234	447,619	207,571	1,386,424
Currency exchange rate impact	1,196	3,094	—	4,290
Balance at December 31, 2019	$732,430	$450,713	$207,571	$1,390,714

In the third quarter of 2019, Mattel performed its annual impairment test and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value.
Other Intangibles
Identifiable intangibles were $553.1 million, net of accumulated amortization of $248.0 million, and $587.5 million, net of accumulated amortization of $207.9 million, as of December 31, 2019 and 2018, respectively. The estimated future amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)
2020	$39,090
2021	38,160
2022	38,311
2023	37,622
2024	36,942

Mattel had no indefinite-lived intangible assets as of and for the year ended of December 31, 2019 and 2018.
Mattel also tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets primarily consist of trademarks. During 2019, Mattel's amortizable intangible assets were not impaired. During 2018, Mattel discontinued the use of certain brands and products, which resulted in asset impairments of $4.3 million.
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

A summary of retirement plan expense, net is as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Defined benefit pension plans	$9,815	$12,366	$7,428
Defined contribution retirement plans	32,743	35,318	38,508
Postretirement benefit plans	(2,220)	(2,148)	963
Deferred compensation and excess benefit plans	10,994	(2,599)	10,015
	$51,332	$42,937	$56,914

In accordance with ASU 2017-07, which went into effect for interim and annual reporting periods beginning on January 1, 2018, Mattel's service cost component is recorded within operating income (loss), presented in the same line items as other employee compensation costs arising from employee services rendered in the period, while other components of net periodic pension cost and postretirement benefit cost are recorded in other non-operating expense, net, in the consolidated statements of operations. Prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million of expense, net from other selling and administrative expenses to other non-operating expense, net in the consolidated statements of operations for the year ended December 31, 2017.
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
A summary of the components of Mattel’s net periodic benefit cost (credit) and other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2019	2018	2017	2019	2018	2017
	(In thousands)
Net periodic benefit cost (credit):
Service cost	$4,479	$4,223	$4,045	$1	$1	$2
Interest cost	19,309	18,117	17,961	201	208	812
Expected return on plan assets	(21,714)	(22,508)	(23,072)	—	—	—
Amortization of prior service cost (credit)	64	29	29	(2,038)	(2,037)	—
Recognized actuarial loss (gain)	7,585	8,518	8,362	(384)	(320)	149
Settlement loss	—	3,248	—	—	—	—
Curtailment loss	92	739	103	—	—	—
Net periodic benefit cost (credit)	$9,815	$12,366	$7,428	$(2,220)	$(2,148)	$963
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial loss (gain)	$28,740	$(4,433)	$46	$1,870	$(276)	$(2,746)
Prior service cost (credit)	26	114	—	—	—	(16,261)
Amortization of prior service (cost) credit	(64)	(29)	(29)	2,038	2,037	—
Total recognized in other comprehensive (loss) income (a)	$28,702	$(4,348)	$17	$3,908	$1,761	$(19,007)
Total recognized in net periodic benefit cost (credit) and other comprehensive (loss) income	$38,517	$8,018	$7,445	$1,688	$(387)	$(18,044)

(a)	Amounts exclude related tax expense of $5.5 million, $2.1 million, and $4.5 million, during 2019, 2018, and 2017, respectively, which are also included in other comprehensive (loss) income.

Net periodic benefit cost (credit) for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Defined benefit pension plans:
Discount rate	4.1%	3.4%	3.9%
Weighted-average rate of future compensation increases	N/A	N/A	N/A
Long-term rate of return on plan assets	6.0%	6.0%	6.3%
Postretirement benefit plans:
Discount rate	4.1%	3.4%	3.9%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.3%	7.0%
Post-65	6.8%	7.3%	7.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2025	2025	2024
Post-65	2025	2025	2024

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
The estimated net actuarial loss for the domestic defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2020 is $8.5 million. The estimated net actuarial gain and prior service credit for the domestic postretirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit credit in 2020 is $2.1 million.

Mattel used a measurement date of December 31, 2019 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$567,502	$639,319	$6,201	$7,752
Service cost	4,479	4,223	1	1
Interest cost	19,309	18,117	201	208
Impact of currency exchange rate changes	1,500	(7,793)	—	—
Actuarial loss (gain)	72,353	(34,214)	1,486	(596)
Benefits paid	(36,991)	(50,211)	(2,108)	(1,164)
Plan amendments	—	809	—	—
Settlements	—	(2,748)	—	—
Benefit obligation, end of year	$628,152	$567,502	$5,781	$6,201
Change in Plan Assets:
Plan assets at fair value, beginning of year	$401,929	$460,952	$—	$—
Actual return on plan assets	60,721	(18,162)	—	—
Employer contributions	3,670	18,216	2,108	1,164
Impact of currency exchange rate changes	2,418	(5,554)	—	—
Benefits paid	(36,991)	(50,211)	(2,108)	(1,164)
Settlements	—	(3,312)	—	—
Plan assets at fair value, end of year	$431,747	$401,929	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(196,405)	$(165,573)	$(5,781)	$(6,201)
Current accrued benefit liability	$(4,593)	$(4,395)	$(750)	$(1,090)
Noncurrent accrued benefit liability	(191,812)	(161,178)	(5,031)	(5,111)
Net amount recognized	$(196,405)	$(165,573)	$(5,781)	$(6,201)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$266,714	$238,862	$(1,201)	$(3,071)
Prior service cost (credit)	182	220	(12,186)	(14,224)
	$266,896	$239,082	$(13,387)	$(17,295)

(a)	Amounts exclude related tax benefits of $84.5 million and $79.0 million for December 31, 2019 and 2018, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of 2019 and 2018 totaled $608.4 million and $549.7 million, respectively.

The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2019	December 31, 2018
Defined benefit pension plans:
Discount rate	3.0%	4.1%
Weighted-average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	3.0%	4.1%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%
Post-65	6.8%	6.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2026	2025
Post-65	2026	2025

A one percentage point increase/(decrease) in the assumed health care cost trend rate for each future year would not materially impact the postretirement benefit obligation as of December 31, 2019, or the service and interest cost recognized for 2019.
The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2020	$37,686	$750
2021	37,456	750
2022	39,617	650
2023	38,545	650
2024	38,912	650
2025–2027	175,229	2,440

Mattel expects to make cash contributions totaling approximately $11 million to its defined benefit pension and postretirement benefit plans in 2020, substantially all of which will be for benefit payments for its unfunded plans.
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

Mattel’s defined benefit pension plan assets are measured and reported in the consolidated financial statements at fair value using inputs, which are more fully described in "Note 11 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$16,196	$—	$16,196
U.S. corporate debt instruments	—	57,669	—	57,669
International corporate debt instruments	—	14,088	—	14,088
Mutual funds (a)	—	—	—	74,750
Money market funds	618	—	—	618
Other investments	—	14,952	—	14,952
Insurance "buy-in" policy	—	—	31,281	31,281
Collective trust funds (a):
U.S. equity securities				78,170
International equity securities				89,381
International fixed income				15,387
Diversified funds				39,255
Total	$618	$102,905	$31,281	$431,747

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$8,803	$—	$8,803
U.S. corporate debt instruments	—	45,714	—	45,714
International corporate debt instruments	—	13,034	—	13,034
Mutual funds	610	—	—	610
Money market funds	303	—	—	303
Other investments	—	7,964	—	7,964
Insurance "buy-in" policy	—	—	29,857	29,857
Collective trust funds (a):
U.S. equity securities				69,699
International equity securities				176,103
International fixed income				14,752
Diversified funds				35,090
Total	$913	$75,515	$29,857	$401,929

(a)
These investments consist of privately placed funds that are valued based on net asset value per share. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position and its related disclosures.

The fair value of collective trust funds are determined based on the net asset value per share held at year-end. The fair value of U.S. government securities, U.S. government agency securities, corporate debt instruments, mutual funds, and money market funds are determined based on quoted market prices or are estimated using pricing models with observable inputs or quoted prices of securities with similar characteristics.

In December 2017, Mattel entered into an insurance buy-in policy contract with a private limited life insurance company to insure a portion of the U.K. pension plan, covering approximately 40% of the total membership in the plan. The assets and liabilities with respect to insured pensioners are assumed to match for the purposes of ASC 715, Pension — Retirement Benefits (i.e. the full benefits have been insured). The initial value of the asset associated with this policy was equal to the premium paid to secure the policy, and is adjusted each reporting period for changes in interest rates, discount rates, and benefits paid. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the buy-in contract is classified as Level 3 on the fair value hierarchy.
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2017	$33,553
Purchases, sales, and settlements (a)	—
Change in fair value	(3,696)
Balance at December 31, 2018	29,857
Purchases, sales, and settlements (a)	—
Change in fair value	1,424
Balance at December 31, 2019	$31,281

(a)	There were no purchases, sales, or settlements of Level 3 assets, or transfers in or out of Level 3, for the years ended December 31, 2019 and December 31, 2018.
Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 6.0% as of December 31, 2019 is reasonable based on historical returns.
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
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation plan that permits certain officers and key employees to elect to defer portions of their compensation. The deferred compensation plan, together with certain contributions made by Mattel and participating employees to an excess benefit plan, earns various rates of return. The liability for these plans as of December 31, 2019 and 2018 was $65.2 million and $68.3 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these programs. The cash surrender value of these policies, valued at $75.7 million and $65.8 million as of December 31, 2019 and 2018, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Annual Incentive Compensation
Mattel has annual incentive compensation plans under which officers and key employees may earn incentive compensation based on Mattel’s performance and are subject to certain approvals of the Compensation Committee of the Board of Directors. Incentive compensation for 2019, 2018, and 2017, was $119.5 million, $84.1 million, and $19.4 million, respectively, for awards under these plans and was included in other selling and administrative expenses.
Long-Term Incentive Compensation
Mattel had three long-term incentive program ("LTIP") performance cycles in place in 2019, which were established by the Compensation Committee of the Board of Directors: (i) a January 1, 2017—December 31, 2019 performance cycle (ii) a January 1, 2018—December 31, 2020 performance cycle, and (iii) a January 1, 2019—December 31, 2021 performance cycle.
Under the LTIP performance cycles in place in 2019, officers and key employees may earn incentive compensation based on Mattel’s performance and are subject to certain approvals of the Compensation Committee of the Board of Directors. Long-term incentive compensation for 2019, 2018, and 2017, was $11.0 million, $3.0 million, and $0.6 million, respectively, and was included within other selling and administrative expenses.
Note 5—Seasonal Financing and Debt
Seasonal Financing
On December 20, 2017, Mattel entered into a syndicated facility agreement (the "Credit Agreement"), as a borrower thereunder (in such capacity, the "Borrower"), along with certain of Mattel’s domestic subsidiaries, as additional borrowers thereunder (together with the Borrower, the "U.S. Borrowers"), Mattel Canada Inc. as a borrower thereunder (the "Canadian Borrower"), certain additional domestic and foreign subsidiaries of Mattel, as guarantors thereunder, Bank of America, N.A., as global administrative agent, collateral agent, Australian security trustee, and lender, and the other lenders and financial institutions party thereto, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the "senior secured revolving credit facilities"). The senior secured revolving credit facilities consist of an asset based lending facility with aggregate commitments of $1.31 billion, subject to borrowing base capacity, and a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. Borrowers and certain equity interests in various subsidiaries of Mattel, subject to borrowing base capacity (the "Fixed Asset & IP Facility"). The senior secured revolving credit facilities will mature on November 18, 2022.
On March 28, 2018 and March 29, 2018, Mattel, Inc. and certain of its subsidiaries entered into various foreign joinder agreements to the Credit Agreement. The foreign joinder agreements join the relevant foreign borrowers and foreign lenders to the Credit Agreement, as contemplated therein, making portions of the senior secured revolving credit facilities available to other subsidiaries of Mattel, Inc. such that, together with the initial entry into the Credit Agreement, the senior secured revolving credit facilities are available to certain subsidiaries of Mattel, Inc., in their capacity as borrowers, located in the following jurisdictions: (i) the United States (the "U.S. Borrowers"), (ii) Canada (the "Canadian Borrower"), (iii) Germany, the Netherlands and the United Kingdom (the "European (GNU) Borrowers"), (iv) Spain (the "Spanish Borrower"), (v) France (the "French Borrower"), and (vi) Australia (the "Australian Borrower"), in each case through subfacilities in each such jurisdiction (each, a "Subfacility"). Through the initial Credit Agreement and the foreign joinder agreements, certain additional domestic and foreign subsidiaries of Mattel Inc., are also parties to the Credit Agreement as guarantors of various obligations of the borrowers under the Credit Agreement as further described below.
On December 14, 2018, Mattel, Inc. entered into an amendment to the Credit Agreement, which included the expansion of eligibility criteria for accounts receivable and inventory included in the borrowing base. In support of the foregoing, two additional Mattel subsidiaries, Mattel Import Services, LLC ("MISL") and Mattel Finco Europe B.V. ("Mattel Finco") were added as borrowers to the Credit Agreement. The Credit Agreement allows for certain inventory located in the Czech Republic and the Netherlands to be included in the borrowing base. Additionally, certain accounts receivable with account debtors located in Italy and Poland, as well as other countries agreed upon with the Administrative Agent, may be purchased by Mattel Finco and added to the borrowing base in the future.
On November 20, 2019, Mattel, Inc. entered into an amendment to the Credit Agreement, which included, but not limited to, amendments to certain definitions related to the borrowing base, a reduction in certain interest rates thereunder and an extension of the maturity date thereof. Each of the facilities under the Credit Agreement will mature, and lending commitments thereunder will terminate, on November 18, 2022.

Borrowings under the senior secured revolving credit facilities will (i) be limited by jurisdiction-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, eligible inventory and certain fixed assets and intellectual property, as applicable, minus the amount of any applicable reserves, and (ii) bear interest at a floating rate, which can be either, at the Borrower’s option, (a) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 2.75% per annum or (b) an alternate base rate plus an applicable margin ranging from 0.25% to 1.75% per annum, in each case, such applicable margins to be determined based on the Borrower’s average borrowing availability remaining under the senior secured revolving credit facilities.
In addition to paying interest on the outstanding principal under the senior secured revolving credit facilities, the Borrower will be required to pay (i) an unused line fee per annum of the average daily unused portion of the senior secured revolving credit facilities, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $55 million as of December 31, 2019.
The U.S. Borrowers, as well as certain U.S. subsidiaries of the Borrower (the "U.S. Guarantors"), are guaranteeing the obligations of all Borrowers under the senior secured revolving credit facilities. Additionally, the obligations of the Canadian Borrower, the French Borrower, the Spanish Borrower, the European (GNU) Borrowers and the Australian Borrower (collectively, the "Foreign Borrowers"), respectively guaranteed by the obligations of the other Foreign Borrowers, as well as certain additional foreign subsidiaries ("Foreign Guarantors").
The U.S. Subfacility is secured by liens on substantially all of the U.S. Borrowers’ and the U.S. Guarantors’ accounts receivable and inventory (the "U.S. Current Assets Collateral"). The Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility, and the Australian Subfacility are, each secured by a first priority lien on (i) the accounts receivable and inventory of the applicable Foreign Borrower(s) and Foreign Guarantors under such facility, and (ii) the U.S. Current Assets Collateral. The Fixed Asset & IP Facility is secured by a first priority lien on certain owned real property in the U.S., certain U.S. trademarks and patents, and 100% of the equity interests in the U.S. Borrowers (aside from Mattel) and U.S. Guarantors, as well as 65% of the voting equity interests and 100% of the non-voting equity interests in Mattel Holdings Limited. Upon the additional Foreign Borrowers and Foreign Guarantors joining the Credit Agreement, the Fixed Asset & IP Facility will also be secured by 65% of the voting equity interests of such additional Foreign Borrowers and Foreign Guarantors that are directly owned by a U.S. Borrower or U.S. Guarantor. The net book value of the accounts receivable, inventory, and certain owned real property in the U.S. currently pledged as collateral under the senior secured revolving credit facilities was approximately $800 million as of December 31, 2019.
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
Mattel had no borrowings under the senior secured revolving credit facilities as of December 31, 2019 and 2018. Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect as no event of default occurred and as Mattel's excess availability was greater than $100 million and the Availability Threshold. As of December 31, 2019 and 2018, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines. As of December 31, 2019, foreign credit lines totaled approximately $13 million. Mattel expects to extend the majority of these credit lines throughout 2020.
Mattel believes its cash on hand, amounts available under the senior secured revolving credit facilities, and its foreign credit lines will be adequate to meet its seasonal financing requirements in 2020.

Additionally, sales of foreign receivables occur periodically to finance seasonal working capital requirements. As of December 31, 2019 and 2018, there were no outstanding amounts of accounts receivable that were sold under international factoring arrangements.
Short-Term Borrowings
As of December 31, 2019, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and no foreign short-term bank loans outstanding. As of December 31, 2018, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and $4.2 million of foreign short-term bank loans outstanding.
During 2019 and 2018, Mattel had average borrowings under the senior secured revolving credit facilities and other short-term borrowings of $89.0 million and $126.2 million, respectively, to help finance its seasonal working capital requirements. The weighted-average interest rate on borrowings under the senior secured revolving credit facilities and other short-term borrowings during 2019 and 2018 was 3.6% and 3.9%, respectively. Mattel's average borrowings on its foreign short-term bank loans were not material during 2019 and 2018.
Long-Term Debt
In November 2019, Mattel issued $600 million aggregate principal amount of 5.875% senior unsecured notes due December 15, 2027 ("2019 Senior Notes"). The 2019 Senior Notes were issued pursuant to an indenture, dated November 20, 2019, among Mattel, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee (the "Indenture"). Interest on the 2019 Senior Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2020. Mattel may redeem all or part of the 2019 Senior Notes at any time or from time to time prior to December 15, 2022 at its option, at a redemption price equal to 100% of the principal amount, plus a "make whole" premium, plus accrued and unpaid interest on the 2019 Senior Notes being redeemed to, but excluding, the redemption date. Mattel may also redeem up to 40% of the principal amount of the 2019 Senior Notes at any time or from time to time prior to December 15, 2022 at its option, at a redemption price equal to 105.875% of the principal amount, plus accrued and unpaid interest on the 2019 Senior Notes being redeemed to, but excluding, the redemption date, with the net cash proceeds of sales of one or more equity offerings by Mattel or any direct or indirect parent of Mattel. Mattel may redeem all or part of the 2019 Senior Notes at any time or from time to time on or after December 15, 2022, at its option, at a redemption price including a call premium that varies (from 0% to 4.406%) depending on the year of redemption, plus accrued and unpaid interest on the 2019 Senior Notes being redeemed to, but excluding, the redemption date.
The 2019 Senior Notes are Mattel’s and the guarantors’ senior unsecured obligations. The 2019 Senior Notes are guaranteed by Mattel's existing and, subject to certain exceptions, future wholly-owned domestic restricted subsidiaries that guarantee Mattel’s 2017/2018 Senior Notes due 2025 and senior secured revolving credit facilities or certain other indebtedness. Under the terms of the Indenture, the 2019 Senior Notes rank equally in right of payment with all of Mattel’s existing and future senior debt, including Mattel’s Existing Notes (as defined in the Indenture) and borrowings under the senior secured revolving credit facilities, and rank senior in right of payment to Mattel's existing and future debt and other obligations that expressly provide for their subordination to the 2019 Senior Notes. The 2019 Senior Notes are structurally subordinated to all of the existing and future liabilities, including trade payables, of the Mattel’s subsidiaries that do not guarantee the 2019 Senior Notes (including the Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility and, the Australian Subfacility of the senior secured revolving credit facilities) and are effectively subordinated to Mattel’s and the guarantors’ existing and future senior secured debt to the extent of the value of the collateral securing such debt (including borrowings under the senior secured revolving credit facilities). The guarantees are, with respect to the assets of the guarantors of the 2019 Senior Notes, structurally senior to all of Mattel’s existing indebtedness, future indebtedness or other liabilities that are not guaranteed by such guarantors, including Mattel’s obligations under the Existing Notes (other than the 2017/2018 Senior Notes due 2025).
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
In December 2019, Mattel used the net proceeds from the issuance of the 2019 Senior Notes, plus cash on hand, to redeem and retire all of the 2010 Senior Notes due October 1, 2020 and all of the 2016 Senior Notes due August 15, 2021, at a redemption price equal to the principal amount, plus "make-whole" premium, and accrued and unpaid interest. Upon redemption, Mattel recognized total debt extinguishment costs, including write off of debt issuance costs, of $9.2 million which were recorded within interest expense in the consolidated statements of operations.

In May 2018, Mattel issued $500.0 million aggregate principal amount of its 6.75% senior unsecured notes due December 31, 2025 ("2018 Senior Notes"). The 2018 Senior Notes were issued pursuant to a supplemental indenture, dated May 31, 2018 (the "Supplemental Indenture"), as additional notes under the Indenture, dated December 20, 2017, pursuant to which Mattel previously issued $1.00 billion in aggregate principal amount of existing 6.75% Senior Notes due 2025 ("2017 Senior Notes"). The 2018 Senior Notes formed a single series and trade interchangeably with the 2017 Senior Notes. The 2018 Senior Notes are guaranteed on a senior unsecured basis by all of Mattel's existing and future wholly-owned domestic restricted subsidiaries that are borrowers or guarantors under its senior secured revolving credit facilities.
In June 2018, Mattel used the net proceeds from the issuance of the 2018 Senior Notes, plus cash on hand, to redeem and retire all of its 2014 Senior Notes due May 6, 2019 at a redemption price equal to the principal amount, plus accrued and unpaid interest.
In March 2018, Mattel repaid $250.0 million of its 2013 Senior Notes in connection with the scheduled maturity.
Mattel’s long-term debt consists of the following:

	Interest Rate	December 31, 2019	December 31, 2018
		(In thousands)
2010 Senior Notes due October 2020 and October 2040 (a)	4.35% - 6.20%	$250,000	$500,000
2011 Senior Notes due November 2041	5.45%	300,000	300,000
2013 Senior Notes due March 2023	3.15%	250,000	250,000
2016 Senior Notes due August 2021	2.35%	—	350,000
2017/2018 Senior Notes due December 2025	6.75%	1,500,000	1,500,000
2019 Senior Notes due December 2027	5.875%	600,000	—
Debt issuance costs and debt discount		(53,249)	(48,277)
		2,846,751	2,851,723
Less: current portion		—	—
Total long-term debt		$2,846,751	$2,851,723

(a) Mattel’s 2010 Senior Notes bear a weighted-average interest rate of 5.31% and 5.28% for 2019 and 2018, respectively. In December 2019, Mattel repaid the 4.35% 2010 Senior Notes due October 2020. The 2010 Senior Notes due October 2040 bear interest at a fixed rate of 6.20%.
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	2017/2018 Senior Notes	2019 Senior Notes	Total
	(In thousands)
2020	$—	$—	$—	$—	$—	$—
2021	—	—	—	—	—	—
2022	—	—	—	—	—	—
2023	—	—	250,000	—	—	250,000
2024	—	—	—	—	—	—
Thereafter	250,000	300,000	—	1,500,000	600,000	2,650,000
	$250,000	$300,000	$250,000	$1,500,000	$600,000	$2,900,000

Note 6—Stockholders’ Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2019, 2018, and 2017, Mattel did not repurchase any shares of its common stock. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2019, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
Dividends
During 2019 and 2018, Mattel did not pay any dividends to holders of its common stock. During 2017, Mattel paid total dividends per share of $0.91 to holders of its common stock. The Board of Directors declared the dividends, if any, on a quarterly basis, and Mattel paid the dividends during the quarters in which the dividends were declared, if applicable. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations. Dividend payments were $312.0 million in 2017.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2019
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	17,024	(1,713)	(31,158)	18,919	3,072
Amounts reclassified from accumulated other comprehensive income (loss)	(17,394)	—	4,064	—	(13,330)
Net (decrease) increase in other comprehensive income (loss)	(370)	(1,713)	(27,094)	18,919	(10,258)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)

	For the Year Ended December 31, 2018
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive income (loss) before reclassifications	24,082	(3,748)	(7,382)	(106,651)	(93,699)
Amounts reclassified from accumulated other comprehensive loss	8,427	—	7,832	—	16,259
Net increase (decrease) in other comprehensive income (loss)	32,509	(3,748)	450	(106,651)	(77,440)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)

	For the Year Ended December 31, 2017
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2016	$17,469	$3,149	$(157,704)	$(805,943)	$(943,029)
Other comprehensive (loss) income before reclassifications	(55,377)	(5,948)	7,812	132,294	78,781
Amounts reclassified from accumulated other comprehensive income (loss)	16,810	—	6,679	58,973	82,462
Net (decrease) increase in other comprehensive (loss) income	(38,567)	(5,948)	14,491	191,267	161,243
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Consolidated Statements of Operations Classification
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts	$18,046	$(8,575)	$(16,717)	Cost of sales
Tax effect of net gain (loss)	(652)	148	(93)	Provision for income taxes
	$17,394	$(8,427)	$(16,810)	Net loss
Defined Benefit Pension Plans
Amortization of prior service credit (cost) (a)	$1,974	$2,008	$(29)	Other non-operating expense, net
Recognized actuarial loss (a)	(7,201)	(8,198)	(8,511)	Other non-operating expense, net
Curtailment loss	(92)	(739)	(103)	Other non-operating expense, net
Settlement loss	—	(3,248)	—	Other non-operating expense, net
	(5,319)	(10,177)	(8,643)
Tax effect of net loss	1,255	2,345	1,964	Provision for income taxes
	$(4,064)	$(7,832)	$(6,679)	Net loss
Currency Translation Adjustments
Loss on discontinuation of Venezuelan operations	$—	$—	$(58,973)	Other non-operating expense, net
Tax effect of net loss (b)	—	—	—	Provision for income taxes
	$—	$—	$(58,973)	Net loss

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
Currency Translation Adjustments
For 2019, currency translation adjustments resulted in a net gain of $18.9 million, primarily due to the strengthening of the British pound sterling, Russian ruble, and Mexican peso against the U.S. dollar, partially offset by the weakening of the Euro against the U.S. dollar. For 2018, currency translation adjustments resulted in a net loss of $106.7 million, primarily due to the weakening of the Euro, British pound sterling, Russian ruble, and Brazilian real against the U.S. dollar. For 2017, currency translation adjustments resulted in a net gain of $191.3 million, primarily due to the strengthening of the Euro and the British pound sterling against the U.S. dollar and the recognition of a $59.0 million loss related to the discontinuation of Mattel's Venezuelan operations in other non-operating expense, net within the consolidated statements of operations.
Note 7—Leases
Mattel routinely enters into noncancelable lease agreements primarily for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal and termination options.

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
In addition, certain of Mattel's lease agreements, primarily related to American Girl leases, include contingent rental payments based on a percentage of sales. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2019, 2018, and 2017, contingent rental expense was not material, Mattel's lease agreements do not contain any material residual guarantees or material restrictive covenants.
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
The impact of the new lease standard on the December 31, 2019 consolidated balance sheet was as follows:

December 31, 2019
(In thousands, except years and percentage information)
Right-of-use assets, net	$303,187

Accrued liabilities	$74,065
Noncurrent lease liabilities	270,853
Total lease liabilities	$344,918

Weighted average remaining lease term	6.6 years

Weighted average discount rate	7.9%

Operating lease costs are recognized on a straight-line basis over the lease term. Total operating lease costs for the year ended December 31, 2019 were $142.1 million. Of the $142.1 million, $44 million relate to short-term and variable lease costs, which primarily relate to common area maintenance charges, management fees, taxes, and storage fees. Sublease rental income was $5.7 million in 2019.
Supplemental information related to leases was as follows:

For the Year Ended December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$105,015
Right-of-use assets obtained in exchange for new operating lease liabilities	$38,795

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2019:

Years Ending December 31,	Lease Liabilities
(In thousands)
2020	$96,611
2021	84,345
2022	63,885
2023	46,726
2024	32,709
Thereafter	126,003
450,279
Less: imputed interest	(105,361)
$344,918

As of December 31, 2018, future minimum lease payments under long-term noncancelable lease as classified under ASC 840 were as follow:

	Capital Leases		Operating Leases
	(In thousands)
2019	$294		$110,794
2020	25		83,566
2021	—		72,606
2022	—		59,191
2023	—		56,123
Thereafter	—		133,716
	$319	(a)	$515,996
_______________________________________

(a)	Includes minimal imputed interest.
Rental expense for operating leases under ASC 840 was $127.1 million and $137.4 million for 2018 and 2017, respectively, net of sublease income of $3.0 million and $2.9 million in 2018 and 2017, respectively.
Note 8—Share-Based Payments
Mattel Stock Option Plans
The 2010 Equity and Long-Term Compensation Plan was approved by Mattel's stockholders in May 2010 (the "2010 Plan"). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the "2005 Plan"), except with respect to grants then outstanding under the 2005 Plan. All restricted stock unit ("RSU") awards made under the 2005 Plan have vested. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. In May 2015, Mattel’s stockholders approved the Amended 2010 Plan. The terms of the Amended 2010 Plan are substantially similar to the terms of the 2010 Plan and the 2005 Plan.

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
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) 104 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. For grants prior to March 1, 2019, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. For grants on or after March 1, 2019, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using two and seven-tenths available shares for each share actually subject to such full-value grant. At December 31, 2019, there were approximately 24 million shares of common stock available for grant remaining under the Amended 2010 Plan.
Mattel recognized total share-based compensation expense related to stock options and RSUs (including Performance RSUs) of $56.0 million, $48.9 million, and $67.1 million during 2019, 2018, and 2017, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. As of December 31, 2019, total unrecognized compensation cost related to unvested share-based payments totaled $81.4 million and is expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
Mattel recognized compensation expense of $11.3 million, $8.4 million, and $14.1 million for stock options during 2019, 2018, and 2017, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations. There was no current year income tax benefit related to stock options during 2019, 2018 or 2017 as future tax benefits related to stock options were fully offset by a valuation allowance.

In 2018, Mattel granted market-based options under the Amended 2010 Plan to certain senior executives in connection with its April 26, 2018—April 26, 2021 and May 31, 2018—May 31, 2021 performance cycles.  These performance options are earned at the initial target number of options granted based on achievement of a certain threshold of Mattel’s total shareholder return ("TSR") for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle.  If this threshold is not met at the end of the three-year cycle, no shares are earned.  For the performance options granted during 2018 that remain outstanding at December 31, 2018, the range of possible outcomes is that between zero and 1.3 million shares could be earned.  The fair value of these performance options has been estimated at the grant dates using a Monte Carlo valuation methodology, and the weighted-average grant-date fair value of performance options granted during 2018 was $4.21.
The fair values of all other options granted have been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. The weighted-average grant-date fair value of options granted during 2019, 2018, and 2017 was $5.09, $5.46, and $3.37 respectively.

The following weighted-average assumptions were used in determining the fair value of options granted:

	2019	2018	2017
Expected life (in years)	5.5	5.1	5.0
Risk-free interest rate	1.7%	2.8%	1.8%
Volatility factor	38.1%	33.6%	27.2%
Dividend yield	—%	—%	4.0%

The following is a summary of stock option information and weighted-average exercise prices for Mattel’s stock options:

	2019		2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted-average exercise price)
Outstanding at January 1	22,020	$25.47	25,233	$26.56	19,316	$28.71
Granted	2,342	13.54	3,379	15.41	7,776	21.05
Exercised	—	—	—	—	(84)	21.22
Forfeited	(266)	17.64	(4,209)	23.06	(832)	25.84
Canceled	(1,586)	26.79	(2,383)	26.99	(943)	26.31
Outstanding at December 31	22,510	$24.22	22,020	$25.47	25,233	$26.56
Exercisable at December 31	16,576	$27.32	16,051	$28.10	14,038	$29.08

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. There were no stock option exercises during 2019 and 2018. The total intrinsic value of options exercised during 2017 was $0.5 million. At December 31, 2019, options outstanding and options exercisable had no intrinsic value, with a weighted-average remaining life of 5.2 years and 4.0 years, respectively. Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2017 was $1.8 million.
At December 31, 2019, stock options vested or expected to vest totaled 21.8 million shares, with an intrinsic value of $0.2 million, weighted-average exercise price of $24.52, and weighted-average remaining life of 5.1 years. During 2019, approximately 2 million stock options vested. The total grant-date fair value of stock options vested during 2019, 2018, and 2017 was approximately $8 million, $12 million, and $14 million, respectively.
Restricted Stock Units
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally 3 years from the date of grant.
Compensation expense recognized related to grants of RSUs, excluding Performance RSUs, was $33.6 million, $37.5 million, and $55.2 million in 2019, 2018, and 2017, respectively, and was included within other selling and administrative expenses in the consolidated statements of operations. There was no current year income tax benefit related to RSUs during 2019, 2018, and 2017 as future tax benefits related to stock options were fully offset by a valuation allowance.

The following is a summary of RSU information and weighted-average grant-date fair values for Mattel’s RSUs, excluding Performance RSUs:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted-average grant-date fair value)
Unvested at January 1	4,721	$17.22	4,898	$21.95	3,243	$28.85
Granted	1,687	13.28	3,345	15.71	4,205	19.39
Vested	(1,997)	18.02	(2,048)	21.02	(2,103)	27.13
Forfeited	(547)	16.48	(1,474)	20.18	(447)	23.57
Unvested at December 31	3,864	$15.19	4,721	$17.22	4,898	$21.95

At December 31, 2019, RSUs expected to vest totaled 3.4 million shares, with a weighted-average grant-date fair value of $15.25. The total grant-date fair value of RSUs vested during 2019, 2018, and 2017 was $36.0 million, $43.2 million, and $57.0 million, respectively.
In addition to the expense and share amounts described above, Mattel recognized $11.0 million, $3.0 million, and $0.6 million during 2019, 2018, and 2017, respectively, for Performance RSUs granted in connection with its January 1, 2019—December 31, 2021, January 1, 2018—December 31, 2020, and January 1, 2017—December 31, 2019 LTIP performance cycles, more fully described in "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans." During 2019, 2018, and 2017, there was no current year income tax benefit for Performance RSUs granted in connection with any of the performance cycles referenced above, as future tax benefits were fully offset by a valuation allowance.
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

The following table reconciles earnings per common share:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands, except per share amounts)
Basic:
Net loss	$(213,512)	$(533,299)	$(1,054,579)
Less: Net loss allocable to participating RSUs (a)	—	—	—
Net loss available for basic common shares	$(213,512)	$(533,299)	$(1,054,579)
Weighted average common shares outstanding	346,127	345,012	343,564
Basic net loss per common share	$(0.62)	$(1.55)	$(3.07)
Diluted:
Net loss	$(213,512)	$(533,299)	$(1,054,579)
Less: Net loss allocable to participating RSUs (a)	—	—	—
Net loss available for diluted common shares	$(213,512)	$(533,299)	$(1,054,579)
Weighted average common shares outstanding	346,127	345,012	343,564
Weighted average common equivalent shares arising from:
Dilutive stock options and non-participating RSUs (b)	—	—	—
Weighted average number of common and potential common shares	346,127	345,012	343,564
Diluted net loss per common share	$(0.62)	$(1.55)	$(3.07)

(a)
Mattel did not have participating RSUs for the year ended December 31, 2019. For the years ended December 31, 2018 and 2017, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in the losses of the Company.

(b)
Mattel was in a net loss position for the years ended December 31, 2019, 2018, and 2017, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

Note 10—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Additionally, Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. As of December 31, 2019 and 2018, Mattel held foreign currency forward exchange contracts with notional amounts of $742.0 million and $962.1 million, respectively.

The following table presents Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2019	December 31, 2018
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$10,227	$12,122
Foreign currency forward exchange contracts	Other noncurrent assets	715	1,613
		$10,942	$13,735
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$4,060	$2,357
		$15,002	$16,092

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2019	December 31, 2018
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$2,500	$954
Foreign currency forward exchange contracts	Other noncurrent liabilities	213	185
		$2,713	$1,139
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	Accrued liabilities	$263	$1,771
		$2,976	$2,910

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains (losses) recognized in OCI	$17,024	$24,082	$(55,377)
Amount of gains (losses) reclassified from accumulated OCI to the consolidated statements of operations	17,394	(8,427)	(16,810)	Cost of sales

The net gains (losses) of $17.4 million, $(8.4) million, and $(16.8) million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2019, 2018, and 2017, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Amount of gain (loss) recognized in the consolidated statements of operations:
Foreign currency forward exchange contracts	$2,530	$(23,109)	$70,200	Other non-operating expense, net
Foreign currency forward exchange contracts	—	(244)	511	Cost of sales
	$2,530	$(23,353)	$70,711

The net gains (losses) of $2.5 million, $(23.4) million, and $70.7 million recognized in the consolidated statements of operations during 2019, 2018, and 2017, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.
Note 11—Fair Value Measurements
The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

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

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel’s financial assets and liabilities include the following:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$15,002	$—	$15,002
Available-for-sale (b)	3,530	—	—	3,530
Total assets	$3,530	$15,002	$—	$18,532

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$2,976	$—	$2,976

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$16,092	$—	$16,092
Available-for-sale (b)	5,243	—	—	5,243
Total assets	$5,243	$16,092	$—	$21,335

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$2,910	$—	$2,910

(a)
The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

(b)	The fair value of the available-for-sale security is based on the quoted price on an active public exchange.
Non-Recurring Fair Value Measurements
Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. During the year ended December 31, 2019, Mattel impaired certain property, plant, and equipment totaling $38.7 million, of which $25.9 million related to the impairment of certain American Girl retail store assets. The fair value of the American Girl retail stores was determined based on the income approach, with Level 3 inputs utilizing certain market participant assumptions. These inputs included revenue forecasts, profit forecasts, and the discount rate. The other impairment charges of $12.8 million was primarily related to the full impairment of certain tools, dies, and molds and machinery equipment due to discontinued use. Subsequent to these impairment charges, the remaining value attributed to the impaired assets was immaterial as of December 31, 2019.
During the year ended December 31, 2018, Mattel fully impaired certain intangible assets and property, plant, and equipment of $18.2 million due to discontinued use. Subsequent to these impairment charges, there was no remaining value attributed to these assets as of December 31, 2018.
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
The estimated fair value of Mattel’s long-term debt was $3.00 billion (compared to a carrying value of $2.90 billion) as of December 31, 2019 and $2.49 billion (compared to a carrying value of $2.90 billion) as of December 31, 2018. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 12—Commitments and Contingencies
Licensing and Similar Agreements and Other Purchasing Obligations
In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel’s right to create and market certain products.  These arrangements include royalty payments pursuant to licensing agreements that routinely contain provisions for guarantees or minimum expenditures during the term of the contract. Mattel also enters into contractual arrangements for commitments of future purchases of goods and services to ensure availability and timely delivery. Current and future commitments for guaranteed payments reflect Mattel’s focus on expanding its product lines through alliances with businesses in other industries.
Licensing and similar agreements in effect at December 31, 2019 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2020	$85,376
2021	53,653
2022	42,949
2023	1,506
2024	826
Thereafter	—
$184,310

Royalty expense for 2019, 2018, and 2017 was $220.2 million, $224.0 million, and $244.5 million, respectively.
The following table shows the future minimum obligations for purchases of inventory, services, and other items as of December 31, 2019:

Other Purchase Obligations
(In thousands)
2020	$249,567
2021	54,397
2022	37,943
2023	—
2024	—
Thereafter	—
$341,907

Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and property risks. For the year ended December 31, 2019, Far West insured the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence for product liability risks, and up to $1.0 million per occurrence for property risks. Various insurance companies that have an "A" or better AM Best rating at the time the policies are purchased reinsured Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported workers' compensation, general, automobile, product liability, and property claims at December 31, 2019 and 2018 totaled $12.0 million and $12.3 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

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
The first phase of the first trial resulted in a unanimous jury verdict on July 17, 2008 in favor of Mattel. The jury found that almost all of the Bratz design drawings and other works in question were created by Bryant while he was employed at Mattel; that MGA and Isaac Larian intentionally interfered with the contractual duties owed by Bryant to Mattel, aided and abetted Bryant's breaches of his duty of loyalty to Mattel, aided and abetted Bryant’s breaches of the fiduciary duties he owed to Mattel, and converted Mattel property for their own use. The same jury determined that defendants MGA, Larian, and MGA Entertainment (HK) Limited infringed Mattel's copyrights in the Bratz design drawings and other Bratz works, and awarded Mattel total damages of approximately $100 million against the defendants. On December 3, 2008, the Court issued a series of orders rejecting MGA's equitable defenses and granting Mattel’s motions for equitable relief, including an order enjoining the MGA party defendants from manufacturing, marketing, or selling certain Bratz fashion dolls or from using the "Bratz" name. The Court stayed its December 3, 2008 injunctive orders until further order of the Court.

The parties filed and argued additional motions for post-trial relief, including a request by MGA to enter judgment as a matter of law on Mattel's claims in MGA's favor and to reduce the jury’s damages award to Mattel. Mattel additionally moved for the appointment of a receiver. On April 27, 2009, the Court entered an order confirming that Bratz works found by the jury to have been created by Bryant during his Mattel employment were Mattel's property and that hundreds of Bratz female fashion dolls infringe Mattel’s copyrights. The Court also upheld the jury's award of damages in the amount of $100 million and ordered an accounting of post-trial Bratz sales. The Court further vacated the stay of the December 3, 2008 orders.
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
Trial of all remaining claims began in early January 2011. During the trial, and before the case was submitted to the jury, the Court granted MGA's motions for judgment as to Mattel’s claims for aiding and abetting breach of duty of loyalty and conversion. The Court also granted a defense motion for judgment on portions of Mattel’s claim for misappropriation of trade secrets relating to thefts by former Mattel employees located in Mexico.
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

In early August 2011, the Court ruled on post-trial motions. The Court rejected MGA's unfair competition claims and also rejected Mattel's equitable defenses to MGA’s misappropriation of trade secrets claim. The Court reduced the jury's damages award of $88.5 million to $85.0 million. The Court awarded MGA an additional $85.0 million in punitive damages and approximately $140 million in attorney's fees and costs. The Court entered a judgment which totaled approximately $310 million in favor of MGA.
On August 11, 2011, Mattel appealed the judgment, challenging on appeal the entirety of the District Court’s monetary award in favor of MGA, including both the award of $170 million in damages for alleged trade secret misappropriation and approximately $140 million in attorney's fees and costs. On January 24, 2013, the Ninth Circuit Court of Appeals issued a ruling on Mattel's appeal. In that ruling, the Court found that MGA's claim for trade secrets misappropriation was not compulsory to any Mattel claim and could not be filed as a counterclaim-in-reply. Accordingly, the Court of Appeals vacated the portion of the judgment awarding damages and attorney's fees and costs to MGA for prevailing on its trade secrets misappropriation claim, totaling approximately $172.5 million. It ruled that, on remand, the District Court must dismiss MGA’s trade secret claim without prejudice. In its ruling, the Court of Appeals also affirmed the District Court’s award of attorney's fees and costs under the Copyright Act. Accordingly, Mattel recorded a litigation accrual of approximately $138 million during the fourth quarter of 2012 to cover these fees and costs.
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
On January 13, 2014, MGA filed a new, but virtually identical, trade secrets claim against Mattel in Los Angeles County Superior Court. In its complaint, MGA purports to seek damages in excess of $1 billion. On December 3, 2014, the Court overruled Mattel's request to dismiss MGA's case as barred as a result of prior litigation between the parties. On July 31, 2017, Mattel filed a motion for summary judgment on the grounds that MGA's complaint is barred by the statute of limitations.  On February 13, 2018, the Court granted Mattel's summary judgment motion. Consistent with this ruling, the Court entered judgment for Mattel on March 8, 2018. On April 24, 2018, MGA filed a Notice of Appeal of the judgment, and on December 20, 2018, MGA filed its opening appellate brief. On April 18, 2019, Mattel filed its responsive appellate brief, and on June 19, 2019, MGA filed its reply brief. Oral argument took place on October 24, 2019, and on October 29, 2019, the Court of Appeal issued a decision in favor of Mattel, affirming the granting of summary judgment. On December 9, 2019, MGA filed a Petition for Review with the California Supreme Court, to which Mattel responded on December 30, 2019. The California Supreme Court denied MGA's Petition for Review on February 11, 2020. Mattel does not presently believe that damages in any amount are reasonably possible.  Accordingly, no liability has been accrued to date.

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
The second court-appointed expert’s report submitted at trial did not assign a value to any of Yellowstone’s claims and found no evidence of causation between Mattel do Brasil's actions and such claims.
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
In September 2010, Yellowstone filed a further appeal with the Appeals Court. Under Brazilian law, the appeal was de novo and Yellowstone restated all of the arguments it made at the Trial Court level. Yellowstone did not provide any additional information supporting its unspecified alleged damages. The Appeals Court held hearings on the appeal in March and April 2013. On July 26, 2013, the Appeals Court awarded Yellowstone approximately $17 million in damages, plus attorney's fees, as adjusted for inflation and interest. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. On August 2, 2013, Mattel do Brasil filed a motion with the Appeals Court for clarification since the written decision contained clear errors in terms of amounts awarded and interest and inflation adjustments. Mattel do Brasil's motion also asked the Appeals Court to decide whether Yellowstone’s award could be offset by the counterclaim award, despite Yellowstone's status as a bankrupt entity. Yellowstone also filed a motion for clarification on August 5, 2013. A decision on the clarification motions was rendered on November 11, 2014, and the Appeals Court accepted partially the arguments raised by Mattel do Brasil. As a result, the Appeals Court awarded Yellowstone approximately $14.5 million in damages, as adjusted for inflation and interest, plus attorney's fees. The Appeals Court also awarded Mattel do Brasil approximately $7.5 million on its counterclaim, as adjusted for inflation. The decision also recognized the existence of legal rules that support Mattel do Brasil's right to offset its counterclaim award of approximately $7.5 million. Mattel do Brasil filed a new motion for clarification with the Appeals Court on January 21, 2015, due to the incorrect statement made by the reporting judge of the Appeals Court, that the court-appointed expert analyzed the "accounting documents" of Yellowstone. On April 26, 2015, a decision on the motion for clarification was rendered. The Appeals Court ruled that the motion for clarification was denied and imposed a fine on Mattel do Brasil equal to 1% of the value of the claims made for the delay caused by the motion. On July 3, 2015, Mattel do Brasil filed a special appeal to the Superior Court of Justice based upon both procedural and substantive grounds. This special appeal sought to reverse the Appeals Court's decision of July 26, 2013, and to reverse the fine as inappropriate under the law. This special appeal was submitted to the Appeals Court.

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
In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter, but the settlement was later rejected by the courts, subject to a pending appeal by Mattel.
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. On January 27, 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of December 31, 2019, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.
2017 Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California, (consolidating Waterford Township Police & Fire Retirement System v. Mattel, Inc., et al., filed June 27, 2017; and Lathe v. Mattel, Inc., et al., filed July 6, 2017) against Mattel, Christopher A. Sinclair, Richard Dickson, Kevin M. Farr, and Joseph B. Johnson alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period October 20, 2016 through April 20, 2017. In general, the lawsuit asserts allegations that the defendants artificially inflated Mattel's common stock price by knowingly making materially false and misleading statements and omissions to the investing public about retail customer inventory, the alignment between point-of-sale and shipping data, and Mattel's overall financial condition. The lawsuit alleges that the defendants' conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices. On May 24, 2018, the Court granted Mattel's motion to dismiss the class action lawsuit, and on June 25, 2018, the plaintiff filed a motion informing the Court he would not be filing an amended complaint. Judgment was entered in favor of Mattel and the individual defendants on September 19, 2018. The plaintiff filed his Notice of Appeal on October 16, 2018 and his opening appellate brief on February 25, 2019. On April 26, 2019, Mattel filed its responsive appellate brief, and on June 17, 2019, plaintiff filed his reply brief. Oral argument occurred on February 4, 2020, and on February 20, 2020, the Court of Appeals affirmed the dismissal of the lawsuit.
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

2019 Securities Litigation
A purported class action lawsuit is pending in the United States District Court for the Central District of California (Wyatt v. Mattel, Inc., et al., filed March 6, 2019) against Mattel, Ynon Kreiz, and Joseph J. Euteneuer alleging federal securities laws violations in connection with statements allegedly made by the defendants during the period February 7, 2019 through February 15, 2019. In general, the lawsuit alleges that the defendants artificially inflated Mattel's common stock price by knowingly making materially false and misleading statements and omissions to the investing public about Mattel's Structural Simplification Program and regarding prospects for Barbie and Hot Wheels in 2019. The lawsuit alleges that the defendants' conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices. In August 2019, Mattel and the individual defendants filed a motion to dismiss the case, and oral arguments occurred in December 2019. On January 21, 2020, Mattel’s motion to dismiss was granted. While plaintiff was granted leave to file an amended complaint, she elected to dismiss her case with prejudice.
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
Twenty-eight additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-two children. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
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
Litigation and Investigations Related to Whistleblower Letter
In December 2019 and January 2020, two stockholders filed separate complaints styled as class actions against Mattel, Inc., and certain of its current and former officers, alleging violations of federal securities laws. The complaints rely on the results of an investigation announced by Mattel in October 2019 regarding allegations in a whistleblower letter and claim that Mattel misled the market in several of its financial statements beginning in the third quarter of 2017. The lawsuits allege that the defendants' conduct caused the plaintiff and other stockholders to purchase Mattel common stock at artificially inflated prices.
The lawsuit seeks unspecified compensatory damages, attorneys' fees, expert fees, and/or costs. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them.
A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Mattel also received a subpoena in December 2019 from the SEC, seeking documents related to the whistleblower letter and subsequent investigation, and is responding to the SEC's subpoena. Mattel is also responding to requests from the United States Attorney's Office for the Southern District of New York ("SDNY") related to this matter. Mattel cannot predict the eventual scope, duration or outcome of potential legal action by the SEC or SDNY, if any, or whether any such action could have a material impact on Mattel's financial condition, results of operations or cash flows.

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
Vehicles—including brands such as Hot Wheels, Matchbox, and CARS (Disney Pixar).
Action Figures, Building Sets, and Games—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (NBCUniversal), and WWE.
Segment Data
Mattel's operating segments are: (i) North America, which consists of the U.S. and Canada; (ii) International; and (iii) American Girl. The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.
The following tables present information about revenues, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in the tables below). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel's Chief Operating Decision Maker uses gross and net sales by segment as metrics to measure segment performance. Such sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) represents each segment's operating income (loss), while consolidated operating income (loss) represents income (loss) from operations before net interest, other non-operating expense, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, certain severance and other restructuring costs, share-based compensation, corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017 (b)
	(In thousands)
Revenues by Segment
North America	$2,432,299	$2,422,108	$2,536,654
International	2,363,786	2,312,230	2,503,527
American Girl	268,489	341,191	473,944
Gross sales	5,064,574	5,075,529	5,514,125
Sales adjustments	(560,003)	(560,719)	(632,632)
Net sales	$4,504,571	$4,514,810	$4,881,493

Segment Income (Loss)
North America	$357,039	$220,769	$102,710
International	166,873	13,915	(6,322)
American Girl	(58,813)	(17,726)	(72,968)
	465,099	216,958	23,420
Corporate and other expense (a)	(425,859)	(451,307)	(359,118)
Operating income (loss)	39,240	(234,349)	(335,698)
Interest expense	201,044	181,886	105,214
Interest (income)	(6,166)	(6,463)	(7,777)
Other non-operating expense, net	2,650	7,331	68,110
Loss before income taxes	$(158,288)	$(417,103)	$(501,245)

(a)
Corporate and other expense includes (i) incentive compensation expense of $119.5 million, $84.1 million, and $19.4 million for 2019, 2018, and 2017, respectively; (ii) $40.5 million, $104.1 million, and $65.1 million of charges related to severance and other restructuring costs for 2019, 2018, and 2017, respectively; and (iii) share-based compensation expense of $56.0 million, $48.9 million, and $67.1 million for 2019, 2018, and 2017, respectively.

(b)
In accordance with ASU 2017-07, prior period amounts have been retrospectively adjusted, which resulted in a reclassification of $3.4 million of expense, net from other selling and administrative expenses, which is included in corporate and other expense, to other non-operating expense, net for the year ended December 31, 2017.

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Depreciation/Amortization by Segment
North America	$112,988	$130,087	$118,898
International	85,496	95,480	96,623
American Girl	12,416	14,391	22,615
	210,900	239,958	238,136
Corporate and other	33,618	31,974	36,631
Depreciation and amortization	$244,518	$271,932	$274,767

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Assets by Segment
North America	$569,819	$615,654	$692,232
International	721,251	728,870	825,227
American Girl	35,004	43,748	100,184
	1,326,074	1,388,272	1,617,643
Corporate and other	105,789	124,700	107,713
Accounts receivable and inventories, net	$1,431,863	$1,512,972	$1,725,356

The table below presents worldwide revenues by categories:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Revenues by Categories (a)
Dolls	$1,724,008	$1,730,907	$1,725,865
Infant, Toddler, and Preschool	1,257,646	1,417,820	1,677,223
Vehicles	1,101,338	1,065,452	1,242,790
Action Figures, Building Sets, and Games	981,582	861,350	868,247
Gross sales	5,064,574	5,075,529	5,514,125
Sales adjustments	(560,003)	(560,719)	(632,632)
Net sales	$4,504,571	$4,514,810	$4,881,493

(a)	Mattel modified its reporting structure for revenues in the first quarter of 2019 to disclose revenues by categories.
The table below presents worldwide revenues by brand category:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Revenues by Top 3 Power Brands
Barbie	$1,159,768	$1,088,953	$954,892
Hot Wheels	925,854	834,058	777,341
Fisher-Price and Thomas & Friends	1,131,750	1,185,669	1,370,543
Other	1,847,202	1,966,849	2,411,349
Gross sales	5,064,574	5,075,529	5,514,125
Sales adjustments	(560,003)	(560,719)	(632,632)
Net sales	$4,504,571	$4,514,810	$4,881,493

Geographic Information
The tables below present information by geographic area. Revenues are attributed to countries based on location of customer. Long-lived assets principally include goodwill, property, plant, and equipment, net, and identifiable intangibles, net.

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Revenues
North American Region (a)	$2,700,788	$2,763,299	$3,010,598
International Region (b):
EMEA	1,292,948	1,252,424	1,281,671
Latin America	666,102	653,992	675,286
Asia Pacific	404,736	405,814	546,570
Total International Region	2,363,786	2,312,230	2,503,527
Gross sales	5,064,574	5,075,529	5,514,125
Sales adjustments	(560,003)	(560,719)	(632,632)
Net sales	$4,504,571	$4,514,810	$4,881,493

	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Long-Lived Assets
North American Region (c)	$1,429,549	$1,466,413	$1,543,662
International Region	1,276,616	1,374,676	1,506,503
Consolidated total	$2,706,165	$2,841,089	$3,050,165

(a)	Revenues for the North American Region include revenues attributable to the U.S. of $2.54 billion, $2.60 billion, and $2.82 billion for 2019, 2018, and 2017, respectively.

(b)
Mattel reorganized its regional reporting structure in the first quarter of 2019. As a result, the new regions are Europe, the Middle East, and Africa ("EMEA"), Latin America, and Asia Pacific. The Middle East, Africa, Russia, and Turkey were previously included in the Asia Pacific regions (previously Global Emerging Markets) and are now included in EMEA (previously Europe). Prior period amounts have been reclassified to conform to the current period presentation.

(c)	Long-lived assets for the North American Region include long-lived assets attributable to the U.S. of $1.39 billion, $1.42 billion, and $1.49 billion for 2019, 2018, and 2017, respectively.
Major Customers
Sales to Mattel’s two largest customers accounted for 32%, 34%, and 29% of worldwide consolidated net sales for 2019, 2018, and 2017, respectively, as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In billions)
Walmart	$1.01	$1.07	$1.02
Target	$0.44	$0.45	$0.37

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
Mattel completed its Structural Simplification cost savings program as of December 31, 2019. In connection with the Structural Simplification cost savings program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Year Ended
	December 31, 2019	December 31, 2018
	(In thousands)
Cost of sales (a)	$—	$5,741
Other selling and administrative (b)	21,516	104,089
	$21,516	$109,830

(a)	Severance and other restructuring costs recorded within cost of sales include plant restructuring charges.

(b)
Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in Corporate and Other expense in "Note 13 to the Consolidated Financial Statements—Segment Information."

The following table summarizes Mattel's severance and other restructuring costs activity related to the Structural Simplification cost savings program for the year ended December 31, 2019:

	Liability at December 31, 2018	Charges	Payments/Utilization	Liability at December 31, 2019
	(In thousands)
Severance	$27,670	$11,742	$(30,010)	$9,402
Other restructuring costs (a)	13,722	9,774	(16,905)	6,591
	$41,392	$21,516	$(46,915)	$15,993

(a)	Consists primarily of consulting fees.
Mattel has recorded cumulative severance and other restructuring charges of $176.5 million related to the Structural Simplification cost savings program.
Capital Light Program
During the first quarter of 2019, Mattel announced the commencement of its Capital Light program to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain.

In connection with the Capital Light program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

For the Year Ended December 31, 2019
(In thousands)
Cost of sales (a)	$18,579
Other selling and administrative (b)	18,992
$37,571

(a)	Severance and other restructuring costs recorded within cost of sales include plant restructuring charges.

(b)
Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in Corporate and Other expense in "Note 13 to the Consolidated Financial Statements—Segment Information."

The following table summarizes Mattel's severance and other restructuring charges activity related to the Capital Light program for the year ended December 31, 2019:

	Liability at December 31, 2018	Charges	Payments/Utilization	Liability at December 31, 2019
	(In thousands)
Severance	$—	$18,992	$(12,841)	$6,151
Other restructuring charges (a)	—	18,579	(7,095)	11,484
	$—	$37,571	$(19,936)	$17,635
______________________________________________________________________

(a)	Consists primarily of plant restructuring non-cash charges and exit obligation.
To date, Mattel has recorded cumulative severance and other restructuring charges of $37.6 million, which includes non-cash charges of approximately $11 million. Mattel expects to incur total severance and restructuring charges, excluding non-cash charges, of approximately $35 million related to the Capital Light program.
Note 15—Income Taxes
Consolidated pre-tax loss consists of the following:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
U.S. operations	$(330,139)	$(344,443)	$(269,244)
Foreign operations	171,851	(72,660)	(232,001)
	$(158,288)	$(417,103)	$(501,245)

The provision for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Current
Federal	$5,520	$3,935	$(3,153)
State	2,170	1,340	1,885
Foreign	68,837	95,404	113,315
	76,527	100,679	112,047
Deferred
Federal	(5,610)	(4,630)	422,397
State	68	(3,368)	38,819
Foreign	(15,761)	23,515	(19,929)
	(21,303)	15,517	441,287
Provision for income taxes	$55,224	$116,196	$553,334

Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, research and development expenses, employee compensation-related expenses, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. In the fourth quarter of 2019, Mattel transferred certain intangible property rights among its wholly-owned subsidiaries, which resulted in an increase in deferred tax assets of approximately $245 million. Based on available objective evidence, management believes it is not more-likely-than-not that these additional deferred tax assets will be realizable as of December 31, 2019, and therefore, are offset by a full valuation allowance. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31, 2019	December 31, 2018
	(In thousands)
Tax credit carryforwards	$59,640	$64,895
Research and development expenses	58,340	76,906
Net operating loss carryforwards	234,640	187,741
Allowances and reserves	100,896	94,168
Deferred compensation	67,689	63,641
Postretirement benefits	33,839	24,666
Intangible assets	245,138	419
Other	43,485	48,262
Gross deferred income tax assets	843,667	560,698
Intangible assets	(190,677)	(196,012)
Other	(31,024)	(15,782)
Gross deferred income tax liabilities	(221,701)	(211,794)
Deferred income tax asset valuation allowances	(610,560)	(365,820)
Net deferred income tax assets (liabilities)	$11,406	$(16,916)

Net deferred income tax assets (liabilities) are reported in the consolidated balance sheets as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Other noncurrent assets	$67,900	$49,937
Other noncurrent liabilities	(56,494)	(66,853)
	$11,406	$(16,916)

As of December 31, 2019, Mattel had federal, state and foreign loss carryforwards totaling $672.1 million and tax credit carryforwards of $52.6 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforwards	Tax Credit Carryforwards
	(In thousands)
2020–2024	$40,890	$456
Thereafter	187,120	31,809
No expiration date	444,094	20,293
Total	$672,104	$52,558

Periodically, Mattel considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely-than-not that some or all of the deferred tax assets will not be realized. During the third quarter of 2017, Mattel established a valuation allowance on U.S. deferred tax assets that will more than likely not be realized due to the determination that negative evidence outweighed the positive evidence. As of December 31, 2019, Mattel's valuation allowance on its federal and state deferred tax assets was approximately $300 million. Changes in the valuation allowance in 2019 primarily related to current year losses and credits generated. As of December 31, 2018, Mattel's valuation allowance on its federal and state deferred tax assets was approximately $291 million. Changes in the valuation allowance in 2018 primarily related to the utilization of loss and credit carryforwards against the tax on the inclusion of accumulated foreign earnings under the U.S. Tax Act, offset by current year losses and credits generated.

In addition, as of December 31, 2019, management determined that a valuation allowance of approximately $311 million was required for certain foreign deferred tax assets that will more than likely not be realized due to the determination that negative evidence outweighed the positive evidence. Changes in the valuation allowance for 2019 primarily related to increases in the valuation allowance as related to the transfer of intangible property rights as described above. For the remaining foreign deferred tax assets without a valuation allowance, management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining deferred income tax assets. As of December 31, 2018, management determined that a valuation allowance of approximately $75 million was required for certain foreign deferred tax assets that will more than likely not be realized due to the determination that negative evidence outweighed the positive evidence. Changes in the valuation allowance for 2018 primarily related to increases in the valuation allowance related to losses without benefits, offset by decreases in the valuation allowance for certain deferred tax assets and expirations of tax loss and/or tax credit carryforwards.

Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Benefit at U.S. federal statutory rate	$(33,240)	$(87,592)	$(175,436)
Increase resulting from:
U.S. valuation allowance	19,141	64,907	558,976
Foreign earnings taxed at different rates, including foreign losses without benefit	51,612	103,231	266,807
U.S. Tax Act (a)	—	3,709	(107,049)
State and local taxes, net of U.S. federal (expense) benefit	2,438	(2,028)	2,254
Adjustments to previously accrued taxes	14,160	6,621	5,159
Change in indefinite reinvestment assertion	(2,700)	14,566	—
Other (b)	3,813	12,782	2,623
Provision for income taxes	$55,224	$116,196	$553,334

(a)	For 2018, U.S. Tax Act expense was netted with utilization of carryover tax attributes and current year generated tax attributes.

(b)	For 2018, Other includes $8.1 million of tax credit expiration.
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
A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Unrecognized tax benefits at January 1	$119,818	$116,070	$109,347
Increases for positions taken in current year	3,836	7,548	4,171
Increases for positions taken in a prior year	29,487	25,239	19,318
Decreases for positions taken in a prior year	(10,150)	(1,813)	(5,637)
Decreases for settlements with taxing authorities	(1,982)	(1,143)	(2,349)
Decreases for lapses in the applicable statute of limitations	(3,080)	(26,083)	(8,780)
Unrecognized tax benefits at December 31	$137,929	$119,818	$116,070

Of the $137.9 million of unrecognized tax benefits as of December 31, 2019, $61.7 million would impact the effective tax rate if recognized, of which $76.2 million would result in an increase in the valuation allowance.
Mattel recognized a decrease of interest and penalties of $1.6 million in 2019, an increase of $7.9 million in 2018, and an increase of $1.6 million in 2017, related to unrecognized tax benefits, which are reflected in the provision for income taxes in the consolidated statements of operations. As of December 31, 2019, Mattel accrued $24.8 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of December 31, 2018, Mattel accrued $26.4 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized.
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
As of the fourth quarter of 2018, at the close of the SAB 118 measurement period, Mattel recorded a $3.7 million tax expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). In January 2018, the FASB issued guidance stating that a company must make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income ("GILTI") as a current-period expense when incurred (the "period cost method") or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the "deferred method"). Mattel has elected the period cost method with respect to reporting taxes due on GILTI income inclusions.
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
In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. Mattel remains subject to IRS examination for the 2016 through 2019 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various jurisdictions, including California for the 2008 through 2019 tax years, New York for the 2017 through 2019 tax years, and Wisconsin for the 2009 through 2019 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in various foreign jurisdictions including Hong Kong for the 2012 through 2019 tax years, Brazil for the 2014 through 2019 tax years, Mexico for the 2012 through 2019 tax years, Netherlands for the 2014 through 2019 tax years, and Russia for the 2016 through 2019 tax years. Based on the current status of federal, state, local, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $12.3 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

Mattel has recorded a deferred tax liability of $11.9 million and $14.6 million related to undistributed earnings of certain foreign subsidiaries as of December 31, 2019 and December 31, 2018, respectively. The impact in 2019 was a tax benefit of $2.7 million mainly related to withholding tax rate change during the year. Taxes have not been provided on approximately $6.7 billion of undistributed foreign U.S. GAAP retained earnings of which $4.7 billion was previously taxed under the Tax Act. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when the Company determines that it is advantageous for business operations or cash management purposes.

Note 16—Supplemental Financial Information

	December 31, 2019	December 31, 2018
	(In thousands)
Inventories include the following:
Raw materials and work in process	$103,123	$115,966
Finished goods	392,381	426,923
	$495,504	$542,889
Other noncurrent assets include the following:
Identifiable intangibles (net of accumulated amortization of $248.0 million and $207.9 million at December 31, 2019 and 2018, respectively)	$553,114	$587,528
Deferred income taxes	67,900	49,937
Other	212,198	209,541
	$833,212	$847,006
Accrued liabilities include the following:
Incentive compensation	$122,923	$87,086
Royalties	94,228	98,011
Advertising and promotion	93,804	86,935
Lease liability	74,065	—
Other	384,493	422,239
	$769,513	$694,271
Other noncurrent liabilities include the following:
Benefit plan liabilities	212,280	186,380
Noncurrent tax liabilities	125,515	150,960
Other	101,206	132,329
	$439,001	$469,669

	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Currency transaction losses included in:
Operating income (loss)	$164	$(5,061)	$(29,678)
Other non-operating expense, net	(527)	(3,328)	(6,525)
Net transaction losses	$(363)	$(8,389)	$(36,203)
Other selling and administrative expenses include the following:
Design and development	$197,226	$205,368	$225,245
Identifiable intangible asset amortization	$40,112	$39,095	$23,273
Bad debt expense, net	$967	$40,894	$17,568

Note 17—Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2019
Net sales	$689,246	$860,063	$1,481,557	$1,473,705
Cost of sales	449,456	518,679	795,130	760,527
Gross profit	239,790	341,384	686,427	713,178
Advertising and promotion expenses	69,465	84,489	170,379	227,184
Other selling and administrative expenses	297,336	308,311	365,961	418,414
Operating (loss) income	(127,011)	(51,416)	150,087	67,580
(Loss) income before income taxes	(173,601)	(95,824)	101,955	9,182
Net (loss) income (a)	(176,296)	(107,987)	70,596	175
Net (loss) income (a) per common share - basic	$(0.51)	$(0.31)	$0.20	$0.00
Weighted average number of common shares	345,852	345,941	346,698	346,727
Net (loss) income per common share - diluted	$(0.51)	$(0.31)	$0.20	$0.00
Weighted average number of common and potential common shares	345,852	345,941	348,487	348,268

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Year Ended December 31, 2018
Net sales	$708,372	$844,706	$1,437,451	$1,524,281
Cost of sales	489,499	587,546	824,395	814,687
Gross profit	218,873	257,160	613,056	709,594
Advertising and promotion expenses	70,837	82,393	165,308	205,750
Other selling and administrative expenses	424,617	360,000	325,874	398,253
Operating (loss) income	(276,581)	(185,233)	121,874	105,591
(Loss) income before income taxes	(313,905)	(230,064)	72,592	54,274
Net (loss) income (a)	(311,253)	(237,963)	6,278	9,639
Net (loss) income (a) per common share - basic	$(0.90)	$(0.69)	$0.02	$0.03
Weighted average number of common shares	344,434	344,584	345,285	345,720
Net (loss) income (a) per common share - diluted	$(0.90)	$(0.69)	$0.02	$0.03
Weighted average number of common and potential common shares	344,434	344,584	345,672	345,846

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2019.
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
Remediation of Previously Identified Material Weakness
Management has concluded that the material weakness in internal control over financial reporting described in Part II, Item 9A, “Control and Procedures”, in our Annual Report on Form 10-K/A for the year ended December 31, 2018 has been remediated as of December 31, 2019. As described in our Form 10-K/A, management developed and designed more robust procedures relating to disclosure committee controls and procedures. Management has evaluated these enhanced controls and has concluded they are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board General Information—Board Committees—Audit Committee"; "Executive Officers and Executive Compensation—Executive Officers"; and, to the extent applicable, "Stock Ownership and Reporting —Delinquent Section 16(a) Reports" in the Mattel 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019 (the "Proxy Statement").
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

PART IV
Item 15.    Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 "Financial Statements and Supplementary Data."

2.	Financial Statement Schedule for the Years Ended December 31, 2019, 2018 and 2017
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."

3.	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0*	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.1	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.2	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.3	Indenture, dated as of December 20, 2017, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	December 21, 2017
4.4	First Supplemental Indenture, dated as of May 31, 2018, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee	8-K	001-05647	4.1	June 1, 2018
4.5	Second Supplemental Indenture, dated as of December 14, 2018, by and among the Company, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee	8-K	001-05647	4.1	December 19, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.6	Indenture, dated as of November 20, 2019, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	November 20, 2019
4.7	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.8	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.9	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013
4.10	Form of 6.750% Senior Notes due 2025	8-K	001-05647	4.1	December 21, 2017
4.11	Form of 5.875% Senior Notes due 2027	8-K	001-05647	4.2	November 20, 2019
10.0	Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	June 9, 2015
10.1	Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	June 16, 2017
10.2	Amendment No. 2 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Corporate Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	September 21, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
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
		8-K	001-05647	99.4	April 3, 2018
10.8	First Amendment to Syndicated Facility Agreement, dated as of June 1, 2018, by and among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	June 1, 2018
10.9	Second Amendment to Syndicated Facility Agreement, dated as of December 14, 2018, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	December 19, 2018
10.10	Third Amendment to Syndicated Facility Agreement, dated as of November 20, 2019, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	November 20, 2019
10.11+	Letter Agreement between Mattel, Inc. and Richard Dickson dated May 16, 2014 regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.12+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated February 19, 2015, regarding an offer of employment for the position of Interim Chief Executive Officer	10-Q	001-05647	10.3	April 28, 2015
10.13+	Letter Agreement between Mattel, Inc. and Joseph B. Johnson, dated March 11, 2015, regarding an offer of employment for the position of SVP and Corporate Controller	8-K	001-05647	10.1	May 4, 2015
10.14+	Letter Agreement between Mattel, Inc. and Christopher A. Sinclair, dated April 15, 2015, regarding an offer of employment for the position of Chief Executive Officer	10-Q	001-05647	10.4	July 28, 2015
10.15+	Letter Agreement between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	January 17, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.16+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Margaret H. Georgiadis, dated January 11, 2017	8-K	001-05647	10.2	January 17, 2017
10.17+	Letter Agreement between Mattel, Inc. and Kevin M. Farr, dated August 16, 2017, regarding his separation from Mattel	8-K	001-05647	10.1	August 18, 2017
10.18+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017, regarding an offer of employment for the position of Chief Financial Officer	8-K	001-05647	10.1	October 3, 2017
10.19+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017	8-K	001-05647	10.2	October 3, 2017
10.20+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer's long-term incentive grant value	10-Q	001-05647	10.9	July 25, 2018
10.21+	Letter Agreement between Mattel, Inc. and Amanda Thompson, dated August 23, 2017, regarding an offer of employment for the position of EVP and Chief People Officer	10-K	001-05647	10.20	February 22, 2019
10.22+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.23+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018	8-K	001-05647	10.2	April 20, 2018
10.24+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.25+	Fixed Term Employment Agreement between Mattel Northern Europe A/S and Soren T. Laursen, dated October 8, 2018	10-K	001-05647	10.24	February 22, 2019
10.26+	Letter Agreement between Mattel and Yoon Hugh, dated April 15, 2019, regarding an offer of employment for the position of Senior Vice President and Corporate Controller	8-K	001-05647	10.1	April 19, 2019
10.27+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.28+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.29+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.30+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.31+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.32+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.33+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.34+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.35+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009
10.36+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-Q	001-05647	10.5	October 24, 2013
10.37+	Mattel, Inc. Executive Severance Plan (effective June 30, 2009) (the "Executive Severance Plan")	8-K	001-05647	10.4	July 2, 2009
10.38+	Amendment No. 1 to the Executive Severance Plan	10-Q	001-05647	10.6	October 24, 2013
10.39+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014) (the "Executive Severance Plan B" and collectively with the Executive Severance Plan, the "Executive Severance Plans")	8-K	001-05647	10.1	July 21, 2014
10.40+	The Mattel Cash Balance Excess Benefit Plan (as amended and restated, effective July 1, 2012)	10-K	001-05647	10.10	February 26, 2013
10.41+	Amendment No. 1 to the Mattel Cash Balance Excess Benefit Plan	10-Q	001-05647	10.7	October 24, 2013
10.42+	Mattel, Inc. Personal Investment Plan (amended and restated as of January 1, 2013) (the "PIP")	10-K	001-05647	10.11	February 26, 2013
10.43+	Amendment One to the PIP	10-K	001-05647	10.21	February 26, 2014
10.44+	Amendment Two to the PIP	10-K	001-05647	10.22	February 25, 2015
10.45+	Amendment Three to the PIP	10-K	001-05647	10.23	February 25, 2015
10.46+	Amendment Four and Merger Agreement for the PIP and the MEGA Brands America, Inc. 401(k) Savings Plan	10-K	001-05647	10.24	February 25, 2015
10.47+	Amendment Five to the PIP	10-Q	001-05647	10.6	July 28, 2015
10.48+	Amendment Six to the PIP	10-K	001-05647	10.35	February 23, 2017
10.49+	Mattel, Inc. 2005 Equity Compensation Plan (the "2005 Plan")	DEF 14A	001-05647	Appendix C	April 13, 2005
10.50+	Amendment No. 1 to the 2005 Plan	10-K	001-05647	10.76	February 26, 2009
10.51+	Amendment No. 2 to the 2005 Plan	10-Q	001-05647	10.1	April 29, 2009
10.52+	Amendment No. 3 to the 2005 Plan	10-Q	001-05647	10.8	October 24, 2013
10.53+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	DEF 14A	001-05647	Appendix A	March 30, 2010
10.54+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013
10.55+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.56+	First Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 25, 2018
10.57+	Second Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 26, 2019
10.58+*	Third Amendment to the Amended 2010 Plan
10.59+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.60+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to certain Executive Officers with employment agreements under the 2010 Plan	10-Q	001-05647	10.5	October 27, 2010
10.61+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the 2010 Plan	10-Q	001-05647	10.6	October 27, 2010
10.62+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.4	October 27, 2015
10.63+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.5	October 27, 2015
10.64+	Form of Grant Agreement for grants of RSUs to employees under the Amended 2010 Plan	10-Q	001-05647	10.6	October 27, 2015
10.65+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	October 27, 2015
10.66+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	October 27, 2015
10.67+	Form of Grant Agreement for grants of NQSOs to employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.68+	Form of Grant Agreement for grants of Performance Units to participants in the Executive Severance Plans under the Amended 2010 Plan	10-Q	001-05647	10.1	April 28, 2016
10.69+	Form of Grant Agreement for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.2	April 28, 2016
10.70+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.71+	Notice of Grant and Grant Agreement for February 8, 2017 make-whole grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.64	February 23, 2017
10.72+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of RSUs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.65	February 23, 2017
10.73+	Notice of Grant and Grant Agreement for February 8, 2017 new-hire grant of NQSOs to Margaret H. Georgiadis under the Amended 2010 Plan	10-K	001-05647	10.66	February 23, 2017
10.74+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.6	April 27, 2017
10.75+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.7	April 27, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.76+	Form of Grant Agreement as of March 20, 2017 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.8	April 27, 2017
10.77+	Grant Agreement for March 20, 2017 grant of Performance Units to Christopher A. Sinclair under the Amended 2010 Plan	10-Q	001-05647	10.9	April 27, 2017
10.78+	Grant Agreement for March 20, 2017 grant of Performance Units to Margaret H. Georgiadis under the Amended 2010 Plan	10-Q	001-05647	10.10	April 27, 2017
10.79+	Grant Agreement for April 30, 2018 grant of performance-based non-qualified Stock Options to Ynon Kreiz under the Mattel, Inc. Amended 2010 Plan	10-Q	001-05647	10.4	July 25, 2018
10.80+	Form of Grant Agreement as of April 5, 2018 for grants of Long-Term Incentive Program performance-based restricted stock units (“Performance Units”) to senior executives under the Amended 2010 Plan	10-Q	001-05647	10.5	July 25, 2018
10.81+	Form of Grant Agreement as of April 5, 2018 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan under the Amended 2010 Plan	10-Q	001-05647	10.6	July 25, 2018
10.82+	Form of Grant Agreement as of April 5, 2018 for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-Q	001-05647	10.7	July 25, 2018
10.83+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.84+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer’s long-term incentive grant value	10-Q	001-05647	10.9	July 25, 2018
21.0*	Subsidiaries of the Registrant as of December 31, 2019
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 21, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 21, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 21, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL. (embedded within the Inline XBRL Document)

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
Date: February 25, 2020

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

Signature	Title	Date

/s/ YNON KREIZ	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2020
Ynon Kreiz

/S/ JOSEPH J. EUTENEUER	Chief Financial Officer (principal financial officer)	February 25, 2020
Joseph J. Euteneuer

/S/ YOON HUGH	Senior Vice President and Corporate Controller (principal accounting officer)	February 25, 2020
Yoon Hugh

/S/ RICHARD T. BRADLEY	Director	February 25, 2020
Richard T. Bradley

/S/ ADRIANA CISNEROS	Director	February 25, 2020
Adriana Cisneros

/S/ MICHAEL J. DOLAN	Director	February 25, 2020
Michael J. Dolan

/s/ SOREN LAURSEN	Director	February 25, 2020
Soren Laursen

/S/ ANN LEWNES	Director	February 25, 2020
Ann Lewnes

/S/ ROGER LYNCH	Director	February 25, 2020
Roger Lynch

/S/ DOMINIC NG	Director	February 25, 2020
Dominic Ng

/S/ JUDY D. OLIAN	Director	February 25, 2020
Judy D. Olian

/S/ VASANT M. PRABHU	Director	February 25, 2020
Vasant M. Prabhu

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
Year Ended December 31, 2019	$21,958	$967		$(4,459)	(a)	$18,466
Year Ended December 31, 2018	$25,378	$40,894		$(44,314)	(a)	$21,958
Year Ended December 31, 2017	$21,376	$17,568		$(13,566)	(a)	$25,378
Income Tax Valuation Allowances:
Year Ended December 31, 2019	$365,820	$284,629	(c)	$(39,889)	(b)	$610,560
Year Ended December 31, 2018	$580,937	$103,154	(c)	$(318,271)	(b)	$365,820
Year Ended December 31, 2017	$74,125	$514,661		$(7,849)	(b)	$580,937

(a)	Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.

(b)
Primarily represents projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2019, projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2018, and projected utilization and write-offs of loss carryforwards and certain deferred tax assets for 2017.

(c)
For the years ended December 31, 2019 and 2018, the additions represent increases related to losses without benefit. For the year ended December 31, 2019, the additions also represent an increase related to a deferred tax assets on the transfer of intangible asset rights.