Form 10-K/A
period 2019-12-31
MATTEL INC /DE/
filed 2020-02-27
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Mattel, Inc. (the "Company") for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 25, 2020 (the "Original Form 10-K"), is being filed for the sole purpose of replacing the consent in Exhibit 23.0 due to an administrative error that resulted in an improperly worded auditor's consent. A new Exhibit 23.0 with the appropriate corrections is filed as Exhibit 23.1 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(3)	Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
23.1*	Consent of Independent Registered Public Accounting Firm
31.0*	Certification of Principal Executive Officer dated February 27, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 27, 2020 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	The cover page from Amendment No. 1 to Mattel's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL. (embedded within the Inline XBRL Document)

*    Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant
By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer
Date: February 27, 2020

4