Form 10-Q
period 2020-03-31
MATTEL INC /DE/
filed 2020-05-06
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of April 17, 2020: 346,898,249 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, or in the future could be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of the COVID-19 pandemic on our business operations, financial results and financial position and on the global economy, including its impact on our sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (iii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (viii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as the bankruptcy and liquidation of Toys "R" Us, Inc., or changes in their purchasing or selling patterns; (ix) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (x) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (xi) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xii) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the bankruptcy and liquidation of Mattel’s significant retailers, such as Toys "R" Us, Inc. or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xiv) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xvi) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and (xxii) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors" in Mattel's 2019 Annual Report on Form 10-K, as amended (the "2019 Annual Report on Form 10-K") and in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019	December 31, 2019
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$499,407	$380,107	$630,028
Accounts receivable, net of allowances for credit losses of $20.9 million, $24.3 million, and $18.5 million, respectively	528,522	624,477	936,359
Inventories	560,645	615,828	495,504
Prepaid expenses and other current assets	218,516	274,674	186,083
Total current assets	1,807,090	1,895,086	2,247,974
Noncurrent Assets
Property, plant, and equipment, net	519,777	622,251	550,139
Right-of-use assets, net	298,288	327,419	303,187
Goodwill	1,382,852	1,388,758	1,390,714
Other noncurrent assets	796,345	848,853	833,212
Total Assets	$4,804,352	$5,082,367	$5,325,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$150,000	$—	$—
Accounts payable	306,440	324,949	459,357
Accrued liabilities	657,254	657,053	769,513
Income taxes payable	12,290	19,409	48,037
Total current liabilities	1,125,984	1,001,411	1,276,907
Noncurrent Liabilities
Long-term debt	2,848,924	2,853,454	2,846,751
Noncurrent lease liabilities	262,631	294,812	270,853
Other noncurrent liabilities	408,930	409,315	439,001
Total noncurrent liabilities	3,520,485	3,557,581	3,556,605
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,836,067	1,822,718	1,825,569
Treasury stock at cost: 94.5 million shares, 95.9 million shares, and 94.6 million shares, respectively	(2,316,110)	(2,353,175)	(2,318,921)
Retained earnings	1,202,440	1,450,397	1,413,181
Accumulated other comprehensive loss	(1,005,883)	(837,934)	(869,484)
Total stockholders' equity	157,883	523,375	491,714
Total Liabilities and Stockholders' Equity	$4,804,352	$5,082,367	$5,325,226
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited; in thousands, except per share amounts)
Net Sales	$594,069	$689,246
Cost of sales	338,886	449,456
Gross Profit	255,183	239,790
Advertising and promotion expenses	76,282	69,465
Other selling and administrative expenses	328,711	297,336
Operating Loss	(149,810)	(127,011)
Interest expense	48,980	46,958
Interest (income)	(2,084)	(2,272)
Other non-operating expense, net	2,143	1,904
Loss Before Income Taxes	(198,849)	(173,601)
Provision for income taxes	11,892	2,695
Net Loss	$(210,741)	$(176,296)
Net Loss Per Common Share - Basic	$(0.61)	$(0.51)
Weighted-average number of common shares	346,867	345,852
Net Loss Per Common Share - Diluted	$(0.61)	$(0.51)
Weighted-average number of common and potential common shares	346,867	345,852

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited; in thousands)
Net Loss	$(210,741)	$(176,296)
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(145,634)	14,133
Employee benefit plan adjustments	3,060	223
Net unrealized gains on available-for-sale security	195	1,877
Net unrealized gains on derivative instruments:
Unrealized holding gains	9,190	5,818
Amounts reclassified from accumulated other comprehensive loss	(3,210)	(759)
	5,980	5,059
Other Comprehensive (Loss) Income, Net of Tax	(136,399)	21,292
Comprehensive Loss	$(347,140)	$(155,004)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(Unaudited; in thousands)
Cash Flows From Operating Activities
Net loss	$(210,741)	$(176,296)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	43,654	52,071
Amortization	9,965	10,429
Share-based compensation	14,275	11,865
Bad debt expense	5,248	2,745
Inventory obsolescence	10,190	21,452
Deferred income taxes	5,210	(66)
Changes in assets and liabilities:
Accounts receivable	365,002	346,381
Inventories	(109,938)	(94,698)
Prepaid expenses and other current assets	(16,343)	(36,717)
Accounts payable, accrued liabilities, and income taxes payable	(316,291)	(321,874)
Other, net	25,280	(8,102)
Net cash flows used for operating activities	(174,489)	(192,810)
Cash Flows From Investing Activities
Purchases of tools, dies, and molds	(11,363)	(10,706)
Purchases of other property, plant, and equipment	(23,943)	(13,409)
(Payments for) proceeds from foreign currency forward exchange contracts, net	(46,565)	4,703
Other, net	714	212
Net cash flows used for investing activities	(81,157)	(19,200)
Cash Flows From Financing Activities
Proceeds from (payments for) short-term borrowings, net	150,000	(4,176)
Other, net	(678)	(173)
Net cash flows provided by (used for) financing activities	149,322	(4,349)
Effect of Currency Exchange Rate Changes on Cash	(24,297)	1,985
Decrease in Cash and Equivalents	(130,621)	(214,374)
Cash and Equivalents at Beginning of Period	630,028	594,481
Cash and Equivalents at End of Period	$499,407	$380,107
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2019	$441,369	$1,825,569	$(2,318,921)	$1,413,181	$(869,484)	$491,714
Net loss	—	—	—	(210,741)	—	(210,741)
Other comprehensive loss, net of tax	—	—	—	—	(136,399)	(136,399)
Issuance of treasury stock for restricted stock units vesting	—	(3,777)	2,811	—	—	(966)
Share-based compensation	—	14,275	—	—	—	14,275
Balance, March 31, 2020	$441,369	$1,836,067	$(2,316,110)	$1,202,440	$(1,005,883)	$157,883

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,626,693	$(859,226)	$666,901
Net loss	—	—	—	(176,296)	—	(176,296)
Other comprehensive income, net of tax	—	—	—	—	21,292	21,292
Issuance of treasury stock for restricted stock units vesting	—	(1,829)	1,442	—	—	(387)
Share-based compensation	—	11,865	—	—	—	11,865
Balance, March 31, 2019	$441,369	$1,822,718	$(2,353,175)	$1,450,397	$(837,934)	$523,375
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
The December 31, 2019 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in the 2019 Annual Report on Form 10-K.

2.	Accounts Receivable
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $20.9 million, $24.3 million, and $18.5 million as of March 31, 2020, March 31, 2019, and December 31, 2019, respectively.

3.	Inventories
Inventories include the following:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Raw materials and work in process	$107,880	$118,143	$103,123
Finished goods	452,765	497,685	392,381
	$560,645	$615,828	$495,504

4.	Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Land	$24,856	$25,071	$25,112
Buildings	297,910	298,022	302,956
Machinery and equipment	769,761	885,178	812,509
Software	367,143	398,071	364,391
Tools, dies, and molds	719,615	814,078	747,706
Leasehold improvements	179,872	241,769	183,250
	2,359,157	2,662,189	2,435,924
Less: accumulated depreciation	(1,839,380)	(2,039,938)	(1,885,785)
	$519,777	$622,251	$550,139

During the three months ended December 31, 2019, in conjunction with the Capital Light program, Mattel discontinued production at one of its plants based in Mexico and has committed to a plan to dispose of the land and building. These assets meet the held for sale criteria, are actively being marketed for sale, and are included within property, plant and equipment, net in the consolidated balance sheets.

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
The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2020 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact.

	December 31, 2019	Currency Exchange Rate Impact	March 31, 2020
	(In thousands)
North America	$732,430	$(1,945)	$730,485
International	450,713	(5,917)	444,796
American Girl	207,571	—	207,571
	$1,390,714	$(7,862)	$1,382,852

6.	Other Noncurrent Assets
Other noncurrent assets include the following:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Identifiable intangible assets (net of accumulated amortization of $258.0 million, $218.3 million, and $248.0 million, respectively)	$534,044	$580,497	$553,114
Deferred income taxes	62,674	50,510	67,900
Other	199,627	217,846	212,198
	$796,345	$848,853	$833,212

Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three months ended March 31, 2020 and 2019.

7.	Accrued Liabilities
Accrued liabilities include the following:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Incentive compensation	$135,833	$87,504	$122,923
Current lease liabilities	78,247	77,092	74,065
Advertising and promotion	71,563	61,793	93,804
Royalties	22,701	36,385	94,228
Other	348,910	394,279	384,493
	$657,254	$657,053	$769,513

8.	Seasonal Financing
On December 20, 2017, Mattel entered into a syndicated facility agreement, which was subsequently amended in 2018 and 2019 (as amended, the "Credit Agreement"), as a borrower (in such capacity, the "Borrower") and guarantor thereunder, along with certain of the Borrower's domestic and foreign subsidiaries as additional borrowers and/or guarantors thereunder, Bank of America, N.A., as global administrative agent, collateral agent and Australian security trustee, and the other lenders and financial institutions from time to time party thereto, providing for $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the "senior secured revolving credit facilities") consisting of (i) an asset based lending facility with aggregate commitments of $1.31 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and certain of its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, as well as (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. borrowers under the Credit Agreement, and certain equity interests in the borrower and guarantor subsidiaries under the Credit Agreement. The senior secured revolving credit facilities will mature on November 18, 2022.
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
Mattel had borrowings under the senior secured revolving credit facilities of $150.0 million as of March 31, 2020 and had no borrowings under the senior secured revolving credit facilities as of March 31, 2019 and December 31, 2019. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $13 million, $70 million, and $55 million as of March 31, 2020, March 31, 2019, and December 31, 2019, respectively.
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
Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect, as no event of default has occurred and as Mattel's excess availability has been greater than $100 million and the Availability Threshold. As of March 31, 2020, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

9.	Long-Term Debt
Long-term debt includes the following:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
2010 Senior Notes due October 2020	$—	$250,000	$—
2010 Senior Notes due October 2040	250,000	250,000	250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2016 Senior Notes due August 2021	—	350,000	—
2017/2018 Senior Notes due December 2025	1,500,000	1,500,000	1,500,000
2019 Senior Notes due December 2027	600,000	—	600,000
Debt issuance costs and debt discount	(51,076)	(46,546)	(53,249)
	2,848,924	2,853,454	2,846,751
Less: current portion	—	—	—
	$2,848,924	$2,853,454	$2,846,751

10.	Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Benefit plan liabilities	$205,694	$183,294	$212,280
Noncurrent income tax liabilities	125,798	143,723	125,515
Other	77,438	82,298	101,206
	$408,930	$409,315	$439,001

11.	Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended March 31, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive income (loss) before reclassifications	9,190	195	1,702	(145,634)	(134,547)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,210)	—	1,358	—	(1,852)
Net increase (decrease) in other comprehensive income (loss)	5,980	195	3,060	(145,634)	(136,399)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2020	$17,021	$(8,065)	$(166,797)	$(848,042)	$(1,005,883)

	For the Three Months Ended March 31, 2019
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	5,818	1,877	(1,206)	14,133	20,622
Amounts reclassified from accumulated other comprehensive income (loss)	(759)	—	1,429	—	670
Net increase in other comprehensive income (loss)	5,059	1,877	223	14,133	21,292
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2019	$16,470	$(4,670)	$(142,540)	$(707,194)	$(837,934)
The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2020	March 31, 2019	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts and other	$3,193	$927	Cost of sales
Tax effect	17	(168)	Provision for income taxes
	$3,210	$759	Net loss
Employee Benefit Plans
Amortization of prior service credit (a)	$466	$493	Other non-operating expense, net
Recognized actuarial loss (a)	(2,340)	(1,737)	Other non-operating expense, net
	(1,874)	(1,244)
Tax effect	516	(185)	Provision for income taxes
	$(1,358)	$(1,429)	Net loss
 _______________________________________

(a)
The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel's net periodic benefit cost.

Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Currency translation adjustments resulted in a net loss of $145.6 million for the three months ended March 31, 2020, primarily due to the weakening of the Mexican peso, Russian ruble, Brazilian real, and the British pound sterling against the U.S. dollar. Currency translation adjustments resulted in a net gain of $14.1 million for the three months ended March 31, 2019, primarily due to the strengthening of the British pound sterling and Russian ruble against the U.S. dollar.

12.	Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel also uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Additionally, Mattel utilizes derivative contracts to hedge commodities including certain raw materials. As of March 31, 2020, March 31, 2019, and December 31, 2019, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of $1.37 billion, $1.10 billion, and $742.0 million, respectively.
The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Fair Value			Balance Sheet Classification
	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$21,121	$16,703	$10,227	Prepaid expenses and other current assets
Foreign currency forward exchange contracts and other	2,525	3,041	715	Other noncurrent assets
Total derivatives designated as hedging instruments	$23,646	$19,744	$10,942
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$13,811	$377	$4,060	Prepaid expenses and other current assets
	$37,457	$20,121	$15,002

	Derivative Liabilities
	Fair Value			Balance Sheet Classification
	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$6,841	$1,045	$2,500	Accrued liabilities
Foreign currency forward exchange contracts and other	2,507	146	213	Other noncurrent liabilities
Total derivatives designated as hedging instruments	$9,348	$1,191	$2,713
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$1,594	$4,992	$263	Accrued liabilities
Foreign currency forward exchange contracts and other	224	—	—	Other noncurrent liabilities
Total derivatives not designated as hedging instruments	$1,818	$4,992	$263
	$11,166	$6,183	$2,976

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2020		March 31, 2019		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$9,190	$3,210	$5,818	$759	Cost of sales

The net gains of $3.2 million and $0.8 million reclassified from accumulated other comprehensive loss to the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively, are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of (Loss) Gain Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$(38,369)	$(498)	Other non-operating expense, net

The net losses of $38.4 million and $0.5 million recognized in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively, are offset by foreign currency transaction gains and losses on the related hedged balances.

13.	Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2020, March 31, 2019, and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel's financial assets and liabilities include the following:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$37,457	$—	$37,457
Available-for-sale security (b)	3,725	—	—	3,725
Total assets	$3,725	$37,457	$—	$41,182
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$11,166	$—	$11,166

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$20,121	$—	$20,121
Available-for-sale security (b)	7,150	—	—	7,150
Total assets	$7,150	$20,121	$—	$27,271
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$6,183	$—	$6,183

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$15,002	$—	$15,002
Available-for-sale security (b)	3,530	—	—	3,530
Total assets	$3,530	$15,002	$—	$18,532
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$2,976	$—	$2,976
 ____________________________________________

(a)
The fair value of the foreign currency forward exchange contracts and other commodity derivative instruments is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.

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
The estimated fair value of Mattel's long-term debt was $2.77 billion (compared to a carrying value of $2.90 billion) as of March 31, 2020, $2.71 billion (compared to a carrying value of $2.90 billion) as of March 31, 2019, and $3.00 billion (compared to a carrying value of $2.90 billion) as of December 31, 2019. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.	Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands, except per share amounts)
Basic (a)
Net loss	$(210,741)	$(176,296)
Weighted-average number of common shares	346,867	345,852
Basic net loss per common share	$(0.61)	$(0.51)

Diluted (a)
Net loss	$(210,741)	$(176,296)
Weighted-average number of common shares	346,867	345,852
Dilutive stock options and restricted stock units ("RSUs") (b)	—	—
Weighted-average number of common and potential common shares	346,867	345,852
Diluted net loss per common share	$(0.61)	$(0.51)
 _______________________________________

(a)	Mattel did not have participating RSUs for the three months ended March 31, 2020 and 2019.

(b)
Mattel was in a net loss position for the three months ended March 31, 2020 and 2019, and, accordingly, all outstanding nonqualified stock options and RSUs were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.

15.	Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2019 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Service cost	$1,109	$956
Interest cost	3,781	4,840
Expected return on plan assets	(4,921)	(5,444)
Amortization of prior service cost	43	16
Recognized actuarial loss	2,359	1,833
	$2,371	$2,201

A summary of the components of net periodic benefit credit for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Interest cost	$35	$50
Amortization of prior service credit	(509)	(509)
Recognized actuarial gain	(19)	(96)
	$(493)	$(555)

During the three months ended March 31, 2020, Mattel made cash contributions totaling approximately $1 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2020, Mattel expects to make additional cash contributions of approximately $10 million.

16.	Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments" in the 2019 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than 10 years from the date of grant. Stock options and RSUs generally provide for vesting over a period of three years from the date of grant.
As of March 31, 2020, two long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2018–December 31, 2020 performance cycle and (ii) a January 1, 2019–December 31, 2021 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Stock option compensation expense	$3,131	$2,406
RSU compensation expense (a)	11,144	9,459
	$14,275	$11,865
 _______________________________________

(a)	Includes compensation expense of $3.8 million and $0.8 million associated with Mattel's long-term incentive programs for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, total unrecognized compensation expense related to unvested share-based payments totaled $68.4 million and is expected to be recognized over a weighted-average period of 1.8 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. No cash was received for stock option exercises during the three months ended March 31, 2020 and 2019.

17.	Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Design and development	$44,628	$42,445
Identifiable intangible asset amortization	$9,965	$10,429

18.	Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating loss in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Australian dollar, Russian ruble, Brazilian real, and Canadian dollar were the primary transactions that caused foreign currency transaction exposure for Mattel during the three months ended March 31, 2020.
Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Operating loss	$224	$(3,770)
Other non-operating expense, net	(832)	(1,668)
Currency transaction gains (losses), net	$(608)	$(5,438)

19.	Restructuring Charges
Capital Light Program
During the first quarter of 2019, Mattel announced the commencement of its Capital Light program to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain.
In connection with the Capital Light program, Mattel recorded severance and other restructuring charges within the consolidated statements of operations as follows:

For the Three Months Ended March 31, 2020
(In thousands)
Cost of sales (a)	$3,057
Other selling and administrative expenses (b)	2,746
$5,803
 _______________________________________

(a)	Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations include charges associated with the consolidation of manufacturing facilities.

(b)
Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 22 to the Consolidated Financial Statements—Segment Information."

The following table summarizes Mattel's severance and other restructuring charges activity related to the Capital Light program for the three months ended March 31, 2020:

	Liability at December 31, 2019	Charges (a)	Payments/Utilization	Liability at March 31, 2020
	(In thousands)
Severance	$6,151	$2,606	$(1,481)	$7,276
Other restructuring charges	11,484	3,197	(5,622)	9,059
	$17,635	$5,803	$(7,103)	$16,335
 _______________________________________

(a)	Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.
As of March 31, 2020, Mattel has recorded cumulative severance and other restructuring charges related to the Capital Light program of $43.4 million, which include non-cash charges. Mattel has recorded cumulative non-cash charges of approximately $13 million. Mattel expects to incur total severance and other restructuring charges, excluding non-cash charges, of approximately $35 million related to the Capital Light program.
Other Cost Savings Actions
During the three months ended March 31, 2020, Mattel recorded severance and other restructuring charges of $4.8 million, primarily related to actions taken to further streamline its organizational structure.

20.	Income Taxes
Mattel's provision for income taxes was $11.9 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, Mattel recognized a net discrete tax expense of $6.4 million primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. During the three months ended March 31, 2019, Mattel recognized a net discrete tax benefit of $1.9 million, primarily related to a benefit for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three months ended March 31, 2020 and 2019.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $12 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
In April 2020, Mattel initiated an analysis of withholding tax regimes in Europe and potential changes in the interpretation of withholding tax rules which may subject Mattel to withholding tax for years remaining open under the applicable statute of limitation.  Due to the age and diversity of the laws in question, as well as the applicability of numerous tax treaties, the analysis is complex and ongoing.  Though Mattel believes it is in compliance with all tax laws in the jurisdictions in which it operates, the completion of its analysis in the second quarter of 2020 could result in an adjustment to its income tax expense.  A reasonable estimate of the potential impact cannot be made at this time.

21.	Contingencies
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
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. On January 27, 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of March 31, 2020, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.
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
In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Lombardi v. Sinclair, et al., filed December 21, 2017) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuit. The defendants in the derivative action are the same as those in the class action lawsuit plus Margaret H. Georgiadis, Michael J. Dolan, Trevor A. Edwards, Frances D. Fergusson, Ann Lewnes, Dominic Ng, Vasant M. Prabhu, Dean A. Scarborough, Dirk Van de Put, and Kathy W. Loyd. On February 26, 2018, the derivative action was stayed pending further developments in the class action litigation. On April 16, 2020, the stockholder filed an amended complaint, which is based on new allegations and which names a new set of defendants. The amended complaint is discussed in more detail below under “Litigation and Investigations Related to Whistleblower Letter.”
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
Thirty-one additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-five children. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
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
In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are Ynon Kreiz, Margaret H. Georgiadis, Joseph J. Euteneuer, Joseph B. Johnson, R. Todd Bradley, Adriana Cisneros, Michael J. Dolan, Trevor A. Edwards, Frances D. Fergusson, Soren T. Laursen, Ann Lewnes, Kathy W. Loyd, Roger Lynch, Dominic Ng, Judy D. Olian, Vasant M. Prabhu, Dean A. Scarborough, Christopher A. Sinclair, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants (Lombardi v. Kreiz, et al., filed April 16, 2020). The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (discussed above under “2017 Securities Litigation”).
The lawsuits seek unspecified compensatory damages, attorneys' fees, expert fees, costs and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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

22.	Segment Information
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
The following tables present information about revenues, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in the tables below). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments are not allocated to individual products. For this reason, Mattel's Chief Operating Decision Maker uses gross and net sales by segment as metrics to measure segment performance. Such sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) represents each segment's operating income (loss), while consolidated operating loss represents loss from operations before net interest, other non-operating expense, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, severance and other restructuring costs, share-based compensation, corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Revenues by Segment
North America	$305,754	$369,391
International	326,119	365,178
American Girl	38,092	45,557
Gross sales	669,965	780,126
Sales adjustments	(75,896)	(90,880)
Net sales	$594,069	$689,246

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Segment Income (Loss)
North America (a)	$8,031	$(19,741)
International (a)	(34,082)	(24,303)
American Girl	(17,441)	(14,059)
	(43,492)	(58,103)
Corporate and other expense (b)	(106,318)	(68,908)
Operating loss	(149,810)	(127,011)
Interest expense	48,980	46,958
Interest (income)	(2,084)	(2,272)
Other non-operating expense, net	2,143	1,904
Loss before income taxes	$(198,849)	$(173,601)
_______________________________________

(a)
Segment income (loss) for the three months ended March 31, 2020 included severance and restructuring expenses of $3.1 million which were allocated to the North America and International segments. North America segment loss for the three months ended March 31, 2019 included a charge of approximately $27 million attributable to the inclined sleeper product recalls.

(b)
Corporate and other expense included severance and restructuring charges of $7.5 million and $8.7 million for the three months ended March 31, 2020 and 2019, respectively, and share-based compensation expense of $14.3 million and $11.9 million for the three months ended March 31, 2020 and 2019, respectively.

Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	March 31, 2020	March 31, 2019	December 31, 2019
	(In thousands)
Assets by Segment
North America	$480,738	$520,812	$569,819
International	455,918	569,214	721,251
American Girl	36,427	39,998	35,004
	973,083	1,130,024	1,326,074
Corporate and other	116,084	110,281	105,789
Accounts receivable and inventories, net	$1,089,167	$1,240,305	$1,431,863

The table below presents worldwide revenues by categories:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Revenues by Categories
Dolls	$225,869	$252,886
Infant, Toddler, and Preschool	140,320	193,626
Vehicles	185,651	183,361
Action Figures, Building Sets, and Games	118,125	150,253
Gross sales	669,965	780,126
Sales adjustments	(75,896)	(90,880)
Net sales	$594,069	$689,246
The table below presents supplemental disclosure of worldwide revenues:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Revenues by Top 3 Power Brands
Barbie	$147,485	$163,478
Hot Wheels	158,618	150,536
Fisher-Price and Thomas & Friends	128,750	172,398
Other	235,112	293,714
Gross sales	669,965	780,126
Sales adjustments	(75,896)	(90,880)
Net sales	$594,069	$689,246

Geographic Information
The table below presents information by geographic area. Revenues are attributed to countries based on location of the customer.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Revenues by Geographic Area
North America	$343,846	$414,948
International
EMEA	215,286	216,349
Latin America	59,661	75,250
Asia Pacific	51,172	73,579
Total International	326,119	365,178
Gross sales	669,965	780,126
Sales adjustments	(75,896)	(90,880)
Net sales	$594,069	$689,246

23.	New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). In November 2018, the FASB issued ASU 2018-19, Codifications Improvements to Topic 326, Financial Instruments-Credit Losses" which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. Mattel adopted ASU 2016-13 and its related amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02) on January 1, 2020. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 was effective for interim and annual reporting periods beginning on January 1, 2020. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date. Mattel adopted ASU 2018-13 on January 1, 2020. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
In March 2019, the FASB issued ASU 2019-02, Entertainment - Films - Other Assets - Film Costs (Subtopic 926-20): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which aligns the accounting for production costs of episodic television series with the accounting of films by removing the content distinction for capitalization. Mattel adopted ASU 2019-02 on January 1, 2020. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
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

24.	Subsequent Events
During April 2020, Mattel drew down an incremental $250.0 million under the senior secured revolving credit facilities for a total outstanding balance of $400.0 million as of April 30, 2020. Mattel accelerated the timing of its borrowings under the senior secured revolving credit facilities in anticipation of its projected seasonal working capital requirements and in light of uncertainties surrounding the impact of COVID-19.
In connection with Mattel’s continued efforts to streamline its organizational structure and restore profitability, on May 4, 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19. Mattel expects to incur severance and restructuring charges of approximately $13 million, consisting solely of cash expenditures for employee termination and severance costs, starting in the second quarter of 2020 through the end of 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In the discussion that follows, "Mattel" refers to Mattel, Inc. and/or one or more of its family of companies.
The following discussion should be read in conjunction with the consolidated financial statements and related notes that appear in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q. Mattel's business is seasonal with consumers making a large percentage of all toy purchases during the traditional holiday season; therefore, results of operations are comparable only with corresponding periods.
The following discussion also includes gross sales and currency exchange rate impact, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission ("Regulation G"), to supplement the financial results as reported in accordance with generally accepted accounting principles ("GAAP"). Gross sales represent sales to customers, excluding the impact of sales adjustments, such as trade discounts and other allowances. The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Management believes that the disclosure of non-GAAP financial measures provides useful supplemental information to investors to allow them to better evaluate ongoing business performance and certain components of Mattel's results. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to "Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a more detailed discussion, including a reconciliation of gross sales, a non-GAAP financial measure, to net sales, its most directly comparable GAAP financial measure.
Note that amounts within this Item 2 shown in millions may not foot due to rounding.
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
COVID-19 Update
A novel strain of coronavirus disease ("COVID-19") was reported in December 2019 and characterized as a pandemic by the World Health Organization in March 2020.  The impact of COVID-19 and the actions taken by governments, businesses, and individuals in response to it have resulted in significant global economic disruption, including, but not limited to, restrictions on travel, temporary business closures, reduced retail traffic, and volatility in financial markets.  Mattel’s results of operations, financial position, and cash flows as of and for the first quarter of 2020 were significantly impacted by COVID-19, primarily due to a decline in net sales.  COVID-19 has negatively impacted retail operations and distribution centers of both Mattel and its customers, with non-essential brick and mortar channels most severely impacted. The impact of COVID-19 has coincided with changes in consumer demand, with large increases in consumer demand in the Building Sets and Games categories and declines in all other categories in which Mattel operates. Manufacturing operations of Mattel and its third-party suppliers have also been and continue to be disrupted for periods in affected regions during a seasonally low period for production.
In the near-term, COVID-19 is expected to have adverse effects on revenue, overall profitability, and working capital, as net sales are expected to decline more significantly during the second quarter of 2020 as compared to the first quarter of 2020. Due to the uncertainty of the pandemic and resulting effects, it is not possible to estimate the ultimate impact to net sales for the third and fourth quarter of 2020.
While COVID-19 has caused manufacturing and distribution disruptions for Mattel and the manufacturers and distribution network it relies upon, to date, these disruptions have not materially impacted Mattel’s ability to meet demand for its products.  To the extent any of these disruptions become prolonged or recur, particularly during seasonally high periods of production or distribution, Mattel’s ability to meet demand may be materially impacted.  Due to the uncertainty of the pandemic and resulting disruption, it is not possible to predict the extent of such impact.
Prolonged disruption to Mattel’s customers, supply chain, or other critical operations would result in material adverse effects to Mattel’s business and its liquidity.  The ultimate impact of COVID-19 on Mattel’s results of operations, financial position, and cash flows are uncertain at this time due to the rapidly evolving circumstances.  Mattel is closely monitoring the situation and actively managing its business as developments occur.  Refer to Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The specific line items that have been materially affected by these impacts of COVID-19 are noted within "Results of Operations–First Quarter" below.  Additional discussion of the impact of COVID-19 on Mattel's liquidity and capital resources is discussed in "Liquidity and Capital Resources" and in "Cost Savings Programs" below. In addition to the impacts of COVID-19 discussed below, it is reasonably likely that the pandemic or its economic consequences could have other unforeseen consequences that affect Mattel’s business.
Results of Operations—First Quarter
Consolidated Results
Net sales for the first quarter of 2020 were $594.1 million, a 14% decrease, as compared to $689.2 million in the first quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Net loss for the first quarter of 2020 was $210.7 million, or $0.61 per share, as compared to a net loss of $176.3 million, or $0.51 per share, in the first quarter of 2019, primarily due to lower net sales, primarily due to the impact of COVID-19 and higher retail inventory levels entering and during the quarter, partially offset by higher gross profit, primarily driven by incremental realized savings from the Structural Simplification and Capital Light programs (the "cost savings programs"), and the absence of the impact of the inclined sleeper product recalls of approximately $27 million.

The following table provides a summary of Mattel's consolidated results for the first quarter of 2020 and 2019:

	For the Three Months Ended				Year/Year Change
	March 31, 2020		March 31, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$594.1	100.0%	$689.2	100.0%	-14%	—
Gross profit	$255.2	43.0%	$239.8	34.8%	6%	820
Advertising and promotion expenses	76.3	12.8%	69.5	10.1%	10%	270
Other selling and administrative expenses	328.7	55.3%	297.4	43.1%	11%	1,220
Operating loss	(149.8)	-25.2%	(127.1)	-18.4%	18%	-680
Interest expense	49.0	8.2%	47.0	6.8%	4%	140
Interest (income)	(2.1)	-0.4%	(2.3)	-0.3%	-8%	-10
Other non-operating expense, net	2.1		1.9
Loss before income taxes	(198.8)	-33.5%	(173.6)	-25.2%	15%	-830
Provision for income taxes	11.9		2.7
Net loss	$(210.7)	-35.5%	$(176.3)	-25.6%	20%	-990
Sales
Net sales for the first quarter of 2020 were $594.1 million, a decrease of $95.1 million or 14%, as compared to $689.2 million in the first quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 2 percentage points.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the first quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2020	March 31, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$225.9	$252.9	-11%	-2%
Infant, Toddler, and Preschool	140.3	193.6	-28%	-2%
Vehicles	185.7	183.4	1%	-3%
Action Figures, Building Sets, and Games	118.1	150.3	-21%	-1%
Gross Sales	$670.0	$780.1	-14%	-2%
Sales Adjustments	(75.9)	(90.9)
Net Sales	$594.1	$689.2	-14%	-2%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$147.5	$163.5	-10%	-2%
Hot Wheels	158.6	150.5	5%	-3%
Fisher-Price and Thomas & Friends	128.8	172.4	-25%	-1%
Other	235.1	293.7	-20%	-1%
Gross Sales	$670.0	$780.1	-14%	-2%

Gross sales were $670.0 million in the first quarter of 2020, a decrease of $110.1 million or 14%, as compared to $780.1 million in the first quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The decrease in first quarter of 2020 gross sales was primarily due to lower sales of Infant, Toddler, and Preschool; Action Figures, Building Sets, and Games; and Dolls, including the impact of COVID-19 and higher retail inventory levels entering and during the quarter.
Of the 11% decrease in Dolls gross sales, 7% was due to lower sales of Barbie products, and 3% was due to lower sales of American Girl products.
Of the 28% decrease in Infant, Toddler, and Preschool gross sales, 23% was due to lower sales of Fisher-Price and Thomas & Friends products, consistent with the overall category decline, including the impact of COVID-19, and 5% was due to lower sales of Fisher-Price Friends products.
Of the 1% increase in Vehicles gross sales, 4% was due to higher sales of Hot Wheels products, partially offset by lower sales of CARS products of 2% following its movie launch in a prior year.
Of the 21% decrease in Action Figures, Building Sets, and Games gross sales, 12% was due to lower sales of Toy Story 4 products following its 2019 theatrical release, 6% was due to lower sales of DC Comics products, 5% was due to lower sales of Jurassic World products following its movie launch in a prior year, and 4% was due to lower sales of MEGA products, partially offset by higher sales of card game products, including UNO, of 6%.
Cost of Sales
Cost of sales as a percentage of net sales was 57.0% in the first quarter of 2020, as compared to 65.2% in the first quarter of 2019. Cost of sales decreased by $110.6 million, or 25%, to $338.9 million in the first quarter of 2020 from $449.5 million in the first quarter of 2019, as compared to a 14% decrease in net sales. Within cost of sales, product and other costs decreased by $90.8 million, or 26%, to $260.4 million in the first quarter of 2020 from $351.2 million in the first quarter of 2019; freight and logistics expenses decreased by $8.0 million, or 13%, to $55.0 million in the first quarter of 2020 from $63.0 million in the first quarter of 2019; and royalty expense decreased by $11.8 million, or 33%, to $23.5 million in the first quarter of 2020 from $35.2 million in the first quarter of 2019.
Gross Margin
Gross margin increased to 43.0% in the first quarter of 2020 from 34.8% in the first quarter of 2019. The increase in gross margin was primarily driven by the benefit of costs savings programs and the absence of the impact of the inclined sleeper product recalls of approximately $27 million.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 12.8% in the first quarter of 2020 from 10.1% in the first quarter of 2019, primarily driven by lower net sales and higher non-media expense.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $328.7 million, or 55.3% of net sales, in the first quarter of 2020, as compared to $297.4 million, or 43.1% of net sales, in the first quarter of 2019. The increase in other selling and administrative expenses was primarily driven by higher incentive compensation expense, employee-related costs, and expense related to the inclined sleeper product recall litigation, partially offset by the benefit of the Structural Simplification cost savings program.
Interest expense
Interest expense was $49.0 million in first quarter of 2020, as compared to $47.0 million in first quarter of 2019. The increase in interest expense was due to the higher interest rate associated with the refinancing of both the 2010 Senior Notes due October 2020 and the 2016 Senior Notes due August 2021 with the 2019 Senior Notes.

Provision for Income Taxes
Mattel's provision for income taxes was $11.9 million and $2.7 million for the first quarter of 2020 and 2019, respectively. For the first quarter of 2020, Mattel recognized a net discrete tax expense of $6.4 million primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. For the first quarter of 2019, Mattel recognized a net discrete tax benefit of $1.9 million, primarily related to a benefit for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses for the first quarter of 2020 and 2019.
Segment Results
North America Segment
The following table provides a summary of Mattel's gross sales for the North America segment by categories, along with supplemental information by brand, for the first quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2020	March 31, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$73.9	$80.3	-8%	—%
Infant, Toddler, and Preschool	76.6	108.0	-29%	—%
Vehicles	88.7	85.0	4%	—%
Action Figures, Building Sets, and Games	66.5	96.2	-31%	—%
Gross Sales	$305.8	$369.4	-17%	—%
Sales Adjustments	(18.2)	(28.0)
Net Sales	$287.6	$341.4	-16%	—%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$67.8	$69.3	-2%	—%
Hot Wheels	74.1	67.1	11%	—%
Fisher-Price and Thomas & Friends	69.9	96.6	-28%	—%
Other	94.0	136.5	-31%	—%
Gross Sales	$305.8	$369.4	-17%	—%
Gross sales for the North America segment were $305.8 million in the first quarter of 2020, a decrease of $63.6 million, or 17%, as compared to $369.4 million in the first quarter of 2019. The decrease in the North America segment gross sales was primarily due to lower sales of Infant, Toddler, and Preschool, and Action Figures, Building Sets, and Games, including the impact of COVID-19 and higher retail inventory levels entering and during the quarter.
Of the 8% decrease in Dolls gross sales, 2% was due to lower sales of Barbie products, 2% was due to lower sales of Enchantimals products, and 1% was due to lower sales of Lil' Gleemerz products.
Of the 29% decrease in Infant, Toddler, and Preschool gross sales, 25% was due to lower sales of Fisher-Price and Thomas & Friends products, consistent with the overall category decline, including the impact of COVID-19, and 4% was due to lower sales of Fisher-Price Friends products.
Of the 4% increase in Vehicles gross sales, 7% was due to higher sales of Hot Wheels products, partially offset by lower sales of CARS products of 2% and lower sales of Jurassic World products of 1% following their movie launches in prior years.
Of the 31% decrease in Action Figures, Building Sets, and Games gross sales, 18% was due to lower sales of Toy Story 4 products and 6% was due to lower sales of Jurassic World products following their movie launches in prior years, 6% was due to lower sales of MEGA products, and 5% was due to lower sales of DC Comics products, partially offset by higher sales of card game products, including UNO, of 6%.

Cost of sales decreased 31% in the first quarter of 2020, as compared to a 16% decrease in net sales, primarily due to lower product and other costs. Gross margin in the first quarter of 2020 increased primarily due to the benefit of cost savings programs and the absence of the impact of the inclined sleeper product recalls of approximately $27 million.
North America segment income was $8.0 million in the first quarter of 2020, as compared to segment loss of $19.7 million in the first quarter of 2019, primarily due to the absence of the impact of the inclined sleeper product recalls of approximately $27 million.
International Segment
The following table provides a summary of Mattel's gross sales for the International segment by categories, along with supplemental brand information, for the first quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2020	March 31, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$113.9	$127.1	-10%	-3%
Infant, Toddler, and Preschool	63.8	85.6	-26%	-4%
Vehicles	96.9	98.4	-2%	-5%
Action Figures, Building Sets, and Games	51.5	54.1	-5%	-4%
Gross Sales	$326.1	$365.2	-11%	-4%
Sales Adjustments	(56.8)	(61.8)
Net Sales	$269.4	$303.4	-11%	-3%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$79.7	$94.2	-15%	-3%
Hot Wheels	84.5	83.5	1%	-5%
Fisher-Price and Thomas & Friends	58.8	75.8	-22%	-3%
Other	103.1	111.7	-8%	-4%
Gross Sales	$326.1	$365.2	-11%	-4%
Gross sales for the International segment were $326.1 million in the first quarter of 2020, a decrease of $39.1 million, or 11%, as compared to $365.2 million in the first quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. The decrease in the International segment gross sales was primarily due to lower sales of Infant, Toddler, and Preschool, and Dolls, including the impact of COVID-19.
Of the 10% decrease in Dolls gross sales, 11% was due to lower sales of Barbie products, primarily driven by the impact of COVID-19.
Of the 26% decrease in Infant, Toddler, and Preschool gross sales, 20% was due to lower sales of Fisher Price and Thomas & Friends products, consistent with the overall category decline, including the impact of COVID-19, and 6% was due to lower sales of Fisher-Price Friends products.
Of the 2% decrease in Vehicles gross sales, 3% was due to lower sales of CARS products following its movie launch in a prior year, partially offset by higher sales of Hot Wheels products of 1%.
Of the 5% decrease in Action Figures, Building Sets, and Games gross sales, 8% was due to lower sales of DC Comics products, 3% was due to lower sales of Jurassic World products following its movie launch in a prior year, partially offset by higher sales of card game products, including UNO, of 7%.
Cost of sales decreased 17% in the first quarter of 2020, as compared to an 11% decrease in net sales, primarily due to lower product and other costs. Gross margin in the first quarter of 2020 increased primarily due to the benefit of cost savings programs.

International segment loss was $34.1 million in the first quarter of 2020, as compared to segment loss of $24.3 million in the first quarter of 2019, primarily due to lower net sales due to the impact from COVID-19, partially offset by a higher gross margin.
American Girl Segment
The following table provides a summary of Mattel's gross sales for the American Girl segment for the first quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2020	March 31, 2019
	(In millions, except percentage information)
American Girl Segment
Total Gross Sales	$38.1	$45.6	-16%	—%
Sales Adjustments	(0.9)	(1.1)
Total Net Sales	$37.2	$44.4	-16%	—%
Gross sales for the American Girl segment were $38.1 million in the first quarter of 2020, a decrease of $7.5 million, or 16%, as compared to $45.6 million in the first quarter of 2019. The decrease in American Girl gross sales was primarily due to lower sales in proprietary retail channels, including the impact of retail store closures due to COVID-19, partially offset by higher direct-to-consumer channel sales.
Cost of sales decreased 6% in the first quarter of 2020, as compared to a 16% decrease in net sales, primarily due to lower product and other costs, partially offset by higher freight and logistics expenses. Gross margin in the first quarter of 2020 decreased primarily due to increased freight and logistics expenses due to higher direct-to-consumer channel sales and strategic price decreases, partially offset by the benefit of cost savings programs.
American Girl segment loss was $17.4 million in the first quarter of 2020, as compared to segment loss of $14.1 million in the first quarter of 2019, driven primarily by lower sales in proprietary retail channels, including the impact of temporary retail store closures due to COVID-19, partially offset by higher direct-to-consumer channel sales.
Cost Savings Programs
Capital Light Program
During the first quarter of 2019, Mattel announced the commencement of its Capital Light program to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. In conjunction with the Capital Light program, Mattel discontinued production in 2019 at certain plants located in China, Indonesia, and Mexico. In addition to the discontinued production at the three plants, Mattel announced that it will discontinue production in 2020 at its plant located in Canada. Mattel recorded severance and other restructuring charges of $5.8 million for the first quarter of 2020. Of the total charges recorded for the first quarter of 2020, $2.7 million was recorded within other selling and administrative expenses and $3.1 million was recorded within cost of sales in the consolidated statements of operations.
As of March 31, 2020, Mattel has recorded cumulative severance and other restructuring charges related to the Capital Light program of $43.4 million, which include non-cash charges. Mattel has recorded cumulative non-cash charges of approximately $13 million. Mattel expects to incur total severance and other restructuring charges, excluding non-cash charges, of approximately $35 million related to the Capital Light program.
Mattel is currently evaluating other cost saving measures, including the optimization of owned and operated manufacturing facilities and the geographical footprint of co-manufacturing facilities, which may result in incremental cost savings. Mattel realized cost savings (before severance, restructuring costs, and cost inflation) of approximately $8 million, primarily within gross profit, for the first quarter of 2020 and has achieved approximately $23 million of run-rate savings in connection with the program. Mattel expects to realize cumulative run-rate cost savings of approximately $65 million in 2020 and $72 million by 2021 related to the Capital Light program actions taken to date.
Other Cost Savings Actions
During the first quarter of 2020, Mattel recorded severance and other restructuring charges of $4.8 million, primarily related to actions taken to further streamline its organizational structure.

In connection with Mattel’s continued efforts to streamline its organizational structure and restore profitability, on May 4, 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19. Mattel expects to incur severance and restructuring charges of approximately $13 million, consisting solely of cash expenditures for employee termination and severance costs, starting in the second quarter of 2020 through the end of 2020. As a result of the reduction in force actions initiated in 2020, Mattel expects to realize approximately $40 million of run-rate cost savings exiting 2020.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include investing and financing activities such as capital expenditures and debt service. Of Mattel's $499.4 million in cash and equivalents at March 31, 2020, approximately $335 million was held by foreign subsidiaries.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its senior secured revolving credit facility covenants, or further deterioration of Mattel's credit ratings. As discussed above under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" of this Quarterly Report on Form 10-Q, many of the aforementioned factors have been, and are expected to continue to be, adversely affected by COVID-19. However, based on Mattel’s current business plan and factors known to date, including the currently known impacts of COVID-19, it is expected that existing cash and equivalents, cash flows from operations, availability under the senior secured credit revolving facility, and access to capital markets, will be sufficient to meet our working capital and operating expenditure requirements for the next twelve months. Additionally, Mattel expects to remain in compliance with all of its debt covenants through May 5, 2021. Refer to Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its senior secured revolving credit facilities to meet its short-term liquidity needs. At March 31, 2020, Mattel had $150.0 million in outstanding borrowings under the senior secured revolving credit facilities and approximately $13 million in outstanding letters of credit under the senior secured revolving credit facilities. During April 2020, Mattel drew down an incremental $250.0 million under the senior secured revolving credit facilities for a total outstanding balance of $400.0 million as of April 30, 2020. Mattel accelerated the timing of its borrowings under the senior secured revolving credit facilities in anticipation of its projected seasonal working capital requirements and in light of uncertainties surrounding the impact of COVID-19.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials, especially in light of the global economic uncertainty caused by COVID-19. Mattel monitors its customers' financial condition and their liquidity in order to mitigate Mattel's accounts receivable collectibility risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectibility of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.

Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, including as a result of the market disruptions caused by COVID-19, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel's future contributions to these plans.
Mattel's business has been adversely impacted by COVID-19. Refer to Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding the impact and potential impacts of COVID-19 on Mattel’s business.
Operating Activities
Cash flows used for operating activities were $174.5 million in the first quarter of 2020, as compared to $192.8 million in the first quarter of 2019. The decrease in cash flows used for operating activities was primarily due to lower working capital usage.
Investing Activities
Cash flows used for investing activities were $81.2 million in the first quarter of 2020, as compared to $19.2 million in the first quarter of 2019. The increase in cash flows used for investing activities was primarily driven by higher payments for foreign currency forward exchange contracts and higher capital spending in the first quarter of 2020.
Financing Activities
Cash flows provided by financing activities were $149.3 million in the first quarter of 2020, as compared to cash flows used for financing activities of $4.3 million in the first quarter of 2019. The change in cash flows from financing activities was primarily driven by net proceeds from short-term borrowings of $150.0 million in the first quarter of 2020.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $130.6 million to $499.4 million at March 31, 2020, as compared to $630.0 million at December 31, 2019, primarily due to the net loss, excluding non-cash charges, partially offset by net proceeds from short-term borrowings during the first quarter of 2020. Mattel's cash and equivalents increased $119.3 million to $499.4 million at March 31, 2020, as compared to $380.1 million at March 31, 2019, primarily due to net proceeds from short-term borrowings during the first quarter of 2020.
Accounts receivable decreased $407.9 million to $528.5 million at March 31, 2020, as compared to $936.4 million at December 31, 2019, primarily due to seasonal declines as year-end receivables are collected and the impact of foreign exchange, due to the strengthening of the U.S. dollar. Accounts receivable decreased $96.0 million to $528.5 million at March 31, 2020, as compared to $624.5 million at March 31, 2019, primarily due to lower sales during the first quarter of 2020, including the impact of COVID-19, and the impact of foreign exchange, due to the strengthening of the U.S. dollar.
Inventory increased $65.1 million to $560.6 million at March 31, 2020, as compared to $495.5 million at December 31, 2019, primarily due to seasonal inventory build, partially offset by the temporary closure of production facilities in regions affected by COVID-19, and the impact of foreign exchange, due to the strengthening of the U.S. dollar. Inventory decreased $55.2 million to $560.6 million at March 31, 2020, as compared to $615.8 million at March 31, 2019, primarily due to the temporary closure of production facilities and the impact of foreign exchange, due to the strengthening of the U.S. dollar, partially offset by lower sales during the first quarter of 2020, including the impact of COVID-19.
Accounts payable and accrued liabilities decreased $265.2 million to $963.7 million at March 31, 2020, as compared to $1.23 billion at December 31, 2019, primarily due to seasonal declines in expenditure levels. Accounts payable and accrued liabilities decreased $18.3 million to $963.7 million at March 31, 2020, as compared to $982.0 million at March 31, 2019, primarily due to the timing and amount of payments for various liabilities.
At March 31, 2020, Mattel had $150.0 million of short-term borrowings outstanding. At March 31, 2019 and December 31, 2019, Mattel had no short-term borrowings outstanding.

A summary of Mattel's capitalization is as follows:

	March 31, 2020		March 31, 2019		December 31, 2019
	(In millions, except percentage information)
Cash and equivalents	$499.4		$380.1		$630.0

Short-term borrowings	150.0		—		—
2010 Senior Notes due October 2020	—		250.0		—
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2016 Senior Notes due August 2021	—		350.0		—
2017/2018 Senior Notes due December 2025	1,500.0		1,500.0		1,500.0
2019 Senior Notes due December 2027	600.0		—		600.0
Debt issuance costs and debt discount	(51.1)		(46.5)		(53.2)
Total debt	2,998.9	95%	2,853.5	85%	2,846.8	85%
Stockholders' equity	157.9	5	523.4	15	491.7	15
Total capitalization (debt plus equity)	$3,156.8	100%	$3,376.9	100%	$3,338.5	100%
Total debt was $3.00 billion at March 31, 2020, as compared to $2.85 billion at December 31, 2019. There were no borrowings or repayments on long-term debt during the first quarter of 2020. There were short-term borrowings of $150.0 million during the first quarter of 2020. Total debt was $3.00 billion at March 31, 2020, as compared to $2.85 billion at March 31, 2019. The increase is primarily due to the short-term borrowings of $150.0 million during the first quarter of 2020. In November 2019, Mattel used the proceeds from the $600.0 million aggregate principal issuance of the 2019 Senior Notes to redeem and retire its $250.0 million of 2010 Senior Notes due October 2020 and $350.0 million of 2016 Senior Notes due August 2021.
Stockholders' equity decreased $333.8 million to $157.9 million at March 31, 2020, as compared to $491.7 million at December 31, 2019, primarily due to the net loss for the first quarter of 2020. Stockholders' equity decreased $365.5 million to $157.9 million at March 31, 2020, as compared to $523.4 million at March 31, 2019, primarily due to the higher net loss for the first quarter of 2020 and a decrease in currency translation adjustments within accumulated other comprehensive loss due to the strengthening of the U.S. dollar.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel considered the impacts of the COVID-19 pandemic on significant estimates and judgments used in applying its accounting policies for the first quarter of 2020. However, in light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in meaningful impacts to its financial statements in future periods.
Mattel concluded that the impact of COVID-19 did not result in a triggering event for goodwill during the first quarter of 2020. Given the current impacts to Mattel’s business, there is a higher degree of uncertainty as to the long-term impacts to its discount rates and forecasts used for determining the recoverability of goodwill. Prolonged disruption to Mattel’s customers, supply chain, or other critical operations would materially impact Mattel’s results of operations and future period assumptions used in the determination of the estimated fair value for determining the recoverability of goodwill of Mattel’s reporting units.  Material downward revisions to growth in net sales or profitability may result in the impairment of goodwill for the American Girl and International reporting units.
Mattel’s critical accounting policies and estimates are included in the 2019 Annual Report on Form 10-K and did not materially change during the first quarter of 2020.

New Accounting Pronouncements
See Part I, Item 1 "Financial Statements—Note 23 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.
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

A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2020	March 31, 2019
	(In millions, except percentage information)
Net sales	$594.1	$689.2	-14%	-2%
Sales adjustments	75.9	90.9
Gross sales	$670.0	$780.1	-14%	-2%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2020	March 31, 2019
	(In millions, except percentage information)
Net sales	$287.6	$341.4	-16%	—%
Sales adjustments	18.2	28.0
Gross sales	$305.8	$369.4	-17%	—%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2020	March 31, 2019
	(In millions, except percentage information)
Net sales	$269.4	$303.4	-11%	-3%
Sales adjustments	56.8	61.8
Gross sales	$326.1	$365.2	-11%	-4%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2020	March 31, 2019
	(In millions, except percentage information)
Net sales	$37.2	$44.4	-16%	—%
Sales adjustments	0.9	1.1
Gross sales	$38.1	$45.6	-16%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Australian dollar, Russian ruble, Brazilian real, and Canadian dollar were the primary transactions that caused foreign currency transaction exposure for Mattel during the first quarter of 2020. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating loss or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Net income (loss) items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the first quarter of 2020 were related to its net investments in entities having functional currencies denominated in the Mexican peso, Russian ruble, Brazilian real, and the British pound sterling.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel's first quarter net sales by approximately 0.5% and its first quarter loss per share by approximately $0.00 to $0.01.
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

In the short-term, volatility in the British pound sterling could continue as the U.K. negotiates a new trade deal with the EU. In the longer term, any impact from Brexit on Mattel's U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's U.K. operations represented approximately 5% of Mattel's consolidated net sales for the three months ended March 31, 2020.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2019 Annual Report on Form 10-K, other than the risk factor presented below, the current effects of which are discussed in more detail in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. In addition, the known and unknown impacts caused by the COVID-19 pandemic and actions taken in response to it by governments, businesses, and individuals, may give rise to or amplify the risk factors disclosed in the 2019 Annual Report on Form 10-K.
Disruptions in Mattel’s manufacturing operations, supply chain, distribution system, retail channels, or other aspects of Mattel’s business due to political instability, civil unrest, or disease could adversely affect Mattel’s business, financial position, sales, and results of operations.
Mattel owns, operates, and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Indonesia, Malaysia, Thailand, Canada, and Mexico. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. Outbreaks of communicable diseases have also been known to occur in certain of these countries. In the past, outbreaks of avian flu have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. More recently, a strain of coronavirus surfaced in Wuhan, Hubei Province, China, resulting in a public health crisis that has been characterized as a pandemic by the World Health Organization. This pandemic, and the actions taken by governments, businesses, and individuals in response to it, have resulted in significant global economic disruption, which has adversely affected Mattel’s business, financial position, sales, and results of operations. Supply chain interruptions experienced by Mattel, its suppliers, and its customers have contributed to lower net sales and may continue to cause lower net sales to the extent they remain issues in the future. Other disruptions from public health crises such as these result from, among other things, workers contracting diseases, restrictions on factory openings, restrictions on travel, restrictions on shipping, and the closure of critical infrastructure. The design, development, and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract communicable diseases such as these, or if Mattel, Mattel’s third-party manufacturers, or their suppliers are adversely affected by other impacts of such diseases. In addition, the contingency plans Mattel has developed to help mitigate the impact of disruptions in its manufacturing operations, may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.
Mattel also relies on a global distribution system and retail partners operating in many countries throughout the world. Political instability, civil unrest, or disease in any of these countries disrupt this system, negatively affecting the availability of Mattel’s products. For example, COVID-19 has resulted in the closure of distribution centers and brick-and-mortar retailers throughout the world for both Mattel and its customers, including Mattel's brick-and-mortar American Girl retail stores, which has caused sales to decline and made it more difficult for Mattel to generate cash flow from operations. Forced or voluntary closures by retailers, particularly specialty retailers, may negatively affect the long-term viability of those retailers. The loss of these retailers could adversely affect Mattel’s business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2020, Mattel did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the first quarter of 2020:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
January 1—31	22,971	$14.63	—	$203,016,273
February 1—29	43,264	13.98	—	203,016,273
March 1—31	2,686	9.27	—	203,016,273
Total	68,921	$14.02	—	$203,016,273
 ____________________________________

(a)
The total number of shares purchased relates to 68,921 shares withheld from employees to satisfy minimum tax withholding obligations that occurred upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.

(b)
Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2020, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: May 5, 2020