Form 10-Q
period 2020-06-30
MATTEL INC /DE/
filed 2020-08-10
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of July 15, 2020: 346,897,357 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that" and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, or in the future could be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of the COVID-19 pandemic on our business operations, financial results and financial position and on the global economy, including its impact on our sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source and ship products on a timely and cost-effective basis, as well as interest in and purchase of those products by retail customers and consumers in quantities and at prices that will be sufficient to profitably recover Mattel’s costs; (iii) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels, lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (viii) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, or changes in their purchasing or selling patterns; (ix) the future willingness of licensors of entertainment properties for which Mattel currently has licenses or would seek to have licenses in the future to license those products to Mattel; (x) the inventory policies of Mattel’s retail customers, including retailers’ potential decisions to lower their inventories, even if it results in lost sales, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction of popular items, overproduction of less popular items and failure to achieve compressed shipping schedules; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) the increased costs of developing more sophisticated digital and smart technology products, and the corresponding supply chain and design challenges associated with such products; (xiii) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiv) the bankruptcy and liquidation of Mattel’s significant retailers, or the general lack of success of one of Mattel’s significant retailers which could negatively impact Mattel’s revenues or bad debt exposure; (xv) the impact of competition on revenues, margins and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees; (xvi) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xvii) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings; (xviii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xix) the impact of other market conditions, third party actions or approvals and competition which could reduce demand for Mattel’s products or delay or increase the cost of implementation of Mattel’s programs or alter Mattel’s actions and reduce actual results; (xx) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xxi) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxii) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and (xxiii) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors" in Mattel's 2019 Annual Report on Form 10-K, as amended (the "2019 Annual Report on Form 10-K") and in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019	December 31, 2019
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$461,557	$194,125	$630,028
Accounts receivable, net of allowances for credit losses of $18.7 million, $21.3 million, and $18.5 million, respectively	650,502	755,698	936,359
Inventories	702,592	722,394	495,504
Prepaid expenses and other current assets	211,418	243,305	186,083
Total current assets	2,026,069	1,915,522	2,247,974
Noncurrent Assets
Property, plant, and equipment, net	506,555	595,838	550,139
Right-of-use assets, net	282,474	317,085	303,187
Goodwill	1,382,858	1,386,057	1,390,714
Other noncurrent assets	794,724	832,127	833,212
Total Assets	$4,992,680	$5,046,629	$5,325,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$400,000	$45,000	$—
Accounts payable	402,220	416,430	459,357
Accrued liabilities	563,633	585,674	769,513
Income taxes payable	15,732	22,618	48,037
Total current liabilities	1,381,585	1,069,722	1,276,907
Noncurrent Liabilities
Long-term debt	2,850,841	2,855,194	2,846,751
Noncurrent lease liabilities	246,414	284,947	270,853
Other noncurrent liabilities	427,692	410,571	439,001
Total noncurrent liabilities	3,524,947	3,550,712	3,556,605
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,844,075	1,831,952	1,825,569
Treasury stock at cost: 94.4 million shares, 95.9 million shares, and 94.6 million shares, respectively	(2,314,967)	(2,349,874)	(2,318,921)
Retained earnings	1,093,268	1,342,410	1,413,181
Accumulated other comprehensive loss	(977,597)	(839,662)	(869,484)
Total stockholders' equity	86,148	426,195	491,714
Total Liabilities and Stockholders' Equity	$4,992,680	$5,046,629	$5,325,226
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited; in thousands, except per share amounts)
Net Sales	$732,136	$860,063	$1,326,206	$1,549,309
Cost of sales	411,288	518,679	750,175	968,135
Gross Profit	320,848	341,384	576,031	581,174
Advertising and promotion expenses	60,172	84,489	136,454	153,954
Other selling and administrative expenses	306,817	308,311	635,529	605,647
Operating Loss	(46,141)	(51,416)	(195,952)	(178,427)
Interest expense	49,615	46,234	98,595	93,192
Interest (income)	(1,025)	(1,532)	(3,108)	(3,804)
Other non-operating expense (income), net	1,602	(294)	3,743	1,610
Loss Before Income Taxes	(96,333)	(95,824)	(295,182)	(269,425)
Provision for income taxes	12,839	12,163	24,732	14,858
Net Loss	$(109,172)	$(107,987)	$(319,914)	$(284,283)
Net Loss Per Common Share - Basic	$(0.31)	$(0.31)	$(0.92)	$(0.82)
Weighted-average number of common shares	346,875	345,941	346,778	345,946
Net Loss Per Common Share - Diluted	$(0.31)	$(0.31)	$(0.92)	$(0.82)
Weighted-average number of common and potential common shares	346,875	345,941	346,778	345,946
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited; in thousands)
Net Loss	$(109,172)	$(107,987)	$(319,914)	$(284,283)
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	26,843	(1,170)	(118,791)	12,963
Employee benefit plan adjustments	518	624	3,578	847
Net unrealized (losses) gains on available-for-sale security	(80)	(1,944)	115	(67)
Net unrealized gains on derivative instruments:
Unrealized holding gains	4,704	3,254	13,894	9,072
Amounts reclassified from accumulated other comprehensive loss	(3,699)	(2,492)	(6,909)	(3,251)
	1,005	762	6,985	5,821
Other Comprehensive Income (Loss), Net of Tax	28,286	(1,728)	(108,113)	19,564
Comprehensive Loss	$(80,886)	$(109,715)	$(428,027)	$(264,719)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2020	June 30, 2019
	(Unaudited; in thousands)
Cash Flows From Operating Activities
Net loss	$(319,914)	$(284,283)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	81,984	103,580
Amortization	19,652	20,338
Asset impairments	4,716	6,845
Share-based compensation	23,414	24,310
Bad debt expense	6,460	2,487
Inventory obsolescence	20,929	35,351
Deferred income taxes	5,784	36
Changes in assets and liabilities:
Accounts receivable	248,008	217,754
Inventories	(241,833)	(207,984)
Prepaid expenses and other current assets	(30,923)	(8,154)
Accounts payable, accrued liabilities, and income taxes payable	(305,316)	(301,942)
Other, net	24,007	(8,857)
Net cash flows used for operating activities	(463,032)	(400,519)
Cash Flows From Investing Activities
Purchases of tools, dies, and molds	(25,824)	(20,933)
Purchases of other property, plant, and equipment	(34,367)	(27,248)
(Payments for) proceeds from foreign currency forward exchange contracts, net	(21,746)	3,992
Other, net	1,005	484
Net cash flows used for investing activities	(80,932)	(43,705)
Cash Flows From Financing Activities
Proceeds from short-term borrowings, net	400,000	40,824
Other, net	(693)	(158)
Net cash flows provided by financing activities	399,307	40,666
Effect of Currency Exchange Rate Changes on Cash	(23,814)	3,202
Decrease in Cash and Equivalents	(168,471)	(400,356)
Cash and Equivalents at Beginning of Period	630,028	594,481
Cash and Equivalents at End of Period	$461,557	$194,125
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2019	$441,369	$1,825,569	$(2,318,921)	$1,413,181	$(869,484)	$491,714
Net loss	—	—	—	(210,741)	—	(210,741)
Other comprehensive loss, net of tax	—	—	—	—	(136,399)	(136,399)
Issuance of treasury stock for restricted stock units vesting	—	(3,777)	2,811	—	—	(966)
Share-based compensation	—	14,275	—	—	—	14,275
Balance, March 31, 2020	$441,369	$1,836,067	$(2,316,110)	$1,202,440	$(1,005,883)	$157,883
Net loss	—	—	—	(109,172)	—	(109,172)
Other comprehensive income, net of tax	—	—	—	—	28,286	28,286
Issuance of treasury stock for restricted stock units vesting	—	(944)	833	—	—	(111)
Deferred compensation	—	(186)	310	—	—	124
Share-based compensation	—	9,138	—	—	—	9,138
Balance, June 30, 2020	$441,369	$1,844,075	$(2,314,967)	$1,093,268	$(977,597)	$86,148

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,626,693	$(859,226)	$666,901
Net loss	—	—	—	(176,296)	—	(176,296)
Other comprehensive income, net of tax	—	—	—	—	21,292	21,292
Issuance of treasury stock for restricted stock units vesting	—	(1,829)	1,442	—	—	(387)
Share-based compensation	—	11,865	—	—	—	11,865
Balance, March 31, 2019	$441,369	$1,822,718	$(2,353,175)	$1,450,397	$(837,934)	$523,375
Net loss	—	—	—	(107,987)	—	(107,987)
Other comprehensive loss, net of tax	—	—	—	—	(1,728)	(1,728)
Issuance of treasury stock for restricted stock units vesting	—	(3,060)	3,025	—	—	(35)
Deferred compensation	—	(151)	276	—	—	125
Share-based compensation	—	12,445	—	—	—	12,445
Balance, June 30, 2019	$441,369	$1,831,952	$(2,349,874)	$1,342,410	$(839,662)	$426,195

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
2.  Accounts Receivable
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $18.7 million, $21.3 million, and $18.5 million as of June 30, 2020, June 30, 2019, and December 31, 2019, respectively.
3.  Inventories
Inventories include the following:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Raw materials and work in process	$139,256	$129,937	$103,123
Finished goods	563,336	592,457	392,381
	$702,592	$722,394	$495,504
4.  Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Land	$24,938	$25,133	$25,112
Buildings	295,948	298,768	302,956
Machinery and equipment	753,388	873,294	812,509
Software	370,392	409,209	364,391
Tools, dies, and molds	601,811	818,166	747,706
Leasehold improvements	179,545	237,150	183,250
	2,226,022	2,661,720	2,435,924
Less: accumulated depreciation	(1,719,467)	(2,065,882)	(1,885,785)
	$506,555	$595,838	$550,139

During the three months ended December 31, 2019, in conjunction with the Capital Light program, as further discussed in "Note 19 to the Consolidated Financial Statements—Restructuring Charges," Mattel discontinued production at one of its plants based in Mexico and has committed to a plan to dispose of the land and building. These assets meet the held for sale criteria and are actively being marketed for sale. The estimated fair value of the land and building, less costs to dispose, was determined to exceed its net book value of $8.4 million and $12.1 million as of June 30, 2020 and December 31, 2019, respectively, and are included within property, plant and equipment, net in the consolidated balance sheets.
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
The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2020 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact.

	December 31, 2019	Currency Exchange Rate Impact	June 30, 2020
	(In thousands)
North America	$732,430	$(1,957)	$730,473
International	450,713	(5,899)	444,814
American Girl	207,571	—	207,571
	$1,390,714	$(7,856)	$1,382,858
6.  Other Noncurrent Assets
Other noncurrent assets include the following:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Identifiable intangible assets (net of accumulated amortization of $267.7 million, $228.2 million, and $248.0 million, respectively)	$524,153	$566,737	$553,114
Deferred income taxes	59,827	49,937	67,900
Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and six months ended June 30, 2020 and 2019.
7.  Accrued Liabilities
Accrued liabilities include the following:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Current lease liabilities	$81,225	$75,071	$74,065
Advertising and promotion	62,025	63,516	93,804
Royalties	30,998	52,683	94,228

8.  Seasonal Financing
On December 20, 2017, Mattel entered into a syndicated facility agreement, which was subsequently amended in 2018 and 2019 (as amended, the "Credit Agreement"), as a borrower (in such capacity, the "Borrower") and guarantor thereunder, along with certain of the Borrower's domestic and foreign subsidiaries as additional borrowers and/or guarantors thereunder, Bank of America, N.A., as global administrative agent, collateral agent and Australian security trustee, and the other lenders and financial institutions from time to time party thereto, providing up to $1.60 billion in aggregate principal amount of senior secured revolving credit facilities (the "senior secured revolving credit facilities"). The senior secured revolving credit facilities consist of (i) an asset based lending facility with aggregate commitments up to $1.31 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and certain of its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, as well as (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. borrowers under the Credit Agreement, and certain equity interests in the borrower and guarantor subsidiaries under the Credit Agreement. The senior secured revolving credit facilities will mature on November 18, 2022.
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
Mattel had borrowings under the senior secured revolving credit facilities of $400 million and $45 million as of June 30, 2020 and June 30, 2019, respectively, and had no borrowings under the senior secured revolving credit facilities as of December 31, 2019. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $13 million, $70 million, and $55 million as of June 30, 2020, June 30, 2019, and December 31, 2019, respectively.
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
Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect, as no event of default has occurred and Mattel's excess availability has been greater than $100 million and the Availability Threshold. As of June 30, 2020, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

9.  Long-Term Debt
Long-term debt includes the following:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
2010 Senior Notes due October 2020	$—	$250,000	$—
2010 Senior Notes due October 2040	250,000	250,000	250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2016 Senior Notes due August 2021	—	350,000	—
2017/2018 Senior Notes due December 2025	1,500,000	1,500,000	1,500,000
2019 Senior Notes due December 2027	600,000	—	600,000
Debt issuance costs and debt discount	(49,159)	(44,806)	(53,249)
	$2,850,841	$2,855,194	$2,846,751
10.  Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Benefit plan liabilities	$209,501	$184,220	$212,280
Noncurrent income tax liabilities	125,944	138,018	125,515
11.  Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended June 30, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2020	$17,021	$(8,065)	$(166,797)	$(848,042)	$(1,005,883)
Other comprehensive income (loss) before reclassifications	4,704	(80)	(1,203)	26,843	30,264
Amounts reclassified from accumulated other comprehensive income (loss)	(3,699)	—	1,721	—	(1,978)
Net increase (decrease) in other comprehensive income (loss)	1,005	(80)	518	26,843	28,286
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2020	$18,026	$(8,145)	$(166,279)	$(821,199)	$(977,597)

	For the Six Months Ended June 30, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive income (loss) before reclassifications	13,894	115	499	(118,791)	(104,283)
Amounts reclassified from accumulated other comprehensive income (loss)	(6,909)	—	3,079	—	(3,830)
Net increase (decrease) in other comprehensive income (loss)	6,985	115	3,578	(118,791)	(108,113)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2020	$18,026	$(8,145)	$(166,279)	$(821,199)	$(977,597)

	For the Three Months Ended June 30, 2019
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2019	$16,470	$(4,670)	$(142,540)	$(707,194)	$(837,934)
Other comprehensive income (loss) before reclassifications	3,254	(1,944)	(618)	(1,170)	(478)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,492)	—	1,242	—	(1,250)
Net increase (decrease) in other comprehensive income (loss)	762	(1,944)	624	(1,170)	(1,728)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2019	$17,232	$(6,614)	$(141,916)	$(708,364)	$(839,662)

	For the Six Months Ended June 30, 2019
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	9,072	(67)	(1,824)	12,963	20,144
Amounts reclassified from accumulated other comprehensive income (loss)	(3,251)	—	2,671	—	(580)
Net increase (decrease) in other comprehensive income (loss)	5,821	(67)	847	12,963	19,564
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2019	$17,232	$(6,614)	$(141,916)	$(708,364)	$(839,662)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2020	June 30, 2019	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts and other	$3,622	$2,675	Cost of sales
Tax effect	77	(183)	Provision for income taxes
	$3,699	$2,492	Net loss
Employee Benefit Plans
Amortization of prior service credit (a)	$466	$493	Other non-operating expense (income), net
Recognized actuarial loss (a)	(2,337)	(1,735)	Other non-operating expense (income), net
	(1,871)	(1,242)
Tax effect	150	—	Provision for income taxes
	$(1,721)	$(1,242)	Net loss

	For the Six Months Ended
	June 30, 2020	June 30, 2019	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts and other	$6,814	$3,602	Cost of sales
Tax effect	95	(351)	Provision for income taxes
	$6,909	$3,251	Net loss
Employee Benefit Plans
Amortization of prior service credit (a)	$932	$986	Other non-operating expense (income), net
Recognized actuarial loss (a)	(4,677)	(3,472)	Other non-operating expense (income), net
	(3,745)	(2,486)
Tax effect	666	(185)	Provision for income taxes
	$(3,079)	$(2,671)	Net loss
_______________________________________
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Currency translation adjustments resulted in a net loss of $118.8 million for the six months ended June 30, 2020, primarily due to the weakening of the Mexican peso, Brazilian real, British pound sterling, and the Russian ruble against the U.S. dollar. Currency translation adjustments resulted in a net gain of $13.0 million for the six months ended June 30, 2019, primarily due to the strengthening of the Russian ruble, Hong Kong dollar, and Mexican peso against the U.S. dollar, partially offset by the weakening of the Euro against the U.S. dollar.
12.  Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel also uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Additionally, Mattel utilizes derivative contracts to hedge commodities including certain raw materials. As of June 30, 2020, June 30, 2019, and December 31, 2019, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of $1.17 billion, $1.06 billion, and $742.0 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Fair Value			Balance Sheet Classification
	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$11,731	$13,620	$10,227	Prepaid expenses and other current assets
Foreign currency forward exchange contracts and other	1,237	2,573	715	Other noncurrent assets
Total derivatives designated as hedging instruments	$12,968	$16,193	$10,942
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$786	$929	$4,060	Prepaid expenses and other current assets
	$13,754	$17,122	$15,002

	Derivative Liabilities
	Fair Value			Balance Sheet Classification
	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$1,973	$949	$2,500	Accrued liabilities
Foreign currency forward exchange contracts and other	1,241	363	213	Other noncurrent liabilities
Total derivatives designated as hedging instruments	$3,214	$1,312	$2,713
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$5,280	$467	$263	Accrued liabilities
Foreign currency forward exchange contracts and other	185	—	—	Other noncurrent liabilities
Total derivatives not designated as hedging instruments	$5,465	$467	$263
	$8,679	$1,779	$2,976
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2020		June 30, 2019		Statements of Operations Classification
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$4,704	$3,699	$3,254	$2,492	Cost of sales

	For the Six Months Ended
	June 30, 2020		June 30, 2019
	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Statements of Operations Classification
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$13,894	$6,909	$9,072	$3,251	Cost of sales
The net gains are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$8,121	$4,366	Other non-operating expense (income), net

	Amount of (Loss) Gain Recognized in the Statements of Operations		Statements of Operations Classification
	For the Six Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$(30,247)	$3,868	Other non-operating expense (income), net
The net gains (loss) are offset by gains and losses on the related transactions.
13.  Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2020, June 30, 2019, and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
•Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•Level 2 – Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Mattel's financial assets and liabilities include the following:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$13,754	$—	$13,754
Available-for-sale security (b)	3,645	—	—	3,645
Total assets	$3,645	$13,754	$—	$17,399
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$8,679	$—	$8,679

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$17,122	$—	$17,122
Available-for-sale security (b)	5,206	—	—	5,206
Total assets	$5,206	$17,122	$—	$22,328
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$1,779	$—	$1,779

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$15,002	$—	$15,002
Available-for-sale security (b)	3,530	—	—	3,530
Total assets	$3,530	$15,002	$—	$18,532
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$2,976	$—	$2,976
 ____________________________________________
(a)The fair value of the foreign currency forward exchange contracts and other commodity derivative instruments is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)The fair value of the available-for-sale security is based on the quoted price on an active public exchange.
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
The estimated fair value of Mattel's long-term debt was $2.87 billion (compared to a carrying value of $2.90 billion) as of June 30, 2020, $2.81 billion (compared to a carrying value of $2.90 billion) as of June 30, 2019, and $3.00 billion (compared to a carrying value of $2.90 billion) as of December 31, 2019. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.  Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands, except per share amounts)
Basic
Net loss	$(109,172)	$(107,987)	$(319,914)	$(284,283)
Weighted-average number of common shares	346,875	345,941	346,778	345,946
Basic net loss per common share	$(0.31)	$(0.31)	$(0.92)	$(0.82)

Diluted
Net loss	$(109,172)	$(107,987)	$(319,914)	$(284,283)
Weighted-average number of common shares	346,875	345,941	346,778	345,946
Dilutive stock options and restricted stock units ("RSUs") (a)	—	—	—	—
Weighted-average number of common and potential common shares	346,875	345,941	346,778	345,946
Diluted net loss per common share	$(0.31)	$(0.31)	$(0.92)	$(0.82)
 _______________________________________
(a)Mattel was in a net loss position for the three and six months ended June 30, 2020 and 2019, and, accordingly, all outstanding nonqualified stock options and RSUs were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
15. Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2019 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Service cost	$1,112	$1,678	$2,221	$2,634
Interest cost	3,737	4,826	7,518	9,666
Expected return on plan assets	(4,902)	(5,434)	(9,823)	(10,878)
Amortization of prior service cost	43	16	86	32
Recognized actuarial loss	2,356	1,831	4,715	3,664
	$2,346	$2,917	$4,717	$5,118

A summary of the components of net periodic benefit credit for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Interest cost	$35	$50	$70	$100
Amortization of prior service credit	(509)	(509)	(1,018)	(1,018)
Recognized actuarial gain	(19)	(96)	(38)	(192)
	$(493)	$(555)	$(986)	$(1,110)
During the six months ended June 30, 2020, Mattel made cash contributions totaling approximately $2 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2020, Mattel expects to make additional cash contributions of approximately $9 million.
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
As of June 30, 2020, two long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2018–December 31, 2020 performance cycle and (ii) a January 1, 2019–December 31, 2021 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Stock option compensation expense	$2,376	$2,168	$5,507	$4,574
RSU compensation expense (a)	6,762	10,277	17,907	19,736
	$9,138	$12,445	$23,414	$24,310
 _______________________________________
(a)Includes compensation expense associated with Mattel's long-term incentive programs of $0.2 million and $4.0 million for the three and six months ended June 30, 2020, respectively, and $1.3 million and $2.1 million for the three and six months ended June 30, 2019, respectively.
As of June 30, 2020, total unrecognized compensation expense related to unvested share-based payments totaled $50.4 million and is expected to be recognized over a weighted-average period of 1.6 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. No cash was received for stock option exercises during the six months ended June 30, 2020 and 2019.

17.  Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Design and development	$46,486	$52,186	$91,113	$94,631
Identifiable intangible asset amortization	9,687	9,909	19,652	20,338
18.  Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating loss in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Australian dollar, Canadian dollar, Brazilian real, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel during the six months ended June 30, 2020.
Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Operating loss	$(2,169)	$672	$(1,946)	$(3,098)
Other non-operating expense (income), net	(1,603)	1,117	(2,435)	(551)
Currency transaction (losses) gains, net	$(3,772)	$1,789	$(4,381)	$(3,649)
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
In connection with the Capital Light program, Mattel recorded severance and other restructuring charges within the consolidated statements of operations as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Cost of sales (a)	$1,407	$3,483	$4,464	$3,483
Other selling and administrative expenses (b)	1,374	7,971	4,120	7,971
	$2,781	$11,454	$8,584	$11,454
 _______________________________________
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations include charges associated with the consolidation of manufacturing facilities.
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 22 to the Consolidated Financial Statements—Segment Information."

The following table summarizes Mattel's severance and other restructuring charges activity related to the Capital Light program for the six months ended June 30, 2020:

	Liability at December 31, 2019	Charges (a)	Payments/Utilization	Liability at June 30, 2020
	(In thousands)
Severance	$6,151	$4,120	$(1,865)	$8,406
Other restructuring charges	11,484	4,464	(6,906)	9,042
	$17,635	$8,584	$(8,771)	$17,448
 _______________________________________
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.
As of June 30, 2020, Mattel has recorded cumulative severance and other restructuring charges related to the Capital Light program of $46.2 million, which include approximately $14 million of non-cash charges. Mattel expects to incur total severance and other restructuring charges, excluding non-cash charges, of approximately $38 million related to the Capital Light program.
Other Cost Savings Actions
In connection with Mattel’s continued efforts to streamline its organizational structure and restore profitability, on May 4, 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19.
The following table summarizes Mattel's severance charges activity related to other cost savings actions for the six months ended June 30, 2020:

	Liability at December 31, 2019	Charges (a)	Payments/Utilization	Liability at June 30, 2020
	(In thousands)
Severance (a)	$—	$14,505	$(4,947)	$9,558
_______________________________________
(a)Severance charges recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 22 to the Consolidated Financial Statements—Segment Information."
Mattel expects to incur additional severance and restructuring charges of approximately $5 million related to other cost savings actions, consisting solely of cash expenditures for employee termination and severance costs, through the end of 2020.
During the first half of 2020, Mattel recorded additional severance and other restructuring charges of approximately $5 million, related to actions initiated in the prior year associated with the Structural Simplification cost savings program.
20.  Income Taxes
Mattel's provision for income taxes was $12.8 million and $24.7 million for the three and six months ended June 30, 2020, respectively, and $12.2 million and $14.9 million for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2020, Mattel recognized a net discrete tax expense of $3.2 million and $9.6 million, respectively, primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. During the three and six months ended June 30, 2019, Mattel recognized a net discrete tax expense of $0.8 million and discrete tax benefit of $1.1 million, respectively, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets, there was no U.S. tax benefit provided for U.S. losses during the three and six months ended June 30, 2020 and 2019.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $7 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.

In April 2020, Mattel became aware of withholding tax regimes in Europe and potential changes in the interpretation of withholding tax rules which may subject Mattel to withholding tax for years remaining open under the applicable statute of limitation.  During the second quarter of 2020, Mattel performed and completed an analysis of the application of these withholding tax regimes, which did not result in a material impact to its income tax expense.
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
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. On January 27, 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of June 30, 2020, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.

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
In addition, a stockholder had filed a derivative action in the United States District Court for the District of Delaware (Lombardi v. Sinclair, et al., filed December 21, 2017) making allegations that were substantially identical to, or were based upon, the allegations of the class action lawsuit. The defendants in the derivative action were the same as those in the class action lawsuit plus Margaret H. Georgiadis, Michael J. Dolan, Trevor A. Edwards, Frances D. Fergusson, Ann Lewnes, Dominic Ng, Vasant M. Prabhu, Dean A. Scarborough, Dirk Van de Put, and Kathy W. Loyd. On February 26, 2018, the derivative action was stayed pending further developments in the class action litigation. On April 16, 2020, the stockholder filed an amended complaint, which is based on new allegations and which names a new set of defendants. The amended complaint is discussed in more detail below under “Litigation and Investigations Related to Whistleblower Letter.”
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
Thirty-three additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-seven children. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
In addition, a stockholder has filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action are R. Todd Bradley, Richard Dickson, Joseph J. Euteneuer, Adriana Cisneros, Michael J. Dolan, Ynon Kreiz, Soren T. Laursen, Ann Lewnes, Roger Lynch, Dominic Ng, Judy D. Olian and Vasant M. Prabhu.
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
In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are Ynon Kreiz, Margaret H. Georgiadis, Joseph J. Euteneuer, Joseph B. Johnson, R. Todd Bradley, Adriana Cisneros, Michael J. Dolan, Trevor A. Edwards, Frances D. Fergusson, Soren T. Laursen, Ann Lewnes, Kathy W. Loyd, Roger Lynch, Dominic Ng, Judy D. Olian, Vasant M. Prabhu, Dean A. Scarborough, Christopher A. Sinclair, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants (Lombardi v. Kreiz, et al., filed April 16, 2020). The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (discussed above under “2017 Securities Litigation”). In May 2020, the derivative actions were consolidated and stayed pending further developments in the class action lawsuits.
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
Vehicles—including brands such as Hot Wheels, Matchbox, CARS (Disney Pixar), and Jurassic World (NBCUniversal).
Action Figures, Building Sets, Games, and Other—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (NBCUniversal), WWE, and Star Wars (Disney).
Segment Data
Mattel's operating segments are: (i) North America, which consists of the U.S. and Canada; (ii) International; and (iii) American Girl. The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.

The following tables present information about revenues, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment revenues (referred to as "gross sales" and reconciled to net sales in the tables below). Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments generally are not associated with categories, brands, and individual products. For this reason, Mattel's Chief Operating Decision Maker uses total net sales and gross sales by segment as measures to evaluate segment performance. Sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) represents each segment's operating income (loss), while consolidated operating loss represents loss from operations before net interest, other non-operating expense (income), net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, severance and other restructuring costs, share-based compensation, corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Revenues by Segment
North America	$461,550	$447,354	$767,302	$816,745
International	323,944	480,507	650,064	845,685
American Girl	29,066	34,405	67,159	79,962
Gross sales	814,560	962,266	1,484,525	1,742,392
Sales adjustments	(82,424)	(102,203)	(158,319)	(193,083)
Net sales	$732,136	$860,063	$1,326,206	$1,549,309

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Segment Income (Loss)
North America (a)	$77,920	$28,297	$85,951	$8,556
International (a)	(9,767)	(3,507)	(43,848)	(27,810)
American Girl	(13,858)	(16,305)	(31,299)	(30,364)
	54,295	8,485	10,804	(49,618)
Corporate and other expense (b)	(100,436)	(59,901)	(206,756)	(128,809)
Operating loss	(46,141)	(51,416)	(195,952)	(178,427)
Interest expense	49,615	46,234	98,595	93,192
Interest (income)	(1,025)	(1,532)	(3,108)	(3,804)
Other non-operating expense (income), net	1,602	(294)	3,743	1,610
Loss before income taxes	$(96,333)	$(95,824)	$(295,182)	$(269,425)
_______________________________________
(a)Segment income (loss) included severance and restructuring expenses of $1.4 million and $4.5 million, for the three and six months ended June 30, 2020, respectively, and $3.5 million, for the three and six months ended June 30, 2019, respectively, which were allocated to the North America and International segments. Segment income (loss) for the three and six months ended June 30, 2019 also included charges of $3.1 million and $30.4 million, respectively, attributable to the inclined sleeper product recalls, substantially all of which was recorded in the North America segment.
(b)Corporate and other expense included severance and restructuring charges of $16.2 million and $23.8 million, for the three and six months ended June 30, 2020, respectively, and $14.4 million and $23.1 million, for the three and six months ended June 30, 2019. Corporate and other expense also included expenses related to inclined sleeper product recall litigation of $2.9 million and $9.1 million, for the three and six months ended June 30, 2020, respectively, and share-based compensation for the three and six months ended June 30, 2020 and June 30, 2019.

Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	June 30, 2020	June 30, 2019	December 31, 2019
	(In thousands)
Assets by Segment
North America	$620,900	$622,614	$569,819
International	520,189	677,958	721,251
American Girl	48,192	42,681	35,004
	1,189,281	1,343,253	1,326,074
Corporate and other	163,813	134,839	105,789
Accounts receivable and inventories, net	$1,353,094	$1,478,092	$1,431,863
The table below presents worldwide revenues by categories:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Revenues by Categories
Dolls	$261,023	$273,405	$486,892	$526,291
Infant, Toddler, and Preschool	199,824	251,996	340,144	445,622
Vehicles	158,683	214,137	344,334	397,498
Action Figures, Building Sets, Games, and Other	195,030	222,728	313,155	372,981
Gross sales	814,560	962,266	1,484,525	1,742,392
Sales adjustments	(82,424)	(102,203)	(158,319)	(193,083)
Net sales	$732,136	$860,063	$1,326,206	$1,549,309
The table below presents supplemental disclosure of worldwide revenues:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Revenues by Top 3 Power Brands
Barbie	$199,312	$186,531	$346,797	$350,009
Hot Wheels	136,479	175,199	295,097	325,735
Fisher-Price and Thomas & Friends	176,259	222,409	305,009	394,807
Other	302,510	378,127	537,622	671,841
Gross sales	814,560	962,266	1,484,525	1,742,392
Sales adjustments	(82,424)	(102,203)	(158,319)	(193,083)
Net sales	$732,136	$860,063	$1,326,206	$1,549,309

Geographic Information
The table below presents information by geographic area. Revenues are attributed to countries based on location of the customer.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Revenues by Geographic Area
North America	$490,616	$481,759	$834,461	$896,707
International
EMEA	184,018	234,107	399,305	450,456
Latin America	67,690	141,310	127,351	216,560
Asia Pacific	72,236	105,090	123,408	178,669
Total International	323,944	480,507	650,064	845,685
Gross sales	814,560	962,266	1,484,525	1,742,392
Sales adjustments	(82,424)	(102,203)	(158,319)	(193,083)
Net sales	$732,136	$860,063	$1,326,206	$1,549,309
23.  New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model, or "CECL"). In November 2018, the FASB issued ASU 2018-19, Codifications Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. Mattel adopted ASU 2016-13 and its related amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02) on January 1, 2020. The adoption of this new accounting standard and its related amendments did not have a material impact on Mattel's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 was effective for interim and annual reporting periods beginning on January 1, 2020. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. Mattel adopted ASU 2018-13 on January 1, 2020. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
In March 2019, the FASB issued ASU 2019-02, Entertainment - Films - Other Assets - Film Costs (Subtopic 926-20) and Entertainment - Broadcasters - Intangibles - Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials, which aligns the accounting for production costs of episodic television series with the accounting of films by removing the content distinction for capitalization. Mattel adopted ASU 2019-02 on January 1, 2020. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.

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
Overview
Mattel is a leading global children's entertainment company that specializes in the design and production of quality toys and consumer products. Mattel's products are among the most widely recognized toy products in the world. Mattel's mission is to "create innovative products and experiences that inspire, entertain, and develop children through play." In order to deliver on this mission, Mattel is focused on the following two-part strategy to transform Mattel from a toy manufacturing company into an intellectual property ("IP") driven, high-performing toy company:
•In the short- to mid-term, restore profitability by reshaping operations and regain topline growth by growing Mattel's Power Brands (Barbie, Hot Wheels, Fisher-Price and Thomas & Friends, and American Girl) and expanding Mattel's brand portfolio.
•In the mid- to long-term, capture the full value of Mattel's IP through franchise management and the development of Mattel's online retail and e-commerce capabilities.
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

Action Figures, Building Sets, Games, and Other—including brands such as MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (NBCUniversal), WWE, and Star Wars (Disney). From big blocks to small bricks, first builders to advanced collectors, MEGA creates products that spark purposeful play and encourage kids and adults to "build beyond." America's number one game, UNO is the classic matching card game that is easy to pick up and fast fun for everyone.
Mattel's operating segments are: (i) North America, which consists of the U.S. and Canada; (ii) International; and (iii) American Girl.  The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.
COVID-19 Update
A novel strain of coronavirus disease ("COVID-19") was reported in December 2019 and characterized as a pandemic by the World Health Organization in March 2020.  The impact of COVID-19 and the actions taken by governments, businesses, and individuals in response to it have resulted in significant global economic disruption, including, but not limited to, temporary business closures, reduced retail traffic, volatility in financial markets, and restrictions on travel.
COVID-19 has continued to significantly impact Mattel’s results of operations, financial position, and cash flows, primarily due to net sales declines in the International and American Girl segments during the second quarter of 2020, as compared to the second quarter of 2019.  However, strong consumer toy demand in North America resulted in slightly higher net sales in the North America segment during the second quarter of 2020, as compared to the second quarter of 2019, primarily driven by strong point of sale demand ("POS") in the Dolls and Games categories and increased sales through e-commerce and omnichannel retailers. Net sales declined in the International segment during the second quarter of 2020, as compared to the second quarter of 2019, primarily due to retail store closures and local restrictions as a result of COVID-19. Exiting the second quarter of 2020, substantially all retail stores in the EMEA and Asia Pacific regions were open, while a great majority of retail stores in the Latin America region were open. Net sales declined in the American Girl segment during the second quarter of 2020, as compared to the second quarter of 2019, primarily due to retail store closures as a result of COVID-19, partially offset by higher direct-to-consumer channel sales.
In the near term, COVID-19 is expected to continue to have adverse effects on net sales, with resulting impacts to profitability and working capital, though net sales, profitability, and working capital are expected to be less adversely impacted by COVID-19 in the second half of 2020 as compared to the year-over-year impact in the first half of 2020. Due to the uncertainty of the duration and severity of the pandemic and resulting effects, it is not possible to further estimate the ultimate impact to net sales, profitability, and working capital for the second half of 2020 and beyond. If the pandemic worsens, the actual adverse impact on net sales, profitability, and working capital may be materially greater than Mattel's current estimates.
COVID-19 has caused manufacturing and distribution disruption for Mattel and the manufacturers and distribution network it relies upon, including the temporary disruption of manufacturing and distribution facilities during the second quarter of 2020. To date, the disruption has not and is not expected to materially impact Mattel’s ability to meet demand for its products.  Mattel's manufacturing and distribution network was operational as of June 30, 2020. To the extent any of this disruption becomes prolonged or recurs, particularly during seasonally-high periods of production and/or distribution during the second half of 2020, Mattel’s ability to meet demand may be materially impacted.  Due to the uncertainty of the duration and severity of the pandemic and resulting effects, it is not possible to estimate the extent of such impact.
Prolonged disruption to Mattel’s customers, supply chain, or other critical operations would result in material adverse effects to Mattel’s business and its liquidity.  The ultimate impact of COVID-19 on Mattel’s results of operations, financial position, and cash flows remains uncertain at this time due to rapidly evolving circumstances.  Mattel is closely monitoring the situation and actively managing its business as developments occur. Refer to Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The specific line items that have been materially affected by these impacts of COVID-19 are noted within "Results of Operations–Second Quarter" and "Results of Operations–First Half" below.  Additional discussion of the impact of COVID-19 on Mattel's liquidity and capital resources is discussed in "Liquidity and Capital Resources" and in "Cost Savings Programs" below. In addition to the impacts of COVID-19 discussed below, it is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business.

Cybersecurity Update
On July 28, 2020, Mattel discovered that it was the victim of a ransomware attack on its information technology systems that caused data on a number of systems to be encrypted. Promptly upon detection of the attack, Mattel began enacting its response protocols and taking a series of measures to stop the attack and restore impacted systems. Mattel believes it has contained the attack and, although some business functions were temporarily impacted, Mattel was able to restore its critical operations. At this time, there is no evidence that any sensitive business data or retail customer, supplier, consumer ,or employee data was exfiltrated. Mattel carries cyber and business continuity insurance, commensurate with its size and the nature of its operations. At this time, Mattel believes there has been no material impact to its operations or financial condition as a result of the incident. However, a forensic investigation of the incident is being conducted, and until that investigation is completed, Mattel cannot be certain of the full impact of the incident.

Results of Operations—Second Quarter
Consolidated Results
Net sales for the second quarter of 2020 were $732.1 million, a 15% decrease, as compared to $860.1 million in the second quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. Net loss for the second quarter of 2020 was $109.2 million, or $0.31 per share, as compared to a net loss of $108.0 million, or $0.31 per share, in the second quarter of 2019, due to lower net sales in the International and American Girl segments, primarily due to the impact of COVID-19, partially offset by higher overall gross margin and higher net sales in the North America segment.
The following table provides a summary of Mattel's consolidated results for the second quarter of 2020 and 2019:

	For the Three Months Ended				Year/Year Change
	June 30, 2020		June 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$732.1	100.0%	$860.1	100.0%	-15%	—
Gross profit	$320.8	43.8%	$341.4	39.7%	-6%	410
Advertising and promotion expenses	60.2	8.2%	84.5	9.8%	-29%	-160
Other selling and administrative expenses	306.8	41.9%	308.3	35.8%	—%	610
Operating loss	(46.1)	-6.3%	(51.4)	-6.0%	-10%	-30
Interest expense	49.6	6.8%	46.2	5.4%	7%	140
Interest (income)	(1.0)	-0.1%	(1.5)	-0.2%	-33%	10
Other non-operating expense (income), net	1.6		(0.3)
Loss before income taxes	(96.3)	-13.2%	(95.8)	-11.1%	1%	-210
Provision for income taxes	12.8		12.2
Net loss	$(109.2)	-14.9%	$(108.0)	-12.6%	1%	-230

Sales
Net sales for the second quarter of 2020 were $732.1 million, a decrease of $128.0 million or 15%, as compared to $860.1 million in the second quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 2 percentage points.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the second quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$261.0	$273.4	-5%	-3%
Infant, Toddler, and Preschool	199.8	252.0	-21%	-2%
Vehicles	158.7	214.1	-26%	-3%
Action Figures, Building Sets, Games, and Other	195.0	222.7	-12%	-1%
Gross Sales	$814.6	$962.3	-15%	-2%
Sales Adjustments	(82.4)	(102.2)
Net Sales	$732.1	$860.1	-15%	-2%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$199.3	$186.5	7%	-3%
Hot Wheels	136.5	175.2	-22%	-3%
Fisher-Price and Thomas & Friends	176.3	222.4	-21%	-2%
Other	302.5	378.1	-20%	-2%
Gross Sales	$814.6	$962.3	-15%	-2%
Gross sales were $814.6 million in the second quarter of 2020, a decrease of $147.7 million or 15%, as compared to $962.3 million in the second quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The decrease in second quarter of 2020 gross sales was primarily due to lower sales of Vehicles and Infant, Toddler, and Preschool, including the impact of COVID-19.
Of the 5% decrease in Dolls gross sales, 3% was due to lower sales of Enchantimals products, 2% was due to lower sales of Polly Pocket products, and 2% was due to lower sales of American Girl products, partially offset by higher sales of Barbie products of 5%. Sales of Barbie products increased 7% driven by strong growth in North America segment sales, which increased 43%, partially offset by the decline in International segment sales of 19%, primarily due to the impact of COVID-19.
Of the 21% decrease in Infant, Toddler, and Preschool gross sales, 19% was due to lower sales of Fisher-Price and Thomas & Friends products, due to lower sales of Imaginext Toy Story 4 products and the overall category decline, including the impact of COVID-19.
Of the 26% decrease in Vehicles gross sales, 18% was due to lower sales of Hot Wheels products, primarily due to lower gross sales in the International segment of 34%, due to the impact of COVID-19, and 5% was due to lower sales of CARS products following its movie launch in a prior year.
Of the 12% decrease in Action Figures, Building Sets, Games, and Other gross sales, 24% was due to lower sales of Toy Story 4 products following its 2019 theatrical release and 6% was due to lower sales of MEGA products. This was partially offset by higher sales of 9% from card game products including UNO, and initial sales of Star Wars: The Child plush products of 8%.

Cost of Sales
Cost of sales as a percentage of net sales was 56.2% in the second quarter of 2020, as compared to 60.3% in the second quarter of 2019. Cost of sales decreased by $107.4 million, or 21%, to $411.3 million in the second quarter of 2020 from $518.7 million in the second quarter of 2019, as compared to a 15% decrease in net sales. Within cost of sales, product and other costs decreased by $78.7 million, or 20%, to $320.4 million in the second quarter of 2020 from $399.1 million in the second quarter of 2019; freight and logistics expenses decreased by $6.1 million, or 9%, to $60.0 million in the second quarter of 2020 from $66.1 million in the second quarter of 2019; and royalty expense decreased by $22.6 million, or 42%, to $30.9 million in the second quarter of 2020 from $53.5 million in the second quarter of 2019.
Gross Margin
Gross margin increased to 43.8% in the second quarter of 2020 from 39.7% in the second quarter of 2019. The increase in gross margin was primarily driven by incremental realized savings from the Structural Simplification and Capital Light programs (the "cost savings programs") and a decrease in royalty expense resulting from lower sales of licensed products, partially offset by the unfavorable impact of fixed cost absorption.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 8.2% in the second quarter of 2020 from 9.8% in the second quarter of 2019 as a result of a reduction and deferral of advertising and promotion spend due to the impact of COVID-19.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $306.8 million, or 41.9% of net sales, in the second quarter of 2020, as compared to $308.3 million, or 35.8% of net sales, in the second quarter of 2019. The decrease in other selling and administrative expenses was primarily driven by incremental realized savings from the cost savings programs, partially offset by higher incentive compensation expense.
Interest expense
Interest expense was $49.6 million in the second quarter of 2020, as compared to $46.2 million in the second quarter of 2019. The increase in interest expense was due to the higher interest rate associated with the refinancing of both the 2010 Senior Notes due October 2020 and the 2016 Senior Notes due August 2021 with the 2019 Senior Notes and higher short-term borrowings.
Provision for Income Taxes
Mattel's provision for income taxes was $12.8 million and $12.2 million for the second quarter of 2020 and 2019, respectively. For the second quarter of 2020 and 2019, Mattel recognized a net discrete tax expense of $3.2 million and $0.8 million, respectively, primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets, there was no U.S. tax benefit provided for U.S. losses during the second quarter 2020 and 2019.

Segment Results
North America Segment
The following table provides a summary of Mattel's gross sales for the North America segment by categories, along with supplemental information by brand, for the second quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$121.2	$93.3	30%	—%
Infant, Toddler, and Preschool	132.4	142.6	-7%	—%
Vehicles	77.8	88.6	-12%	—%
Action Figures, Building Sets, Games, and Other	130.2	122.8	6%	—%
Gross Sales	$461.5	$447.4	3%	—%
Sales Adjustments	(28.7)	(24.5)
Net Sales	$432.9	$422.9	2%	—%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$112.3	$78.5	43%	—%
Hot Wheels	66.2	68.6	-3%	—%
Fisher-Price and Thomas & Friends	111.7	124.6	-10%	—%
Other	171.4	175.7	-2%	—%
Gross Sales	$461.5	$447.4	3%	—%
Gross sales for the North America segment were $461.5 million in the second quarter of 2020, an increase of $14.1 million, or 3%, as compared to $447.4 million in the second quarter of 2019. The increase in the North America segment gross sales was primarily due to higher sales of Dolls, partially offset by lower sales of Vehicles.
Of the 30% increase in Dolls gross sales, 36% was due to higher sales of Barbie products, primarily driven by positive POS brand momentum, partially offset by lower sales of other owned brands products of 3%, and lower sales of partner brands products of 3%.
Of the 7% decrease in Infant, Toddler, and Preschool gross sales, 9% was due to lower sales of Fisher-Price and Thomas & Friends products attributable to lower sales of Imaginext Toy Story 4 products and the overall category decline. This was partially offset by higher sales of Power Wheels products of 4%.
Of the 12% decrease in Vehicles gross sales, 5% was due to lower sales of CARS products following its movie launch in a prior year, 4% was due to lower sales of Matchbox products, and 3% was due to lower sales of Hot Wheels products.
Of the 6% increase in Action Figures, Building Sets, Games, and Other gross sales, 14% was due to initial sales of Star Wars: The Child plush products and 13% was due to higher sales of card game products, including UNO. This was partially offset by lower sales of Toy Story 4 products of 23% following its 2019 theatrical release.
Cost of sales decreased 8% in the second quarter of 2020, as compared to a 2% increase in net sales, primarily due to lower product and other costs and royalty expense. Gross margin in the second quarter of 2020 increased primarily due to lower product costs due to incremental realized savings from the cost savings programs and lower royalty expense.
North America segment income was $77.9 million in the second quarter of 2020, as compared to segment income of $28.3 million in the second quarter of 2019; the increase was primarily due to higher gross profit and lower advertising and promotion expenses.

International Segment
The following table provides a summary of Mattel's gross sales for the International segment by categories, along with supplemental brand information, for the second quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$110.8	$145.7	-24%	-5%
Infant, Toddler, and Preschool	67.4	109.4	-38%	-3%
Vehicles	80.9	125.5	-36%	-5%
Action Figures, Building Sets, Games, and Other	64.8	99.9	-35%	-4%
Gross Sales	$323.9	$480.5	-33%	-5%
Sales Adjustments	(52.9)	(76.9)
Net Sales	$271.1	$403.6	-33%	-4%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$87.0	$108.1	-19%	-4%
Hot Wheels	70.3	106.6	-34%	-5%
Fisher-Price and Thomas & Friends	64.6	97.8	-34%	-4%
Other	102.1	168.1	-39%	-4%
Gross Sales	$323.9	$480.5	-33%	-5%
Gross sales for the International segment were $323.9 million in the second quarter of 2020, a decrease of $156.6 million, or 33%, as compared to $480.5 million in the second quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 5 percentage points. The decrease in the International segment gross sales was due to lower sales in all categories, primarily due to retail store closures and local restrictions resulting from COVID-19.
Of the 24% decrease in Dolls gross sales, 14% was due to lower sales of Barbie products, 4% was due to lower sales of Enchantimals products, and 4% was due to lower sales of Polly Pocket products, primarily due to the impact of COVID-19.
Of the 38% decrease in Infant, Toddler, and Preschool gross sales, 30% was due to lower sales of Fisher-Price and Thomas & Friends products, primarily due to the impacts of the overall category decline and the impact of COVID-19, and 7% was due to lower sales of Fisher-Price Friends products, primarily driven by the rationalization of licensing partnerships.
Of the 36% decrease in Vehicles gross sales, 29% was due to lower sales of Hot Wheels products, primarily due to the impact of COVID-19, and 5% was due to lower sales of CARS products following its movie launch in a prior year.
Of the 35% decrease in Action Figures, Building Sets, Games, and Other gross sales, 28% was due to lower sales of Toy Story 4 products following its 2019 theatrical release and 6% was due to lower sales of MEGA products.
Cost of sales decreased 36% in the second quarter of 2020, as compared to a 33% decrease in net sales, primarily due to lower product and other costs and royalty expense. Gross margin in the second quarter of 2020 increased primarily as a result of lower product costs due to incremental realized savings from the cost savings programs and lower royalty expense.
International segment loss was $9.8 million in the second quarter of 2020, as compared to segment loss of $3.5 million in the second quarter of 2019; the decline was primarily as a result of lower net sales due to the impact of COVID-19, partially offset by higher gross margin and lower advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel's gross sales for the American Girl segment for the second quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
American Girl Segment
Gross Sales	$29.1	$34.4	-16%	—%
Sales Adjustments	(0.9)	(0.9)
Net Sales	$28.2	$33.5	-16%	—%
Gross sales for the American Girl segment were $29.1 million in the second quarter of 2020, a decrease of $5.3 million, or 16%, as compared to $34.4 million in the second quarter of 2019. The decrease in American Girl gross sales was primarily due to lower sales in proprietary retail channels, which were impacted by retail store closures throughout the quarter due to the impact of COVID-19. This was partially offset by higher direct-to-consumer channel sales, which more than doubled during the second quarter of 2020.
Cost of sales decreased 13% in the second quarter of 2020, as compared to a 16% decrease in net sales, primarily due to lower product and other costs, partially offset by higher freight and logistics expenses. Gross margin in the second quarter of 2020 decreased primarily due to increased freight and logistics expenses due to higher direct-to-consumer channel sales, partially offset by incremental realized savings from cost savings programs.
American Girl segment loss was $13.9 million in the second quarter of 2020, as compared to a segment loss of $16.3 million in the second quarter of 2019. This improvement was primarily driven by lower selling and administrative expense, partially offset by lower net sales, including the impact of retail store closures during the quarter due to the impact of COVID-19.

Results of Operations—First Half
Consolidated Results
Net sales for the first half of 2020 were $1.33 billion, a 14% decrease, as compared to $1.55 billion for the first half of 2019, with an unfavorable impact from the changes in currency exchange rates of 1 percentage point. Net loss for the first half of 2020 was $319.9 million, or $0.92 per share, as compared to a net loss of $284.3 million, or $0.82 per share, in the first half of 2019. The higher net loss was due to lower net sales, primarily due to the impact of COVID-19, which was partially offset by higher gross margin, driven by incremental realized savings from the cost savings programs, and the absence of the impact of the inclined sleeper product recalls of approximately $30 million.
The following table provides a summary of Mattel's consolidated results for the first half of 2020 and 2019:

	For the Six Months Ended				Year/Year Change
	June 30, 2020		June 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,326.2	100.0%	$1,549.3	100.0%	-14%	—
Gross profit	$576.0	43.4%	$581.2	37.5%	-1%	590
Advertising and promotion expenses	136.5	10.3%	154.0	9.9%	-11%	40
Other selling and administrative expenses	635.5	47.9%	605.7	39.1%	5%	880
Operating loss	(196.0)	-14.8%	(178.5)	-11.5%	10%	-330
Interest expense	98.6	7.4%	93.2	6.0%	6%	140
Interest (income)	(3.1)	-0.2%	(3.8)	-0.2%	-18%	—
Other non-operating expense, net	3.7		1.6
Loss before income taxes	(295.2)	-22.3%	(269.4)	-17.4%	10%	-490
Provision for income taxes	24.7		14.9
Net loss	$(319.9)	-24.1%	$(284.3)	-18.3%	13%	-580

Sales
Net sales for the first half of 2020 were $1.33 billion, a 14% decrease, as compared to $1.55 billion for the first half of 2019.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the first half of 2020 and 2019:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$486.9	$526.3	-7%	-2%
Infant, Toddler, and Preschool	340.1	445.6	-24%	-2%
Vehicles	344.3	397.5	-13%	-2%
Action Figures, Building Sets, Games, and Other	313.2	373.0	-16%	-2%
Gross Sales	$1,484.5	$1,742.4	-15%	-2%
Sales Adjustments	(158.3)	(193.1)
Net Sales	$1,326.2	$1,549.3	-14%	-1%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$346.8	$350.0	-1%	-3%
Hot Wheels	295.1	325.7	-9%	-3%
Fisher-Price and Thomas & Friends	305.0	394.8	-23%	-2%
Other	537.6	671.8	-20%	-2%
Gross Sales	$1,484.5	$1,742.4	-15%	-2%

Gross sales were $1.48 billion in the first half of 2020, a decrease of $257.9 million or 15%, as compared to $1.74 billion in the first half of 2019, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The decrease in gross sales for the first half of 2020 was primarily due to lower sales of Infant, Toddler, and Preschool; Action Figures, Building Sets, Games, and Other; and Vehicles, primarily due to the impact of COVID-19.
Of the 7% decrease in Dolls gross sales, 2% was due to lower sales of American Girl products, 2% was due to lower sales of Polly Pocket products, 1% was due to lower sales of Enchantimals products, and 1% was due to lower sales of Barbie products. Sales of Barbie products decreased 1% driven by the decline in International segment sales of 18%, primarily due to the impact of COVID-19, partially offset by strong growth in North America segment sales, which increased 22%.
Of the 24% decrease in Infant, Toddler, and Preschool gross sales, 20% was due to lower sales of Fisher-Price and Thomas & Friends products, due to the overall category decline, including the impact of COVID-19.
Of the 13% decrease in Vehicles gross sales, 7% was due to lower sales of Hot Wheels products, primarily in the International segment, which declined 19% year over year, primarily due to the impact of COVID-19; and 4% was due to lower sales of CARS products following its movie launch in a prior year.
Of the 16% decrease in Action Figures, Building Sets, Games, and Other gross sales, 20% was due to lower sales of Toy Story 4 products following its 2019 theatrical release and 6% was due to lower sales of MEGA products, partially offset by higher sales of card games products, including UNO of 8%, and initial sales of Star Wars: The Child plush products of 5%.

Cost of Sales
Cost of sales as a percentage of net sales was 56.6% in the first half of 2020, as compared to 62.5% in the first half of 2019. Cost of sales decreased by $218.0 million, or 23%, to $750.2 million in the first half of 2020 from $968.1 million in the first half of 2019, as compared to a 14% decrease in net sales. Within cost of sales, product and other costs decreased by $169.5 million, or 23%, to $580.8 million in the first half of 2020 from $750.3 million in the first half of 2019; freight and logistics expenses decreased by $14.1 million, or 11%, to $115.0 million in the first half of 2020 from $129.1 million in the first half of 2019; and royalty expense decreased by $34.4 million, or 39%, to $54.4 million in the first half of 2020 from $88.7 million in the first half of 2019.
Gross Margin
Gross margin increased to 43.4% in the first half of 2020 from 37.5% in the first half of 2019. The increase in gross margin was primarily driven by incremental realized savings from the cost savings programs, a decrease in royalty expense resulting from lower sales of licensed products, and the absence of the inclined sleeper product recalls of approximately $26 million, partially offset by the unfavorable impact of fixed cost absorption.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 10.3% in the first half of 2020 from 9.9% in the first half of 2019, due to lower net sales, partially offset by a reduction and deferral of advertising and promotion spend, both primarily due to the impact of COVID-19.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $635.5 million, or 47.9% of net sales, in the first half of 2020, as compared to $605.7 million, or 39.1% of net sales, in the first half of 2019. The increase in other selling and administrative expenses were primarily driven by higher incentive compensation expense and employee-related costs, partially offset by incremental realized savings from the cost savings programs.
Interest Expense
Interest expense was $98.6 million in the first half of 2020, as compared to $93.2 million in the first half of 2019. The increase in interest expense was due to the higher interest rate associated with the refinancing of both the 2010 Senior Notes due October 2020 and the 2016 Senior Notes due August 2021 with the 2019 Senior Notes and higher short-term borrowings.
Provision for Income Taxes
Mattel's provision for income taxes was $24.7 million and $14.9 million for the first half of 2020 and 2019, respectively. For the first half of 2020, Mattel recognized a net discrete tax expense of $9.6 million primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. During the first half of 2019, Mattel recognized a net discrete benefit of $1.1 million, primarily related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets, there was no U.S. tax benefit provided for U.S. losses during the first half of 2020 and 2019.

Segment Results
North America Segment
The following table provides a summary of Mattel's gross sales for the North America segment by categories, along with supplemental information by brand, for the first half of 2020 and 2019:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$195.1	$173.6	12%	—%
Infant, Toddler, and Preschool	208.9	250.6	-17%	—%
Vehicles	166.5	173.6	-4%	—%
Action Figures, Building Sets, Games, and Other	196.7	219.0	-10%	—%
Gross Sales	$767.3	$816.7	-6%	—%
Sales Adjustments	(46.9)	(52.5)
Net Sales	$720.4	$764.3	-6%	—%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$180.1	$147.8	22%	—%
Hot Wheels	140.3	135.6	3%	-1%
Fisher-Price and Thomas & Friends	181.6	221.2	-18%	—%
Other	265.3	312.2	-15%	—%
Gross Sales	$767.3	$816.7	-6%	—%
Gross sales for the North America segment were $767.3 million in the first half of 2020, a decrease of $49.4 million, or 6%, as compared to $816.7 million in the first half of 2019. The decrease in the North America segment gross sales was primarily due to lower sales of Infant, Toddler, and Preschool; and Action Figures, Building Sets, Games, and Other; partially offset by higher sales of Dolls.
Of the 12% increase in Dolls gross sales, 18% was due to higher sales of Barbie products, primarily driven by positive POS brand momentum, partially offset by lower sales of other owned brands products of 4%.
Of the 17% decrease in Infant, Toddler, and Preschool gross sales, 16% was due to lower sales of Fisher-Price and Thomas & Friends products, including the impacts of lower sales of Imaginext Toy Story 4 products and the overall category decline.
Of the 4% decrease in Vehicles gross sales, 4% was due to lower sales of CARS products following its movie launch in a prior year and 2% was due to lower sales of Matchbox products, partially offset by higher sales of Hot Wheels products of 3%.
Of the 10% decrease in Action Figures, Building Sets, Games, and Other gross sales, 21% was due to lower sales of Toy Story 4 products following its 2019 theatrical release and 6% was due to lower sales of MEGA products, partially offset by 10% higher sales of card games products, including UNO, and 8% due to initial sales of Star Wars: The Child plush products.
Cost of sales decreased 19% during the first half of 2020, as compared to a 6% decrease in net sales, primarily driven by lower product and other costs and royalty expense. Gross margin in the first half of 2020 increased primarily due to lower product costs due to incremental realized savings from the cost savings programs, lower royalty expense, and the absence of the inclined sleeper product recall expense of approximately $25 million in 2019.
North America segment income was $86.0 million in the first half of 2020, as compared to segment income of $8.6 million in the first half of 2019; the improvement was primarily due to higher gross profit and lower advertising and promotion expenses.

International Segment
The following table provides a summary of Mattel's gross sales for the International segment by categories, along with supplemental brand information, for the first half of 2020 and 2019:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Revenues by Categories
Dolls	$224.7	$272.8	-18%	-5%
Infant, Toddler, and Preschool	131.2	195.0	-33%	-4%
Vehicles	177.8	223.9	-21%	-5%
Action Figures, Building Sets, Games, and Other	116.4	154.0	-24%	-3%
Gross Sales	$650.1	$845.7	-23%	-4%
Sales Adjustments	(109.6)	(138.6)
Net Sales	$540.4	$707.1	-24%	-4%

Supplemental Revenue Disclosure
Revenues by Top 3 Power Brands
Barbie	$166.7	$202.3	-18%	-5%
Hot Wheels	154.8	190.1	-19%	-5%
Fisher-Price and Thomas & Friends	123.4	173.6	-29%	-4%
Other	205.2	279.7	-27%	-4%
Gross Sales	$650.1	$845.7	-23%	-4%
Gross sales for the International segment were $650.1 million in the first half of 2020, a decrease of $195.6 million, or 23%, as compared to $845.7 million in the first half of 2019, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. The decrease in the International segment gross sales was due to lower sales in all categories, primarily due to the impact of COVID-19.
Of the 18% decrease in Dolls gross sales, 13% was due to lower sales of Barbie products and 3% was due to lower sales of Polly Pocket products, both primarily due to the impact of COVID-19.
Of the 33% decrease in Infant, Toddler, and Preschool gross sales, 26% was due to lower sales of Fisher-Price and Thomas & Friends products, including the impacts of the overall category decline and the impact of COVID-19, and 6% was due to lower sales of Fisher-Price Friends products primarily driven by the rationalization of licensing partnerships.
Of the 21% decrease in Vehicles gross sales, 16% was due to lower sales of Hot Wheels products, primarily due to the impact of COVID-19, and 4% was due to lower sales of CARS products following its movie launch in a prior year.
Of the 24% decrease in Action Figures, Building Sets, Games, and Other gross sales, 18% was due to lower sales of Toy Story 4 products following its 2019 theatrical release and 4% was due to lower sales of MEGA products.
Cost of sales decreased 28% in the first half of 2020, as compared to a 24% decrease in net sales, primarily due to lower product and other costs and royalty expense. Gross margin in the first half of 2020 increased primarily due to lower product costs driven by incremental realized savings from the cost savings programs and lower royalty expense.
International segment loss was $43.8 million in the first half of 2020, as compared to a segment loss of $27.8 million in the first half of 2019. The decline was primarily due to lower net sales, mainly due to the impact of COVID-19, partially offset by lower advertising and promotion expenses and higher gross margin.

American Girl Segment
The following table provides a summary of Mattel's gross sales for the American Girl segment for the first half of 2020 and 2019:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
American Girl Segment
Total Gross Sales	$67.2	$80.0	-16%	—%
Sales Adjustments	(1.8)	(2.0)
Total Net Sales	$65.3	$78.0	-16%	—%
Gross sales for the American Girl segment was $67.2 million in the first half of 2020, a decrease of $12.8 million, or 16%, as compared to $80.0 million in the first half of 2019. The decrease in American Girl gross sales was primarily due to lower sales in proprietary retail channels, which were negatively impacted by retail store closures late in the first quarter and throughout the second quarter of 2020, primarily due to the impact of COVID-19, partially offset by higher direct-to-consumer channel sales.
Cost of sales decreased 9% in the first half of 2020, as compared to a 16% decrease in net sales, primarily driven by lower product and other costs. Gross margin in the first half of 2020 decreased primarily due to higher freight and logistics expenses due to higher direct-to-consumer channel sales, partially offset by lower product costs driven by the incremental realized savings from cost savings programs.
American Girl segment loss was $31.3 million in the first half of 2020, as compared to segment loss of $30.4 million in the first half of 2019. The decline was driven primarily by lower net sales, partially offset by lower other selling and administrative expenses.
Cost Savings Programs
Capital Light Program
During the first quarter of 2019, Mattel announced the commencement of its Capital Light program to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. In conjunction with the Capital Light program, Mattel discontinued production in 2019 at certain plants located in China, Indonesia, and Mexico. In addition to the discontinued production at the three plants, Mattel will discontinue production at its plant located in Canada in 2021. Mattel recorded severance and other restructuring charges of $8.6 million for the first half of 2020. Of the total charges recorded for the first half of 2020, $4.1 million was recorded within other selling and administrative expenses and $4.5 million was recorded within cost of sales in the consolidated statements of operations.
As of June 30, 2020, Mattel has recorded cumulative severance and other restructuring charges related to the Capital Light program of $46.2 million, which include approximately $14 million of non-cash charges. Mattel expects to incur total severance and other restructuring charges, excluding non-cash charges, of approximately $38 million related to the Capital Light program.
Mattel is currently evaluating other cost saving measures, including the optimization of owned and operated manufacturing facilities and the geographical footprint of co-manufacturing facilities, which may result in incremental cost savings. Mattel realized cost savings (before severance, restructuring costs, and cost inflation) of approximately $26 million, primarily within gross profit, for the first half of 2020 and has achieved approximately $41 million of run-rate savings in connection with the program. Mattel expects to realize cumulative run-rate cost savings of approximately $65 million in 2020 and $72 million by 2021 related to the Capital Light program actions taken through June 30, 2020.
Other Cost Savings Actions
During the first half of 2020, Mattel recorded severance charges of approximately $15 million, primarily related to actions taken to further streamline its organizational structure.

In connection with Mattel’s continued efforts to streamline its organizational structure and restore profitability, on May 4, 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19. Mattel expects to incur additional severance and restructuring charges of approximately $5 million, consisting solely of cash expenditures for employee termination and severance costs, through the end of 2020. As a result of the reduction in force actions initiated in 2020, Mattel expects to realize approximately $40 million of run-rate cost savings exiting 2020.
During the first half of 2020, Mattel recorded additional severance and other restructuring charges of approximately $5 million, related to actions initiated in the prior year associated with the Structural Simplification cost savings program.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include investing and financing activities such as capital expenditures and debt service. Of Mattel's $461.6 million in cash and equivalents at June 30, 2020, approximately $311 million was held by foreign subsidiaries.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its senior secured revolving credit facility covenants, or further deterioration of Mattel's credit ratings. As discussed above under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" of this Quarterly Report on Form 10-Q, many of the aforementioned factors have been, and are expected to continue to be, adversely affected by COVID-19. However, based on Mattel’s current business plan and factors known to date, including the currently known impacts of COVID-19, it is expected that existing cash and equivalents, cash flows from operations, availability under the senior secured credit revolving facility, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months. Additionally, Mattel expects to remain in compliance with all of its debt covenants through August 10, 2021. Refer to Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its senior secured revolving credit facilities to meet its short-term liquidity needs. At June 30, 2020, Mattel had $400.0 million in outstanding borrowings under the senior secured revolving credit facilities and approximately $13 million in outstanding letters of credit under the senior secured revolving credit facilities. During the first half of 2020, Mattel drew down $400.0 million under the senior secured revolving credit facilities as Mattel accelerated the timing of its borrowings under the senior secured revolving credit facilities in anticipation of its projected seasonal working capital requirements and in light of uncertainties surrounding the impact of COVID-19.
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
Cash Flow Activities
Cash flows used for operating activities were $463.0 million in the first half of 2020, as compared to $400.5 million in the first half of 2019. The increase in cash flows used for operating activities was primarily due to higher net loss, excluding the impact of non-cash charges.
Cash flows used for investing activities were $80.9 million in the first half of 2020, as compared to $43.7 million in the first half of 2019. The increase in cash flows used for investing activities was primarily driven by payments for foreign currency forward exchange contracts and higher capital spending in the first half of 2020.
Cash flows provided by financing activities were $399.3 million in the first half of 2020, as compared to $40.7 million in the first half of 2019. The increase in cash flows from financing activities was primarily driven by net proceeds from short-term borrowings of $400.0 million in the first half of 2020.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $168.5 million to $461.6 million at June 30, 2020, as compared to $630.0 million at December 31, 2019, primarily due to seasonal working capital usage and capital expenditures, partially offset by net proceeds from short-term borrowings during the first half of 2020. Mattel's cash and equivalents increased $267.4 million to $461.6 million at June 30, 2020, as compared to $194.1 million at June 30, 2019, primarily due to net proceeds from short-term borrowings during the first half of 2020 and cash flows provided by operating activities for the trailing twelve months, partially offset by capital expenditures.
Accounts receivable decreased $285.9 million to $650.5 million at June 30, 2020, as compared to $936.4 million at December 31, 2019, primarily due to seasonal declines as year-end receivables are collected and the impact of foreign exchange, due to the strengthening of the U.S. dollar. Accounts receivable decreased $105.2 million to $650.5 million at June 30, 2020, as compared to $755.7 million at June 30, 2019, primarily due to lower sales during the first half of 2020, as a result of the continued impact of COVID-19.
Inventory increased $207.1 million to $702.6 million at June 30, 2020, as compared to $495.5 million at December 31, 2019, primarily due to seasonal inventory build, partially offset by the temporary closure of production facilities in regions affected by COVID-19 and the impact of foreign exchange, due to the strengthening of the U.S. dollar. Inventory decreased $19.8 million to $702.6 million at June 30, 2020, as compared to $722.4 million at June 30, 2019, primarily due to the temporary closure of production facilities, partially offset by lower sales during the first half of 2020, as a result of the continued impact of COVID-19 and the impact of foreign exchange, due to the strengthening of the U.S. dollar.
Accounts payable and accrued liabilities decreased $263.0 million to $965.9 million at June 30, 2020, as compared to $1.23 billion at December 31, 2019, primarily due to seasonal declines in expenditure levels. Accounts payable and accrued liabilities decreased $36.3 million to $965.9 million at June 30, 2020, as compared to $1.0 billion at June 30, 2019, primarily due to the timing of interest payments.
Mattel had $400.0 million and $45.0 million of short-term borrowings outstanding at June 30, 2020, and June 30, 2019, respectively. At December 31, 2019, Mattel had no short-term borrowings outstanding.

A summary of Mattel's capitalization is as follows:

	June 30, 2020		June 30, 2019		December 31, 2019
	(In millions, except percentage information)
Cash and equivalents	$461.6		$194.1		$630.0

Short-term borrowings	400.0		45.0		—
2010 Senior Notes due October 2020	—		250.0		—
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2016 Senior Notes due August 2021	—		350.0		—
2017/2018 Senior Notes due December 2025	1,500.0		1,500.0		1,500.0
2019 Senior Notes due December 2027	600.0		—		600.0
Debt issuance costs and debt discount	(49.2)		(44.8)		(53.2)
Total debt	$3,250.8	97%	$2,900.2	87%	$2,846.8	85%
Stockholders' equity	86.1	3	426.2	13	491.7	15
Total capitalization (debt plus equity)	$3,336.9	100%	$3,326.4	100%	$3,338.5	100%
Total debt was $3.25 billion at June 30, 2020, as compared to $2.85 billion at December 31, 2019. There were no borrowings or repayments on long-term debt during the first half of 2020. Short-term borrowings were $400.0 million during the first half of 2020. Total debt was $3.25 billion at June 30, 2020, as compared to $2.90 billion at June 30, 2019. The increase is primarily due to the short-term borrowings of $400.0 million during the first half of 2020. In November 2019, Mattel used the proceeds from the $600.0 million aggregate principal issuance of the 2019 Senior Notes to redeem and retire its $250.0 million of 2010 Senior Notes due October 2020 and $350.0 million of 2016 Senior Notes due August 2021.
Stockholders' equity decreased $405.6 million to $86.1 million at June 30, 2020, as compared to $491.7 million at December 31, 2019, primarily due to the net loss for the first half of 2020 and a decrease in currency translation adjustments within accumulated other comprehensive loss due to the strengthening of the U.S. dollar. Stockholders' equity decreased $340.0 million to $86.1 million at June 30, 2020, as compared to $426.2 million at June 30, 2019, primarily due to the higher net loss for the first half of 2020 and a decrease in currency translation adjustments within accumulated other comprehensive loss due to the strengthening of the U.S. dollar.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel considered the impacts of the COVID-19 pandemic on significant estimates and judgments used in applying its accounting policies for the first half of 2020. However, in light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in meaningful impacts to its financial statements in future periods.

Mattel concluded that the impact of COVID-19 did not result in a triggering event for goodwill during the second quarter of 2020. Mattel expects the performance of the American Girl and International reporting units to be less adversely affected by COVID-19 in the second half of 2020 than they were in the first half of 2020. The American Girl reporting unit demonstrated strong growth in its direct-to-consumer channel during the first half of 2020 and is further expected to benefit from the re-opening of retail stores in the second half of 2020. The substantial re-opening of retail in most international regions exiting the second quarter is expected to benefit the International reporting unit as compared to the first half of 2020. For the second half of 2020 and beyond, Mattel expects to continue to execute on its short-to-mid-term strategy to restore profitability and revenue growth. Given the current impact to Mattel’s business, there is a higher degree of uncertainty as to the long-term impact to its discount rates and forecasts used for determining the recoverability of goodwill. Prolonged disruption to Mattel’s customers, supply chain, or other critical operations would materially impact Mattel’s results of operations and future period assumptions used in the determination of the estimated fair value for determining the recoverability of goodwill of Mattel’s reporting units. While 2020 financial results represent a small portion of the estimated fair value of the American Girl and International reporting units, material downward revisions to expected growth in net sales or profitability for future periods may result in the impairment of goodwill for the American Girl and International reporting units. Refer to Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding the potential impact of COVID-19 on Mattel’s business.
Mattel’s critical accounting policies and estimates are included in the 2019 Annual Report on Form 10-K and did not materially change during the first half of 2020.
New Accounting Pronouncements
See Part I, Item 1 "Financial Statements—Note 23 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
To supplement the financial results presented in accordance with U.S. GAAP, Mattel presents certain non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. The non-GAAP financial measures that Mattel presents include currency exchange rate impact and gross sales. Mattel uses these measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance, and each is discussed below. Mattel believes that the disclosure of non-GAAP financial measures provides useful supplemental information to investors to be able to better evaluate ongoing business performance and certain components of Mattel's results. These measures are not, and should not be viewed as, substitutes for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
Currency Exchange Rate Impact
The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates.
For entities reporting in currencies other than the U.S. dollar, Mattel calculates the percentage change of period-over-period results at constant currency exchange rates (established as described below) by translating current period and prior period results using these rates. Mattel then determines the currency exchange rate impact percentage by calculating the difference between the percentage change at such constant currency exchange rates and the percentage change at actual exchange rates.
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

Gross Sales
Gross sales represent sales to customers at invoice, excluding the impact of sales adjustments. Net sales, as reported, include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross sales as a measure for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel's business. Changes in gross sales are discussed because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with categories, brands, and individual products, making net sales less meaningful. Because sales adjustments are not allocated to individual products, net sales are only presented on a consolidated and segment basis and not on a categories or brand level.
Since sales adjustments are determined by customer rather than at the categories or brand level, Mattel believes that the disclosure of gross sales by categories and brand is useful supplemental information for investors to be able to assess the performance of its underlying categories and brands (e.g., Dolls, Barbie) and also enhances their ability to compare sales trends over time. Refer to Mattel's critical accounting policies and estimates included in the 2019 Annual Report on Form 10-K for further detail regarding sales adjustments.
A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Net sales	$732.1	$860.1	-15%	-2%
Sales adjustments	82.4	102.2
Gross sales	$814.6	$962.3	-15%	-2%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Net sales	$1,326.2	$1,549.3	-14%	-1%
Sales adjustments	158.3	193.1
Gross sales	$1,484.5	$1,742.4	-15%	-2%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Net sales	$432.9	$422.9	2%	—%
Sales adjustments	28.7	24.5
Gross sales	$461.5	$447.4	3%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Net sales	$720.4	$764.3	-6%	—%
Sales adjustments	46.9	52.5
Gross sales	$767.3	$816.7	-6%	—%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Net sales	$271.1	$403.6	-33%	-4%
Sales adjustments	52.9	76.9
Gross sales	$323.9	$480.5	-33%	-5%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Net sales	$540.4	$707.1	-24%	-4%
Sales adjustments	109.6	138.6
Gross sales	$650.1	$845.7	-23%	-4%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Net sales	$28.2	$33.5	-16%	—%
Sales adjustments	0.9	0.9
Gross sales	$29.1	$34.4	-16%	—%

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2020	June 30, 2019
	(In millions, except percentage information)
Net sales	$65.3	$78.0	-16%	—%
Sales adjustments	1.8	2.0
Gross sales	$67.2	$80.0	-16%	—%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Australian dollar, Canadian dollar, Brazilian real, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel during the first half of 2020. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating loss or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Net income (loss) items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the first half of 2020 were related to its net investments in entities having functional currencies denominated in the Mexican peso, Brazilian real, British pound sterling, and the Russian ruble.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel's second quarter net sales by approximately 0.4% and its second quarter loss per share by approximately $0.00 to $0.01.
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

In the short-term, volatility in the British pound sterling could continue as the U.K. negotiates a new trade deal with the EU. In the longer term, any impact from Brexit on Mattel's U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's U.K. operations represented approximately 5% of Mattel's consolidated net sales for the first half of 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Joseph J. Euteneuer, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2019 Annual Report on Form 10-K, other than the risk factors presented below, the current effects of which are discussed in more detail in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. In addition, the known and unknown impacts caused by the COVID-19 pandemic and actions taken in response to it by governments, businesses, and individuals, may give rise to or amplify the risk factors disclosed in the 2019 Annual Report on Form 10-K.
Disruptions in Mattel’s manufacturing operations, supply chain, distribution system, retail channels, or other aspects of Mattel’s business due to political instability, civil unrest, or disease could adversely affect Mattel’s business, financial position, sales, and results of operations.
Mattel owns, operates, and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Indonesia, Malaysia, Thailand, and in Canada and Mexico. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. Outbreaks of communicable diseases have also been known to occur in certain of these countries. In the past, outbreaks of avian flu have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. More recently, a strain of coronavirus surfaced in Wuhan, Hubei Province, China, resulting in a public health crisis that has been characterized as a pandemic by the World Health Organization. This pandemic, and the actions taken by governments, businesses, and individuals in response to it, have resulted in significant global economic disruption, which has adversely affected Mattel’s business, financial position, sales, and results of operations. Supply chain interruptions experienced by Mattel, its suppliers, and its customers have contributed to lower net sales and may continue to cause lower net sales to the extent they remain issues in the future. Other disruptions from public health crises such as these result from, among other things, workers contracting diseases, restrictions on factory openings, restrictions on travel, restrictions on shipping, and the closure of critical infrastructure. The design, development, and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract communicable diseases such as these, or if Mattel, Mattel’s third-party manufacturers, or their suppliers are adversely affected by other impacts of such diseases. In addition, the contingency plans Mattel has developed to help mitigate the impact of disruptions in its manufacturing operations, may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.
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

Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology can have an adverse effect on its business, financial condition, and results of operations.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. Many of these systems are managed by third-party service providers. Mattel uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. A small and growing volume of Mattel’s consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. Mattel and its business partners and third-party service providers collect, process, store, and transmit consumer data, including personal information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of Mattel’s business partners’ technology and systems, can expose Mattel or its customers to a risk of loss or misuse of such information, which can adversely affect Mattel’s operating results, result in regulatory enforcement, other litigation and potential liability for Mattel, and otherwise harm its business. Mattel’s ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers.
Mattel has exposure to similar security risks faced by other large companies that have data stored on their information technology systems. As described in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cybersecurity Update," in July 2020, Mattel discovered that it was the victim of a ransomware attack on its information technology systems that caused data on a number of systems to be encrypted. Mattel believes it has contained the attack and, although some business functions were temporarily impacted, Mattel was able to restore its critical operations. However, a forensic investigation of the incident is being conducted, and until that investigation is completed, Mattel cannot be certain of the full impact of the incident.
The systems and processes that Mattel has developed to protect personal information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider as well as enhancements to the security of Mattel's systems and processes following the July 2020 ransomware attack, do not provide absolute security, and any failure or inadequacy of such systems or processes could have an adverse effect on Mattel's business, financial condition, and results of operations. While Mattel carries cyber and business continuity insurance commensurate with its size and the nature of its operations, there can be no guarantee that costs incurred as a result of cyber events will be covered completely.
If Mattel’s or its third-party service providers' systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are future security breaches in these systems, any of which could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, Mattel could experience delays or decreases in product sales and reduced efficiency of its operations. Additionally, any of these types of events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets, or data, which could expose Mattel to potential litigation, regulatory actions, sanctions, or other statutory penalties, any or all of which could adversely affect its business, and cause it to incur significant losses and remediation costs.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2020, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the second quarter of 2020:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
April 1—30	1,458	$8.72	—	$203,016,273
May 1—31	10,675	8.84	—	203,016,273
June 1—30	374	9.50	—	203,016,273
Total	12,507	$8.84	—	$203,016,273
 ____________________________________
(a)The total number of shares purchased relates to 12,507 shares withheld from employees to satisfy minimum tax withholding obligations that occurred upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2020, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1+	Fourth Amendment to Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan	DEF 14A	001-05647	Appendix A	April 27, 2020
10.2+	Letter Agreement between Mattel, Inc. and Anthony P. DiSilvestro, dated June 19, 2020, regarding an offer of employment for the position of Executive Advisor and Chief Financial Officer	8-K	001-05647	10.1	June 23, 2020
10.3+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Anthony P. DiSilvestro, dated June 19, 2020	8-K	001-05647	10.2	June 23, 2020
10.4+	Separation Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 22, 2020	8-K	001-05647	10.2	June 23, 2020
10.5*+	Amendment No. 4 to the Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Amended and Restated Mattel, Inc. Personal Investment Plan
99.2*	Amendment One to the Mattel, Inc. Personal Investment Plan
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended June 30, 2020, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: August 10, 2020