Form 10-Q
period 2020-09-30
MATTEL INC /DE/
filed 2020-11-03
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of October 16, 2020: 348,040,304 shares

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019	December 31, 2019
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$452,167	$218,298	$630,028
Accounts receivable, net of allowances for credit losses of $18.5 million, $22.4 million, and $18.5 million, respectively	1,326,128	1,291,255	936,359
Inventories	663,639	701,567	495,504
Prepaid expenses and other current assets	157,929	225,877	186,083
Total current assets	2,599,863	2,436,997	2,247,974
Noncurrent Assets
Property, plant, and equipment, net	497,437	572,269	550,139
Right-of-use assets, net	291,097	306,223	303,187
Goodwill	1,387,260	1,382,588	1,390,714
Other noncurrent assets	828,438	829,504	833,212
Total Assets	$5,604,095	$5,527,581	$5,325,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$400,000	$230,000	$—
Accounts payable	497,379	512,491	459,357
Accrued liabilities	739,790	722,164	769,513
Income taxes payable	21,252	48,795	48,037
Total current liabilities	1,658,421	1,513,450	1,276,907
Noncurrent Liabilities
Long-term debt	2,852,751	2,856,773	2,846,751
Noncurrent lease liabilities	251,957	273,906	270,853
Other noncurrent liabilities	436,459	419,696	439,001
Total noncurrent liabilities	3,541,167	3,550,375	3,556,605
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,823,742	1,811,214	1,825,569
Treasury stock at cost: 93.3 million shares, 94.7 million shares, and 94.6 million shares, respectively	(2,283,992)	(2,321,012)	(2,318,921)
Retained earnings	1,409,262	1,413,006	1,413,181
Accumulated other comprehensive loss	(985,874)	(880,821)	(869,484)
Total stockholders' equity	404,507	463,756	491,714
Total Liabilities and Stockholders' Equity	$5,604,095	$5,527,581	$5,325,226
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,631,691	$1,481,557	$2,957,897	$3,030,866
Cost of sales	799,307	795,130	1,549,482	1,763,265
Gross Profit	832,384	686,427	1,408,415	1,267,601
Advertising and promotion expenses	102,527	170,379	238,981	324,333
Other selling and administrative expenses	345,700	365,961	981,229	971,608
Operating Income (Loss)	384,157	150,087	188,205	(28,340)
Interest expense	50,415	47,689	149,010	140,881
Interest (income)	(455)	(821)	(3,564)	(4,625)
Other non-operating (income) expense, net	(3,877)	1,264	(133)	2,874
Income (Loss) Before Income Taxes	338,074	101,955	42,892	(167,470)
Provision for income taxes	22,080	31,359	46,811	46,217
Net Income (Loss)	$315,994	$70,596	$(3,919)	$(213,687)
Net Income (Loss) Per Common Share - Basic	$0.91	$0.20	$(0.01)	$(0.62)
Weighted-average number of common shares	347,628	346,698	347,206	346,210
Net Income (Loss) Per Common Share - Diluted	$0.91	$0.20	$(0.01)	$(0.62)
Weighted-average number of common and potential common shares	348,714	348,487	347,206	346,210
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited; in thousands)
Net Income (Loss)	$315,994	$70,596	$(3,919)	$(213,687)
Other Comprehensive Loss, Net of Tax
Currency translation adjustments	13,032	(46,722)	(105,759)	(33,759)
Employee benefit plan adjustments	1,291	883	4,869	1,730
Net unrealized gains (losses) on available-for-sale security	178	(1,922)	293	(1,989)
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(15,709)	12,996	(1,815)	22,068
Amounts reclassified from accumulated other comprehensive loss	(7,069)	(6,394)	(13,978)	(9,645)
	(22,778)	6,602	(15,793)	12,423
Other Comprehensive Loss, Net of Tax	(8,277)	(41,159)	(116,390)	(21,595)
Comprehensive Income (Loss)	$307,717	$29,437	$(120,309)	$(235,282)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(Unaudited; in thousands)
Cash Flows From Operating Activities
Net loss	$(3,919)	$(213,687)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	120,073	156,252
Amortization	29,465	30,162
Asset impairments	8,550	9,344
Share-based compensation	39,946	39,140
Bad debt expense	7,822	2,869
Inventory obsolescence	31,068	56,913
Deferred income taxes	8,777	(13,424)
Changes in assets and liabilities:
Accounts receivable	(429,584)	(337,530)
Inventories	(211,149)	(229,524)
Prepaid expenses and other current assets	18,979	14,703
Accounts payable, accrued liabilities, and income taxes payable	(40,082)	(29,026)
Other, net	(13,923)	147
Net cash flows used for operating activities	(433,977)	(513,661)
Cash Flows From Investing Activities
Purchases of tools, dies, and molds	(41,447)	(36,715)
Purchases of other property, plant, and equipment	(49,016)	(38,962)
Payments for foreign currency forward exchange contracts, net	(26,982)	(3,394)
Other, net	2,283	702
Net cash flows used for investing activities	(115,162)	(78,369)
Cash Flows From Financing Activities
Proceeds from short-term borrowings, net	400,000	225,824
Other, net	(6,580)	(7,523)
Net cash flows provided by financing activities	393,420	218,301
Effect of Currency Exchange Rate Changes on Cash	(22,142)	(2,454)
Decrease in Cash and Equivalents	(177,861)	(376,183)
Cash and Equivalents at Beginning of Period	630,028	594,481
Cash and Equivalents at End of Period	$452,167	$218,298
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2019	$441,369	$1,825,569	$(2,318,921)	$1,413,181	$(869,484)	$491,714
Net loss	—	—	—	(210,741)	—	(210,741)
Other comprehensive loss, net of tax	—	—	—	—	(136,399)	(136,399)
Issuance of treasury stock for restricted stock units vesting	—	(3,777)	2,811	—	—	(966)
Share-based compensation	—	14,275	—	—	—	14,275
Balance, March 31, 2020	$441,369	$1,836,067	$(2,316,110)	$1,202,440	$(1,005,883)	$157,883
Net loss	—	—	—	(109,172)	—	(109,172)
Other comprehensive income, net of tax	—	—	—	—	28,286	28,286
Issuance of treasury stock for restricted stock units vesting	—	(944)	833	—	—	(111)
Deferred compensation	—	(186)	310	—	—	124
Share-based compensation	—	9,138	—	—	—	9,138
Balance, June 30, 2020	$441,369	$1,844,075	$(2,314,967)	$1,093,268	$(977,597)	$86,148
Net income	—	—	—	315,994	—	315,994
Other comprehensive loss, net of tax	—	—	—	—	(8,277)	(8,277)
Issuance of treasury stock for restricted stock units vesting	—	(36,865)	30,975	—	—	(5,890)
Share-based compensation	—	16,532	—	—	—	16,532
Balance, September 30, 2020	$441,369	$1,823,742	$(2,283,992)	$1,409,262	$(985,874)	$404,507

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,626,693	$(859,226)	$666,901
Net loss	—	—	—	(176,296)	—	(176,296)
Other comprehensive income, net of tax	—	—	—	—	21,292	21,292
Issuance of treasury stock for restricted stock units vesting	—	(1,829)	1,442	—	—	(387)
Share-based compensation	—	11,865	—	—	—	11,865
Balance, March 31, 2019	$441,369	$1,822,718	$(2,353,175)	$1,450,397	$(837,934)	$523,375
Net loss	—	—	—	(107,987)	—	(107,987)
Other comprehensive loss, net of tax	—	—	—	—	(1,728)	(1,728)
Issuance of treasury stock for restricted stock units vesting	—	(3,060)	3,025	—	—	(35)
Deferred compensation	—	(151)	276	—	—	125
Share-based compensation	—	12,445	—	—	—	12,445
Balance, June 30, 2019	$441,369	$1,831,952	$(2,349,874)	$1,342,410	$(839,662)	$426,195
Net income	—	—	—	70,596	—	70,596
Other comprehensive loss, net of tax	—	—	—	—	(41,159)	(41,159)
Issuance of treasury stock for restricted stock units vesting	—	(35,569)	28,862	—	—	(6,707)
Share-based compensation	—	14,831	—	—	—	14,831
Balance, September 30, 2019	$441,369	$1,811,214	$(2,321,012)	$1,413,006	$(880,821)	$463,756
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
2.     Accounts Receivable
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $18.5 million, $22.4 million, and $18.5 million as of September 30, 2020, September 30, 2019, and December 31, 2019, respectively.
3.     Inventories
Inventories include the following:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Raw materials and work in process	$113,248	$107,562	$103,123
Finished goods	550,391	594,005	392,381
	$663,639	$701,567	$495,504
4.     Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Land	$24,906	$25,086	$25,112
Buildings	297,067	299,489	302,956
Machinery and equipment	750,118	866,002	812,509
Software	374,596	413,903	364,391
Tools, dies, and molds	608,301	801,064	747,706
Leasehold improvements	172,095	211,455	183,250
	2,227,083	2,616,999	2,435,924
Less: accumulated depreciation	(1,729,646)	(2,044,730)	(1,885,785)
	$497,437	$572,269	$550,139

During the three months ended December 31, 2019, in conjunction with the Capital Light program, as further discussed in "Note 19 to the Consolidated Financial Statements—Restructuring Charges," Mattel discontinued production at one of its plants based in Mexico and has committed to a plan to dispose of the land and building. These assets meet the held for sale criteria and are actively being marketed for sale. The estimated fair value of the land and building, less costs to dispose, was determined to exceed its net book value of $8.4 million and $12.1 million as of September 30, 2020 and December 31, 2019, respectively, and are included within property, plant and equipment, net in the consolidated balance sheets.
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
In the third quarter of 2020, Mattel performed its annual impairment test and determined that goodwill was not impaired. The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2020 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact.

	December 31, 2019	Currency Exchange Rate Impact	September 30, 2020
	(In thousands)
North America	$732,430	$(759)	$731,671
International	450,713	(2,695)	448,018
American Girl	207,571	—	207,571
	$1,390,714	$(3,454)	$1,387,260
6.     Other Noncurrent Assets
Other noncurrent assets include the following:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Identifiable intangible assets (net of accumulated amortization of $277.5 million, $238.1 million, and $248.0 million, respectively)	$519,861	$552,332	$553,114
Deferred income taxes	60,850	63,551	67,900
Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and nine months ended September 30, 2020 and 2019.
7.     Accrued Liabilities
Accrued liabilities include the following:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Incentive compensation	$97,635	$65,220	$122,923
Current lease liabilities	85,120	73,297	74,065
Advertising and promotion	98,597	117,561	93,804
Royalties	57,020	82,056	94,228

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
Mattel had borrowings under the senior secured revolving credit facilities of $400 million and $230 million as of September 30, 2020 and September 30, 2019, respectively, and had no borrowings under the senior secured revolving credit facilities as of December 31, 2019. During October 2020, Mattel repaid $323.7 million under the senior secured revolving credit facilities, resulting in a total outstanding balance of $76.3 million as of October 21, 2020. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $13 million, $65 million, and $55 million as of September 30, 2020, September 30, 2019, and December 31, 2019, respectively.
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
Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect, as no event of default has occurred and Mattel's excess availability has been greater than $100 million and the Availability Threshold. As of September 30, 2020, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

9.     Long-Term Debt
Long-term debt includes the following:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
2010 Senior Notes due October 2020	$—	$250,000	$—
2010 Senior Notes due October 2040	250,000	250,000	250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2016 Senior Notes due August 2021	—	350,000	—
2017/2018 Senior Notes due December 2025	1,500,000	1,500,000	1,500,000
2019 Senior Notes due December 2027	600,000	—	600,000
Debt issuance costs and debt discount	(47,249)	(43,227)	(53,249)
	$2,852,751	$2,856,773	$2,846,751
10.     Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Benefit plan liabilities	$203,295	$183,214	$212,280
Noncurrent income tax liabilities	129,773	146,297	125,515
11.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended September 30, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2020	$18,026	$(8,145)	$(166,279)	$(821,199)	$(977,597)
Other comprehensive (loss) income before reclassifications	(15,709)	178	(432)	13,032	(2,931)
Amounts reclassified from accumulated other comprehensive income (loss)	(7,069)	—	1,723	—	(5,346)
Net (decrease) increase in other comprehensive (loss) income	(22,778)	178	1,291	13,032	(8,277)
Accumulated Other Comprehensive (Loss), Net of Tax, as of September 30, 2020	$(4,752)	$(7,967)	$(164,988)	$(808,167)	$(985,874)

	For the Nine Months Ended September 30, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive (loss) income before reclassifications	(1,815)	293	67	(105,759)	(107,214)
Amounts reclassified from accumulated other comprehensive income (loss)	(13,978)	—	4,802	—	(9,176)
Net (decrease) increase in other comprehensive (loss) income	(15,793)	293	4,869	(105,759)	(116,390)
Accumulated Other Comprehensive (Loss), Net of Tax, as of September 30, 2020	$(4,752)	$(7,967)	$(164,988)	$(808,167)	$(985,874)

	For the Three Months Ended September 30, 2019
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2019	$17,232	$(6,614)	$(141,916)	$(708,364)	$(839,662)
Other comprehensive income (loss) before reclassifications	12,996	(1,922)	(359)	(46,722)	(36,007)
Amounts reclassified from accumulated other comprehensive income (loss)	(6,394)	—	1,242	—	(5,152)
Net increase (decrease) in other comprehensive income (loss)	6,602	(1,922)	883	(46,722)	(41,159)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2019	$23,834	$(8,536)	$(141,033)	$(755,086)	$(880,821)

	For the Nine Months Ended September 30, 2019
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	22,068	(1,989)	(2,183)	(33,759)	(15,863)
Amounts reclassified from accumulated other comprehensive income (loss)	(9,645)	—	3,913	—	(5,732)
Net increase (decrease) in other comprehensive income (loss)	12,423	(1,989)	1,730	(33,759)	(21,595)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2019	$23,834	$(8,536)	$(141,033)	$(755,086)	$(880,821)
The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2020	September 30, 2019	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts and other	$7,031	$6,583	Cost of sales
Tax effect	38	(189)	Provision for income taxes
	$7,069	$6,394	Net income (loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$472	$494	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(2,336)	(1,736)	Other non-operating (income) expense, net
	(1,864)	(1,242)
Tax effect	141	—	Provision for income taxes
	$(1,723)	$(1,242)	Net income (loss)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange contracts and other	$13,845	$10,185	Cost of sales
Tax effect	133	(540)	Provision for income taxes
	$13,978	$9,645	Net income (loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$1,405	$1,480	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(7,014)	(5,208)	Other non-operating (income) expense, net
	(5,609)	(3,728)
Tax effect	807	(185)	Provision for income taxes
	$(4,802)	$(3,913)	Net income (loss)
_______________________________________
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Currency translation adjustments resulted in a net loss of $105.8 million for the nine months ended September 30, 2020, primarily due to the weakening of the Brazilian real, Mexican peso, Russian ruble, and the British pound sterling against the U.S. dollar. Currency translation adjustments resulted in a net loss of $33.8 million for the nine months ended September 30, 2019, primarily due to the weakening of the British pound sterling, Euro, and Brazilian real against the U.S. dollar, partially offset by the strengthening of the Russian ruble against the U.S. dollar.
12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (loss) ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel also uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Additionally, Mattel utilizes derivative contracts to hedge commodities including certain raw materials. As of September 30, 2020, September 30, 2019, and December 31, 2019, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of $903.1 million, $832.4 million, and $742.0 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Fair Value			Balance Sheet Classification
	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$5,340	$22,077	$10,227	Prepaid expenses and other current assets
Foreign currency forward exchange contracts and other	896	4,942	715	Other noncurrent assets
Total derivatives designated as hedging instruments	$6,236	$27,019	$10,942
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$2,337	$619	$4,060	Prepaid expenses and other current assets
	$8,573	$27,638	$15,002

	Derivative Liabilities
	Fair Value			Balance Sheet Classification
	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$9,256	$426	$2,500	Accrued liabilities
Foreign currency forward exchange contracts and other	3,602	48	213	Other noncurrent liabilities
Total derivatives designated as hedging instruments	$12,858	$474	$2,713
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$984	$2,736	$263	Accrued liabilities
Foreign currency forward exchange contracts and other	99	—	—	Other noncurrent liabilities
Total derivatives not designated as hedging instruments	$1,083	$2,736	$263
	$13,941	$3,210	$2,976
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2020		September 30, 2019		Statements of Operations Classification
	Amount of (Loss) Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$(15,709)	$7,069	$12,996	$6,394	Cost of sales

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Amount of (Loss) Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Amount of Gain Recognized in OCI	Amount of Gain Reclassified from Accumulated OCI to Statement of Operations	Statements of Operations Classification
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange contracts and other	$(1,815)	$13,978	$22,068	$9,645	Cost of sales
The net (losses) gains are offset by the changes in cash flows associated with the underlying hedged transactions.

	Amount of Gain (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Three Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$232	$(9,965)	Other non-operating (income) expense, net

	Amount of (Loss) Recognized in the Statements of Operations		Statements of Operations Classification
	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts and other	$(30,015)	$(6,097)	Other non-operating (income) expense, net
The net gains (losses) are offset by gains and losses on the related transactions.
13.     Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2020, September 30, 2019, and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel's financial assets and liabilities include the following:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$8,573	$—	$8,573
Available-for-sale security (b)	3,823	—	—	3,823
Total assets	$3,823	$8,573	$—	$12,396
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$13,941	$—	$13,941

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$27,638	$—	$27,638
Available-for-sale security (b)	3,284	—	—	3,284
Total assets	$3,284	$27,638	$—	$30,922
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$3,210	$—	$3,210

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Foreign currency forward exchange contracts and other (a)	$—	$15,002	$—	$15,002
Available-for-sale security (b)	3,530	—	—	3,530
Total assets	$3,530	$15,002	$—	$18,532
Liabilities
Foreign currency forward exchange contracts and other (a)	$—	$2,976	$—	$2,976
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
The estimated fair value of Mattel's long-term debt was $2.98 billion (compared to a carrying value of $2.90 billion) as of September 30, 2020, $2.84 billion (compared to a carrying value of $2.90 billion) as of September 30, 2019, and $3.00 billion (compared to a carrying value of $2.90 billion) as of December 31, 2019. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands, except per share amounts)
Basic
Net income (loss)	$315,994	$70,596	$(3,919)	$(213,687)
Weighted-average number of common shares	347,628	346,698	347,206	346,210
Basic net income (loss) per common share	$0.91	$0.20	$(0.01)	$(0.62)

Diluted
Net income (loss)	$315,994	$70,596	$(3,919)	$(213,687)
Weighted-average number of common shares	347,628	346,698	347,206	346,210
Dilutive stock options and restricted stock units ("RSUs") (a)	1,086	1,789	—	—
Weighted-average number of common and potential common shares	348,714	348,487	347,206	346,210
Diluted net income (loss) per common share	$0.91	$0.20	$(0.01)	$(0.62)
 _______________________________________
(a)Nonqualified stock options and RSUs totaling 22.3 million and 25.3 million shares were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2020 and 2019, respectively, because their effect would be antidilutive. Mattel was in a net loss position for the nine months ended September 30, 2020 and 2019, and, accordingly, all outstanding nonqualified stock options and RSUs were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2019 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Service cost	$1,015	$923	$3,236	$3,557
Interest cost	3,729	4,812	11,247	14,478
Expected return on plan assets	(4,899)	(5,402)	(14,722)	(16,280)
Amortization of prior service cost	37	16	123	48
Recognized actuarial loss	2,355	1,832	7,070	5,496
	$2,237	$2,181	$6,954	$7,299

A summary of the components of net periodic benefit credit for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Interest cost	$35	$50	$104	$150
Amortization of prior service credit	(509)	(510)	(1,528)	(1,528)
Recognized actuarial gain	(19)	(96)	(56)	(288)
	$(493)	$(556)	$(1,480)	$(1,666)
During the nine months ended September 30, 2020, Mattel made cash contributions totaling approximately $9 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2020, Mattel expects to make additional cash contributions of approximately $3 million.
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
As of September 30, 2020, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2018–December 31, 2020 performance cycle (ii) a January 1, 2019–December 31, 2021 performance cycle and (iii) a January 1, 2020–December 31, 2022 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options and RSUs is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Stock option compensation expense	$3,095	$2,786	$8,602	$7,359
RSU compensation expense (a)	13,437	12,045	31,344	31,781
	$16,532	$14,831	$39,946	$39,140
 _______________________________________
(a)Includes compensation expense associated with Mattel's long-term incentive programs of $5.5 million and $9.4 million for the three and nine months ended September 30, 2020, respectively, and $3.9 million and $6.0 million for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020, total unrecognized compensation expense related to unvested share-based payments totaled $88.3 million and is expected to be recognized over a weighted-average period of 2.1 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs. No cash was received for stock option exercises during the nine months ended September 30, 2020 and 2019.

17.     Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Design and development	$45,495	$48,811	$136,609	$143,441
Identifiable intangible asset amortization	9,813	9,824	29,465	30,162
18.     Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income (loss) in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the nine months ended September 30, 2020.
Currency transaction (losses) gains included in the consolidated statements of operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Operating income (loss)	$(6,461)	$1,316	$(8,406)	$(1,782)
Other non-operating (income) expense, net	(553)	(1,254)	(2,988)	(1,804)
Currency transaction (losses) gains, net	$(7,014)	$62	$(11,394)	$(3,586)
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
In connection with the Capital Light program, Mattel recorded severance and other restructuring charges within the consolidated statements of operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Cost of sales (a)	$348	$8,430	$4,812	$11,913
Other selling and administrative expenses (b)	2,259	7,908	6,379	15,879
	$2,607	$16,338	$11,191	$27,792
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

The following table summarizes Mattel's severance and other restructuring charges activity related to the Capital Light program for the nine months ended September 30, 2020:

	Liability at December 31, 2019	Charges (a)	Payments/Utilization	Liability at September 30, 2020
	(In thousands)
Severance	$6,151	$6,039	$(7,197)	$4,993
Other restructuring charges	11,484	5,152	(16,548)	88
	$17,635	$11,191	$(23,745)	$5,081
 _______________________________________
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.
As of September 30, 2020, Mattel has recorded cumulative severance and other restructuring charges related to the Capital Light program of $48.8 million, which include approximately $14 million of non-cash charges. Mattel expects to incur total severance and other restructuring charges, excluding non-cash charges, of approximately $38 million related to the Capital Light program.
Other Cost Savings Actions
In connection with Mattel’s continued efforts to streamline its organizational structure and restore profitability, on May 4, 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19.
The following table summarizes Mattel's severance charges activity related to other cost savings actions for the nine months ended September 30, 2020:

	Liability at December 31, 2019	Charges (a)	Payments/Utilization	Liability at September 30, 2020
	(In thousands)
Severance (a)	$—	$18,142	$(9,203)	$8,939
_______________________________________
(a)Severance charges recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 22 to the Consolidated Financial Statements—Segment Information."
Mattel expects to incur additional severance and restructuring charges of approximately $2 million related to other cost savings actions, consisting solely of cash expenditures for employee termination and severance costs, through the end of 2020.
During the first nine months of 2020, Mattel recorded additional severance and other restructuring charges of approximately $6 million, related to actions initiated in the prior year associated with the Structural Simplification cost savings program.
20.     Income Taxes
Mattel's provision for income taxes was $22.1 million and $46.8 million for the three and nine months ended September 30, 2020, respectively, and $31.4 million and $46.2 million for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2020, Mattel recognized a net discrete tax expense of $1.7 million and $11.4 million, respectively, primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. During the three and nine months ended September 30, 2019, Mattel recognized a discrete tax benefit of $13.4 million related to the reassessment of future realizability of certain foreign deferred tax assets, offset by discrete tax expenses of $13.5 million and $12.3 million, respectively, related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three and nine months ended September 30, 2020 and 2019.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $11.2 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
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
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. On January 27, 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of September 30, 2020, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.

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

Thirty-six additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to forty children. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
In addition, a stockholder has filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action are R. Todd Bradley, Richard Dickson, Joseph J. Euteneuer, Adriana Cisneros, Michael J. Dolan, Ynon Kreiz, Soren T. Laursen, Ann Lewnes, Roger Lynch, Dominic Ng, Judy D. Olian and Vasant M. Prabhu. In August 2020, the derivative action was stayed pending further developments in the class action lawsuits.
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
In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are Ynon Kreiz, Margaret H. Georgiadis, Joseph J. Euteneuer, Joseph B. Johnson, R. Todd Bradley, Adriana Cisneros, Michael J. Dolan, Trevor A. Edwards, Frances D. Fergusson, Soren T. Laursen, Ann Lewnes, Kathy W. Loyd, Roger Lynch, Dominic Ng, Judy D. Olian, Vasant M. Prabhu, Dean A. Scarborough, Christopher A. Sinclair, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the derivative actions were consolidated and stayed pending further developments in the class action lawsuits.

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
Gross Sales
Gross sales by categories are presented as follows:
Dolls—including brands such as Barbie, American Girl, Enchantimals, and Polly Pocket.
Infant, Toddler, and Preschool—including brands such as Fisher-Price, Thomas & Friends, Power Wheels, Fireman Sam, and Shimmer and Shine (Nickelodeon).
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
The following tables present information about gross sales, income (loss), and assets by segment. Mattel does not include sales adjustments such as trade discounts and other allowances in the calculation of segment gross sales. See reconciliations of gross sales to net sales in the tables below. Mattel records these adjustments in its financial accounting systems at the time of sale to each customer, but the adjustments generally are not associated with categories, brands, and individual products. For this reason, Mattel's Chief Operating Decision Maker uses total net sales and gross sales by segment as measures to evaluate segment performance. Sales adjustments are included in the determination of segment income (loss) from operations based on the adjustments recorded in the financial accounting systems. Segment income (loss) represents each segment's operating income (loss), while consolidated operating income (loss) represents income (loss) from operations before net interest, other non-operating (income) expense, net, and income taxes as reported in the consolidated statements of operations. The corporate and other expense category includes costs not allocated to individual segments, including charges related to incentive compensation, severance and other restructuring costs, share-based compensation, certain corporate headquarters functions managed on a worldwide basis, and the impact of changes in foreign currency exchange rates on intercompany transactions.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Gross Sales by Segment
North America	$991,609	$880,441	$1,758,912	$1,697,186
International	773,056	721,705	1,423,120	1,567,390
American Girl	53,738	54,764	120,896	134,726
Gross sales	1,818,403	1,656,910	3,302,928	3,399,302
Sales adjustments	(186,712)	(175,353)	(345,031)	(368,436)
Net sales	$1,631,691	$1,481,557	$2,957,897	$3,030,866

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Segment Income (Loss)
North America (a)	$344,420	$194,368	$430,371	$202,923
International (a)	183,220	89,244	139,372	61,434
American Girl	(10,296)	(11,079)	(41,595)	(41,442)
	517,344	272,533	528,148	222,915
Corporate and other expense (b)	(133,187)	(122,446)	(339,943)	(251,255)
Operating income (loss)	384,157	150,087	188,205	(28,340)
Interest expense	50,415	47,689	149,010	140,881
Interest (income)	(455)	(821)	(3,564)	(4,625)
Other non-operating (income) expense, net	(3,877)	1,264	(133)	2,874
Income (loss) before income taxes	$338,074	$101,955	$42,892	$(167,470)
_______________________________________
(a)Segment income (loss) included severance and restructuring expenses of $0.3 million and $4.8 million, for the three and nine months ended September 30, 2020, respectively, and $8.4 million and $11.9 million, for the three and nine months ended September 30, 2019, respectively, which were allocated to the North America and International segments. Segment income (loss) for the three and nine months ended September 30, 2019 also included charges of $3.9 million and $34.3 million, respectively, attributable to the inclined sleeper product recalls, substantially all of which was recorded in the North America segment.
(b)Corporate and other expense included severance and restructuring charges of $6.7 million and $30.5 million, for the three and nine months ended September 30, 2020, respectively, and $11.3 million and $34.4 million, for the three and nine months ended September 30, 2019. Corporate and other expense also included expenses related to inclined sleeper product recall litigation of $10.1 million and $19.2 million, for the three and nine months ended September 30, 2020, respectively, and incentive and share-based compensation for all periods presented.
Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	September 30, 2020	September 30, 2019	December 31, 2019
	(In thousands)
Assets by Segment
North America	$975,224	$916,250	$569,819
International	818,710	906,788	721,251
American Girl	66,333	60,171	35,004
	1,860,267	1,883,209	1,326,074
Corporate and other	129,500	109,613	105,789
Accounts receivable and inventories, net	$1,989,767	$1,992,822	$1,431,863

The table below presents worldwide gross sales by categories:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Gross Sales by Categories
Dolls	$690,466	$567,598	$1,177,358	$1,093,890
Infant, Toddler, and Preschool	404,064	430,973	744,208	876,595
Vehicles	369,388	346,939	713,723	744,437
Action Figures, Building Sets, Games, and Other	354,485	311,400	667,639	684,380
Gross sales	1,818,403	1,656,910	3,302,928	3,399,302
Sales adjustments	(186,712)	(175,353)	(345,031)	(368,436)
Net sales	$1,631,691	$1,481,557	$2,957,897	$3,030,866
The table below presents supplemental disclosure of worldwide gross sales:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Gross Sales by Top 3 Power Brands
Barbie	$532,228	$412,840	$879,025	$762,849
Hot Wheels	312,788	293,295	607,885	619,030
Fisher-Price and Thomas & Friends	387,648	396,339	692,657	791,146
Other	585,739	554,436	1,123,361	1,226,277
Gross sales	1,818,403	1,656,910	3,302,928	3,399,302
Sales adjustments	(186,712)	(175,353)	(345,031)	(368,436)
Net sales	$1,631,691	$1,481,557	$2,957,897	$3,030,866
Geographic Information
The table below presents information by geographic area. Gross sales are attributed to countries based on location of the customer.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Gross Sales by Geographic Area
North America	$1,045,347	$935,205	$1,879,808	$1,831,912
International
EMEA	482,590	408,660	881,895	859,116
Latin America	186,644	213,535	313,995	430,095
Asia Pacific	103,822	99,510	227,230	278,179
Total International	773,056	721,705	1,423,120	1,567,390
Gross sales	1,818,403	1,656,910	3,302,928	3,399,302
Sales adjustments	(186,712)	(175,353)	(345,031)	(368,436)
Net sales	$1,631,691	$1,481,557	$2,957,897	$3,030,866

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will become effective for the fiscal year beginning on January 1, 2021. Early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income will be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments will be applied on a prospective basis. Mattel is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.

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
The following discussion also includes gross sales and currency exchange rate impact, non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission ("Regulation G"), to supplement the financial results as reported in accordance with generally accepted accounting principles ("GAAP"). Gross sales represent sales to customers at invoice, excluding the impact of sales adjustments, such as trade discounts and other allowances. The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses these non-GAAP financial measures to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Management believes that the disclosure of non-GAAP financial measures provides useful supplemental information to investors to allow them to better evaluate ongoing business performance and certain components of Mattel's results. These measures are not, and should not be viewed as, a substitute for GAAP financial measures. Refer to "Non-GAAP Financial Measures" in this Quarterly Report on Form 10-Q for a more detailed discussion, including a reconciliation of gross sales, a non-GAAP financial measure, to net sales, its most directly comparable GAAP financial measure.
Note that amounts shown in millions within Item 2 may not foot due to rounding.
Overview
Mattel is a leading global toy company and owner of one of the strongest catalogs of children’s and family entertainment franchises in the world, creating innovative products and experiences that inspire, entertain and develop children through play. Mattel is focused on the following two-part strategy to transform Mattel from a toy manufacturing company into an intellectual property ("IP") driven, high-performing toy company:
•In the short- to mid-term, restore profitability by reshaping operations and regain topline growth by growing Mattel's Power Brands and expanding Mattel's brand portfolio.
•In the mid- to long-term, capture the full value of Mattel's IP through franchise management and the development of Mattel's online retail and e-commerce capabilities.
Mattel engages consumers through its portfolio of iconic brands, as well as other popular intellectual properties that we own or license in partnership with global entertainment companies. Mattel's portfolio of owned and licensed brands and products are organized into the following categories:
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
Infant, Toddler, and Preschool—including brands such as Fisher-Price, Thomas & Friends, Power Wheels, Fireman Sam, and Shimmer and Shine (Nickelodeon). As a leader in play and child development, Fisher-Price’s mission is to provide meaningful solutions for parents and enrich children’s lives from birth to school readiness, helping families get the best possible start. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through content, toys, live events, and other lifestyle categories.
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
The negative impact of retail disruptions and closures resulting from COVID-19 abated during the third quarter of 2020, with substantially all retail outlets selling Mattel’s products open exiting the third quarter. Strong consumer demand for toys during the third quarter contributed to double digit year-over-year increases in net sales in the North America and EMEA regions. Toy consumer demand improved throughout the third quarter in the APAC and Latin America regions as retail doors continued to open, contributing to an improved year-over-year net sales performance in the third quarter as compared to the first half of 2020. American Girl retail stores were negatively impacted by retail disruption and the permanent closure of certain retail stores in 2020. This was substantially offset by higher direct-to-consumer channel sales, which doubled during the third quarter of 2020, resulting in a slight decrease in year-over-year net sales for the American Girl segment.
Mid-single digit growth is expected for fourth quarter gross sales year-over-year, although there may be challenges with meeting strong product demand. Further, if the pandemic worsens, there may be an adverse impact on net sales, profitability, and working capital which may be materially greater than Mattel's current estimates.
Mattel's manufacturing and distribution network was fully operational as of September 30, 2020. To the extent COVID-19 causes manufacturing and distribution disruption, particularly during seasonally-high periods of distribution during the fourth quarter of 2020, Mattel’s ability to meet demand may be materially impacted.  Due to the uncertainty of the duration and severity of the pandemic and resulting effects, it is not possible to estimate the extent of such impact.
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
The specific line items that have been materially affected by these impacts of COVID-19 are noted within "Results of Operations–Third Quarter" and "Results of Operations–First Nine Months" below.  Additional discussion of the impact of COVID-19 on Mattel's liquidity and capital resources is discussed in "Liquidity and Capital Resources" and in "Cost Savings Programs" below. In addition to the impacts of COVID-19 discussed below, it is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business.
Cybersecurity Update
On July 28, 2020, Mattel discovered that it was the victim of a ransomware attack on its information technology systems that caused data on a number of systems to be encrypted. Promptly upon detection of the attack, Mattel began enacting its response protocols and taking a series of measures to stop the attack and restore impacted systems. Mattel contained the attack and, although some business functions were temporarily impacted, Mattel restored its operations. A forensic investigation of the incident has concluded, and no exfiltration of any sensitive business data or retail customer, supplier, consumer, or employee data was identified. There has been no material impact to Mattel's operations or financial condition as a result of the incident.

Results of Operations—Third Quarter
Consolidated Results
Net sales for the third quarter of 2020 were $1.63 billion, a 10% increase, as compared to $1.48 billion in the third quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net income for the third quarter of 2020 was $316.0 million, or $0.91 per share, as compared to net income of $70.6 million, or $0.20 per share, in the third quarter of 2019, due to higher gross profit in the North America and International segments and lower advertising and promotion expenses.
The following table provides a summary of Mattel's consolidated results for the third quarter of 2020 and 2019:

	For the Three Months Ended				Year/Year Change
	September 30, 2020		September 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,631.7	100.0%	$1,481.6	100.0%	10%	—
Gross profit	$832.4	51.0%	$686.4	46.3%	21%	470
Advertising and promotion expenses	102.5	6.3%	170.4	11.5%	-40%	-520
Other selling and administrative expenses	345.7	21.2%	366.0	24.7%	-6%	-350
Operating income	384.2	23.5%	150.1	10.1%	156%	1,340
Interest expense	50.4	3.1%	47.7	3.2%	6%	-10
Interest (income)	(0.5)	—%	(0.8)	-0.1%	-45%	10
Other non-operating (income) expense, net	(3.9)		1.3
Income before income taxes	338.1	20.7%	102.0	6.9%	232%	1,380
Provision for income taxes	22.1		31.4
Net Income	$316.0	19.4%	$70.6	4.8%	348%	1,460

Sales
Net sales for the third quarter of 2020 were $1.63 billion, an increase of $150.1 million or 10%, as compared to $1.48 billion in the third quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the third quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2020	September 30, 2019
	(In millions, except percentage information)
Gross Sales by Categories
Dolls	$690.5	$567.6	22%	-2%
Infant, Toddler, and Preschool	404.1	431.0	-6%	-1%
Vehicles	369.4	346.9	6%	-2%
Action Figures, Building Sets, Games, and Other	354.5	311.4	14%	—%
Gross Sales	$1,818.4	$1,656.9	10%	-1%
Sales Adjustments	(186.7)	(175.4)
Net Sales	$1,631.7	$1,481.6	10%	-1%

Supplemental Gross Sales Disclosure
Gross Sales by Top 3 Power Brands
Barbie	$532.2	$412.8	29%	-1%
Hot Wheels	312.8	293.3	7%	-2%
Fisher-Price and Thomas & Friends	387.6	396.3	-2%	-1%
Other	585.7	554.4	6%	-1%
Gross Sales	$1,818.4	$1,656.9	10%	-1%
Gross sales were $1.82 billion in the third quarter of 2020, an increase of $161.5 million or 10%, as compared to $1.66 billion in the third quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. The increase in third quarter of 2020 gross sales was primarily due to higher sales of Dolls and Action Figures, Building Sets, Games, and Other.
Of the 22% increase in Dolls gross sales, 21% was due to higher sales of Barbie products, primarily driven by positive brand momentum and point of sale demand ("POS").
Of the 6% decrease in Infant, Toddler, and Preschool gross sales, 3% was due to lower sales of Fisher-Price Friends products and 2% was due to lower sales of Fisher-Price and Thomas & Friends products.
Of the 6% increase in Vehicles gross sales, 5% was due to higher sales of Hot Wheels products.
Of the 14% increase in Action Figures, Building Sets, Games, and Other gross sales; 10% was due to initial sales of Star Wars: The Child plush products; 7% was due to higher sales of card game products, including UNO; 6% was due to higher sales of Jurassic World products; and 4% was due to higher sales of family games products, including Pictionary and Scrabble. This was partially offset by lower sales of Toy Story 4 products of 16% following its 2019 theatrical release.
Cost of Sales
Cost of sales as a percentage of net sales was 49.0% in the third quarter of 2020, as compared to 53.7% in the third quarter of 2019. Cost of sales increased by $4.2 million, or 1%, to $799.3 million in the third quarter of 2020 from $795.1 million in the third quarter of 2019, as compared to a 10% increase in net sales. Within cost of sales, product and other costs increased by $7.1 million, or 1%, to $666.3 million in the third quarter of 2020 from $659.1 million in the third quarter of 2019; freight and logistics expenses increased by $10.6 million, or 16%, to $77.0 million in the third quarter of 2020 from $66.4 million in the third quarter of 2019; and royalty expense decreased by $13.6 million, or 20%, to $56.0 million in the third quarter of 2020 from $69.6 million in the third quarter of 2019. Within cost of sales, certain inbound freight costs were previously classified as freight and logistics expenses. Mattel reclassified such inbound freight costs from freight and logistics expenses to present all inbound freight costs within product and other costs for the periods and segments presented.

Gross Margin
Gross margin increased to 51.0% in the third quarter of 2020 from 46.3% in the third quarter of 2019. The increase in gross margin was primarily driven by incremental realized savings from the Structural Simplification and Capital Light programs (the "cost savings programs"), a decrease in royalty expense resulting from lower sales of licensed products, and favorable product mix.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 6.3% in the third quarter of 2020 from 11.5% in the third quarter of 2019 primarily as a result of a reduction and deferral of 2020 advertising and promotion spend to the fourth quarter to increase support for Mattel's products during the holiday shopping season.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $345.7 million, or 21.2% of net sales, in the third quarter of 2020, as compared to $366.0 million, or 24.7% of net sales, in the third quarter of 2019. The decrease in other selling and administrative expenses was primarily driven by incremental realized savings from the cost savings programs and lower employee-related costs, due to the further actions taken to streamline Mattel's organizational structure.
Interest expense
Interest expense was $50.4 million in the third quarter of 2020, as compared to $47.7 million in the third quarter of 2019. The increase in interest expense was due to the higher interest rate associated with the refinancing of both the 2010 Senior Notes due October 2020 and the 2016 Senior Notes due August 2021 with the 2019 Senior Notes due December 2027.
Provision for Income Taxes
Mattel's provision for income taxes was $22.1 million and $31.4 million for the third quarter of 2020 and 2019, respectively. For the third quarter of 2020, Mattel recognized a net discrete tax expense of $1.7 million, primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. For the three months ended September 30, 2019, Mattel recognized discrete tax expense of $13.5 million related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions, offset by a $13.4 million tax benefit related to the reassessment of the future realizability of certain foreign deferred tax assets. As a result of the establishment of a valuation allowance on U.S. deferred tax assets, there was no U.S. tax benefit provided for U.S. losses during the third quarter of 2020 and 2019.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment income, and gross sales by categories, along with supplemental information by brand, for the North America segment for the third quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2020	September 30, 2019
	(In millions, except percentage information)
Net Sales	$924.7	$821.9	13%	—%
Segment Income	344.4	194.4	77%

Gross Sales by Categories
Dolls	$328.6	$250.6	31%	—%
Infant, Toddler, and Preschool	255.3	274.6	-7%	—%
Vehicles	189.6	170.8	11%	—%
Action Figures, Building Sets, Games, and Other	218.1	184.4	18%	—%
Gross Sales	$991.6	$880.4	13%	—%
Sales Adjustments	(66.9)	(58.6)
Net Sales	$924.7	$821.9	13%	—%

Supplemental Gross Sales Disclosure
Gross Sales by Top 3 Power Brands
Barbie	$297.6	$221.2	35%	—%
Hot Wheels	156.5	140.8	11%	—%
Fisher-Price and Thomas & Friends	241.6	250.9	-4%	—%
Other	295.9	267.5	11%	—%
Gross Sales	$991.6	$880.4	13%	—%
Gross sales for the North America segment were $991.6 million in the third quarter of 2020, an increase of $111.2 million, or 13%, as compared to $880.4 million in the third quarter of 2019. The increase in the North America segment gross sales was primarily due to higher sales of Dolls.
Of the 31% increase in Dolls gross sales, 30% was due to higher sales of Barbie products, primarily driven by positive brand momentum and POS.
Of the 7% decrease in Infant, Toddler, and Preschool gross sales, 3% was due to lower sales of Fisher-Price Friends products and 3% was due to lower sales of Fisher-Price and Thomas & Friends products.
Of the 11% increase in Vehicles gross sales, 9% was due to higher sales of Hot Wheels products and 2% was due to higher sales of CARS products.
Of the 18% increase in Action Figures, Building Sets, Games, and Other gross sales, 14% was due to initial sales of Star Wars: The Child plush products; 6% was due to higher sales of card game products, including UNO; 6% was due to higher sales of Jurassic World products; and 2% was due to higher sales of family games products, including Pictionary. This was partially offset by lower sales of Toy Story 4 products of 14% following its 2019 theatrical release.
Cost of sales increased 1% in the third quarter of 2020, as compared to a 13% increase in net sales, primarily due to higher freight and logistics expenses, partially offset by lower royalty expense. Gross margin in the third quarter of 2020 increased primarily due to incremental realized savings from the cost savings programs and lower royalty expense.
North America segment income was $344.4 million in the third quarter of 2020, as compared to segment income of $194.4 million in the third quarter of 2019; the increase was primarily due to higher gross profit and lower advertising and promotion expenses.

International Segment
The following table provides a summary of Mattel's net sales, segment income, and gross sales by categories, along with supplemental information by brand, for the International segment for the third quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2020	September 30, 2019
	(In millions, except percentage information)
Net Sales	$655.5	$607.9	8%	-3%
Segment Income	183.2	89.2	105%

Gross Sales by Categories
Dolls	$308.2	$262.2	18%	-4%
Infant, Toddler, and Preschool	148.7	156.4	-5%	-2%
Vehicles	179.8	176.2	2%	-4%
Action Figures, Building Sets, Games, and Other	136.4	127.0	7%	-2%
Gross Sales	$773.1	$721.7	7%	-3%
Sales Adjustments	(117.5)	(113.8)
Net Sales	$655.5	$607.9	8%	-3%

Supplemental Gross Sales Disclosure
Gross Sales by Top 3 Power Brands
Barbie	$234.6	$191.6	22%	-4%
Hot Wheels	156.3	152.5	3%	-4%
Fisher-Price and Thomas & Friends	146.1	145.4	—%	-3%
Other	236.1	232.1	2%	-2%
Gross Sales	$773.1	$721.7	7%	-3%
Gross sales for the International segment were $773.1 million in the third quarter of 2020, an increase of $51.4 million, or 7%, as compared to $721.7 million in the third quarter of 2019, with an unfavorable impact from changes in currency exchange rates of 3 percentage points. The increase in the International segment gross sales was primarily due to higher sales of Dolls.
Of the 18% increase in Dolls gross sales, 17% was due to higher sales of Barbie products, primarily driven by positive brand momentum and POS.
Of the 5% decrease in Infant, Toddler, and Preschool gross sales, 3% was due to lower sales of Fisher-Price Friends products, primarily driven by the exiting of certain licensing partnerships.
Of the 2% increase in Vehicles gross sales, 2% was due to higher sales of Hot Wheels products.
Of the 7% increase in Action Figures, Building Sets, Games, and Other gross sales; 7% was due to higher sales of card game products, including UNO; 7% was due to higher sales of family games products, including Pictionary and Scrabble; and 6% was due to higher sales of Jurassic World products. This was partially offset by lower sales of Toy Story 4 products of 17% following its 2019 theatrical release.
Cost of sales decreased 3% in the third quarter of 2020, as compared to an 8% increase in net sales, primarily due to lower royalty expense. Gross margin in the third quarter of 2020 increased primarily due to incremental realized savings from the cost savings programs and lower royalty expense.
International segment income was $183.2 million in the third quarter of 2020, as compared to segment income of $89.2 million in the third quarter of 2019; the increase was primarily due to higher gross profit and lower advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel's net sales, segment loss, and gross sales by categories, along with supplemental information by brand, for the American Girl segment for the third quarter of 2020 and 2019:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2020	September 30, 2019
	(In millions, except percentage information)
Net Sales	$51.4	$51.8	-1%	—%
Segment Loss	(10.3)	(11.1)	-7%

American Girl Segment
Gross Sales	$53.7	$54.8	-2%	—%
Sales Adjustments	(2.3)	(3.0)
Net Sales	$51.4	$51.8	-1%	—%
Gross sales for the American Girl segment were $53.7 million in the third quarter of 2020, a decrease of $1.1 million, or 2%, as compared to $54.8 million in the third quarter of 2019. The decrease in American Girl gross sales was primarily due to lower sales in proprietary retail channels, which were negatively impacted by retail disruptions due to COVID-19, and the impact of permanent closure of certain retail stores, substantially offset by higher direct-to-consumer channel sales, which doubled during the third quarter of 2020.
Cost of sales increased 15% in the third quarter of 2020, as compared to a 1% decrease in net sales, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margin in the third quarter of 2020 decreased primarily due to increased freight and logistics expenses due to higher direct-to-consumer channel sales, partially offset by incremental realized savings from cost savings programs.
American Girl segment loss was $10.3 million in the third quarter of 2020, as compared to segment loss of $11.1 million in the third quarter of 2019. This improvement was primarily driven by lower selling and administrative expense, and advertising and promotion expenses, partially offset by lower gross profit.

Results of Operations—First Nine Months
Consolidated Results
Net sales for the first nine months of 2020 were $2.96 billion, a 2% decrease, as compared to $3.03 billion for the first nine months of 2019, with an unfavorable impact from changes in currency exchange rates of 1 percentage point. Net loss for the first nine months of 2020 was $3.9 million, or $0.01 per share, as compared to a net loss of $213.7 million, or $0.62 per share, in the first nine months of 2019. The lower net loss was due to higher gross profit, driven by incremental realized savings from the cost savings programs, and the absence of the impact of the inclined sleeper product recalls of approximately $34 million.
The following table provides a summary of Mattel's consolidated results for the first nine months of 2020 and 2019:

	For the Nine Months Ended				Year/Year Change
	September 30, 2020		September 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$2,957.9	100.0%	$3,030.9	100.0%	-2%	—
Gross profit	$1,408.4	47.6%	$1,267.6	41.8%	11%	580.0
Advertising and promotion expenses	239.0	8.1%	324.3	10.7%	-26%	(260.0)
Other selling and administrative expenses	981.2	33.2%	971.6	32.1%	1%	110.0
Operating income (loss)	188.2	6.4%	(28.3)	-0.9%	n/m	730.0
Interest expense	149.0	5.0%	140.9	4.6%	6%	40.0
Interest (income)	(3.6)	-0.1%	(4.6)	-0.2%	-23%	10.0
Other non-operating (income) expense, net	(0.1)		2.9
Income (loss) before income taxes	42.9	1.5%	(167.5)	-5.5%	n/m	700.0
Provision for income taxes	46.8		46.2
Net loss	$(3.9)	-0.1%	$(213.7)	-7.1%	-98%	700.0

Sales
Net sales for the first nine months of 2020 were $2.96 billion, a decrease of $73.0 million or 2%, as compared to $3.03 billion for the first nine months of 2019, with an unfavorable impact from changes in currency exchange rates of 1 percentage point.
The following table provides a summary of Mattel's consolidated gross sales by categories, along with supplemental information by brand, for the first nine months of 2020 and 2019:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2020	September 30, 2019
	(In millions, except percentage information)
Gross Sales by Categories
Dolls	$1,177.4	$1,093.9	8%	-2%
Infant, Toddler, and Preschool	744.2	876.6	-15%	-1%
Vehicles	713.7	744.4	-4%	-2%
Action Figures, Building Sets, Games, and Other	667.6	684.4	-2%	-1%
Gross Sales	$3,302.9	$3,399.3	-3%	-2%
Sales Adjustments	(345.0)	(368.4)
Net Sales	$2,957.9	$3,030.9	-2%	-1%

Supplemental Gross Sales Disclosure
Gross Sales by Top 3 Power Brands
Barbie	$879.0	$762.8	15%	-2%
Hot Wheels	607.9	619.0	-2%	-3%
Fisher-Price and Thomas & Friends	692.7	791.1	-12%	-1%
Other	1,123.4	1,226.3	-8%	-1%
Gross Sales	$3,302.9	$3,399.3	-3%	-2%

Gross sales were $3.30 billion in the first nine months of 2020, a decrease of $96.4 million or 3%, as compared to $3.40 billion in the first nine months of 2019, with an unfavorable impact from changes in currency exchange rates of 2 percentage points. The decrease in gross sales for the first nine months of 2020 was primarily due to lower sales of Infant, Toddler, and Preschool.
Of the 8% increase in Dolls gross sales, 11% was due to higher sales of Barbie products, primarily driven by positive brand momentum and POS. This was partially offset by lower sales of American Girl products of 1%, lower sales of Enchantimals products of 1%, and lower sales of Polly Pocket products of 1%.
Of the 15% decrease in Infant, Toddler, and Preschool gross sales, 11% was due to lower sales of Fisher-Price and Thomas & Friends products and 4% was due to lower sales of Fisher-Price Friends products.
Of the 4% decrease in Vehicles gross sales, 2% was due to lower sales of CARS products following its movie launch in a prior year and 1% was due to lower sales of Hot Wheels products.
Of the 2% decrease in Action Figures, Building Sets, Games, and Other gross sales, 14% was due to lower sales of Toy Story 4 products following its 2019 theatrical release, partially offset by initial sales of Star Wars: The Child plush products of 6% and higher sales of card games products, including UNO, of 6%.

Cost of Sales
Cost of sales as a percentage of net sales was 52.4% in the first nine months of 2020, as compared to 58.2% in the first nine months of 2019. Cost of sales decreased by $213.8 million, or 12%, to $1.55 billion in the first nine months of 2020 from $1.76 billion in the first nine months of 2019, as compared to a 2% decrease in net sales. Within cost of sales, product and other costs decreased by $160.8 million, or 11%, to $1.27 billion in the first nine months of 2020 from $1.43 billion in the first nine months of 2019; freight and logistics expenses decreased by $4.9 million, or 3%, to $170.2 million in the first nine months of 2020 from $175.1 million in the first nine months of 2019; and royalty expense decreased by $48.0 million, or 30%, to $110.3 million in the first nine months of 2020 from $158.4 million in the first nine months of 2019. Within cost of sales, certain inbound freight costs were previously classified as freight and logistics costs. Mattel reclassified such inbound freight costs from freight and logistics expenses to present all inbound freight costs within product and other costs for the periods and segments presented.
Gross Margin
Gross margin increased to 47.6% in the first nine months of 2020 from 41.8% in the first nine months of 2019. The increase in gross margin was primarily driven by incremental realized savings from the cost savings programs, a decrease in royalty expense resulting from lower sales of licensed products, and the absence of the inclined sleeper product recalls of approximately $27 million, partially offset by unfavorable product mix.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 8.1% in the first nine months of 2020 from 10.7% in the first nine months of 2019 primarily as a result of a reduction and deferral of 2020 advertising and promotion spend to the fourth quarter to increase support for Mattel's products during the holiday shopping season.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $981.2 million, or 33.2% of net sales, in the first nine months of 2020, as compared to $971.6 million, or 32.1% of net sales, in the first nine months of 2019. The increase in other selling and administrative expenses was primarily driven by higher incentive compensation expense, partially offset by incremental realized savings from the cost savings programs.
Interest Expense
Interest expense was $149.0 million in the first nine months of 2020, as compared to $140.9 million in the first nine months of 2019. The increase in interest expense was due to the higher interest rate associated with the refinancing of both the 2010 Senior Notes due October 2020 and the 2016 Senior Notes due August 2021 with the 2019 Senior Notes due December 2027.
Provision for Income Taxes
Mattel's provision for income taxes was $46.8 million and $46.2 million for the first nine months of 2020 and 2019, respectively. For the first nine months of 2020, Mattel recognized a net discrete tax expense of $11.4 million, primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. During the first nine months of 2019, Mattel recognized a discrete tax benefit of $13.4 million related to the reassessment of the future realizability of certain foreign deferred tax assets, offset by discrete tax expense of $12.3 million related to reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets, there was no U.S. tax benefit provided for U.S. losses during the first nine months of 2020 and 2019.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment income, and gross sales by categories, along with supplemental information by brand, for the North America segment for the first nine months of 2020 and 2019:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2020	September 30, 2019
	(In millions, except percentage information)
Net Sales	$1,645.2	$1,586.2	4%	—%
Segment Income	$430.4	$202.9	112%

Gross Sales by Categories
Dolls	$523.6	$424.2	23%	—%
Infant, Toddler, and Preschool	464.3	525.3	-12%	—%
Vehicles	356.2	344.3	3%	—%
Action Figures, Building Sets, Games, and Other	414.8	403.4	3%	—%
Gross Sales	$1,758.9	$1,697.2	4%	—%
Sales Adjustments	(113.8)	(111.0)
Net Sales	$1,645.2	$1,586.2	4%	—%

Supplemental Gross Sales Disclosure
Gross Sales by Top 3 Power Brands
Barbie	$477.7	$369.0	29%	-1%
Hot Wheels	296.8	276.4	7%	—%
Fisher-Price and Thomas & Friends	423.2	472.1	-10%	—%
Other	561.2	579.7	-3%	—%
Gross Sales	$1,758.9	$1,697.2	4%	—%
Gross sales for the North America segment were $1.76 billion in the first nine months of 2020, an increase of $61.7 million, or 4%, as compared to $1.70 billion in the first nine months of 2019. The increase in the North America segment gross sales was primarily due to higher sales of Dolls, partially offset by lower sales of Infant, Toddler, and Preschool.
Of the 23% increase in Dolls gross sales, 25% was due to higher sales of Barbie products, primarily driven by positive brand momentum and POS, and 2% was due to initial sales of Cave Club products. This was partially offset by lower sales of BTS products of 2%, lower sales of Enchantimals products of 1%, and lower sales of Lil' Gleemerz products of 1%.
Of the 12% decrease in Infant, Toddler, and Preschool gross sales, 10% was due to lower sales of Fisher-Price and Thomas & Friends products, including the impact of lower sales of Imaginext Toy Story 4 products.
Of the 3% increase in Vehicles gross sales, 5% was due to higher sales of Hot Wheels products. This was partially offset by lower sales of CARS products of 1% following its movie launch in a prior year and lower sales of Matchbox products of 1%.
Of the 3% increase in Action Figures, Building Sets, Games, and Other gross sales, 12% was due to initial sales of Star Wars: The Child plush products and 9% was due to higher sales of card games products, including UNO. This was partially offset by lower sales of Toy Story 4 products of 19% following its 2019 theatrical release.
Cost of sales decreased 10% during the first nine months of 2020, as compared to a 4% increase in net sales, primarily driven by lower product and other costs and royalty expense. Gross margin in the first nine months of 2020 increased primarily due to lower product costs driven by incremental realized savings from the cost savings programs, lower royalty expense, and the absence of the inclined sleeper product recall expense of approximately $26 million in 2019.
North America segment income was $430.4 million in the first nine months of 2020, as compared to segment income of $202.9 million in the first nine months of 2019; the improvement was primarily due to higher gross profit and lower advertising and promotion expenses.

International Segment
The following table provides a summary of Mattel's net sales, segment income, and gross sales by categories, along with supplemental information by brand, for the International segment for the first nine months of 2020 and 2019:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2020	September 30, 2019
	(In millions, except percentage information)
Net Sales	$1,196.0	$1,315.0	-9%	-4%
Segment Income	$139.4	$61.4	127%

Gross Sales by Categories
Dolls	$532.9	$535.0	—%	-4%
Infant, Toddler, and Preschool	279.9	351.3	-20%	-3%
Vehicles	357.5	400.1	-11%	-5%
Action Figures, Building Sets, Games, and Other	252.7	281.0	-10%	-3%
Gross Sales	$1,423.1	$1,567.4	-9%	-4%
Sales Adjustments	(227.2)	(252.4)
Net Sales	$1,196.0	$1,315.0	-9%	-4%

Supplemental Gross Sales Disclosure
Gross Sales by Top 3 Power Brands
Barbie	$401.3	$393.9	2%	-4%
Hot Wheels	311.1	342.6	-9%	-5%
Fisher-Price and Thomas & Friends	269.5	319.1	-16%	-4%
Other	441.2	511.9	-14%	-4%
Gross Sales	$1,423.1	$1,567.4	-9%	-4%
Gross sales for the International segment were $1.42 billion in the first nine months of 2020, a decrease of $144.3 million, or 9%, as compared to $1.57 billion in the first nine months of 2019, with an unfavorable impact from changes in currency exchange rates of 4 percentage points. The decrease in the International segment gross sales was due to lower sales of Infant, Toddler, and Preschool and Vehicles.
Gross sales of Dolls remained flat year-over-year, with initial sales of Cave Club products of and higher sales of Barbie products, substantially offset by lower sales of Polly Pocket products and lower sales of Enchantimals products.
Of the 20% decrease in Infant, Toddler, and Preschool gross sales, 14% was due to lower sales of Fisher-Price and Thomas & Friends products, including the impact of COVID-19, and 5% was due to lower sales of Fisher-Price Friends products primarily driven by the exiting of certain licensing partnerships.
Of the 11% decrease in Vehicles gross sales, 8% was due to lower sales of Hot Wheels products, including the impact of COVID-19, and 3% was due to lower sales of CARS products following its movie launch in a prior year.
Of the 10% decrease in Action Figures, Building Sets, Games, and Other gross sales, 18% was due to lower sales of Toy Story 4 products following its 2019 theatrical release, partially offset by higher sales of card games products, including UNO, of 6% and higher sales of family games products, including Pictionary and Scrabble, of 4%.
Cost of sales decreased 17% in the first nine months of 2020, as compared to a 9% decrease in net sales, primarily due to lower product and other costs and royalty expense. Gross margin in the first nine months of 2020 increased primarily due to lower product costs driven by incremental realized savings from the cost savings programs and lower royalty expense.
International segment income was $139.4 million in the first nine months of 2020, as compared to segment income of $61.4 million in the first nine months of 2019. The increase was primarily due to lower advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel's net sales, segment loss, and gross sales by categories, along with supplemental information by brand, for the American Girl segment for the first nine months of 2020 and 2019:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2020	September 30, 2019
	(In millions, except percentage information)
Net Sales	$116.8	$129.7	-10%	—%
Segment Loss	$(41.6)	$(41.4)	—%

American Girl Segment
Total Gross Sales	$120.9	$134.7	-10%	—%
Sales Adjustments	(4.1)	(5.0)
Total Net Sales	$116.8	$129.7	-10%	—%
Gross sales for the American Girl segment was $120.9 million in the first nine months of 2020, a decrease of $13.8 million, or 10%, as compared to $134.7 million in the first nine months of 2019. The decrease in American Girl gross sales was primarily due to lower sales in proprietary retail channels, which were negatively impacted by retail disruption due to COVID-19, and the impact of permanent closure of certain retail stores. This was partially offset by higher direct-to-consumer channel sales.
Cost of sales remained flat year-over-year, as compared to a 10% decrease in net sales, primarily driven by higher freight and logistics expenses, substantially offset by lower product and other costs. Gross margin in the first nine months of 2020 decreased primarily due to higher freight and logistics expenses due to higher direct-to-consumer channel sales, partially offset by lower product costs driven by the incremental realized savings from cost savings programs.
American Girl segment loss was $41.6 million in the first nine months of 2020, as compared to segment loss of $41.4 million in the first nine months of 2019. The decline was driven primarily by lower net sales, substantially offset by lower other selling and administrative expenses.
Cost Savings Programs
Capital Light Program
During the first quarter of 2019, Mattel announced the commencement of its Capital Light program to optimize Mattel's manufacturing footprint (including the sale or consolidation of manufacturing facilities), increase the productivity of its plant infrastructure, and achieve additional efficiencies across its entire supply chain. In conjunction with the Capital Light program, Mattel discontinued production in 2019 at certain plants located in China, Indonesia, and Mexico. In addition to the discontinued production at the three plants, Mattel will discontinue production at its plant located in Canada in 2021. Mattel recorded severance and other restructuring charges of $11.2 million for the first nine months of 2020. Of the total charges recorded for the first nine months of 2020, $6.4 million was recorded within other selling and administrative expenses and $4.8 million was recorded within cost of sales in the consolidated statements of operations.
As of September 30, 2020, Mattel has recorded cumulative severance and other restructuring charges related to the Capital Light program of $48.8 million, which include approximately $14 million of non-cash charges. Mattel expects to incur total severance and other restructuring charges, excluding non-cash charges, of approximately $38 million related to the Capital Light program.
Mattel is currently evaluating other cost saving measures, including the optimization of owned and operated manufacturing facilities and the geographical footprint of co-manufacturing facilities, which may result in incremental cost savings. Mattel realized cost savings (before severance, restructuring costs, and cost inflation) of approximately $37 million, primarily within gross profit, for the first nine months of 2020 and has achieved approximately $52 million of run-rate savings in connection with the program. Mattel expects to realize cumulative run-rate cost savings of approximately $65 million in 2020 and approximately $72 million by 2021 related to the Capital Light program actions taken through September 30, 2020.
Other Cost Savings Actions
During the first nine months of 2020, Mattel recorded severance charges of approximately $18 million, primarily related to actions taken to further streamline its organizational structure.

In connection with Mattel’s continued efforts to further streamline its organizational structure and restore profitability, on May 4, 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19. Mattel expects to incur additional severance and restructuring charges of approximately $2 million, consisting solely of cash expenditures for employee termination and severance costs, through the end of 2020. As a result of the reduction in force actions initiated in 2020, Mattel expects to realize approximately $40 million of run-rate cost savings exiting 2020.
During the first nine months of 2020, Mattel recorded additional severance and other restructuring charges of approximately $6 million, related to actions initiated in the prior year associated with the Structural Simplification cost savings program.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include investing and financing activities such as capital expenditures and debt service. Of Mattel's $452.2 million in cash and equivalents at September 30, 2020, approximately $128 million was held by foreign subsidiaries.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its senior secured revolving credit facilities covenants, or deterioration of Mattel's credit ratings. As discussed above under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" of this Quarterly Report on Form 10-Q, many of the aforementioned factors have been and may be adversely affected by COVID-19. However, based on Mattel’s current business plan and factors known to date, including the currently known impacts of COVID-19, it is expected that existing cash and equivalents, cash flows from operations, availability under the senior secured credit revolving facilities, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months. Additionally, Mattel expects to remain in compliance with all of its debt covenants through November 3, 2021. Refer to Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its senior secured revolving credit facilities to meet its short-term liquidity needs. At September 30, 2020, Mattel had $400.0 million in outstanding borrowings under the senior secured revolving credit facilities and approximately $13 million in outstanding letters of credit under the senior secured revolving credit facilities. During the first nine months of 2020, Mattel drew down $400.0 million under the senior secured revolving credit facilities as Mattel accelerated the timing of its borrowings under the senior secured revolving credit facilities in anticipation of its projected seasonal working capital requirements and in light of uncertainties surrounding the impact of COVID-19. During October 2020, Mattel repaid $323.7 million under the senior secured revolving credit facilities, resulting in a total outstanding balance of $76.3 million as of October 21, 2020.
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
Mattel's business has been impacted by COVID-19. Refer to Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding the impact and potential impacts of COVID-19 on Mattel’s business.
Cash Flow Activities
Cash flows used for operating activities were $434.0 million in the first nine months of 2020, as compared to $513.7 million in the first nine months of 2019. The decrease in cash flows used for operating activities was primarily due to lower net loss, excluding the impact of non-cash charges, partially offset by higher seasonal working capital usage.
Cash flows used for investing activities were $115.2 million in the first nine months of 2020, as compared to $78.4 million in the first nine months of 2019. The increase in cash flows used for investing activities was primarily driven by higher payments made for foreign currency forward exchange contracts and higher capital spending in the first nine months of 2020.
Cash flows provided by financing activities were $393.4 million in the first nine months of 2020, as compared to $218.3 million in the first nine months of 2019. The increase in cash flows provided from financing activities was primarily driven by higher net proceeds from short-term borrowings in the first nine months of 2020.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $177.9 million to $452.2 million at September 30, 2020, as compared to $630.0 million at December 31, 2019, primarily due to seasonal working capital usage and capital expenditures, partially offset by results of operations, excluding the impact of non-cash charges and net proceeds from short-term borrowings during the first nine months of 2020. Mattel's cash and equivalents increased $233.9 million to $452.2 million at September 30, 2020, as compared to $218.3 million at September 30, 2019, primarily due to lower net loss, excluding the impact of non-cash charges, and higher net proceeds from short-term borrowings during the first nine months of 2020, partially offset by higher seasonal working capital usage and higher payments made for foreign currency forward exchange contracts.
Accounts receivable increased $389.8 million to $1.33 billion at September 30, 2020, as compared to $936.4 million at December 31, 2019, primarily due to higher sales in the third quarter of 2020 and the seasonality of Mattel's business, partially offset by the impact of foreign exchange, due to the strengthening of the U.S. dollar. Accounts receivable increased $34.9 million to $1.33 billion at September 30, 2020, as compared to $1.29 billion at September 30, 2019, primarily due to higher sales in the third quarter of 2020, partially offset by improved collections and lower days of sales outstanding.
Inventory increased $168.1 million to $663.6 million at September 30, 2020, as compared to $495.5 million at December 31, 2019, primarily due to seasonal inventory build, partially offset by the impact of foreign exchange, due to the strengthening of the U.S. dollar. Inventory decreased $37.9 million to $663.6 million at September 30, 2020, as compared to $701.6 million at September 30, 2019, primarily due to higher than anticipated sales as demand increased during the third quarter of 2020.
Accounts payable and accrued liabilities remained relatively flat at $1.24 billion at September 30, 2020, as compared to $1.23 billion at December 31, 2019. Accounts payable and accrued liabilities remained relatively flat at $1.24 billion at September 30, 2020, as compared to $1.23 billion at September 30, 2019.

Mattel had $400.0 million and $230.0 million of short-term borrowings outstanding at September 30, 2020 and September 30, 2019, respectively. At December 31, 2019, Mattel had no short-term borrowings outstanding.
A summary of Mattel's capitalization is as follows:

	September 30, 2020		September 30, 2019		December 31, 2019
	(In millions, except percentage information)
Cash and equivalents	$452.2		$218.3		$630.0

Short-term borrowings	400.0		230.0		—
2010 Senior Notes due October 2020	—		250.0		—
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2016 Senior Notes due August 2021	—		350.0		—
2017/2018 Senior Notes due December 2025	1,500.0		1,500.0		1,500.0
2019 Senior Notes due December 2027	600.0		—		600.0
Debt issuance costs and debt discount	(47.2)		(43.2)		(53.2)
Total debt	$3,252.8	89%	$3,086.8	87%	$2,846.8	85%
Stockholders' equity	404.5	11	463.8	13	491.7	15
Total capitalization (debt plus equity)	$3,657.3	100%	$3,550.6	100%	$3,338.5	100%
Total debt was $3.25 billion at September 30, 2020, as compared to $2.85 billion at December 31, 2019. There were no borrowings or repayments on long-term debt during the first nine months of 2020. Short-term borrowings were $400.0 million at September 30, 2020. Total debt was $3.25 billion at September 30, 2020, as compared to $3.09 billion at September 30, 2019. The increase is primarily due to the short-term borrowings of $400.0 million at September 30, 2020. In November 2019, Mattel used the proceeds from the $600.0 million aggregate principal issuance of the 2019 Senior Notes due December 2027 to redeem and retire its $250.0 million of 2010 Senior Notes due October 2020 and $350.0 million of 2016 Senior Notes due August 2021.
Stockholders' equity decreased $87.2 million to $404.5 million at September 30, 2020, as compared to $491.7 million at December 31, 2019, primarily due to a decrease in the currency translation adjustments balance within accumulated other comprehensive loss due to the strengthening of the U.S. dollar. Stockholders' equity decreased $59.2 million to $404.5 million at September 30, 2020, as compared to $463.8 million at September 30, 2019, primarily due to a decrease in the currency translation adjustments balance within accumulated other comprehensive loss due to the strengthening of the U.S. dollar.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in the 2019 Annual Report on Form 10-K and did not materially change during the first nine months of 2020.
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

A reconciliation from Mattel's consolidated net sales to its consolidated gross sales is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentage information)	2020	2019	% Change as Reported	% Change in Constant Currency	2020	2019	% Change as Reported	% Change in Constant Currency
Net sales	$1,631.7	$1,481.6	10%	-1%	$2,957.9	$3,030.9	-2%	-1%
Sales adjustments	186.7	175.4			345.0	368.4
Gross sales	$1,818.4	$1,656.9	10%	-1%	$3,302.9	$3,399.3	-3%	-2%
A reconciliation from net sales to gross sales for the North America segment is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentage information)	2020	2019	% Change as Reported	% Change in Constant Currency	2020	2019	% Change as Reported	% Change in Constant Currency
Net sales	$924.7	$821.9	13%	—%	$1,645.2	$1,586.2	4%	—%
Sales adjustments	66.9	58.6			113.8	111.0
Gross sales	$991.6	$880.4	13%	—%	$1,758.9	$1,697.2	4%	—%
A reconciliation from net sales to gross sales for the International segment is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentage information)	2020	2019	% Change as Reported	% Change in Constant Currency	2020	2019	% Change as Reported	% Change in Constant Currency
Net sales	$655.5	$607.9	8%	-3%	$1,196.0	$1,315.0	-9%	-4%
Sales adjustments	117.5	113.8			227.2	252.4
Gross sales	$773.1	$721.7	7%	-3%	$1,423.1	$1,567.4	-9%	-4%
A reconciliation from net sales to gross sales for the American Girl segment is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions, except percentage information)	2020	2019	% Change as Reported	% Change in Constant Currency	2020	2019	% Change as Reported	% Change in Constant Currency
Net sales	$51.4	$51.8	-1%	—%	$116.8	$129.7	-10%	—%
Sales adjustments	2.3	3.0			4.1	5.0
Gross sales	$53.7	$54.8	-2%	—%	$120.9	$134.7	-10%	—%
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Australian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the first nine months of 2020. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income (loss) or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Net income (loss) items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the first nine months of 2020 were related to its net investments in entities having functional currencies denominated in the Brazilian real, Mexican peso, Russian ruble, and the British pound sterling.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel's third quarter net sales by approximately 0.4% and have no impact to Mattel's net income per share.
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
In the short-term, volatility in the British pound sterling could continue as the U.K. negotiates a new trade deal with the EU. In the longer term, any impact from Brexit on Mattel's U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Mattel's U.K. operations represented approximately 6% of Mattel's consolidated net sales for the first nine months of 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Anthony DiSilvestro, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

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
Mattel owns, operates, and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Indonesia, Malaysia, Thailand, and in Canada and Mexico. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. Outbreaks of communicable diseases have also been known to occur in certain of these countries. In the past, outbreaks of avian flu have been significantly concentrated in Asia, particularly in Hong Kong, and in the Guangdong province of China, where many of Mattel’s manufacturing facilities and third-party manufacturers are located. More recently, a strain of coronavirus surfaced in Wuhan, Hubei Province, China, resulting in the global COVID-19 pandemic. This pandemic, and the actions taken by governments, businesses, and individuals in response to it, have resulted in significant global economic disruption, which has adversely affected Mattel’s business, financial position, sales, and results of operations. Supply chain interruptions experienced by Mattel, its suppliers, and its customers have contributed to lower net sales and may continue to cause lower net sales to the extent they remain issues in the future. Other disruptions from public health crises such as these result from, among other things, workers contracting diseases, restrictions on factory openings, restrictions on travel, restrictions on shipping, and the closure of critical infrastructure. The design, development, and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract communicable diseases such as these, or if Mattel, Mattel’s third-party manufacturers, or their suppliers are adversely affected by other impacts of such diseases. In addition, the contingency plans Mattel has developed to help mitigate the impact of disruptions in its manufacturing operations, may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.
Mattel also relies on a global distribution system and retail partners operating in many countries throughout the world. Political instability, civil unrest, or disease in any of these countries disrupt this system, negatively affecting the availability of Mattel’s products. For example, COVID-19 has resulted in the closure of distribution centers and brick-and-mortar retailers throughout the world for both Mattel and its customers, including Mattel's brick-and-mortar American Girl retail stores, which has resulted in reduced sales and made it more difficult for Mattel to generate cash flow from operations. Forced or voluntary closures by retailers, particularly specialty retailers, may negatively affect the long-term viability of those retailers. The loss of these retailers could adversely affect Mattel’s business, financial condition, and results of operations.

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
Mattel has exposure to similar security risks faced by other large companies that have data stored on their information technology systems. As described in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cybersecurity Update," in July 2020, Mattel discovered that it was the victim of a ransomware attack on its information technology systems that caused data on a number of systems to be encrypted. Mattel contained the attack and, although some business functions were temporarily impacted, Mattel restored its operations. A forensic investigation of the incident has concluded, and no exfiltration of any sensitive business data or retail customer, supplier, consumer, or employee data was identified.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2020, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the third quarter of 2020:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
July 1—31	476,481	$11.11	—	$203,016,273
August 1—31	27,244	11.62	—	203,016,273
September 1—30	24,139	11.48	—	203,016,273
Total	527,864	$11.15	—	$203,016,273
 ____________________________________
(a)The total number of shares purchased relates to 527,864 shares withheld from employees to satisfy minimum tax withholding obligations that occurred upon vesting of restricted stock units. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2020, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended September 30, 2020, formatted in Inline XBRL.

______________________________________________

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: November 3, 2020