Form 10-K
period 2020-12-31
MATTEL INC /DE/
filed 2021-02-25
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,355,214,231 based upon the closing market price as of the close of business June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 8, 2021: 348,169,738 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2021 Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) within 120 days after the closing of the registrant's fiscal year (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that," and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, and in the future may be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of and uncertainty regarding the COVID-19 pandemic (and actions taken in response to it by governments, businesses, and individuals) on our business operations, financial results and financial position and on the global economy, including its impact on our sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (iii) sufficient interest in and demand for the products and entertainment we offer by retail customers and consumers to profitably recover Mattel’s costs; (iv) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (v) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (vi) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vii) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (ix) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel’s retail customers, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings; (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xvii) the impact of other market conditions or third party actions or approvals, including that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel’s products, delay or increase the cost of implementation of Mattel’s programs, or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xix) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xx) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and (xxi) other risks and uncertainties detailed in Part 1, Item 1A "Risk Factors." Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I
Item 1.    Business.
Throughout this report "Mattel" refers to Mattel, Inc. and/or one or more of its family of companies. Mattel is a leading global children's entertainment company that specializes in the design and production of quality toys and consumer products. Mattel's products are among the most widely recognized toy products in the world. Mattel's mission is to "create innovative products and experiences that inspire, entertain, and develop children through play." In order to deliver on this mission, Mattel is focused on the following two-part strategy to transform Mattel into an intellectual property ("IP") driven, high-performing toy company:
•In the short-term, improve profitability by optimizing operations and accelerate topline growth by growing Mattel's Power Brands and expanding Mattel's brand portfolio.
•In the mid-to-long-term, continue to make progress on capturing the full value of Mattel's IP through franchise management and online retail and e-commerce.
Mattel is the owner of a portfolio of global brands with vast IP potential. Mattel's portfolio of owned and licensed brands and products are organized into the following categories:
Dolls—including brands such as Barbie, American Girl, Polly Pocket, Spirit (Universal) and Enchantimals. Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. With an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, American Girl is best known for imparting valuable life lessons through its inspiring dolls and books, featuring diverse characters from past and present. Its products are sold directly to consumers via its catalog, website, and proprietary retail stores.
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, and Fireman Sam. As a leader in play and child development, Fisher-Price’s mission is to provide meaningful solutions for parents and enrich children’s lives from birth to school readiness, helping families get the best possible start. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through content, toys, live events, and other lifestyle categories.
Vehicles—including brands such as Hot Wheels, Matchbox, CARS (Disney Pixar), and Mario Kart (Nintendo). In production for over 50 years, Hot Wheels continues to push the limits of performance and design and ignites the challenger spirit of kids, adults, and collectors. From die-cast vehicles, to tracks, playsets, and accessories, the Mattel vehicles portfolio has broad appeal that engages and excites kids of all ages.
Action Figures, Building Sets, Games, and Other—including brands such as Masters of the Universe, MEGA, UNO, Toy Story (Disney Pixar), Jurassic World (NBCUniversal), WWE, and Star Wars (Disney). From big blocks to small bricks, first builders to advanced collectors, MEGA creates building sets that encourage kids and adults to unlock their creative potential. America's number one game, UNO is the classic matching card game that is easy to learn and fast fun for everyone.
Business Segments
Mattel's operating segments are: (i) North America, which consists of the U.S. and Canada; (ii) International; and (iii) American Girl.  The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.
For additional information on Mattel’s worldwide gross billings by brand category, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations"

North America Segment
The North America segment markets and sells toys in the U.S. and Canada across categories.
Dolls
Barbie will continue to deliver innovation, purpose-driven marketing campaigns, and engaging toys connected to a strong system of play. Barbie has a broad product offering, with segments designed to appeal to children from ages three to nine, complemented by a Barbie Signature segment with high quality dolls that appeal to fans of all ages. In 2021, Barbie will be featured in two Netflix content tentpoles, a full year of the new Barbie Extra segment, and exciting partnerships and pop culture collaborations, along with the launch of an all new Dreamhouse and Ken’s 60th anniversary.
In 2021, Polly Pocket will refresh its product offering with new product and packaging innovation, brand new themes, and the third season of its popular animated content series on streaming and broadcast platforms globally, while Enchantimals will launch a brand new Royals thematic and new content formats. Spirit product will be released in late Spring 2021, in partnership with NBCUniversal and will be tied to the popular series and 2021 theatrical release, delivering nurturing play to Mattel's core consumer. 2021 will also see new Doll product offerings in partnership with top-tier brands like Sanrio's Hello Kitty.
Infant, Toddler, and Preschool
In 2021, Fisher-Price will continue its focus on surprising and delighting consumers as a trusted partner for families with infants and preschoolers by continuing to create brand love through innovative solutions for parents and inviting adults back into the world of childhood through the "Let's be Kids" brand platform.
Thomas & Friends has delighted fans for generations through stories, toys, and lifestyle products, and, in 2021, Mattel will expand its effort to tell stories everywhere with more content on more platforms and in more ways than ever before.
Vehicles
In 2021, industry leader Hot Wheels will look to continue its strong momentum as a multigenerational franchise with virtual and in-person expansions of its Hot Wheels Legends and Hot Wheels Monster Trucks Live tours, continued integrations with top video game franchises, and always-on premium content on YouTube. The Hot Wheels product offering will be expanded with particular emphasis on the Hot Wheels Monster Trucks franchise and the award-winning line of Hot Wheels Mario Kart vehicles and playsets in partnership with Nintendo. Mattel will also continue to partner with Disney Pixar for CARS, celebrating the brand’s 15th anniversary. Finally, die-cast category pioneer Matchbox will be relaunched globally with a revitalized product line and "Drive Your Adventure" brand campaign.
Action Figures, Building Sets, Games, and Other
Mattel’s Action Figures category will continue to collaborate with key licensor partners, such as Disney, NBCUniversal, WWE, and Microsoft, to bring innovative products to the global marketplace. Key 2021 product lines based on entertainment franchises will include NBCUniversal’s Minions, with a theatrical release scheduled for July 2021 and the relaunch of Masters of the Universe. Masters of the Universe products will be bolstered by two Netflix animated shows premiering in 2021 and global brand support appealing to both new and existing fans. Mattel also expects continued franchise support of NBCUniversal’s Jurassic World, Microsoft’s Minecraft, and Disney Pixar properties to continue throughout the year.
In the Building Sets category, MEGA provides innovative building play experiences, authentic details, and accessible value for fans and families. In 2021, parents of preschoolers can discover how BAG+1=FUN with the MEGA Bloks First Builders segment, featuring building sets that enhance playtime beyond the classic Big Building Bag. MEGA will also partner with three of Mattel’s iconic franchises to introduce Hot Wheels fans of all ages to building sets, invite more Barbie fans to experience building play and expand Masters of the Universe fans' building sets collection throughout 2021. Fans of the Pokemon and Halo franchises can continue to build and collect with MEGA in 2021.
Mattel’s Games category consists of some of the most beloved Games IP in the world including UNO, Pictionary, Scrabble, Skip-Bo, Blokus and many others. In 2021, UNO will be celebrating its 50th anniversary with a line of 50th anniversary products and robust partnerships across pop culture. Mattel will extend and refresh many of its key brands including Scrabble, and will continue to innovate by bringing new games to market.
The Mattel Plush category debuted in 2020 with Star Wars: The Child from the hit Disney+ series The Mandalorian, and will collaborate with partners Disney’s Lucasfilm, Disney Pixar, Sanrio (Hello Kitty), and NBCUniversal. In 2021, Mattel's Plush portfolio will grow to include some of the most iconic brands in the category, including Disney’s Marvel and Microsoft’s Minecraft.

International Segment
Products marketed by the International segment are generally the same as those developed and marketed by the North America segment, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. No individual country within the International segment exceeded 6% of worldwide consolidated net sales during 2020.
American Girl Segment
The American Girl segment is a direct marketer, retailer, and children’s publisher dedicated to its mission to help build girls of strong character. American Girl is best known for its line of historical and contemporary characters that feature 18” dolls, books, and accessories that inspire girls to face the world with courage, resilience, and kindness. The contemporary Truly Me and Create Your Own lines encourage girls to express their imaginations and creativity by choosing a doll that looks like them or custom-creating one that’s completely unique from over 2.4 million options. Bitty Baby introduces younger girls to nurturing play until they are ready for WellieWishers, a sweet group of girls who focus on empathy and being a good friend. American Girl also publishes best-selling fiction and non-fiction books, as well as an array of popular digital content. The American Girl segment sells products directly to consumers via its catalog, website, in its proprietary retail stores in the U.S., at select retailers nationwide, and at specialty boutiques and franchise stores in Canada.
In January 2021, American Girl introduced its newest Girl of the Year, Kira Bailey, whose story focuses on wildlife conservation and climate challenges. Throughout 2021, American Girl will celebrate its 35th anniversary through new products, programs, partnerships, and experiences that help girls grow up with confidence and character.
Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys, games, and other products related to play, learning, and development. Competition in the toy industry is based primarily on quality, play value, brands, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, dolls, vehicles, action figures, construction toys, youth electronics, hand-held and other games, puzzles, plush, educational toys, technology-related products, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Hasbro, JAKKS Pacific, Jazwares, Just Play Products, LEGO, MGA Entertainment, Melissa & Doug, Spin Master, VTech, many smaller toy companies, and manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Hasbro, JAKKS Pacific, Just Play Products, LEGO, MGA Entertainment, Playmobil, Ravensburger, Simba, Spin Master, VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture dolls and accessories, and with children’s book publishers and retailers.
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
In anticipation of retail sales during the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. Seasonal shipping patterns result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which result in seasonal working capital financing requirements. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Sales
Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including omnichannel retailers, discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates small retail outlets at certain corporate offices as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America that serve as outlets for its products. American Girl products and its children's publications are sold directly to consumers and select retailers in North America. Mattel has retail space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in 10 other cities across the United States for its American Girl outlet and boutique stores, each of which features children’s products from the American Girl segment. Additionally, Mattel sells certain of its products online through websites of one or more of its subsidiaries.
During 2020, Mattel’s three largest customers (Walmart at $1.07 billion, Target at $0.62 billion, and Amazon at $0.47 billion) accounted for approximately 47% of worldwide consolidated net sales. During 2019, Mattel's two largest customers (Walmart at $1.01 billion and Target at $0.44 billion) accounted for approximately 32% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the U.S., none of which exceeded 10% of worldwide consolidated net sales. The customers and the degree of concentration vary depending upon the region or nation. See Part I, Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information."
Licenses and Distribution Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.
Mattel has entered into agreements to license entertainment properties, including among others, Disney Enterprises (including Star Wars, Pixar (including CARS and Toy Story) and certain other Disney films and television properties), NBCUniversal (including Fast and Furious, Jurassic World, Minions, and Spirit), Viacom International relating to its Nickelodeon properties (including Blaze and the Monster Machines), Warner Bros. (including Batman, Superman, Wonder Woman, and Justice League), Microsoft (including Halo and Minecraft), WWE, and Sanrio.
Royalty expense for 2020, 2019, and 2018 was $158.5 million, $220.2 million, and $224.0 million, respectively. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies."
Mattel licenses a number of its trademarks and other property rights to others for use in connection with the sale of their products. Mattel also distributes some third-party finished products that are independently designed and manufactured.

Trademarks, Copyrights, and Patents
Most of Mattel’s products are sold under trademarks, trade names, and copyrights, and some of these products incorporate devices or designs for which patent protection has been, or is being, pursued. Trademarks, copyrights, and patents are significant assets of Mattel in that they provide product recognition, acceptance, and exclusive rights to Mattel's innovations around the world.
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
Mattel’s principal manufacturing facilities are located in Canada, China, Indonesia, Malaysia, Mexico, and Thailand. In conjunction with Mattel's cost savings programs, Mattel discontinued production in 2019 at three plants located in China, Indonesia, and Mexico. In addition to the discontinued production at the three plants, Mattel will discontinue production at its plant located in Canada in 2021. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, Mattel produces its products in multiple facilities across multiple countries. Mattel believes that the existing production capacity at its own and its third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future.
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
During 2020, 2019, and 2018, Mattel incurred advertising and promotion expenses of $516.8 million (11.3% of net sales), $551.5 million (12.2% of net sales), and $524.3 million (11.6% of net sales), respectively.
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

For additional information regarding foreign currency contracts, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Derivative Instruments."
Government Regulations
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
Human Capital
Mattel is a leading global toy company and owner of one of the strongest catalogs of children’s and family entertainment franchises in the world. Recruiting, developing, and motivating a talented global workforce is key to Mattel’s long-term growth and success. Through Mattel’s focus on employee engagement, diversity and inclusion, training and development, and health and safety, Mattel creates a supportive and rewarding environment where employees are encouraged to explore, innovate, grow, and lead.
As of December 31, 2020, Mattel had approximately 32,100 employees (including temporary and seasonal employees) working in over 35 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play, with approximately 27,600 employees (86% of the total workforce) located outside the U.S. Mattel has a significant global manufacturing labor workforce of approximately 22,800 employees. The remaining workforce focuses on the design, marketing, sales, finance, and other aspects of Mattel’s business.

Mattel’s purpose-driven culture reflects how Mattel works and manages its global workforce:
•We collaborate: Being a part of Mattel means being part of one team with shared values and common goals where every person counts.
•We innovate: At Mattel, we always aim to find new and better ways to create innovative products and experiences across the organization.
•We execute: We are a performance-driven company that empowers our people to strive for excellence and best-in-class outcomes.
Employee Engagement
Mattel is committed to collecting regular feedback and to ensuring all voices are heard. Mattel measures employee engagement on an ongoing basis as it believes an engaged workforce leads to a more innovative, productive, and profitable company. In addition, Mattel's annual global engagement survey, which generally measures employee job satisfaction, is used to improve the employee experience and to strengthen our workplace culture.
Diversity and Inclusion
Mattel is at its best when every member of its team feels respected, included and heard – when everyone can show up as themselves and do their best work every day. Mattel values and shares a wide range of ideas and voices that evolve and broaden its perspectives with a reach that extends into all its brands, partners, and suppliers.
An integral component towards fostering an inclusive culture at Mattel are its Employee Resource Groups (ERGs), created and led by employees to bring together members and allies of underrepresented identities across the organization. The ERGs organize company-wide learning opportunities, cultural celebrations, and community outreach, elevate important conversations, and collect critical feedback.
Mattel has been repeatedly recognized for these efforts and for its commitment to diversity and inclusion, including being recognized by the Human Rights Campaign Foundation as one of the country’s top places to work for LGBTQ+ equality. For the second consecutive year, Mattel received a perfect score on the Human Rights Campaign Foundation’s Corporate Equality Index, a leading benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality.
In 2020, Mattel announced the following global diversity and inclusion goals:
1.Achieve 100% pay equity for all employees performing similar work globally.
2.Increase female representation at all levels of the organization.
3.Increase minority representation at all levels of the organization.
Training and Development
Continuously developing skills and capabilities for the future is essential to transforming Mattel into an IP-driven, high performing toy company. Additionally, offering the opportunity for employees to continuously learn and grow their careers at Mattel is a key driver of its employee engagement strategy. In 2020, employees at all levels around the globe participated in almost 600,000 hours of learning content across professional, management development, and technical training. This included both online and instructor-led training.
Health and Safety
Mattel is committed to providing a safe and ethical working environment for all of its employees, including the factories where Mattel products are made. Mattel has led the way in formalizing this principle into action. For example, in 1997, Mattel became one of the first companies to create standards that guide its efforts to manufacture responsibly. Today, these standards are known as Mattel’s Responsible Supply Chain Commitment, and they set forth ethical and environmental expectations for Mattel’s supply chain partners.
Over the course of the COVID-19 pandemic, Mattel's top priority has been to protect the health and safety of its employees while at the same time mitigating the disruption to its business. Mattel has implemented enhanced protocols to provide a safe and sanitary working environment for employees. In late 2019 and early 2020, Mattel successfully transitioned to a remote work structure for many of its employees. In addition, Mattel has adopted rigorous health and safety measures to safeguard employees at its manufacturing plants and distribution centers.

Available Information
Mattel files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the SEC. The SEC maintains an Internet website that contains reports, proxy, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
Item 1A.    Risk Factors.
If any of the risks, events, and uncertainties described in the cautionary risk factors listed below actually occurs, Mattel’s business, financial condition and results of operations could be adversely affected, and such effects could at times be material. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. These factors are also currently, and in the future may be, amplified by the COVID-19 pandemic. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
Business Operations
Mattel is not always able to successfully identify and/or satisfy consumer preferences, which could cause its business, financial condition, and results of operations to be adversely affected.
Mattel’s business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences, particularly with children as the end users of Mattel’s products, are continuously changing. Mattel is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, toys for school-aged children, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers, and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales, and increase its product sales or establish product sales with new, innovative toys, depends on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase.
In addition, entertainment media has become increasingly important for consumers to experience our brands and our partners' brands. The extent to which Mattel's entertainment offerings are successful can significantly impact the demand for its products and its financial performance. Consumer acceptance of Mattel’s entertainment offerings is impacted by factors beyond its control, including critical reviews, promotions, the popularity of movies and television programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment, general economic conditions, and public preferences generally.
Mattel's failure to successfully meet the challenges outlined above in a timely and cost-effective manner could decrease demand for its products and entertainment offerings and may adversely affect Mattel’s business, financial condition, and results of operations.

High levels of competition and low barriers to entry make it difficult to achieve, maintain, or build upon the success of Mattel’s brands, products, and product lines.
Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with Mattel’s products. In addition, competition for access to entertainment properties has and may continue to lessen Mattel’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel, or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments in order to obtain or retain these licenses. As a licensee of entertainment properties, Mattel has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy products industry and entertainment industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products. Reduced demand for Mattel’s brands, products, and product lines as a result of these factors may adversely affect Mattel’s business, financial condition, and results of operations.
Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can adversely affect Mattel’s sales, financial condition, and results of operations.
Successful movies and characters in children’s literature affect play preferences, and many products depend on media-based intellectual property licenses. Media-based licenses can cause a line of toys or other products to gain immediate success among children, parents, or families. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. In addition, certain developments in the entertainment industry, including labor strikes, could cause delays in the release of new movies and television programs. Such delays could adversely affect the sales of Mattel’s products based on such movies and television programs and the success of the movies and television programs that Mattel produces and distributes. Mattel attempts to respond to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis.
Mattel expects that children will continue to be interested in product offerings incorporating sophisticated technology, such as video games, consumer electronics, and social and digital media, at increasingly younger ages. To the extent Mattel seeks to introduce sophisticated technology products, such products tend to have higher design, development, and production costs, follow longer timelines, and require different competencies compared to Mattel’s more traditional toys and games. The pace of change in product offerings and consumer tastes for sophisticated technology products is potentially even greater than for Mattel’s more traditional products, and consequently the window for consumer interest in such products may be shorter than for traditional toys and games.
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

In addition, as a result of the seasonal nature of Mattel’s business, Mattel may be adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as public health crises and pandemics, terrorist attacks, economic shocks, severe weather, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation, or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.
Mattel has significant customer concentration, so that economic difficulties or changes in the purchasing policies or patterns of its key customers could have an adverse effect on Mattel’s business, financial condition, and results of operations.
A small number of customers account for a large share of Mattel’s worldwide consolidated net sales. In 2020, Mattel’s three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 47% of net sales (Walmart at $1.07 billion, Target at $0.62 billion, and Amazon at $0.47 billion) and its ten largest customers, in the aggregate, accounted for approximately 54% of net sales. This concentration exposes Mattel to risk of a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Such risk has been exacerbated by the COVID-19 pandemic, which has resulted in increased reliance on Mattel's largest customers due to forced or voluntary store closures by its specialty retail customers. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer reducing its overall purchases of Mattel’s products, reducing the number and variety of Mattel’s products that it carries and the shelf space allotted for Mattel’s products, or otherwise seeking to materially change the terms of the business relationship at any time could adversely affect Mattel’s business, financial condition, and results of operations.
Liquidity problems or bankruptcy of Mattel’s key customers could have an adverse effect on Mattel’s business, financial condition, and results of operations.
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
Mattel has at times in the past announced, and in the future may announce, initiatives to reduce its costs, optimize its manufacturing footprint, increase its efficiency, improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, offer new innovative products and improve existing products, enhance product safety, develop people, improve productivity, simplify processes, maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. In addition, Mattel may anticipate introducing a particular product, product line, or brand at a certain time in the future. There is no guarantee that Mattel will be able to manufacture, source, ship, and distribute new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new Mattel products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have an adverse effect on Mattel’s business, financial condition, and results of operations.

Mattel’s business depends in large part on the success of its vendors and outsourcers, and Mattel’s brands and reputation are subject to harm from actions taken by third parties that are outside Mattel’s control. In addition, any significant failure, inadequacy, or interruption from such vendors or outsourcers could harm Mattel’s ability to effectively operate its business.
As a part of its efforts to cut costs, achieve better efficiencies, and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics, and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue affecting the quality of these services or systems, results in risk of damage to Mattel’s reputation and brand value, and potentially adverse effects to Mattel's business, financial condition, and results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers cause delays in product sales and reduce efficiency of Mattel’s operations, and significant capital investments could be required to remediate the problem.
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
Mattel’s future success depends partly on the continued contribution of key executives, designers, technical, sales, marketing, manufacturing, entertainment, and other personnel. The loss of services of any of Mattel’s key personnel could harm Mattel’s business. Recruiting and retaining skilled personnel is costly and highly competitive. If Mattel fails to retain, hire, train, and integrate qualified employees and contractors, Mattel may not be able to maintain or expand its business.
Market Conditions
The COVID-19 pandemic and actions taken by governments, businesses, and individuals in response to it could adversely affect Mattel’s business, financial position, sales, and results of operations.
The global COVID-19 pandemic and the actions taken by governments, businesses, and individuals in response to it have resulted in significant global economic disruption, including, but not limited to, temporary business closures, reduced retail traffic, volatility in financial markets, restrictions on travel, and safer-at-home protocols. Such disruptions in the markets in which Mattel, its employees, consumers, customers, partners, licensees, licensors, suppliers, and manufacturers operate, can have, and at times in the past have had, a significant negative impact on Mattel’s business, financial position, sales, and results of operations. Negative impacts may result from, among other things:
•Declines in net sales as a result of retail store closures (including specialty retailers and Mattel’s brick-and-mortar American Girl retail stores), limited reopenings, evolving safer-at-home protocols, and limitations on the capacity of e-commerce in certain markets;
•Disruptions to the design, development, manufacturing, and/or distribution operations of Mattel and/or its third-party suppliers resulting in limitations on Mattel’s ability to design, develop, manufacture, and distribute products effectively, efficiently, and in a timely manner;
•Disruptions or restrictions on the ability of Mattel’s employees, suppliers, and manufacturers to work effectively, including due to illness, quarantines, government actions, and facility closures or other similar restrictions;
•Increased operational risks, including increased risks of accounts receivable collection, insolvency of retailers (particularly specialty retailers), delays in payment, and negotiations with third parties over payment terms or the ability to perform under certain contracts or licenses; and
•Any currently unforeseen effects of COVID-19.
Any one of these factors, or a combination thereof, could impact Mattel’s ability to meet demand for its products. To the extent any of these disruptions become prolonged or recur, particularly during seasonally high periods of production or distribution, Mattel’s ability to meet demand may be materially impacted.

Since mid-March 2020, the majority of Mattel’s workforce has been working remotely. Mattel continues to actively develop a plan to safely bring employees back to its offices, which will be based on need and governmental, health, and safety guidelines.
The impact of the COVID-19 pandemic continues to be fluid and uncertain, making it difficult to forecast the ultimate impact it could have on Mattel’s future operations. If Mattel’s business experiences prolonged occurrence of adverse public health conditions due to COVID-19 or other similar public health incidents, Mattel’s business, financial position, sales, and results of operations could be materially impacted.
Significant increases in the price of commodities, transportation, or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components, and finished products from Mattel’s vendors, could adversely affect Mattel’s business, financial condition, and results of operations.
Cost increases, whether resulting from rising costs of materials, transportation, services, labor, or compliance with existing or future regulatory requirements, impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel’s products may not be sustainable and could result in lower sales. Mattel’s ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts, and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Additionally, as Mattel cannot guarantee the stability of its major suppliers, major suppliers may stop manufacturing components at any time with little or no notice. If Mattel is required to use alternative sources, it may be required to redesign some aspects of the affected products, which may involve delays and additional expense. Reductions or interruptions in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes, lockouts, an outbreak of a severe public health pandemic, severe weather due to climate change or otherwise, the occurrence or threat of wars or other conflicts, or a significant increase in the price of one or more supplies, such as fuel or resin (which is an oil-based product used in plastics), or otherwise, have at times in the past and could in the future adversely affect Mattel’s business, financial condition, and results of operations.
Significant changes in currency exchange rates or the ability to transfer capital across borders could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel operates facilities and sells products in numerous countries outside the U.S. During 2020, Mattel’s International segment net sales were 41% of Mattel’s total consolidated net sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel's efforts to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange contracts may ultimately be unsuccessful. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have an adverse effect on Mattel’s business, financial condition, and results of operations.
The deterioration of global economic conditions could adversely affect Mattel’s business, financial condition, and results of operations.
Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to retailer customers and directly to consumers. Mattel’s performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products are often impacted by job losses, foreclosures, bankruptcies, reduced access to credit, falling home prices, lower consumer confidence, and other macroeconomic factors that affect consumer spending behavior. Any of these factors can reduce the amount that consumers spend on the purchase of Mattel’s products. Deterioration of global economic conditions have at times in the past adversely affected Mattel's business and financial results. Future deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing Mattel’s cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel’s business, financial condition, and results of operations. For instance, Mattel's business, financial condition and results of operations could be adversely affected by the economic impact of changes in trade relations among the United States and other countries, such as China, including a new United States-Mexico-Canada Agreement, or changes in the EU, such as Brexit. For further discussion of these risks, see the below risk factor "Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions."
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
An increasing portion of Mattel's net revenues may come from new and emerging markets, including China, India, and Russia. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which are often quite different from the U.S.; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, quotas, or other protectionist measures.
Failure to properly manage the risks described above or to otherwise successfully manage Mattel's new and emerging market business could adversely affect Mattel's business, financial condition, and results of operations.
Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Mattel’s business is worldwide in scope, including operations in over 50 countries and territories. Political instability, civil unrest, the deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the U.S. and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status between the U.S. and a foreign country could result in a substantial increase in the import duty of toys manufactured in that foreign country and imported into the U.S. The U.S. has commenced certain trade actions, including imposing increased tariffs on certain goods imported into the U.S. from China, which has resulted in retaliatory tariffs by China. Any increased trade barriers or restrictions on global trade imposed by the U.S., or further retaliatory trade measures taken by China or other countries in response, could adversely affect Mattel's business, financial condition, and results of operations. Given the recent change in the U.S. presidential administration, Mattel faces uncertainty with respect to U.S. trade policy going forward.
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
Mattel owns, operates, and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Indonesia, Malaysia, Thailand, and in Canada and Mexico. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. Outbreaks of communicable diseases have also been known to occur in certain of these countries. For example, the COVID-19 pandemic began in Wuhan, Hubei Province, China and caused supply chain interruptions for Mattel, its suppliers, and its customers that contributed to lower net sales in the first have of 2020 and may cause lower net sales to the extent they remain issues in the future. Other disruptions from public health crises such as these result from, among other things, workers contracting diseases, restrictions on factory openings, restrictions on travel, restrictions on shipping, and the closure of critical infrastructure. The design, development, and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers contract communicable diseases such as these, or if Mattel, Mattel’s third-party manufacturers, or their suppliers are adversely affected by other impacts of such diseases. In addition, the contingency plans Mattel has developed to help mitigate the impact of disruptions in its manufacturing operations, may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.

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
Financial and Accounting
To the extent Mattel is unable to realize the anticipated cost savings from its previously announced cost savings programs or incurs additional and/or unexpected costs in order to realize such cost savings, Mattel's business, financial condition, and results of operations could be adversely affected.
Mattel has and continues to implement a series of cost savings programs as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cost Savings Programs." Mattel incurred costs of $40.6 million and $59.1 million in 2020 and 2019, respectively, to achieve such cost savings, and expects to incur additional costs during 2021. There can be no assurance that Mattel will be able to realize the cost savings from its previously announced cost savings programs in the anticipated amounts or within the anticipated timeframes or at all. In addition, any cost savings that Mattel realizes may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from these cost savings programs could have an adverse effect on Mattel’s business, financial condition, and results of operations.
The amounts of anticipated cost savings and anticipated expenses related thereto are based on Mattel’s current estimates, but they involve risks, uncertainties, assumptions, and other factors that may cause actual results, performance, or achievements to be materially different from those described herein. Assumptions relating to the plans and amounts related thereto involve subjective decisions and judgments with respect to, among other things, the estimated impact of certain operational adjustments, including marketing efficiency, labor management, material input cost fluctuations, plant transition costs, and other cost and savings adjustments, as well as future economic, competitive, industry and market conditions, and future business decisions, all of which are inherently uncertain and may be beyond the control of Mattel’s management. Although Mattel’s management believes these estimates and assumptions to be reasonable, there can be no assurance that the assumptions or estimates described herein will prove to be accurate or that the objectives and plans expressed will be achieved. Neither Mattel’s independent registered public accounting firm nor any other independent registered public accounting firm, has examined, compiled, or performed any procedures with respect to these amounts, nor have they expressed any opinion, or any other form of assurance, on such information or their achievability.
Accordingly, there can be no assurance that the anticipated cost savings will be realized or that the impact of the efforts to achieve such cost savings will not be significantly different than currently anticipated. Mattel undertakes no obligation to update or otherwise revise or reconcile its expectations regarding its cost savings efforts, whether as a result of new information, future events, or otherwise.
Mattel has at times in the past engaged, and may in the future engage, in acquisitions, mergers, dispositions, or other strategic transactions, which can affect Mattel's revenues, profit, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.
Mattel regularly considers, and from time to time engages in, discussions and negotiations regarding acquisitions, mergers, or dispositions, or other strategic transactions that could affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to complete these transactions on terms acceptable to Mattel and to potential acquisition targets or merger partners. There can also be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. Further, Mattel cannot be certain that key talented individuals at those acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.

The level of returns on pension plan assets and the actuarial assumptions used for valuation purposes could affect Mattel’s earnings in future periods. Changes in standards and government regulations could also affect its pension plan expense and funding requirements.
Assumptions used in determining projected benefit obligations and the fair value of plan assets for Mattel’s pension plan are evaluated by Mattel in consultation with outside actuaries. In the event that Mattel determines that changes are warranted in the assumptions used, such as the discount rate or expected long term rate of return, its future pension benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that Mattel uses may differ from actual results, which could have an impact on its pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by the relevant governmental authorities.
If Mattel’s goodwill becomes impaired, Mattel’s results of operations could be adversely affected.
Goodwill accounts for a significant amount of Mattel's assets. Mattel tests its goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Declines in profitability of Mattel’s reporting units may impact the fair value of its reporting units, which could result in an impairment of its goodwill, adversely affecting its results of operations. For more information, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Goodwill" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 3 to the Consolidated Financial Statements—Goodwill and Other Intangibles."
Mattel’s stock price has been volatile over the past several years and could decline in the future, resulting in losses for Mattel's investors.
All the factors discussed in this section or any other material announcements or events can affect Mattel's stock price. In addition, quarterly fluctuations in Mattel's operating results, changes in investor and analyst perception of Mattel's business risks and conditions of its business, Mattel's ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of Mattel's stock by research analysts, fluctuations in the stock prices of Mattel's peer companies or in stock markets in general, and general economic or political conditions can also cause the price of Mattel's stock to change. A significant drop in the price of Mattel's stock would expose Mattel to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting Mattel's business. There is a purported class action alleging federal securities laws violations currently pending in the United States District Court for the Central District of California against Mattel, PricewaterhouseCoopers LLP, and individual defendants. In addition, stockholders have filed derivative actions in the United States District Court for the District of Delaware making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuit. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
Ineffective internal control over financial reporting could affect Mattel's ability to record, process, and report financial information accurately, impair its ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.
Effective internal controls are necessary for companies to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part II, Item 9A “Controls and Procedures” in Mattel's Annual Report on Form 10-K/A for the year ended December 31, 2018, Mattel determined that there were certain material weaknesses in its internal control over financial reporting. Mattel determined that the material weaknesses were remediated and that its internal control over financial reporting was effective as of December 31, 2019. If the additional controls and procedures that Mattel has implemented to remediate the material weaknesses prove to be insufficient or if Mattel identifies other control deficiencies that individually or together constitute significant deficiencies or material weaknesses, Mattel's ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject Mattel to civil and criminal penalties that could materially and adversely affect Mattel's reputation, financial condition, and operating results. Similarly, the control deficiency, remediation efforts, and any related litigation or government investigations, or regulatory enforcement actions will require management attention and resources, cause Mattel to incur unanticipated costs, and negatively affect investor confidence in Mattel’s financial statements, cause Mattel reputational harm, and raise other risks to its operations.

Legal and Regulatory
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
Mattel has exposure to similar security risks faced by other large companies that have data stored on their information technology systems. In July 2020, Mattel discovered that it was the victim of a ransomware attack on its information technology systems that caused data on a number of systems to be encrypted. Mattel contained the attack and, although some business functions were temporarily impacted, Mattel restored its operations. A forensic investigation of the incident concluded that no exfiltration of any sensitive business data or retail customer, supplier, consumer, or employee data was identified.
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
As a global company, Mattel is subject to a variety of continuously evolving and developing laws and regulations in the U.S. and abroad regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the EU General Data Protection Regulation, which greatly increases the jurisdictional reach of EU law and became effective in May 2018, added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. Mattel’s ongoing compliance with the EU General Data Protection Regulation and other privacy and data protection laws, such as the California Consumer Privacy Act and the U.S. Children's Online Privacy Protection Act of 1998, imposes significant costs and challenges that are likely to increase over time, including as Mattel introduces sophisticated digital and smart technology products.

Mattel faces risks related to protecting its proprietary intellectual property and information, and is subject to third-party claims that Mattel is infringing on their intellectual property rights, either of which could adversely affect Mattel's business, financial condition, and results of operations.
The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties, in the U.S. and around the world, as well as its customer, employee, and consumer data. From time to time, third parties have challenged, and may in the future try to challenge, Mattel's ownership of its intellectual property in the U.S. and around the world. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert management and key personnel from business operations. Findings of infringement on the intellectual property rights of any third party by Mattel, its distributors, its licensors, or its manufacturers may require obtaining a license to use those rights, which may not be obtainable on reasonable terms, if at all.
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
Mattel has acquired, and may in the future acquire, certain intellectual property from third parties. Declines in the profitability of these acquired brands may impact Mattel’s ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in net earnings caused by impairment charges could harm Mattel’s results of operations.
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
For example, as previously disclosed, in October 2019, Mattel announced the results of an independent investigation conducted by the Audit Committee of Mattel’s Board of Directors into allegations contained in an anonymous whistleblower letter. Following the investigation, Mattel restated certain of its previously issued financial statements. Mattel has incurred, and may continue to incur, unanticipated costs in connection with or related to the investigation and restatement, as well as litigation and regulatory inquiries resulting therefrom. For example, Mattel has been responding to subpoenas from the SEC, seeking documents related to the whistleblower letter and subsequent investigation, and is cooperating with the SEC’s investigation. Mattel is also responding to requests from the United States Attorney's Office for the Southern District of New York ("SDNY") related to this matter. Mattel cannot predict the eventual scope, duration or outcome of potential legal action by the SEC or SDNY, if any, or whether any such action could have a material impact on Mattel's financial condition, results of operations or cash flows.
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
Notwithstanding the reduction in the corporate income tax rate, Mattel is continuing to examine the long-term impact of the U.S. Tax Act. During 2019 and 2020, the Department of the Treasury issued certain guidance in the form of notices and proposed regulations with respect to several provisions of the U.S. Tax Act. Additional guidance related to U.S. Tax Act may be forthcoming in 2021. The current administration has proposed increasing the tax rate on U.S. corporations, changes to the global intangible low-taxed income (GILTI) tax regime, implementing a corporate minimum tax, and other corporate tax proposals that could adversely impact Mattel’s business. It is uncertain if, and to what extent, various states will conform to new tax laws. Foreign jurisdictions may also enact new tax laws that could adversely affect Mattel's business.
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
Mattel has at times in the past experienced, and may in the future experience, issues with products that lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. These issues and activities have resulted in increased governmental scrutiny and inquiries, harm to Mattel’s reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Mattel’s ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. For example, the insurance terms Mattel negotiated for the period from February 1, 2020 to December 31, 2021 were less favorable than in the past as a result of past claims, product liability incidents, changes in market conditions, and other factors. These issues and activities can divert development and management resources, adversely affect Mattel’s business operations, decrease sales, increase legal fees and other costs, and put Mattel at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have an adverse effect on Mattel’s business, financial condition, and results of operations.
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

Indebtedness
Mattel’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, and expose it to interest rate risk to the extent of its variable rate debt.
At December 31, 2020, Mattel had $2.85 billion of indebtedness on a consolidated basis, consisting primarily of 6.75% Senior Notes due 2025 and 5.875% Senior Notes due 2027, as well as Senior Notes issued in prior years. In addition, Mattel has $1.60 billion of commitments under its senior secured revolving credit facilities, subject to borrowing base capacity. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Subject to the limits contained in the credit agreement that governs Mattel’s senior secured revolving credit facilities, the indenture that governs the notes and Mattel’s other debt instruments, Mattel may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent Mattel does so, the risks related to Mattel’s high level of debt would increase. Specifically, Mattel’s substantial indebtedness could have important consequences. For example, it could:
•Require Mattel to dedicate a substantial portion of its cash flow from operations to payments on Mattel’s indebtedness, thereby reducing the availability of Mattel’s cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts, and other general corporate purposes;
•Increase Mattel’s vulnerability to, and limit Mattel’s flexibility in planning for or reacting to, changes in its business and the industries in which it operates;
•Restrict Mattel from making strategic acquisitions or cause Mattel to make non-strategic divestitures;
•Expose Mattel to the risk of increased interest rates as borrowings under its senior secured revolving credit facilities will be subject to variable rates of interest;
•Expose Mattel to additional risks related to currency exchange rates and repatriation of funds;
•Place Mattel at a competitive disadvantage compared to its competitors that have less debt; and
•Limit Mattel’s ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions, and general corporate or other purposes.
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
Mattel’s business may not generate sufficient cash flow from operations and future borrowings may not be available under Mattel’s senior secured revolving credit facilities in an amount sufficient to enable Mattel to pay its indebtedness or to fund its other liquidity needs. In such circumstances, Mattel may need to refinance all or a portion of its indebtedness upon or before maturity. Mattel may not be able to refinance any of Mattel’s indebtedness, including its senior secured revolving credit facilities and the notes, on commercially reasonable terms or at all. If Mattel cannot service its indebtedness, Mattel may need to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances. There can be no assurance that such actions, if necessary, will be effected on commercially reasonable terms or at all. The credit agreement governing Mattel’s senior secured revolving credit facilities and the indenture governing the notes will restrict Mattel’s ability to sell assets and use the proceeds from such sales.

If Mattel is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Mattel otherwise fails to comply with the various covenants in the instruments governing its indebtedness, Mattel could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness will have the right to elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Mattel’s senior secured revolving credit facilities will have the right to elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against Mattel’s assets, and Mattel could be forced into bankruptcy or liquidation. Declines in Mattel’s operating performance may require Mattel to obtain waivers in the future from the required lenders under its senior secured revolving credit facilities to avoid being in default. If Mattel breaches its covenants under its senior secured revolving credit facilities and seeks a waiver, Mattel may not be able to obtain a waiver from the required lenders. If this occurs, Mattel would be in default under its senior secured revolving credit facilities, the lenders could exercise their rights, as described above, and Mattel could be forced into bankruptcy or liquidation.
Mattel’s variable rate indebtedness subjects Mattel to interest rate risk, which could cause Mattel’s debt service obligations to increase significantly.
Borrowings under Mattel’s senior secured revolving credit facilities will be at variable rates of interest and will expose Mattel to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, Mattel’s debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and Mattel’s net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Assuming Mattel's senior secured revolving credit facilities are fully drawn up to the maximum commitment level and the interest rates are above the interest rate floor set forth in the credit agreement governing Mattel’s senior secured revolving credit facilities, each one-eighth point change in interest rates would result in a $2.0 million change in annual interest expense on Mattel’s indebtedness under its senior secured revolving credit facilities. Any interest rate swaps that Mattel enters into with respect to its variable rate indebtedness may not fully mitigate Mattel’s interest rate risk.
The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect Mattel’s borrowing costs.
LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including derivatives and loans. Borrowings under Mattel’s senior secured revolving credit facilities will bear interest at a variable rate, primarily based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD Libor tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.
The Alternative Reference Rates Committee (ARRC) has identified the Secured Overnight Financing Rate (SOFR) as the recommended alternative for use in financial and other derivatives contracts that are currently indexed to United States dollar LIBOR. At this time, it is not possible to predict the effect any modification or discontinuation of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on Mattel. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, Mattel may need to renegotiate its credit agreements and related agreements, which may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on its obligations if LIBOR was available in its current form.

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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 335,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 607,000 square feet, which is used by the North America segment and for brand and corporate support functions. American Girl owns its headquarters facilities in Middleton, Wisconsin, consisting of approximately 180,000 square feet, a warehouse in Middleton, consisting of approximately 215,000 square feet, and distribution facilities in Middleton and DeForest, Wisconsin, consisting of a total of approximately 498,000 square feet, all of which are used by the American Girl segment. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.
Mattel maintains leased offices in Arkansas, California, and Minnesota, and leased warehouse and distribution facilities in California, Pennsylvania, and Texas, all of which are used by the North America segment. Mattel leases retail and related office space in Chicago, Illinois; Los Angeles, California; and New York, New York for its American Girl Place stores, and in over 10 other cities across the United States for its American Girl stores. Internationally, Mattel has offices and/or warehouse space in over 30 countries. The primary locations for facilities leased and used by the International segment are in Canada, China, Hong Kong, India, Mexico, the Netherlands, Germany, Italy, France, and the United Kingdom. Mattel also leases office space and principal manufacturing facilities in China, which support the North America, International, and American Girl segments. Additionally, Mattel leases a facility in Montreal, Canada, consisting of approximately 817,000 square feet, which is used for brand support and manufacturing functions. These facilities in Canada are used by both the North America and International segments.
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
Holders of Record
As of February 8, 2021, Mattel had approximately 24,000 holders of record of its common stock.
Dividends
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements —Stockholders’ Equity—Dividends."
Recent Sales of Unregistered Securities
During the fourth quarter of 2020, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2020, 2019, and 2018, Mattel did not repurchase any shares of its common stock.
The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2020:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
Period:
October 1 - 31	3,906	$13.66	—	$203,016,273
November 1 - 30	9,097	15.22	—	203,016,273
December 1 - 31	6,246	16.57	—	203,016,273
Total	19,249	$15.34	—	$203,016,273
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2020, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2015 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return
Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index
300
250
200
150
100
50
0
Index Value
2015
2016
2017
2018
2019
2020
Period Ending
Mattel, Inc.
S&P 500 Consumer Discretionary
S&P 500

	December 31,
	2015	2016	2017	2018	2019	2020
Cumulative Total Return:
Mattel, Inc.	$100.00	$106.44	$61.89	$40.20	$54.53	$70.22
S&P 500	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96
S&P 500 Consumer Discretionary	$100.00	$106.03	$130.39	$131.46	$168.18	$224.19

Item 6.    Selected Financial Data.
Not applicable.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Note that amounts within this Item shown in millions may not foot due to rounding.
Mattel has omitted discussion of 2018 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of Mattel’s Annual Report on Form 10-K for the year ended December 31, 2019.
The following discussion includes currency exchange rate impact, a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC ("Regulation G"), to supplement the financial results as reported in accordance with generally accepted accounting principles ("GAAP"). The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses this non-GAAP financial measure to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Management believes that the disclosure of this non-GAAP financial measure provides useful supplemental information to investors to allow them to better evaluate ongoing business performance and certain components of Mattel's results. This measure is not, and should not be viewed as, a substitute for GAAP financial measures.
The following discussion also includes the use of gross billings, a key performance indicator. Gross billings represent amounts invoiced to customers. It does not include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross billings as a metric for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel's business. Changes in gross billings are discussed because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with categories, brands, and individual products.
Overview
Mattel is a leading global toy company and owner of one of the strongest catalogs of children’s and family entertainment franchises in the world, creating innovative products and experiences that inspire, entertain and develop children through play. Mattel is focused on the following two-part strategy to transform Mattel into an intellectual property ("IP") driven, high-performing toy company:
•In the short-term, improve profitability by optimizing operations and accelerate topline growth by growing Mattel's Power Brands and expanding Mattel's brand portfolio.
•In the mid-to-long-term, continue to make progress on capturing the full value of Mattel's IP through franchise management and online retail and e-commerce.
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
The negative impact of retail disruptions and closures resulting from COVID-19 was substantial during the first half of 2020 but abated during the second half of 2020. Strong consumer demand for toys during the third and fourth quarters contributed to double digit year-over-year increases in net sales in the North America and Europe, the Middle East, and Africa ("EMEA") regions during those periods. Toy consumer demand improved in the Asia Pacific and Latin America regions, contributing to an improved year-over-year net sales performance in the second half as compared to the first half of 2020. American Girl retail channel net sales were negatively impacted by retail disruption and the permanent closure of certain retail stores in 2020. The negative impact of retail disruption and lower external distribution net sales were more than offset by higher direct-to-consumer channel net sales, resulting in a slight increase in year-over-year net sales for the American Girl segment.

Mattel's manufacturing and distribution network was fully operational as of December 31, 2020. Prolonged disruption to Mattel’s customers, supply chain, or other critical operations would result in material adverse effects to Mattel’s business and its liquidity. The future impact of COVID-19 on Mattel’s results of operations, financial position, and cash flows remains uncertain at this time due to rapidly evolving circumstances. Mattel is closely monitoring the situation and actively managing its business as developments occur. Refer to Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The specific line items that have been materially affected by these impacts of COVID-19 are noted as such within "Results of Operations" below. Additional discussion of the impact of COVID-19 on Mattel's liquidity and capital resources is discussed in "Liquidity and Capital Resources" and in "Cost Savings Programs" below. In addition to the impacts of COVID-19 discussed below, it is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business.
Results of Operations
Consolidated Results
The following table provides a summary of Mattel’s consolidated results for 2020 and 2019:

	For the Year Ended				Year/Year Change
	December 31, 2020		December 31, 2019
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$4,583.7	100.0%	$4,504.6	100.0%	2%	—
Gross profit	$2,243.6	48.9%	$1,980.8	44.0%	13%	490
Advertising and promotion expenses	516.8	11.3%	551.5	12.2%	-6%	(90)
Other selling and administrative expenses	1,345.9	29.4%	1,390.0	30.9%	-3%	(150)
Operating income	380.9	8.3%	39.2	0.9%	871%	740
Interest expense	198.3	4.3%	201.0	4.5%	-1%	(20)
Interest (income)	(3.9)	-0.1%	(6.2)	-0.1%	-36%	—
Other non-operating expense, net	2.7		1.9
Income (loss) before income taxes	183.8	4.0%	(157.5)	-3.5%	n/m	750
Provision for income taxes	68.6		55.2
Income (loss) from equity method investments	11.5		(0.8)
Net income (loss)	$126.6	2.8%	$(213.5)	-4.7%	n/m	750
n/m - Not Meaningful

Sales
The following table provides a summary of Mattel’s consolidated gross billings by categories, along with supplemental information by brand for 2020 and 2019:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2020	December 31, 2019
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,886.4	$1,724.0	9%	-2%
Infant, Toddler, and Preschool	1,149.7	1,257.6	-9%	-1%
Vehicles	1,110.0	1,101.3	1%	-2%
Action Figures, Building Sets, Games, and Other	991.6	981.6	1%	-1%
Gross Billings	$5,137.8	$5,064.6	1%	-2%
Sales Adjustments	(554.2)	(560.0)
Net Sales	$4,583.7	$4,504.6	2%	-1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,350.1	$1,159.8	16%	-2%
Hot Wheels	954.2	925.9	3%	-2%
Fisher-Price and Thomas & Friends	1,065.5	1,131.8	-6%	-1%
Other	1,768.0	1,847.2	-4%	-1%
Gross Billings	$5,137.8	$5,064.6	1%	-2%
Gross billings were $5.14 billion in 2020, an increase of $73.2 million, or 1%, as compared to $5.06 billion in 2019, with an unfavorable impact from changes in currency exchange rates of two percentage points. The increase in gross billings was primarily driven by higher billings of Dolls.
Dolls gross billings increased 9%, of which 11% was driven by higher billings of Barbie products, primarily driven by positive brand momentum and point of sale demand ("POS"). This was partially offset by lower billings of Enchantimals products of 1% and lower billings of BTS products of 1%.
Infant, Toddler, and Preschool gross billings decreased 9%, of which 6% was due to lower billings of Fisher-Price and Thomas & Friends products and 3% was due to lower billings of Fisher-Price Friends products.
Vehicles gross billings increased 1%, of which 3% was driven by higher billings of Hot Wheels products, partially offset by lower billings of CARS products of 2% following its movie launch in a prior year.
Action Figures, Building Sets, Games, and Other gross billings increased 1%, of which 7% was driven by initial billings of Star Wars: The Child plush products, 7% was driven by higher billings of card games products including UNO, and 3% was driven by higher billings of family games products including Pictionary and Scrabble. This was partially offset by lower billings of Toy Story 4 products of 15% following its 2019 theatrical release.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments as a percent of net sales was relatively consistent at 12.1% in 2020 as compared to 12.4% in 2019.

Cost of Sales
Cost of sales as a percentage of net sales was 51.1% in 2020, as compared to 56.0% in 2019. Cost of sales decreased by $183.7 million, or 7%, to $2.34 billion in 2020 from $2.52 billion in 2019, as compared to a 2% increase in net sales. Within cost of sales, product and other costs decreased by $128.6 million, or 6%, to $1.93 billion in 2020 from $2.06 billion in 2019; freight and logistics expenses increased by $6.59 million, or 3%, to $253.5 million in 2020 from $247.0 million in 2019; and royalty expense decreased by $61.8 million, or 28%, to $158.5 million in 2020 from $220.2 million in 2019. Cost of sales in 2019 included the impact of approximately $22 million related to the inclined sleeper product recalls. Within cost of sales, certain inbound freight costs were previously classified as freight and logistics costs. Mattel reclassified such inbound freight costs from freight and logistics expenses to present all inbound freight costs within product and other costs for the periods and segments presented.
Gross Margin
Gross margin increased to 48.9% in 2020 from 44.0% in 2019. The increase in gross margin was primarily driven by incremental realized savings from cost savings programs and a decrease in royalty expense resulting from lower sales of licensed products.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, newspaper inserts, fliers, and mailers, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 11.3% in 2020 from 12.2% in 2019, primarily driven by strategic reductions in advertising spend due to strong POS and the impact of COVID-19.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.35 billion, or 29.4% of net sales, in 2020, as compared to $1.39 billion, or 30.9% of net sales, in 2019. The decrease in other selling and administrative expenses was mainly driven by incremental realized savings from cost savings programs, the absence of write-offs of American Girl retail store assets of approximately $26 million in 2019, and lower severance and other restructuring charges. This was partially offset by increased costs related to the impact of the inclined sleeper product recalls and higher incentive and share based compensation expense.
Interest Expense
Interest expense was $198.3 million in 2020, as compared to $201.0 million in 2019. The reduction in interest expense was due to debt extinguishment costs of $9.2 million in 2019 associated with the early redemption in the fourth quarter of 2019 of the 2010 Senior Notes due October 2020 and the 2016 Senior Notes due August 2021 as well as lower fees associated with the $1.60 billion senior secured revolving credit facilities. The reduction in interest expense was partially offset by the higher interest rates associated with the 2019 Senior Notes due December 2027 issued in the fourth quarter of 2019 as compared to the 2010 Senior Notes and 2016 Senior Notes.
Provision for Income Taxes
Mattel’s provision for income taxes was $68.6 million in 2020, as compared to $55.2 million in 2019. The 2020 income tax provision included a $5.1 million tax expense related to enacted tax law changes and the assessment of the future realizability of certain deferred tax assets, and a $4.3 million tax expense related to reassessments of prior year's tax liabilities based on the status of audits and settlements in various jurisdictions. The 2019 income tax provision included a $13.4 million tax benefit related to the release of valuation allowances in certain foreign tax jurisdictions, and a $16.9 million tax benefit related to reassessments of prior year's tax liabilities based on the status of audits and settlements in various jurisdictions.

Mattel recorded a valuation allowance against certain domestic and foreign deferred tax assets as of both December 31, 2020 and December 31, 2019. Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realized. Mattel intends to continue maintaining a valuation allowance on its deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. However, given Mattel's improved operating results for the year ended December 31, 2020, and if its financial results continue to improve, sufficient positive evidence may become available to allow Mattel to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of a portion of these deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change depending on the level of profitability that Mattel is able to achieve in the tax jurisdictions in which a valuation allowance has been recorded.
Income (loss) From Equity Method Investments
Income from equity method investments was $11.5 million in 2020, as compared to a loss from equity method investments of $0.8 million in 2019. The increase in income from equity method investments was largely due to higher net sales of an equity method investment.
Segment Results
North America Segment
The following table provides a summary of Mattel’s net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for 2020 and 2019:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2020	December 31, 2019
	(In millions, except percentage information)
Net Sales	$2,424.6	$2,275.8	7%	—%
Segment Income	608.1	357.0	70%

Gross Billings by Categories
Dolls	$770.6	$636.2	21%	—%
Infant, Toddler, and Preschool	701.4	730.3	-4%	—%
Vehicles	529.2	510.8	4%	—%
Action Figures, Building Sets, Games, and Other	586.6	555.0	6%	—%
Gross Billings	$2,587.8	$2,432.3	6%	—%
Sales Adjustments	(163.2)	(156.5)
Net Sales	$2,424.6	$2,275.8	7%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$704.2	$558.3	26%	—%
Hot Wheels	446.6	419.0	7%	—%
Fisher-Price and Thomas & Friends	634.9	650.7	-2%	—%
Other	802.1	804.2	—%	—%
Gross Billings	$2,587.8	$2,432.3	6%	—%
Gross billings for the North America segment were $2.59 billion in 2020, an increase of $155.5 million, or 6%, as compared to $2.43 billion in 2019. The increase in the North America segment gross billings was primarily driven by higher billings of Dolls.
Dolls gross billings increased 21%, of which 23% was due to higher billings of Barbie products, primarily driven by positive brand momentum and POS. This was partially offset by lower billings of Lil Gleemerz products of 1% and lower billings of BTS products of 1%.

Infant, Toddler, and Preschool gross billings decreased 4%, of which 3% was due to lower billings of Fisher-Price Friends products.
Vehicles gross billings increased 4%, of which 6% was driven by higher billings of Hot Wheels products, partially offset by lower billings of CARS products of 2% following its movie launch in a prior year.
Action Figures, Building Sets, Games, and Other gross billings increased 6%, of which 11% was driven by initial billings of Star Wars: The Child plush products, 8% was driven by higher billings of card games products including UNO, and 2% was driven by higher billings of family games products including Pictionary and Scrabble. This was partially offset by lower billings of Toy Story 4 products of 16% following its 2019 theatrical release.
Sales adjustments as a percent of net sales was relatively consistent at 6.7% in 2020 as compared to 6.9% in 2019.
Cost of sales decreased 6% in 2020, as compared to a 7% increase in net sales, primarily driven by lower product and other costs and royalty expense. Gross margin in 2020 increased primarily due to lower product costs driven by incremental realized savings from the cost savings programs, lower royalty expense, and the absence of the inclined sleeper product recall expense of approximately $26 million in 2019. North America segment income was $608.1 million in 2020, as compared to segment income of $357.0 million in 2019, mainly driven by higher gross profit.
International Segment
The following table provides a summary of Mattel’s net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for 2020 and 2019:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2020	December 31, 2019
	(In millions, except percentage information)
Net Sales	$1,900.7	$1,972.2	-4%	-3%
Segment Income	251.2	166.9	51%

Gross Billings by Categories
Dolls	$849.4	$819.4	4%	-3%
Infant, Toddler, and Preschool	448.4	527.3	-15%	-2%
Vehicles	580.8	590.5	-2%	-4%
Action Figures, Building Sets, Games, and Other	405.0	426.5	-5%	-2%
Gross Billings	$2,283.5	$2,363.8	-3%	-2%
Sales Adjustments	(382.8)	(391.6)
Net Sales	$1,900.7	$1,972.2	-4%	-3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$645.9	$601.4	7%	-3%
Hot Wheels	507.6	506.9	—%	-4%
Fisher-Price and Thomas & Friends	430.6	481.0	-10%	-2%
Other	699.3	774.5	-10%	-3%
Gross Billings	$2,283.5	$2,363.8	-3%	-2%
Gross billings for the International segment were $2.28 billion in 2020, a decrease of $80.3 million, or 3%, as compared to $2.36 billion in 2019, with an unfavorable impact from changes in currency exchange rates of two percentage points. The decrease in International segment gross billings was primarily due to lower billings of Infant, Toddler, and Preschool.
Dolls gross billings increased 4%, of which 6% was driven by higher billings of Barbie products, partially offset by lower billings of Enchantimals products of 2%.

Infant, Toddler, and Preschool gross billings decreased 15%, of which 10% was due to lower billings of Fisher-Price and Thomas & Friends products, including the impact of retail store closures due to COVID-19, and 4% was due to lower billings of Fisher-Price Friends products, primarily driven by the exiting of certain licensing partnerships.
Vehicles gross billings decreased 2%, of which 3% was due to lower billings of CARS products following its movie launch in a prior year, partially offset by higher billings of Matchbox products of 1%.
Action Figures, Building Sets, Games, and Other gross billings decreased 5%, of which 16% was due to lower billings of Toy Story 4 products following its 2019 theatrical release. This was partially offset by higher billings of card games products including UNO of 7%, and higher billings of family games products including Pictionary and Scrabble of 4%.
Sales adjustments as a percent of net sales was relatively consistent at 20.1% in 2020 as compared to 19.9% in 2019.
Cost of sales decreased 12% in 2020, as compared to a 4% decrease in net sales, primarily driven by lower product and other costs and royalty expense. Gross margin in 2020 increased primarily due to lower product costs driven by incremental realized savings from the cost savings programs and lower royalty expense. International segment income was $251.2 million in 2020, as compared to a segment income of $166.9 million in 2019, mainly driven by higher gross profit.
American Girl Segment
The following table provides a summary of Mattel’s net sales, segment loss, and gross billings for the American Girl segment for 2020 and 2019:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2020	December 31, 2019
	(In millions, except percentage information)
Net Sales	$258.4	$256.6	1%	—%
Segment Loss	(14.4)	(58.8)	-75%

American Girl Segment
Total Gross Billings	$266.5	$268.5	-1%	—%
Sales Adjustments	(8.1)	(11.9)
Total Net Sales	$258.4	$256.6	1%	—%
Gross billings for the American Girl segment were $266.5 million in 2020, a decrease of $2.0 million, or 1%, as compared to $268.5 million in 2019. The decrease in American Girl gross billings was primarily due to lower billings in proprietary retail channels, which were negatively impacted by retail disruption due to COVID-19, the impact of the permanent closure of certain retail stores; and lower billings of external distribution channels. This was substantially offset by higher direct-to-consumer channel billings.
Sales adjustments as a percent of net sales decreased to 3.1% in 2020 as compared to 4.6% in 2019 due to lower wholesale returns.
Net sales for the American Girl segment were $258.4 million in 2020, an increase of $1.8 million, or 1%, as compared to $256.6 million in 2019. American Girl retail channel net sales were negatively impacted by retail disruption and the permanent closure of certain retail stores in 2020. The negative impact of retail disruption and lower external distribution net sales were more than offset by higher direct-to-consumer channel net sales, resulting in a slight increase in year-over-year net sales for the American Girl segment.
Cost of sales increased 8% in 2020, as compared to a 1% increase in net sales, primarily due to higher freight and logistics expenses. Gross margin in 2020 decreased primarily due to higher freight and logistics expenses due to higher direct-to-consumer channel sales. American Girl segment loss was $14.4 million in 2020, as compared to segment loss of $58.8 million in 2019, driven largely by lower other selling and administrative expenses due to the absence of write-offs of American Girl retail store assets of approximately $26 million in 2019, the temporary closure of retail stores due to COVID-19, and the subsequent permanent closure of certain retail stores.

Cost Savings Programs
Optimizing for Growth (formerly Capital Light)
On February 9, 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program which integrates and expands upon the previously announced Capital Light program (the “Program”). Targeted annual gross cost savings from actions that are expected to be completed beginning 2021 through 2023 are $250 million. Of the $250 million in incremental targeted gross cost savings, approximately 50% is expected to benefit Cost of Sales, 40% to benefit Other Selling and Administrative Expenses, and 10% to benefit Advertising and Promotion Expense. Incremental cash expenditures associated with the Program are expected to be approximately $100 to $125 million.
Mattel estimates the cost of incremental actions for the Program to be as follows:

Optimizing for Growth - Incremental Actions	Estimate of Cost
Employee severance	$40 to $50 million
Real estate/supply chain optimization and other restructuring costs	$15 to $20 million
Asset impairments and other non-cash charges	$25 to $30 million
Total estimated severance and restructuring costs	$80 to $100 million
Information technology enhancements and other investments	$45 to $55 million
Total estimated incremental charges	$125 to $155 million
Cumulatively, in conjunction with previous actions taken under the Capital Light program, targeted annual gross cost savings for the Program are $325 million by 2023, with total expected cash expenditures of approximately $140 to $165 million, and total non-cash charges of $40 to $45 million. Of the $325 million in targeted gross cost savings, approximately 60% is expected to benefit Cost of Sales, 30% to benefit Other Selling and Administrative Expenses, and 10% to benefit Advertising and Promotion Expense.
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Year Ended
	December 31, 2020	December 31, 2019
	(In millions)
Cost of sales (a)	$5.7	$18.6
Other selling and administrative (b)	7.2	19.0
	$12.9	$37.6
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment income (loss) in "Note 13 to the Consolidated Financial Statements—Segment Information." During the year ended December 31, 2020, $5.7 million was recorded within cost of sales, of which $3.5 million and $2.2 million are included in the North America and International segments, respectively. During the year ended December 31, 2019, $18.6 million was recorded within cost of sales, of which $10.4 million, $8.0 million, and $0.2 million are included in North America, International, and American Girl segments, respectively.
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 13 to the Consolidated Financial Statements—Segment Information."
As of December 31, 2020, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $51 million, which include approximately $15 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $75 million, primarily within gross profit, as of December 31, 2020 in connection with the Program.

Other Cost Savings Actions
In connection with Mattel's continued efforts to further streamline its organizational structure and restore profitability, on May 4, 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19. As a result of the reduction in force actions initiated in 2020, Mattel realized approximately $40 million of run-rate cost savings exiting 2020. During the year ended December 31, 2020, Mattel recorded severance charges of approximately $19 million, primarily related to actions taken to further streamline its organizational structure.
During the year ended December 31, 2020, Mattel recorded additional severance and other restructuring charges of approximately $9 million, related to actions initiated in the prior year associated with the Structural Simplification cost savings program.
Income Taxes
See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for Income Taxes."
Liquidity and Capital Resources
Mattel’s primary sources of liquidity are its cash and equivalents balances, including access to earnings of certain foreign subsidiaries, short-term borrowing facilities, including its $1.60 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include investing and financing activities such as capital expenditures and debt service. Of Mattel’s $762.2 million in cash and equivalents as of December 31, 2020, approximately $446.3 million was held by foreign subsidiaries.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its senior secured revolving credit facilities covenants, or deterioration of Mattel's credit ratings. As discussed above under Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" of this Annual Report on Form 10-K, many of the aforementioned factors have been and may be adversely affected by COVID-19. However, based on Mattel’s current business plan and factors known to date, including the currently known impacts of COVID-19, it is expected that existing cash and equivalents, cash flows from operations, availability under the senior secured credit revolving facilities, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months. Refer to Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The U.S. Tax Act, enacted on December 22, 2017, provides Mattel with a reduced cost to access the earnings of its foreign subsidiaries. As such, Mattel has evaluated its intentions related to its indefinite reinvestment assertion and has recorded a $12.0 million tax charge related to approximately $457 million of foreign earnings that will not be indefinitely reinvested.
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
Subject to market conditions, Mattel intends to utilize its senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of December 31, 2020, there were no amounts outstanding under the senior secured revolving credit facilities. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectability risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Cash Flow Activities
Cash flows provided by operating activities were $288.5 million during 2020, as compared to $181.0 million during 2019. The increase in cash flows provided by operating activities in 2020 from 2019 was primarily driven by current year net income, excluding the impact of non-cash charges, partially offset by higher working capital usage.
Cash flows used for investing activities were $134.9 million during 2020, as compared to $114.2 million during 2019. The increase in cash flows used for investing activities in 2020 from 2019 was mainly driven by higher payments for foreign currency forward exchange contracts.
Cash flows used for financing activities were $5.8 million during 2020, as compared to $33.1 million during 2019. The decrease in cash flows from financing activities in 2020 from 2019 was primarily due to the refinancing in 2019 of both the 2010 Senior Notes due October 2020 and the 2016 Senior Notes due August 2021 with the 2019 Senior Notes due December 2027.
During 2020 and 2019, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2020, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2020 and 2019, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Ratings
In 2020, Fitch changed Mattel's long-term credit rating from B- to B and maintained a positive outlook. In 2020, Moody's maintained Mattel's long-term credit rating of B1, with a stable outlook. In 2020, Standard & Poor's changed Mattel's long-term credit rating of BB- to B+ and maintained a negative outlook.
Financial Position
Mattel’s cash and equivalents increased $132.2 million to $762.2 million at December 31, 2020, as compared to $630.0 million at December 31, 2019. The increase was largely driven by cash provided by operating activities, partially offset by capital expenditures and payments of foreign currency forward exchange contracts.
Accounts receivable increased $97.6 million to $1.03 billion at December 31, 2020, as compared to $936.4 million at December 31, 2019. The increase in accounts receivable was primarily due to higher fourth quarter sales in 2020. Inventory increased $19.2 million to $514.7 million at December 31, 2020, as compared to $495.5 million at December 31, 2019. The increase in inventory was due to higher inventory to meet expected future demands.

Accounts payable and accrued liabilities increased $98.4 million to $1.33 billion at December 31, 2020, as compared to $1.23 billion at December 31, 2019. The change in accounts payable and accrued liabilities was mostly due to higher fourth quarter advertising and promotion activity in 2020.
A summary of Mattel’s capitalization is as follows:

	December 31, 2020		December 31, 2019
	(In millions, except percentage information)
Cash and equivalents	$762.2		$630.0

Short-term borrowings	1.0		—
2010 Senior Notes due October 2040	250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0
2017/2018 Senior Notes due December 2025	1,500.0		1,500.0
2019 Senior Notes due December 2027	600.0		600.0
Debt issuance costs and debt discount	(45.3)		(53.2)
Total debt	2,855.7	83%	2,846.8	85%
Stockholders’ equity	596.3	17	491.7	15
Total capitalization (debt plus equity)	$3,452.0	100%	$3,338.5	100%
Total long-term debt remained at $2.9 billion at December 31, 2020.
Stockholders’ equity increased $104.6 million to $596.3 million at December 31, 2020, as compared to $491.7 million at December 31, 2019, primarily due to the net income for the year.
Off-Balance Sheet Arrangements
Mattel is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $11 million as of December 31, 2020.
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

The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2021	2022	2023	2024	2025	Thereafter
	(In millions)
Long-term debt	$2,900.0	$—	$—	$250.0	$—	$1,500.0	$1,150.0
Interest on long-term debt	1,415.7	176.2	176.2	170.0	168.4	168.4	556.5
Leases (a)	421.4	95.1	72.0	53.5	44.2	35.3	121.3
Minimum guarantees under licensing and similar agreements	132.9	52.8	43.1	35.7	1.3	0.1	—
Defined benefit and postretirement benefit plans	381.3	48.3	37.8	37.3	39.9	38.4	179.6
Purchases of inventory, services, and other	322.1	244.2	48.2	29.7	—	—	—
Total	$5,573.4	$616.6	$377.3	$576.2	$253.8	$1,742.2	$2,007.4
(a) See Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Leases."
Liabilities for uncertain tax positions for which a cash tax payment is not expected to be made in the next twelve months are classified as other noncurrent liabilities. Due to the uncertainty regarding the periods in which examinations will be completed and limited information related to current audits, Mattel is not able to make reasonably reliable estimates of the periods in which cash settlements will occur with taxing authorities for the noncurrent liabilities.
Litigation
The content of Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation" is hereby incorporated by reference in this Item 7.
Effects of Inflation
Inflation rates in the U.S. and in major foreign countries where Mattel does business have not had a significant impact on its results of operations or financial position during 2020 or 2019. Mattel receives some protection from the impact of inflation from high turnover of inventories and its ability, under certain circumstances and at certain times, to pass on higher prices to its customers.
Employee Savings Plan
Mattel sponsors a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the "Plan"), for its domestic employees. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The automatic contributions by Mattel were temporarily suspended in May 2020 and reinstated in November 2020. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is invested in Mattel common stock (the "Mattel Stock Fund"). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, allowing employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Plan limits the percentage of the employee’s total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel’s insider trading policy, employees classified as insiders under Mattel’s insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.
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
Accounts Receivable—Allowance for Credit Losses
The allowance for credit losses is based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Management believes the accounting estimate related to the allowance for credit losses is a "critical accounting estimate" because significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including other selling and administrative expenses, net income, and accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers’ ability to pay amounts owed to Mattel.
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
In recent years, the mass-market retail channel has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. Mattel’s sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the seasonal nature of toy sales, which results in a substantial portion of trade receivables being collected during the latter half of the year and the first quarter of the following year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy, financial difficulty, or other factors beyond the control of Mattel. This could increase Mattel’s exposure to losses from bad debts.
A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2020, Mattel’s three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 47% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 54% of net sales. As of December 31, 2020, Mattel’s three largest customers accounted for approximately 46% of net accounts receivable, and its ten largest customers accounted for approximately 56% of net accounts receivable. The concentration of Mattel’s business with a relatively small number of customers may expose Mattel to a material adverse effect if one or more of Mattel’s large customers were to experience financial difficulty.
Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Credit limits and payment terms are established based on the underlying criteria that collectability must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability, and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed, if necessary, based on the customers’ financial condition and the level of credit being extended. For customers who are experiencing financial difficulty, management performs additional financial analyses prior to shipping to those customers on credit. Customers’ terms and credit limits are adjusted or revoked, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
The following table summarizes Mattel’s allowance for credit losses:

	December 31, 2020	December 31, 2019
	(In millions, except percentage information)
Allowance for credit losses	$15.9	$18.5
As a percentage of total accounts receivable	1.5%	1.9%
Changes in the allowance for credit losses reflect management’s assessment of the factors noted above, including changes in current economic trends, business environment, past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for credit losses is also affected by the time at which uncollectable accounts receivable balances are actually written off.

Mattel believes that its allowance for credit losses at December 31, 2020 is adequate and proper. However, as described above, Mattel’s business is greatly dependent on a small number of customers. Should one or more of Mattel’s major customers experience bankruptcy or financial difficulty, the allowance for credit losses may not be sufficient to cover such losses. Any incremental bad debt charges would negatively affect the results of operations of one or more of Mattel’s business segments.
Inventories—Obsolescence Reserve
Inventories are stated at the lower of cost or net realizable value. Inventory obsolescence reserves are recorded for damaged, obsolete, excess, and slow-moving inventory. Inventory obsolescence expense is charged to cost of sales and establish a lower cost basis for the inventory. Management believes that the accounting estimate related to the obsolescence reserve is a "critical accounting estimate" because changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income, and inventories. As more fully described below, valuation of Mattel’s inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers.
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
Mattel bases its production schedules for toy products on customer orders and forecasts, taking into account historical trends, results of market research, and current market information. Mattel ships products in accordance with delivery schedules specified by its customers, who usually request delivery within three months. In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. These seasonal purchasing patterns and requisite production lead times create risk to Mattel’s business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk because Mattel’s inventory levels may be adversely impacted by the need to pre-build products before orders are placed.
When conditions in the domestic and global economies become uncertain, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts of the economy, including the economies in which Mattel participates. Because all components of Mattel’s budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, economic uncertainty makes estimates of future demand for products more difficult. Such economic changes may affect the sales of Mattel’s products and its corresponding inventory levels, which could potentially impact the valuation of its inventory.
At the end of each quarter, management within each business segment, North America, International, and American Girl, performs a detailed review of its inventory on an item-by-item basis and identifies products that are believed to be impaired. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:
•Customer and/or consumer demand for the item;
•Overall inventory positions of Mattel’s customers;
•Strength of competing products in the market;
•Quantity on hand of the item;
•Sales price of the item;
•Mattel’s cost for the item; and
•Length of time the item has been in inventory.
The timeframe between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.

The following table summarizes Mattel’s obsolescence reserve:

	December 31, 2020	December 31, 2019
	(In millions, except percentage information)
Obsolescence reserve	$34.8	$43.6
As a percentage of total inventory	6.3%	8.1%
Management believes that its obsolescence reserve at December 31, 2020 is adequate and proper. However, the impact resulting from the aforementioned factors could cause actual results to vary. Any incremental obsolescence charges would negatively affect the results of operations of one or more of Mattel’s business segments.
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
When performing the quantitative goodwill impairment test, Mattel determines the fair value based upon both the discounted cash flows that the business can be expected to generate in the future (the "Income Approach") and the market approach. The Income Approach valuation method requires Mattel to make projections of revenue, gross margin, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted-average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates would impact the estimated fair value, which could significantly change the amount of any impairment ultimately recorded. The Income Approach valuation method is utilized for all reporting units. The market approach determines fair value utilizing earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions. The market approach is utilized for the North America and International reporting units.
In the third quarter of 2020, Mattel performed its annual impairment test and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value.
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded as sales adjustments that reduce gross billings in the period the related sale is recognized. Sales adjustments for such programs totaled $554.2 million and $560.0 million during 2020 and 2019, respectively.
The above-described programs primarily involve fixed amounts or percentages of sales to customers. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain sales adjustments (i.e., discretionary sales adjustments) require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers. Management believes that the accruals recorded for customer programs as of December 31, 2020 are adequate and proper.

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
Actuarial valuations are used in determining amounts recognized in the financial statements for certain retirement and other postretirement benefit plans. These valuations incorporate the following significant assumptions:
•Weighted-average discount rate to be used to measure future plan obligations and interest cost component of plan income or expense;
•Rate of future compensation increases (for certain defined benefit pension plans);
•Expected long-term rate of return on plan assets (for funded plans); and
•Health care cost trend rates (for other postretirement benefit plans).
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
At the end of each fiscal year, Mattel determines the weighted-average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2020, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 2.2%, as compared to 3.0% as of December 31, 2019. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the discount rate would result in an immaterial change in benefit plan expense during 2021.
As a result of the curtailment of Mattel's domestic defined benefit pension plans, the rate of future compensation increase was not applicable for the 2020 and 2019 benefit obligation and net periodic pension cost calculations.
The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return used in determining plan expense for its domestic defined benefit pension plans was 5.5% in 2020 and 6.0% in 2019. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an immaterial change in benefit plan expense during 2021.
The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 7.0% in 2020 to 4.5% in 2026, with rates assumed to stabilize in 2026 and thereafter, were used in determining plan expense for 2020. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2020, Mattel maintained the health care cost trend rates for its other postretirement benefit plan obligation at 7.0% for participants younger than age 65, and 6.8% for participants age 65 and older. For all participants, the cost trend rates are estimated to reduce to 4.5% by 2027, with rates assumed to stabilize in 2027. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would result in an immaterial change in benefit plan expense during 2021.

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
There were no market-based options granted during 2020 and 2019. The weighted-average grant-date fair value of options granted during 2020 and 2019, valued using the Black-Scholes valuation model was $4.60 and $5.09, respectively. The following weighted-average assumptions were used in determining the fair value of options granted:

	2020	2019
Expected life (in years)	5.9	5.5
Risk-free interest rate	0.3%	1.7%
Volatility factor	43.7%	38.1%
Dividend yield	—%	—%
The following tables summarize the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	1	7.3%
Risk-free interest rate	1%	4.3%
Volatility factor	1%	2.0%
Dividend yield	1%	(9.9)%

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	(1)	(8.2)%
Risk-free interest rate	(1)%	(4.3)%
Volatility factor	(1)%	(2.1)%
Dividend yield	(1)%	10.7%
Mattel recognized total share-based compensation expense related to stock options, restricted stock units ("RSUs"), and performance RSUs ("performance awards") of $60.2 million and $56.0 million during 2020 and 2019, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. As of December 31, 2020, total unrecognized compensation cost related to unvested share-based payments totaled $77.7 million and is expected to be recognized over a weighted-average period of 1.9 years. See Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments"

Income Taxes
Mattel accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740—Income Taxes. Mattel’s income tax provision and related income tax assets and liabilities are based on actual and expected future income, U.S. and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimates related to income taxes are "critical accounting estimates" because significant judgment is required in interpreting tax regulations in the U.S. and in foreign jurisdictions, evaluating Mattel’s worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect Mattel’s consolidated financial statements.
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
New Accounting Pronouncements
See Item 8 "Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies."
Non-GAAP Financial Measure
To supplement the financial results presented in accordance with U.S. GAAP, Mattel presents a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. The non-GAAP financial measure that Mattel presents is currency exchange rate impact. Mattel uses this measure to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Mattel believes that the disclosure of this non-GAAP financial measure provides useful supplemental information to investors to be able to better evaluate ongoing business performance and certain components of Mattel's results. This measure is not, and should not be viewed as, a substitute for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
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
Key Performance Indicator
Gross billings represent amounts invoiced to customers. It does not include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross billings as a metric for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel's business. Changes in gross billings are discussed because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally not associated with categories, brands, and individual products.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Russian ruble, Australian dollar and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel in 2020. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income (loss) or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation adjustments in 2020 were related to its net investments in entities having functional currencies denominated in the Brazilian real, Russian ruble, British pound sterling and the Mexican peso.
There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would impact Mattel’s net sales by approximately 0.4% and its full year earnings per share by approximately $0.00 to $0.01.
Mattel’s foreign currency forward exchange contracts that were used to hedge firm foreign currency commitments as of December 31, 2020 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with an Indonesian rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted-Average Contract Rate	Fair Value	Contract Amount	Weighted-Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar (a)	$—	—	$—	$63,670	0.72	$(4,791)
British pound sterling (a)	38,047	1.35	638	—	—	—
Canadian dollar (a)	29,595	0.78	297	39,128	0.76	(1,419)
Czech koruna	15,697	21.53	75	—	—	—
Danish krone	3,068	6.09	—	—	—	—
Euro (a)	75,606	1.22	3	318,360	1.16	(18,219)
Hungarian forint	6,888	298.05	51	—	—	—
Indonesian rupiah	42,725	14,639.64	2,001	—	—	—
Japanese yen	5,758	103.78	35	674	103.82	(3)
Mexican peso	6,178	20.07	72	7,403	20.61	(194)
New Zealand dollar (a)	9,536	0.71	125	—	—	—
Polish zloty	30,797	3.68	(350)	—	—	—
Russian ruble	55,700	73.86	165	—	—	—
Singapore dollar	11,191	1.33	111	—	—	—
South African rand	—	—	—	6,158	14.67	17
Swiss franc	26,201	0.89	147	—	—	—
Turkish lira	—	—	—	5,189	7.43	33
	$356,987		$3,370	$440,582		$(24,576)
(a)    The weighted-average contract rate for these contracts is quoted in U.S. dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2020. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2020. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2020, these contracts had a contract amount of $43.1 million and a fair value of $1.1 million.
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its earnings before income taxes would have increased by approximately $13.7 million in 2020 and decreased by approximately $20 million in 2019.

United Kingdom Operations
During June 2016, the referendum by British voters to exit the EU ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the EU began in March 2017. On January 29, 2020, the British Parliament approved a withdrawal agreement, and the United Kingdom ("U.K.") officially withdrew from the EU on January 31, 2020 and entered into a transition period, ending on December 31, 2020.
On December 24, 2020, the U.K. and EU agreed upon The EU-UK Trade and Cooperation Agreement. The agreement was provisionally applicable beginning January 1, 2021 and sets new rules and arrangements between the U.K. and EU in areas such as the trade of goods and services, intellectual property, transportation, and more. As a result of the agreement, the U.K. will no longer be considered a member of the EU Single Market and Customs Union and will exit all EU policies and trade agreements. The transfer of goods between the U.K. and EU will be subject to additional inspections and checkpoints causing possible delays in the movement of inventory. Although the agreement has mitigated a portion of the risk that arose due to the U.K.'s withdrawal from the EU, the overall impact caused on Mattel's operations is still being evaluated, including in the volatility of the British pound sterling. Mattel's U.K. operations represented approximately 6% of Mattel's consolidated net sales for the year ended December 31, 2020.
Argentina Operations
Effective July 1, 2018, Mattel accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, Mattel's Argentina subsidiary has designated the U.S. dollar as its functional currency. Mattel’s Argentina subsidiary represented less than 1% of Mattel's consolidated net sales for the years ended December 31, 2020 and 2019.

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Ynon Kreiz, its principal executive officer, and Anthony DiSilvestro, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2020. The effectiveness of Mattel’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattel, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2020 appearing after the signature and power of attorney pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Goodwill Impairment Test - American Girl Reporting Unit
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1.4 billion as of December 31, 2020, and the goodwill associated with the American Girl reporting unit was $207.6 million. Management tests goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. As disclosed by management, the fair value of the American Girl reporting unit is estimated based upon the discounted cash flows that the reporting unit is expected to generate in the future (the "income approach"). The income approach includes various projections such as expected sales growth, gross margin, operating costs, working capital investment, and discount rate for the American Girl reporting unit.
The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the American Girl reporting unit is a critical audit matter are the significant judgment by management when developing the fair value measurement of the American Girl reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to management’s fair value estimate and significant assumptions, related to projections of expected sales growth rate, gross margin and operating costs, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the American Girl reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness, accuracy, and relevance of underlying data used in the model, and (iv) evaluating the reasonableness of significant assumptions related to the projections of expected sales growth rate, gross margin and operating costs, and the discount rate. Evaluating management’s assumptions related to projections of expected sales growth rate, gross margin and operating costs involved evaluating whether the assumptions were reasonable considering the current and past performance of the American Girl reporting unit and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and evaluating the reasonableness of the discount rate assumption.
Sales Adjustments Accrual - Discretionary Component
As described in Note 1 to the consolidated financial statements, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns or defective merchandise. Accruals for these programs are recorded as sales adjustments that reduce gross billings in the period the related sale is recognized. As disclosed by management, sales adjustments for such programs totaled $554.2 million for the year ended December 31, 2020. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While the majority of sales adjustment amounts are readily determinable at period end and do not require estimates, certain of the sales adjustments (i.e., discretionary sales adjustments) require management to make estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.
The principal considerations for our determination that performing procedures relating to the discretionary component of the sales adjustments accrual is a critical audit matter are the significant judgment by management in estimating the discretionary component, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to management’s estimate of the discretionary component of the sales adjustments accrual.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness and accuracy of the discretionary component of the sales adjustments accrual. These procedures also included, among others (i) testing management’s process for developing the discretionary component of the sales adjustments accrual, (ii)

evaluating the reasonableness of the assumptions used by management to develop the discretionary component of the sales adjustments accrual, (iii) testing the completeness, accuracy, and relevance of underlying data used in developing the discretionary component of the sales adjustments accrual, (iv) considering the results of a retrospective comparison of sales adjustments accrued in the prior year to settlements in the current year, and (v) testing settlements subsequent to year-end.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2021
We have served as the Company’s auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$762,181	$630,028
Accounts receivable, net of allowances for credit losses of $15.9 million and $18.5 million in 2020 and 2019, respectively	1,033,966	936,359
Inventories	514,673	495,504
Prepaid expenses and other current assets	172,070	186,083
Total current assets	2,482,890	2,247,974
Noncurrent Assets
Property, plant, and equipment, net	473,794	550,139
Right-of-use assets, net	291,601	303,187
Goodwill	1,393,834	1,390,714
Other noncurrent assets	878,970	833,212
Total Assets	$5,521,089	$5,325,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$969	$—
Accounts payable	495,363	459,357
Accrued liabilities	831,922	769,513
Income taxes payable	27,125	48,037
Total current liabilities	1,355,379	1,276,907
Noncurrent Liabilities
Long-term debt	2,854,664	2,846,751
Noncurrent lease liabilities	249,353	270,853
Other noncurrent liabilities	465,350	439,001
Total noncurrent liabilities	3,569,367	3,556,605
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,842,680	1,825,569
Treasury stock at cost: 93.2 million shares and 94.6 million shares in 2020 and 2019, respectively	(2,282,939)	(2,318,921)
Retained earnings	1,539,809	1,413,181
Accumulated other comprehensive loss	(944,576)	(869,484)
Total stockholders’ equity	596,343	491,714
Total Liabilities and Stockholders’ Equity	$5,521,089	$5,325,226
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands, except per share amounts)
Net Sales	$4,583,660	$4,504,571	$4,514,810
Cost of sales	2,340,066	2,523,792	2,716,127
Gross Profit	2,243,594	1,980,779	1,798,683
Advertising and promotion expenses	516,803	551,517	524,288
Other selling and administrative expenses	1,345,906	1,390,022	1,508,744
Operating Income (Loss)	380,885	39,240	(234,349)
Interest expense	198,332	201,044	181,886
Interest (income)	(3,945)	(6,166)	(6,463)
Other non-operating expense, net	2,692	1,879	5,107
Income (Loss) Before Income Taxes	183,806	(157,517)	(414,879)
Provision for income taxes	68,649	55,224	116,196
Income (loss) from equity method investments	11,471	(771)	(2,224)
Net Income (Loss)	$126,628	$(213,512)	$(533,299)
Net Income (Loss) Per Common Share - Basic	$0.36	$(0.62)	$(1.55)
Weighted-average number of common shares	347,463	346,127	345,012
Net Income (Loss) Per Common Share - Diluted	$0.36	$(0.62)	$(1.55)
Weighted-average number of common and potential common shares	349,116	346,127	345,012
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Net Income (Loss)	$126,628	$(213,512)	$(533,299)
Other Comprehensive Loss, Net of Tax
Currency translation adjustments	(32,423)	18,919	(106,651)
Employee benefit plan adjustments	(16,997)	(27,094)	450
Net unrealized gains (losses) on available-for-sale security	738	(1,713)	(3,748)
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(14,037)	17,024	24,082
Amounts reclassified from accumulated other comprehensive loss	(12,373)	(17,394)	8,427
	(26,410)	(370)	32,509
Other Comprehensive Loss, Net of Tax	(75,092)	(10,258)	(77,440)
Comprehensive Income (Loss)	$51,536	$(223,770)	$(610,739)
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$126,628	$(213,512)	$(533,299)
Adjustments to reconcile net income (loss) to net cash flows provided by (used for) operating activities:
Depreciation	160,973	204,406	232,837
Amortization	38,925	40,112	39,095
Share-based compensation	60,168	55,968	48,915
Bad debt expense	9,149	967	40,894
Inventory obsolescence	44,006	75,139	74,974
Asset impairments	13,006	38,729	18,203
Deferred income taxes	(2,200)	(22,625)	13,349
Indefinite reinvestment assertion and U.S. Tax Act	—	—	18,275
(Income) loss from equity method investments	(10,752)	771	2,224
Changes in assets and liabilities:
Accounts receivable	(92,280)	41,029	72,415
Inventories	(50,562)	(26,920)	(53,840)
Prepaid expenses and other current assets	5,661	47,971	54,230
Accounts payable, accrued liabilities, and income taxes payable	11,209	(58,679)	(47,397)
Other, net	(25,429)	(2,379)	(8,192)
Net cash flows provided by (used for) operating activities	288,502	180,977	(27,317)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(59,404)	(50,509)	(74,662)
Purchases of other property, plant, and equipment	(62,195)	(65,843)	(77,752)
Payments for foreign currency forward exchange contracts	(22,883)	(681)	(18,615)
Other, net	9,572	2,857	10,271
Net cash flows used for investing activities	(134,910)	(114,176)	(160,758)
Cash Flows From Financing Activities:
Proceeds from (payments of) short-term borrowings, net	969	(4,176)	4,176
Payments of long-term borrowings	—	(607,898)	(750,000)
Proceeds from long-term borrowings, net	—	588,244	471,797
Other, net	(6,811)	(9,308)	(11,130)
Net cash flows used for financing activities	(5,842)	(33,138)	(285,157)
Effect of Currency Exchange Rate Changes on Cash	(15,597)	1,884	(11,508)
Increase (Decrease) in Cash and Equivalents	132,153	35,547	(484,740)
Cash and Equivalents at Beginning of Period	630,028	594,481	1,079,221
Cash and Equivalents at End of Period	$762,181	$630,028	$594,481
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$99,495	$72,647	$99,586
Interest	190,674	190,922	173,951
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2017	$441,369	$1,808,391	$(2,389,877)	$2,179,100	$(781,786)	$1,257,197
Cumulative effect of accounting change	—	—	—	(19,149)	—	(19,149)
Net loss	—	—	—	(533,299)	—	(533,299)
Other comprehensive loss, net of tax	—	—	—	—	(77,440)	(77,440)
Issuance of treasury stock for restricted stock units vesting	—	(44,547)	35,059	—	—	(9,488)
Deferred compensation	—	(77)	201	—	—	124
Share-based compensation	—	48,915	—	—	—	48,915
Dividend equivalents for restricted stock units	—	—	—	41	—	41
Balance, December 31, 2018	441,369	1,812,682	(2,354,617)	1,626,693	(859,226)	666,901
Net loss	—	—	—	(213,512)	—	(213,512)
Other comprehensive loss, net of tax	—	—	—	—	(10,258)	(10,258)
Issuance of treasury stock for restricted stock units vesting	—	(42,930)	35,420	—	—	(7,510)
Deferred compensation	—	(151)	276	—	—	125
Share-based compensation	—	55,968	—	—	—	55,968
Balance, December 31, 2019	441,369	1,825,569	(2,318,921)	1,413,181	(869,484)	491,714
Net income	—	—	—	126,628	—	126,628
Other comprehensive loss, net of tax	—	—	—	—	(75,092)	(75,092)
Issuance of treasury stock for stock option exercises	—	(41)	105	—	—	64
Issuance of treasury stock for restricted stock units vesting	—	(42,830)	35,567	—	—	(7,263)
Deferred compensation	—	(186)	310	—	—	124
Share-based compensation	—	60,168	—	—	—	60,168
Balance, December 31, 2020	$441,369	$1,842,680	$(2,282,939)	$1,539,809	$(944,576)	$596,343
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
Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Accounts Receivable and Allowance for Credit Losses
Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customers’ financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, factoring, or requiring cash in advance of shipment.
Mattel records an allowance for credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses.
Inventories
Inventories, net of the obsolescence reserve, are stated at the lower of cost or net realizable value. Expense associated with the obsolescence reserve is recognized in cost of sales and establishes a lower cost basis for the inventory. Cost is determined by the first-in, first-out method.
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
Foreign Currency Translation Exposure
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Net income (loss) and cash flow items are translated at weighted-average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation adjustments in 2020 were related to its net investments in entities having functional currencies denominated in the Brazilian real, Russian ruble, British pound sterling and the Mexican peso.
Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income (loss) in the consolidated statements of operations. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Russian ruble, Australian dollar and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel in 2020.
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
Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material.

Revenue Recognition and Sales Adjustments
Revenue is recognized when control of the goods is transferred to the customer, which is either upon shipment or upon receipt of finished goods by the customer, depending on the contract terms. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and allowances for returns or defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers.  Accruals for these programs are recorded as sales adjustments that reduce gross billings in the period the related sale is recognized.
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
Mattel also enters into symbolic and functional licensing arrangements, whereby the licensee pays Mattel royalties based on sales of licensed product, and in certain cases are subject to minimum guaranteed amounts. The timing of revenue recognition for certain of these licensing arrangements with minimum guarantees is based on the determination of whether the license of intellectual property ("IP") is symbolic, which includes the license of Mattel's brands, or functional, which includes the license of Mattel's completed television or streaming content.
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
Mattel applied the practical expedient prescribed in Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and did not evaluate contracts of one year or less for the existence of a significant financing component. Multi-year contracts were not material.
Advertising and Promotion Costs
Advertising production costs are expensed in the period the underlying advertisement is first aired. The costs of other advertising and promotional programs are expensed in the period incurred.
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
Mattel determines the fair value of the performance-related components of its performance RSUs based on the closing market price of Mattel's common stock on the date of grant. It determines the fair value of the market-related components of its performance RSUs based on the Monte Carlo valuation methodology.
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

Equity Method Investments
Mattel utilizes the equity method when accounting for investments in which Mattel is able to exercise significant influence, but does not hold controlling interest. Significant influence is generally presumed to exist when Mattel owns between 20% to 50% of the investee.
Under the equity method of accounting, the investee's financials are not consolidated within Mattel's financial statements. Mattel records its portion of an investee’s earnings and losses on a three-month lag as investee financial information is not available in a sufficiently timely manner. Equity method investments were not significant for the periods presented.
Argentina Operations
Effective July 1, 2018, Mattel accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning July 1, 2018, Mattel's Argentina subsidiary has designated the U.S. dollar as its functional currency. Mattel’s Argentina subsidiary represented less than 1% of Mattel's consolidated net sales for the years ended December 31, 2020 and 2019.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model). In November 2018, the FASB issued ASU 2018-19, Codifications Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. Mattel adopted ASU 2016-13 and its related amendments (ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02) on January 1, 2020. The adoption of this new accounting standard and its related amendments did not have a material impact on Mattel's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 was effective for interim and annual reporting periods beginning on January 1, 2020. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. Mattel adopted ASU 2018-13 on January 1, 2020. The adoption of this new accounting standard did not have a material impact on the disclosures to Mattel's consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the annual disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Mattel adopted ASU 2018-14 on January 1, 2020 on a retrospective basis for all periods presented. The adoption of the new accounting standard did not have a material impact on the disclosures to Mattel's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will become effective for the fiscal year beginning on January 1, 2021. Early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries will be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income will be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments will be applied on a prospective basis. Mattel will adopt ASU 2019-12 on January 1, 2021 and does not expect the adoption to have a material impact on its consolidated financial statements.
In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. Mattel is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.

Note 2—Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Land	$24,913	$25,112
Buildings	335,407	302,956
Machinery and equipment	772,349	812,509
Software	344,268	364,391
Tools, dies, and molds	607,915	747,706
Leasehold improvements	131,578	183,250
	2,216,430	2,435,924
Less: accumulated depreciation	(1,742,636)	(1,885,785)
	$473,794	$550,139
During the quarter ended December 31, 2019, in conjunction with Mattel's cost savings programs, Mattel discontinued production at one of its plants based in Mexico and has committed to a plan to dispose of the land and building. These assets meet the held for sale criteria and are actively being marketed for sale. The estimated fair value of the land and building, less costs to dispose, were determined to exceed its net book value of $8.4 million and $12.1 million as of December 31, 2020 and December 31, 2019, respectively, and are included within property, plant and equipment, net in the consolidated balance sheets within the Corporate and Other segment.
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
The change in the carrying amount of goodwill by operating segment for 2020 and 2019 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America operating segment selling those brands, thereby causing a foreign currency translation impact.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2018	$731,234	$447,619	$207,571	$1,386,424
Currency exchange rate impact	1,196	3,094	—	4,290
Balance at December 31, 2019	732,430	450,713	207,571	1,390,714
Currency exchange rate impact	971	2,149	—	3,120
Balance at December 31, 2020	$733,401	$452,862	$207,571	$1,393,834
In the third quarter of 2020, Mattel performed its annual impairment test and determined that goodwill was not impaired since each reporting unit's fair value exceeded its carrying value.

Other Intangibles
Identifiable intangibles were $518.2 million, net of accumulated amortization of $286.9 million, and $553.1 million, net of accumulated amortization of $248.0 million, as of December 31, 2020 and 2019, respectively. The estimated future amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)
2021	$37,468
2022	38,144
2023	38,891
2024	32,715
2025	32,654
Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets primarily consist of trademarks. During 2020 and 2019, Mattel's amortizable intangible assets were not impaired. During 2018, Mattel discontinued the use of certain brands and products, which resulted in asset impairments of $4.3 million.
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
A summary of retirement plan expense, net is as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Defined benefit pension plans	$9,670	$9,815	$12,366
Defined contribution retirement plans	26,697	32,743	35,318
Postretirement benefit plans	(1,972)	(2,220)	(2,148)
Deferred compensation and excess benefit plans	6,391	10,994	(2,599)
	$40,786	$51,332	$42,937
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

A summary of the components of Mattel’s net periodic benefit cost (credit) and other changes in plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2020	2019	2018	2020	2019	2018
	(In thousands)
Net periodic benefit cost (credit):
Service cost	$4,348	$4,479	$4,223	$1	$1	$1
Interest cost	15,079	19,309	18,117	139	201	208
Expected return on plan assets	(19,694)	(21,714)	(22,508)	—	—	—
Amortization of prior service cost (credit)	303	64	29	(2,038)	(2,038)	(2,037)
Recognized actuarial loss (gain)	9,584	7,585	8,518	(74)	(384)	(320)
Settlement loss	—	—	3,248	—	—	—
Curtailment loss	50	92	739	—	—	—
Net periodic benefit cost (credit)	$9,670	$9,815	$12,366	$(1,972)	$(2,220)	$(2,148)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss:
Net actuarial loss (gain)	$12,624	$28,740	$(4,433)	$850	$1,870	$(276)
Prior service cost	269	26	114	—	—	—
Amortization of prior service (cost) credit	(303)	(64)	(29)	2,038	2,038	2,037
Total recognized in other comprehensive loss (a)	$12,590	$28,702	$(4,348)	$2,888	$3,908	$1,761
Total recognized in net periodic benefit cost (credit) and other comprehensive loss	$22,260	$38,517	$8,018	$916	$1,688	$(387)
(a)Amounts exclude related tax expense (benefit) of $1.5 million, $(5.5) million, and $2.1 million, during 2020, 2019, and 2018, respectively, which are also included in other comprehensive loss.
Net periodic benefit cost (credit) for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Defined benefit pension plans:
Discount rate	3.0%	4.1%	3.4%
Weighted-average rate of future compensation increases	N/A	N/A	N/A
Long-term rate of return on plan assets	5.5%	6.0%	6.0%
Postretirement benefit plans:
Discount rate	3.0%	4.1%	3.4%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%	7.3%
Post-65	6.8%	6.8%	7.3%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2026	2025	2025
Post-65	2026	2025	2025

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
Mattel used a measurement date of December 31, 2020 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$628,152	$567,502	$5,781	$6,201
Service cost	4,348	4,479	1	1
Interest cost	15,079	19,309	139	201
Impact of currency exchange rate changes	9,076	1,500	—	—
Actuarial loss	45,907	72,353	773	1,486
Benefits paid	(33,447)	(36,991)	(448)	(2,108)
Plan amendments	2,066	—	—	—
Benefit obligation, end of year	$671,181	$628,152	$6,246	$5,781
Change in Plan Assets:
Plan assets at fair value, beginning of year	$431,747	$401,929	$—	$—
Actual return on plan assets	44,104	60,721	—	—
Employer contributions	10,937	3,670	448	2,108
Impact of currency exchange rate changes	4,769	2,418	—	—
Benefits paid	(33,447)	(36,991)	(448)	(2,108)
Settlements	(230)	—	—	—
Plan assets at fair value, end of year	$457,880	$431,747	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(213,301)	$(196,405)	$(6,246)	$(5,781)
Current accrued benefit liability	$(5,687)	$(4,593)	$(840)	$(750)
Noncurrent accrued benefit liability, net	(207,614)	(191,812)	(5,406)	(5,031)
Net amount recognized	$(213,301)	$(196,405)	$(6,246)	$(5,781)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$279,338	$266,714	$(351)	$(1,201)
Prior service cost (credit)	148	182	(10,148)	(12,186)
	$279,486	$266,896	$(10,499)	$(13,387)
(a)Amounts exclude related tax benefits of $83.0 million and $84.5 million for December 31, 2020 and 2019, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of 2020 and 2019 totaled $652.7 million and $608.4 million, respectively.
The actuarial loss recognized in 2020 for the defined benefit pension plan was driven primarily by the decrease in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2020.
The actuarial loss recognized in 2019 for the defined benefit pension plan was driven primarily by the decrease in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2019.

As of December 31, 2020 and 2019, information for pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
	(In thousands)
Projected benefit obligation	$577,418	$545,367
Accumulated benefit obligation	$559,039	$525,661
Fair value of plan assets	$351,650	$334,604
The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2020	December 31, 2019
Defined benefit pension plans:
Discount rate	2.2%	3.0%
Cash balance interest crediting rate	4.0%	4.0%
Weighted-average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	2.2%	3.0%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%
Post-65	6.8%	6.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2027	2026
Post-65	2027	2026
The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2021	$47,473	$840
2022	37,067	740
2023	36,693	630
2024	39,266	630
2025	37,830	530
2026 - 2030	177,680	1,930
Mattel expects to make cash contributions totaling approximately $17 million to its defined benefit pension and postretirement benefit plans in 2021, substantially all of which will be for benefit payments for its unfunded plans.

Mattel periodically commissions a study of the plans’ assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans’ assets to expected benefit payments. Mattel monitors the returns earned by the plans’ assets and reallocates investments as needed. Mattel’s overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel’s domestic plan assets, which comprise 76% of Mattel’s total plan assets, are 42% in U.S. equities, 28% in non-U.S. equities, 20% in fixed income securities, and 10% in real estate securities. The U.S. equities are benchmarked against the S&P 500, and the non-U.S. equities are benchmarked against a combination of developed and emerging markets indices. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include U.S. government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.
Mattel’s defined benefit pension plan assets are measured and reported in the consolidated financial statements at fair value using inputs, which are more fully described in "Note 10 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$14,132	$—	$14,132
U.S. corporate debt instruments	—	69,708	—	69,708
International corporate debt instruments	—	17,490	—	17,490
Mutual funds (a)	—	—	—	73,314
Money market funds	323	—	—	323
Other investments	—	8,449	—	8,449
Insurance "buy-in" policy	—	—	32,794	32,794
Collective trust funds (a):
U.S. equity securities				86,175
International equity securities				94,812
International fixed income				17,799
Diversified funds				42,884
Total	$323	$109,779	$32,794	$457,880

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$16,196	$—	$16,196
U.S. corporate debt instruments	—	57,669	—	57,669
International corporate debt instruments	—	14,088	—	14,088
Mutual funds (a)	—	—	—	74,750
Money market funds	618	—	—	618
Other investments	—	14,952	—	14,952
Insurance "buy-in" policy	—	—	31,281	31,281
Collective trust funds (a):
U.S. equity securities				78,170
International equity securities				89,381
International fixed income				15,387
Diversified funds				39,255
Total	$618	$102,905	$31,281	$431,747
(a)    These investments consist of privately placed funds that are valued based on net asset value per share. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position and its related disclosures.

The fair value of collective trust funds is determined based on the net asset value per share held at year-end. The fair value of U.S. government securities, U.S. government agency securities, corporate debt instruments, mutual funds, and money market funds are determined based on quoted market prices or are estimated using pricing models with observable inputs or quoted prices of securities with similar characteristics.
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
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2018	$29,857
Purchases, sales, and settlements (a)	—
Change in fair value	1,424
Balance at December 31, 2019	31,281
Purchases, sales, and settlements (a)	—
Change in fair value	1,513
Balance at December 31, 2020	$32,794
(a)    There were no purchases, sales, or settlements of Level 3 assets, or transfers in or out of Level 3, for the years ended December 31, 2020 and December 31, 2019.
Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 5.5% as of December 31, 2020 is reasonable based on historical returns.
Defined Contribution Retirement Plans
Domestic employees are eligible to participate in a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the "Plan"), sponsored by Mattel, which is a funded defined contribution plan intended to comply with ERISA’s requirements. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The automatic contributions by Mattel were temporarily suspended in May 2020 and reinstated in November 2020. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is invested in Mattel common stock (the "Mattel Stock Fund"). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, allowing employees to limit or eliminate their exposure to market changes in Mattel’s stock price. Furthermore, the Plan limits the percentage of the employee’s total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel’s insider trading policy, employees classified as insiders under Mattel’s insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.
Certain non-U.S. employees participate in other defined contribution retirement plans with varying vesting and contribution provisions.
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation and 401(k) excess plan (the "DCP") that permits certain officers and key employees to elect to defer portions of their compensation. The participant DCP deferrals, together with certain contributions made by Mattel, earn various rates of return. The liability for these plans as of December 31, 2020 and 2019 was $59.9 million and $65.2 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these benefits under the DCP. The cash surrender value of these policies, valued at $79.9 million and $75.7 million as of December 31, 2020 and 2019, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.
Annual Incentive Compensation
Mattel has annual incentive compensation plans under which officers and key employees may earn cash incentive compensation based on Mattel’s and individual performance, subject to certain approvals of the Compensation Committee of the Board of Directors. Incentive compensation for 2020, 2019, and 2018, was $122.5 million, $119.5 million, and $84.1 million, respectively, for awards under these plans and was included in other selling and administrative expenses.
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

In addition to paying interest on the outstanding principal under the senior secured revolving credit facilities, the Borrower is required to pay (i) an unused line fee per annum of the average daily unused portion of the senior secured revolving credit facilities, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $11 million as of December 31, 2020.
The U.S. Borrowers, as well as certain U.S. subsidiaries of the Borrower (the "U.S. Guarantors"), guarantee the obligations of all Borrowers under the senior secured revolving credit facilities. Additionally, the obligations of the Canadian Borrower, the French Borrower, the Spanish Borrower, the European (GNU) Borrowers, and the Australian Borrower (collectively, the "Foreign Borrowers"), are guaranteed by the obligations of the other Foreign Borrowers, as well as certain additional foreign subsidiaries ("Foreign Guarantors").
The U.S. Subfacility is secured by liens on substantially all of the U.S. Borrowers’ and the U.S. Guarantors’ accounts receivable and inventory (the "U.S. Current Assets Collateral"). The Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility, and the Australian Subfacility are each secured by a first priority lien on (i) the accounts receivable and inventory of the applicable Foreign Borrower(s) and Foreign Guarantors under such facility, and (ii) the U.S. Current Assets Collateral. The Fixed Asset & IP Facility is secured by a first priority lien on certain owned real property in the U.S., certain U.S. trademarks and patents, and 100% of the equity interests in the U.S. Borrowers (aside from Mattel) and U.S. Guarantors, as well as 65% of the voting equity interests and 100% of the non-voting equity interests in Mattel Holdings Limited. Upon the additional Foreign Borrowers and Foreign Guarantors joining the Credit Agreement, the Fixed Asset & IP Facility will also be secured by 65% of the voting equity interests of such additional Foreign Borrowers and Foreign Guarantors that are directly owned by a U.S. Borrower or U.S. Guarantor. The net book value of the accounts receivable, inventory, and certain owned real property in the U.S. currently pledged as collateral under the senior secured revolving credit facilities was approximately $935 million as of December 31, 2020.
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
The Credit Agreement requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter when excess availability under the senior secured revolving credit facilities is less than the greater of (x) $100 million and (y) 10% of the aggregate amount available thereunder (the "Availability Threshold") and on the last day of each subsequent fiscal quarter ending thereafter, until no event of default exists and excess availability is greater than the Availability Threshold for at least 30 consecutive days.
Mattel had no borrowings under the senior secured revolving credit facilities as of December 31, 2020 and 2019. Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect as no event of default has occurred and as Mattel's excess availability has been greater than $100 million and the Availability Threshold. As of December 31, 2020 and 2019, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines. As of December 31, 2020, foreign credit lines totaled approximately $13 million. Mattel expects to extend the majority of these credit lines throughout 2021.
Additionally, sales of foreign receivables occur periodically to finance seasonal working capital requirements. As of December 31, 2020 and 2019, there were no outstanding amounts of accounts receivable that were sold under international factoring arrangements.
Short-Term Borrowings
As of December 31, 2020, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and approximately $1 million of foreign short-term borrowings outstanding. As of December 31, 2019, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and no foreign short-term borrowings outstanding.

During 2020 and 2019, Mattel had average borrowings under the senior secured revolving credit facilities and other short-term borrowings of $201.7 million and $89.0 million, respectively, to help finance its seasonal working capital requirements. Average borrowings were higher during 2020 than in 2019 due to the accelerated timing of borrowings under the senior secured revolving credit facilities in 2020 in anticipation of its projected seasonal working capital requirements and in light of the uncertainties surrounding COVID-19. The weighted-average interest rate on borrowings under the senior secured revolving credit facilities and other short-term borrowings during 2020 and 2019 was 2.2% and 3.6%, respectively. Mattel's average borrowings on its foreign short-term bank loans were not material during 2020 and 2019.
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
The 2019 Senior Notes are Mattel’s and the guarantors’ senior unsecured obligations. The 2019 Senior Notes are guaranteed by Mattel's existing, and subject to certain exceptions, future wholly-owned domestic restricted subsidiaries that guarantee Mattel’s 2017/2018 Senior Notes due 2025 and senior secured revolving credit facilities or certain other indebtedness. Under the terms of the Indenture, the 2019 Senior Notes rank equally in right of payment with all of Mattel’s existing and future senior debt, including Mattel’s Existing Notes (as defined in the Indenture) and borrowings under the senior secured revolving credit facilities, and rank senior in right of payment to Mattel's existing and future debt and other obligations that expressly provide for their subordination to the 2019 Senior Notes. The 2019 Senior Notes are structurally subordinated to all of the existing and future liabilities, including trade payables, of Mattel’s subsidiaries that do not guarantee the 2019 Senior Notes (including the Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility, and the Australian Subfacility of the senior secured revolving credit facilities) and are effectively subordinated to Mattel’s and the guarantors’ existing and future senior secured debt to the extent of the value of the collateral securing such debt (including borrowings under the senior secured revolving credit facilities). The guarantees are, with respect to the assets of the guarantors of the 2019 Senior Notes, structurally senior to all of Mattel’s existing indebtedness, future indebtedness or other liabilities that are not guaranteed by such guarantors, including Mattel’s obligations under the Existing Notes (other than the 2017/2018 Senior Notes due 2025).
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
In December 2019, Mattel used the net proceeds from the issuance of the 2019 Senior Notes, plus cash on hand, to redeem and retire all of the 2010 Senior Notes due October 1, 2020 and all of the 2016 Senior Notes due August 15, 2021, at a redemption price equal to the principal amount, plus a "make-whole" premium, and accrued and unpaid interest. Upon redemption, Mattel recognized total debt extinguishment costs, including write off of debt issuance costs, of $9.2 million which were recorded within interest expense in the consolidated statements of operations.

    Mattel’s long-term debt consists of the following:

	Interest Rate	December 31, 2020	December 31, 2019
		(In thousands)
2010 Senior Notes due October 2040	6.20%	$250,000	$250,000
2011 Senior Notes due November 2041	5.45%	300,000	300,000
2013 Senior Notes due March 2023	3.15%	250,000	250,000
2017/2018 Senior Notes due December 2025	6.75%	1,500,000	1,500,000
2019 Senior Notes due December 2027	5.875%	600,000	600,000
Debt issuance costs and debt discount		(45,336)	(53,249)
		2,854,664	2,846,751
Less: current portion		—	—
Total long-term debt		$2,854,664	$2,846,751
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	2017/2018 Senior Notes	2019 Senior Notes	Total
	(In thousands)
2021	$—	$—	$—	$—	$—	$—
2022	—	—	—	—	—	—
2023	—	—	250,000	—	—	250,000
2024	—	—	—	—	—	—
2025	—	—	—	1,500,000	—	1,500,000
Thereafter	250,000	300,000	—	—	600,000	1,150,000
	$250,000	$300,000	$250,000	$1,500,000	$600,000	$2,900,000
Note 6—Stockholders’ Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2020, 2019, and 2018, Mattel did not repurchase any shares of its common stock. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2020, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
Dividends
During 2020, 2019, and 2018, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive (loss) income before reclassifications	(14,037)	738	(22,941)	(32,423)	(68,663)
Amounts reclassified from accumulated other comprehensive income (loss)	(12,373)	—	5,944	—	(6,429)
Net (decrease) increase in other comprehensive (loss) income	(26,410)	738	(16,997)	(32,423)	(75,092)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)

	For the Year Ended December 31, 2019
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	17,024	(1,713)	(31,158)	18,919	3,072
Amounts reclassified from accumulated other comprehensive income (loss)	(17,394)	—	4,064	—	(13,330)
Net (decrease) increase in other comprehensive income (loss)	(370)	(1,713)	(27,094)	18,919	(10,258)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)

	For the Year Ended December 31, 2018
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2017	$(21,098)	$(2,799)	$(143,213)	$(614,676)	$(781,786)
Other comprehensive income (loss) before reclassifications	24,082	(3,748)	(7,382)	(106,651)	(93,699)
Amounts reclassified from accumulated other comprehensive loss	8,427	—	7,832	—	16,259
Net increase (decrease) in other comprehensive income (loss)	32,509	(3,748)	450	(106,651)	(77,440)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Consolidated Statements of Operations Classification
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange contracts and other	$12,293	$18,046	$(8,575)	Cost of sales
Tax effect of net gain (loss)	80	(652)	148	Provision for income taxes
	$12,373	$17,394	$(8,427)	Net income (loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$1,735	$1,974	$2,008	Other non-operating expense, net
Recognized actuarial loss (a)	(9,510)	(7,201)	(8,198)	Other non-operating expense, net
Curtailment loss (a)	(50)	(92)	(739)	Other non-operating expense, net
Settlement loss (a)	—	—	(3,248)	Other non-operating expense, net
	(7,825)	(5,319)	(10,177)
Tax effect of net loss	1,881	1,255	2,345	Provision for income taxes
	$(5,944)	$(4,064)	$(7,832)	Net income (loss)
(a)The amortization of prior service credit, recognized actuarial loss, curtailment loss and settlement loss are included in the computation of net periodic benefit cost. Refer to "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel’s net periodic benefit cost.
Currency Translation Adjustments
For 2020, currency translation adjustments resulted in a net loss of $32.4 million, primarily due to the weakening of the Brazilian real, Russian ruble, and Mexican peso against the U.S. dollar, partially offset by the strengthening of the British pound sterling against the U.S. dollar. For 2019, currency translation adjustments resulted in a net gain of $18.9 million, primarily due to the strengthening of the British pound sterling, Russian ruble, and Mexican peso against the U.S. dollar, partially offset by the weakening of the Euro against the U.S. dollar. For 2018, currency translation adjustments resulted in a net loss of $106.7 million, primarily due to the weakening of the Euro, British pound sterling, Russian ruble, and Brazilian real against the U.S. dollar.
Note 7—Leases
Mattel routinely enters into noncancelable lease agreements primarily for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal and termination options.
Mattel adopted the new lease standard on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods. Mattel elected the package of practical expedients, permitted under the transition guidance within the new lease standard, which among other things, allowed Mattel to continue to account for existing leases based on the historical lease classification. Mattel also elected the practical expedients to exclude right-of-use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.
Mattel determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Mattel's leases have remaining lease terms of up to 12 years, and often include one or more options to renew for up to 10 years. Renewal and termination options are included in the lease term when it is reasonably certain that Mattel will exercise the option.

In addition, certain of Mattel's lease agreements, primarily related to American Girl leases, include contingent rental payments based on a percentage of sales. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2020, 2019, and 2018, contingent rental expense was not material, Mattel's lease agreements do not contain any material residual guarantees or material restrictive covenants.
Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As substantially all of Mattel's leases do not provide an implicit rate, Mattel uses its incremental borrowing rate, based on the information available at the lease commencement date, to determine the present value of lease payments.
The following table summarize Mattel's right-of-use assets and liabilities and other information about our leases:

	December 31, 2020	December 31, 2019
	(In thousands, except years and percentage information)
Right-of-use assets, net	$291,601	$303,187

Accrued liabilities	$79,540	$74,065
Noncurrent lease liabilities	249,353	270,853
Total lease liabilities	$328,893	$344,918

Weighted-average remaining lease term	6.6 years	6.6 years

Weighted-average discount rate	7.6%	7.9%
Operating lease costs are recognized on a straight-line basis over the lease term. The components of lease costs for the years ended December 31, 2020 and 2019 are as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
	(In thousands)
Operating lease costs (a)	$136,842	$142,100
Sublease rental income	$2,697	$5,690
(a)    Includes short-term and variable lease costs of $42.3 million and $43.8 million for 2020 and 2019, respectively. Variable lease costs primarily relate to common area maintenance charges, management fees, taxes and storage fees.
Operating lease expense under ASC 840, Leases was $127.1 million for 2018, net of sublease income of $3.0 million.
Supplemental information related to leases was as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019
	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$96,953	$105,015
Right-of-use assets obtained in exchange for new and modified operating lease liabilities	$41,802	$38,795

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2020:

Years Ending December 31,	Lease Liabilities
(In thousands)
2021	$95,090
2022	72,018
2023	53,473
2024	44,197
2025	35,324
Thereafter	121,342
421,444
Less: imputed interest	(92,551)
$328,893
Note 8—Share-Based Payments
Mattel Stock Plans
The 2010 Equity and Long-Term Compensation Plan was approved by Mattel's stockholders in May 2010 (the "2010 Plan"). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the "2005 Plan"), except with respect to grants then outstanding under the 2005 Plan. All restricted stock unit ("RSU") awards made under the 2005 Plan have vested. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. In May 2015, Mattel’s stockholders approved the Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan"). The terms of the Amended 2010 Plan are substantially similar to the terms of the 2010 Plan and the 2005 Plan.
Under the Amended 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees’ continued employment or service with Mattel. Nonqualified stock options are granted with an exercise price not less than 100% of the fair market value of Mattel’s common stock on the date of grant, expire no later than 10 years from the date of grant, and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally over a period of three years from the date of grant. In the event of a retirement of an employee aged 55 years or older with five or more years of service, or the death or disability of an employee, that occurs in each case at least six months after the grant date, nonqualified stock options become fully vested. Time-vesting RSUs granted under the Amended 2010 Plan vest on a schedule determined by the Compensation Committee of the Board of Directors, generally over a period of three years from the date of grant. In the event of the involuntary termination of an employee aged 55 years or older with five or more years of service, or the death or disability of an employee, that occurs at least six months after the grant date, RSUs become fully vested. The Amended 2010 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. The Amended 2010 Plan expires on March 26, 2025, except as to any grants then outstanding.
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) 114.5 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. For grants prior to March 1, 2019, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. For grants on or after March 1, 2019 through March 1, 2020, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using two and seven tenths available shares for each share actually subject to such full-value grant. For grants on or after March 2, 2020, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using two and thirty-five hundredths available shares for each share actually subject to such full-value grant. At December 31, 2020, there were approximately 29 million shares available for grant under the Amended 2010 Plan if target performance goals are achieved under Mattel's long-term incentive programs ("LTIPs"), and approximately 23 million shares available if maximum performance goals are achieved under the LTIPs.
Mattel recognized total share-based compensation expense related to stock options, RSUs, and performance awards of $60.2 million, $56.0 million, and $48.9 million during 2020, 2019, and 2018, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations.
As of December 31, 2020, total unrecognized compensation cost related to unvested share-based payments totaled $77.7 million and is expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
Mattel recognized compensation expense of $11.6 million, $11.3 million, and $8.4 million for stock options during 2020, 2019, and 2018, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations. There was no current year income tax benefit related to stock options during 2020, 2019 or 2018 as future tax benefits related to stock options were fully offset by a valuation allowance.

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
The fair values of all other options granted have been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. The weighted-average grant-date fair value of options granted during 2020, 2019, and 2018 was $4.60, $5.09, and $5.46 respectively.
The following weighted-average assumptions were used in determining the fair value of options granted:

	2020	2019	2018
Expected life (in years)	5.9	5.5	5.1
Risk-free interest rate	0.3%	1.7%	2.8%
Volatility factor	43.7%	38.1%	33.6%
Dividend yield	—%	—%	—%
The following is a summary of stock option information and weighted-average exercise prices for Mattel’s stock options:

	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted-average exercise prices)
Outstanding at January 1	22,510	$24.22	22,020	$25.47	25,233	$26.56
Granted	2,241	11.23	2,342	13.54	3,379	15.41
Exercised	(4)	15.02	—	—	—	—
Forfeited	(294)	14.38	(266)	17.64	(4,209)	23.06
Canceled	(2,818)	31.22	(1,586)	26.79	(2,383)	26.99
Outstanding at December 31	21,635	$22.10	22,510	$24.22	22,020	$25.47
Exercisable at December 31	16,356	$25.01	16,576	$27.32	16,051	$28.10

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised during 2020 was not material and there were no stock option exercises during 2019 and 2018. At December 31, 2020, options outstanding had an intrinsic value of $30 million with a weighted-average remaining life of 5.0 years. At December 31, 2020, options exercisable had an intrinsic value of $7.0 million, with a weighted-average remaining life of 3.9 years. Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised during 2020 was not material.
At December 31, 2020, stock options vested and expected to vest totaled 21.1 million shares, with an intrinsic value of $27.5 million, weighted-average exercise price of $22.33, and weighted-average remaining life of 4.9 years. During 2020, approximately 3 million stock options vested. The total grant-date fair value of stock options vested during 2020, 2019, and 2018 was approximately $11 million, $8 million, and $12 million, respectively.
Restricted Stock Units
Compensation expense recognized related to grants of RSUs was $28.6 million, $33.6 million, and $37.5 million in 2020, 2019, and 2018, respectively, and was included within other selling and administrative expenses in the consolidated statements of operations. There was no current year income tax benefit related to RSUs during 2020, 2019, and 2018 as future tax benefits related to stock options were fully offset by a valuation allowance.
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally three years from the date of grant.
The following is a summary of RSU information and weighted-average grant-date fair values for Mattel’s RSUs:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	3,864	$15.19	4,721	$17.22	4,898	$21.95
Granted	2,548	11.18	1,687	13.28	3,345	15.71
Vested	(1,970)	15.58	(1,997)	18.02	(2,048)	21.02
Forfeited	(456)	14.45	(547)	16.48	(1,474)	20.18
Unvested at December 31	3,986	$12.52	3,864	$15.19	4,721	$17.22
At December 31, 2020, RSUs expected to vest totaled approximately 3.5 million shares, with a weighted-average grant-date fair value of $12.59. The total grant-date fair value of RSUs vested during 2020, 2019, and 2018 was approximately $31 million, $36 million, and $43 million, respectively.
Performance Awards
Compensation expense recognized related to grants of performance awards was $19.9 million, $11.0 million, and $3.0 million during 2020, 2019, and 2018, respectively. There was no current year income tax benefit related to performance awards during 2020, 2019, and 2018 as future tax benefits related to performance awards were fully offset by a valuation allowance.
Mattel had three LTIP performance cycles in place during 2020, which were established by the Compensation Committee of the Board of Directors: (i) a January 1, 2018—December 31, 2020 performance cycle, (ii) a January 1, 2019—December 31, 2021 performance cycle, and (iii) a January 1, 2020—December 31, 2022 performance cycle. Under the LTIP performance cycles in place in 2020, officers and key employees may earn shares of Mattel's common stock based on attaining certain cumulative three-year performance targets, which are subject to approvals of the Compensation Committee of the Board of Directors. The ultimate amount earned for these LTIP awards may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.
Mattel determines the fair value of the performance-related components of its performance awards based on the closing market price of Mattel's common stock on the date of grant and determines the fair value of the market-related components of its performance awards based on the Monte Carlo valuation methodology. With respect to performance awards, which generally vest over three years, Mattel recognizes compensation expense on a straight-line basis over the requisite service period, provided that certain cumulative three-year performance targets and other vesting criteria are met. The weighted-average grant-date fair value of performance awards granted during 2020, 2019, and 2018 was $11.93, $14.89, and $15.08 respectively.

The following weighted-average assumptions were used in determining the fair value of performance awards granted:

	2020	2019	2018
Risk-free interest rate	0.1%	1.7%	2.5%
Volatility factor	52.7%	47.0%	39.3%
Dividend yield	—%	—%	—%
The following is a summary of performance award information and weighted-average grant-date fair values for Mattel’s performance awards:

	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	2,217	$15.45	1,283	$19.48	694	$25.56
Granted (a)	1,461	11.93	1,206	14.89	1,217	15.08
Vested	(95)	17.97	—	—	—	—
Forfeited	(74)	15.65	(71)	15.74	(628)	17.67
Canceled	(104)	17.97	(201)	37.70	—	—
Unvested at December 31	3,405	$13.79	2,217	$15.45	1,283	$19.48
(a)The number of shares subject to performance awards represents the aggregate target numbers of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to performance awards that would be issued if performance goals are achieved at the maximum number of shares are approximately 3 million, 2 million, and 2 million for 2020, 2019, and 2018, respectively.
At December 31, 2020, performance awards expected to vest totaled approximately 4 million shares, with a weighted-average grant-date fair value of $13.93. The total grant-date fair value of performance awards vested during 2020 was approximately $2 million. No performance awards vested during 2019 and 2018.
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
Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per common share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

The following table reconciles earnings per common share:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands, except per share amounts)
Basic
Net income (loss)	$126,628	$(213,512)	$(533,299)
Less: Net income (loss) allocable to participating RSUs (a)	—	—	—
Net income (loss) available for basic common shares	$126,628	$(213,512)	$(533,299)
Weighted-average number of common shares	347,463	346,127	345,012
Basic net income (loss) per common share	$0.36	$(0.62)	$(1.55)
Diluted
Net income (loss)	$126,628	$(213,512)	$(533,299)
Less: Net income (loss) allocable to participating RSUs (a)	—	—	—
Net income (loss) available for diluted common shares	$126,628	$(213,512)	$(533,299)
Weighted-average number of common shares	347,463	346,127	345,012
Dilutive stock options and restricted stock units ("RSUs") (b)	1,653	—	—
Weighted-average number of common and potential common shares	349,116	346,127	345,012
Diluted net income (loss) per common share	$0.36	$(0.62)	$(1.55)
(a)    Mattel did not have participating RSUs for the years ended December 31, 2020 or 2019. For the year ended December 31, 2018, Mattel did not allocate its net loss to its participating RSUs as its participating RSUs are not obligated to share in Mattel's losses.
(b)    Nonqualified stock options and RSUs totaling 21.7 million were excluded from the calculation of diluted net income per common share for the year ended December 31, 2020, because their effect would be antidilutive. Mattel was in a net loss position for the years ended December 31, 2019 and 2018, and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.
Note 10—Fair Value Measurements
The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel’s financial assets and liabilities include the following:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$5,711	$—	$5,711
Available-for-sale (b)	4,268	—	—	4,268
Total assets	$4,268	$5,711	$—	$9,979

Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$25,494	$—	$25,494

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts (a)	$—	$15,002	$—	$15,002
Available-for-sale (b)	3,530	—	—	3,530
Total assets	$3,530	$15,002	$—	$18,532

Liabilities:
Foreign currency forward exchange contracts (a)	$—	$2,976	$—	$2,976
(a)The fair value of the foreign currency forward exchange contracts and other is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)The fair value of the available-for-sale security is based on the quoted price on an active public exchange.
Non-Recurring Fair Value Measurements
Mattel tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the carrying value may exceed its fair value. During the year ended December 31, 2019, Mattel impaired certain property, plant, and equipment totaling $38.7 million, of which $25.9 million related to the impairment of certain American Girl retail store assets. The fair value of the American Girl retail stores was determined based on the income approach, with Level 3 inputs utilizing certain market participant assumptions. These inputs included revenue forecasts, profit forecasts, and the discount rate. The other impairment charges of $12.8 million were primarily related to the full impairment of certain tools, dies, and molds and machinery equipment due to discontinued use. The remaining book value attributed to these assets was subsequently impaired in 2020 due to discontinued use.
During the year ended December 31, 2020, Mattel fully impaired certain right-of-use assets, tooling, and property, plant, and equipment totaling $13.0 million due to discontinued use. Subsequent to these impairment charges, there was no remaining value attributed to these assets as of December 31, 2020.
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
The estimated fair value of Mattel’s long-term debt was $3.11 billion (compared to a carrying value of $2.90 billion) as of December 31, 2020 and $3.00 billion (compared to a carrying value of $2.90 billion) as of December 31, 2019. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 11—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of December 31, 2020 and December 31, 2019, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of $855.0 million and $742.0 million, respectively.
The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2020	December 31, 2019
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts and other	Prepaid expenses and other current assets	$3,641	$10,227
Foreign currency forward exchange contracts and other	Other noncurrent assets	50	715
Total derivatives designated as hedging instruments		$3,691	$10,942
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts and other	Prepaid expenses and other current assets	$1,982	$4,060
Foreign currency forward exchange contracts and other	Other noncurrent assets	38	—
Total derivatives not designated as hedging instruments		$2,020	$4,060
		$5,711	$15,002

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2020	December 31, 2019
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts and other	Accrued liabilities	$20,330	$2,500
Foreign currency forward exchange contracts and other	Other noncurrent liabilities	4,361	213
Total derivatives designated as hedging instruments		$24,691	$2,713
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts and other	Accrued liabilities	$803	$263
		$25,494	$2,976

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Foreign currency forward exchange contracts:
Amount of (losses) gains recognized in OCI	$(14,037)	$17,024	$24,082
Amount of gains (losses) reclassified from accumulated OCI to the consolidated statements of operations	12,373	17,394	(8,427)	Cost of sales
The net gains (losses) of $12.4 million, $17.4 million, and $(8.4) million reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2020, 2019, and 2018, respectively, were offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Amount of (loss) gain recognized in the consolidated statements of operations:
Foreign currency forward exchange contracts	$(26,553)	$2,530	$(23,109)	Other non-operating expense, net
Foreign currency forward exchange contracts	495	—	(244)	Cost of sales
	$(26,058)	$2,530	$(23,353)
The net (losses) gains of $(26.1) million, $2.5 million, and $(23.4) million recognized in the consolidated statements of operations during 2020, 2019, and 2018, respectively, were offset by foreign currency transaction gains and losses on the related hedged balances.
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

Licensing and similar agreements in effect at December 31, 2020 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2021	$52,756
2022	43,056
2023	35,682
2024	1,259
2025	143
Thereafter	—
$132,896
Royalty expense for 2020, 2019, and 2018 was $158.5 million, $220.2 million, and $224.0 million, respectively.
The following table shows the future minimum obligations for purchases of inventory, services, and other items as of December 31, 2020:

Other Purchase Obligations
(In thousands)
2021	$244,175
2022	48,212
2023	29,704
2024	—
2025	—
Thereafter	—
$322,091
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and property risks. For the year ended December 31, 2020, Far West insured the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million for general and automobile liability risks, the first $2.0 million per occurrence for product liability risks for the month ending January 31, 2020 and the first $5.0 million per occurrence for product liability risks thereafter, and up to $1.0 million per occurrence for property risks. Various insurance companies that have an "A" or better AM Best rating at the time the policies are purchased reinsured Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported workers' compensation, general, automobile, product liability, and property claims at December 31, 2020 and 2019 totaled $12.9 million and $12.0 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.

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
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. On January 27, 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of December 31, 2020, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.

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
Forty-eight additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to fifty-two children. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
In addition, a stockholder has filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action are certain of Mattel’s current and former officers and directors. In August 2020, the derivative action was stayed pending further developments in the class action lawsuits.
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

In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel’s current and former officers and directors, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the derivative actions were consolidated and stayed pending further developments in the class action lawsuits.
The lawsuits seek unspecified compensatory damages, attorneys' fees, expert fees, costs and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Mattel has also received subpoenas from the SEC, seeking documents related to the whistleblower letter and subsequent investigation, and is responding to those subpoenas. Mattel is also responding to requests from the United States Attorney's Office for the Southern District of New York ("SDNY") related to this matter. Mattel cannot predict the eventual scope, duration or outcome of potential legal action by the SEC or SDNY, if any, or whether any such action could have a material impact on Mattel's financial condition, results of operations or cash flows.
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
The following tables present information regarding net sales, operating income (loss), and assets by segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Net Sales by Segment
North America	$2,424,571	$2,275,783	$2,272,794
International	1,900,686	1,972,196	1,915,204
American Girl	258,403	256,592	326,812
Net sales	$4,583,660	$4,504,571	$4,514,810

Operating Income (Loss) by Segment
North America	$608,127	$357,039	$220,769
International	251,245	166,873	13,915
American Girl	(14,417)	(58,813)	(17,726)
	844,955	465,099	216,958
Corporate and other expense (a)	(464,070)	(425,859)	(451,307)
Operating income (loss)	380,885	39,240	(234,349)
Interest expense	198,332	201,044	181,886
Interest (income)	(3,945)	(6,166)	(6,463)
Other non-operating expense, net	2,692	1,879	5,107
Income (Loss) before income taxes	$183,806	$(157,517)	$(414,879)
(a)Corporate and other expense includes (i) incentive compensation expense of $122.5 million, $119.5 million, and $84.1 million for 2020, 2019, and 2018, respectively; (ii) $34.9 million, $40.5 million, and $104.1 million of charges related to severance and other restructuring costs for 2020, 2019, and 2018, respectively; and (iii) share-based compensation expense of $60.2 million, $56.0 million, and $48.9 million for 2020, 2019, and 2018, respectively.

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Depreciation/Amortization by Segment
North America	$94,594	$112,988	$130,087
International	68,620	85,496	95,480
American Girl	7,622	12,416	14,391
	170,836	210,900	239,958
Corporate and other	29,063	33,618	31,974
Depreciation and amortization	$199,899	$244,518	$271,932
Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Assets by Segment
North America	$664,696	$569,819	$615,654
International	713,650	721,251	728,870
American Girl	40,290	35,004	43,748
	1,418,636	1,326,074	1,388,272
Corporate and other	130,003	105,789	124,700
Accounts receivable and inventories, net	$1,548,639	$1,431,863	$1,512,972

Geographic Information
The tables below present information by geographic area. Net sales are attributed to countries based on location of customer. Long-lived assets include property, plant, and equipment, net, and right-of-use assets, net.

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Net Sales by Geographic Area
North America Region (a)	$2,682,974	$2,532,375	$2,599,606
International Region
EMEA	1,129,667	1,056,392	1,018,705
Latin America	455,184	565,416	554,113
Asia Pacific	315,835	350,388	342,386
Total International Region	1,900,686	1,972,196	1,915,204
Net sales	$4,583,660	$4,504,571	$4,514,810

	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Long-Lived Assets
North America Region (b)	$368,985	$440,055	$261,504
International Region	396,410	413,271	396,091
Consolidated total	$765,395	$853,326	$657,595
(a)Net sales for the North America Region include net sales attributable to the U.S. of $2.53 billion, $2.39 billion, and $2.46 billion for 2020, 2019, and 2018, respectively.
(b)Long-lived assets for the North America Region include long-lived assets attributable to the U.S. of $329.3 million, $410.3 million, and $243.5 million for 2020, 2019, and 2018, respectively.
Major Customers
In 2020, net sales to Mattel’s three largest customers accounted for 47% of world consolidated net sales. 2020 net sales to Walmart, Target, and Amazon were $1.07 billion, $0.62 billion, and $0.47 billion, respectively. In 2019, net sales to Mattel’s two largest customers accounted for 32% of world consolidated net sales. 2019 net sales to Walmart and Target were $1.01 billion and $0.44 billion, respectively. In 2018, net sales to Mattel’s two largest customers accounted for 34% of world consolidated net sales. 2018 net sales to Walmart and Target were $1.07 billion and $0.45 billion, respectively.
The North America segment sells products to each of Mattel’s three largest customers. The International segment sells products to Walmart and Amazon. The American Girl segment's net sales to Mattel's three largest customers were not material.
Note 14—Restructuring Charges
Optimizing for Growth (formerly Capital Light)
On February 9, 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program which integrates and expands upon the previously announced Capital Light program (the "Program").

In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Year Ended
	December 31, 2020	December 31, 2019
	(In thousands)
Cost of sales (a)	$5,656	$18,579
Other selling and administrative (b)	7,245	18,992
	$12,901	$37,571
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
The following table summarizes Mattel's severance and other restructuring charges activity related to the Program for the year ended December 31, 2020:

	Liability at December 31, 2019	Charges (a)	Payments/Utilization	Liability at December 31, 2020
	(In thousands)
Severance	$6,151	$6,874	$(7,731)	$5,294
Other restructuring charges	11,484	6,027	(17,481)	30
	$17,635	$12,901	$(25,212)	$5,324
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.
As of December 31, 2020, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $51 million, which include approximately $15 million of non-cash charges. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $140 to $165 million and total non-cash charges are $40 to $45 million.
Other Cost Savings Actions
In connection with Mattel's continued efforts to streamline its organizational structure and restore profitability, on May 4, 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19.
The following table summarizes Mattel's severance charges activity related to other cost savings actions for the year ended December 31, 2020:

	Liability at December 31, 2019	Charges (a)	Payments/Utilization	Liability at December 31, 2020
	(In thousands)
Severance	—	18,600	(12,675)	5,925
(a)Severance charges recorded within other selling and administrative expense in the consolidated statements of operations are included in corporate and other expense in "Note 13 to the Consolidated Financial Statements—Segment Information."
During the year ended December 31, 2020, Mattel recorded additional severance and other restructuring charges of approximately $9 million, related to actions initiated in the prior year associated with the Structural Simplification cost savings program.

Note 15—Income Taxes
Consolidated pre-tax income (loss) consists of the following:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
U.S. operations	$(165,736)	$(329,368)	$(342,219)
Foreign operations	349,542	171,851	(72,660)
	$183,806	$(157,517)	$(414,879)
The provision for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Current
Federal	$—	$5,520	$3,935
State	(575)	2,170	1,340
Foreign	78,870	68,837	95,404
	78,295	76,527	100,679
Deferred
Federal	4,264	(5,610)	(4,630)
State	(481)	68	(3,368)
Foreign	(13,429)	(15,761)	23,515
	(9,646)	(21,303)	15,517
Provision for income taxes	$68,649	$55,224	$116,196

Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, interest expense, research and development expenses, employee compensation-related expenses, right-of-use assets, lease liabilities, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel’s deferred income tax assets (liabilities) are composed of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Tax credit carryforwards	$71,428	$59,640
Research and development expenses	41,862	58,340
Net operating loss carryforwards	161,846	153,866
Interest expense	108,069	80,774
Allowances and reserves	92,372	100,896
Deferred compensation	60,665	67,689
Postretirement benefits	38,182	33,839
Intangible assets	231,527	245,138
Lease liabilities	74,600	77,948
Other	42,058	33,619
Gross deferred income tax assets	922,609	911,749
Intangible assets	(187,001)	(190,677)
Right-of-use assets	(66,404)	(68,082)
Other	(25,500)	(31,024)
Gross deferred income tax liabilities	(278,905)	(289,783)
Deferred income tax asset valuation allowances	(631,914)	(610,560)
Net deferred income tax assets	$11,790	$11,406
Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Other noncurrent assets	$72,682	$67,900
Other noncurrent liabilities	(60,892)	(56,494)
	$11,790	$11,406
As of December 31, 2020, Mattel had federal and foreign loss carryforwards totaling $694.6 million and federal, state and foreign tax credit carryforwards of $71.4 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforward	Tax Credit Carryforward
	(In thousands)
2021–2025	$36,337	$496
Thereafter	250,810	47,287
No expiration date	407,444	23,626
Total	$694,591	$71,409

Periodically, Mattel considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely-than-not that some or all of the deferred tax assets will not be realized. As of December 31, 2020, Mattel's valuation allowance on its federal and state deferred tax assets was approximately $319 million. Changes in the valuation allowance in 2020 primarily related to current year interest limitations and credits generated. As of December 31, 2019, Mattel's valuation allowance on its federal and state deferred tax assets was approximately $300 million. Changes in the valuation allowance in 2019 primarily related to current year losses and credits generated.

    In addition, as of December 31, 2020, management determined that a valuation allowance of approximately $313 million was required for certain foreign deferred tax assets that will more than likely not be realized due to the determination that negative evidence outweighed the positive evidence. For the remaining foreign deferred tax assets without a valuation allowance, management believes it is more-likely-than-not that Mattel will generate sufficient taxable income in the appropriate future periods to realize the benefit of the remaining deferred income tax assets. As of December 31, 2019, management determined that a valuation allowance of approximately $311 million was required for certain foreign deferred tax assets that will more than likely not be realized due to the determination that negative evidence outweighed the positive evidence. Changes in the valuation allowance for 2019 primarily related to increases in the valuation allowance as related to the transfer of intangible property rights.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realized. Mattel intends to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of a portion of these deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change depending on the level of profitability that Mattel is able to achieve in the tax jurisdictions in which a valuation allowance has been recorded.
Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Provision (benefit) at U.S. federal statutory rate	$41,008	$(33,240)	$(87,592)
Increase resulting from:
U.S. valuation allowance	17,676	19,141	64,907
Foreign earnings taxed at different rates, including foreign losses without benefit	6,203	51,612	103,231
U.S. Tax Act (a)	—	—	3,709
State and local taxes, net of U.S. federal (expense) benefit	(1,056)	2,438	(2,028)
Adjustments to previously accrued taxes	5,354	14,160	6,621
Change in indefinite reinvestment assertion	—	(2,700)	14,566
Other (b)	(536)	3,813	12,782
Provision for income taxes	$68,649	$55,224	$116,196
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
A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Unrecognized tax benefits at January 1	$137,929	$119,818	$116,070
Increases for positions taken in current year	5,969	3,836	7,548
Increases for positions taken in a prior year	5,811	29,487	25,239
Decreases for positions taken in a prior year	(3,127)	(10,150)	(1,813)
Decreases for settlements with taxing authorities	(3,410)	(1,982)	(1,143)
Decreases for lapses in the applicable statute of limitations	(2,863)	(3,080)	(26,083)
Unrecognized tax benefits at December 31	$140,309	$137,929	$119,818
Of the $140.3 million of unrecognized tax benefits as of December 31, 2020, $63.2 million would impact the effective tax rate if recognized, and $77.1 million would result in an increase in the valuation allowance.
Mattel recognized a decrease of interest and penalties of $2.1 million in 2020, a decrease of $1.6 million in 2019, and an increase of $7.9 million in 2018, related to unrecognized tax benefits, which are reflected in the provision for income taxes in the consolidated statements of operations. As of December 31, 2020, Mattel accrued $22.7 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of December 31, 2019, Mattel accrued $24.8 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized.
As of the fourth quarter of 2018, at the close of the Staff Accounting Bulletin ("SAB") 118 measurement period, Mattel recorded a $3.7 million tax expense related to the deemed repatriation of accumulated foreign earnings (net of related valuation allowance change). In January 2018, the FASB issued guidance stating that a company must make an accounting policy election of either (i) treating taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income ("GILTI") as a current-period expense when incurred (the "period cost method") or (ii) factoring such amounts into a company’s measurement of its deferred taxes (the "deferred method"). Mattel has elected the period cost method with respect to reporting taxes due on GILTI income inclusions.
In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. Mattel remains subject to IRS examination for the 2017 through 2020 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various jurisdictions, including California for the 2008 through 2020 tax years, New York for the 2018 through 2020 tax years, and Wisconsin for the 2013 through 2020 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in various foreign jurisdictions including Hong Kong for the 2014 through 2020 tax years, Brazil for the 2015 through 2020 tax years, Mexico for the 2014 through 2020 tax years, Netherlands for the 2014 through 2020 tax years, Russia for the 2018 through 2020 tax years, Cyprus for the 2019 and 2020 tax years, and China for the 2010 through 2020 tax years. Based on the current status of federal, state, local, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $31.3 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.

    Mattel has recorded a deferred tax liability of $12.0 million and $11.9 million related to undistributed earnings of certain foreign subsidiaries as of December 31, 2020 and December 31, 2019, respectively. The impact in 2020 was a tax expense of $0.1 million mainly related to withholding tax rate change during the year. Taxes have not been provided on approximately $6.0 billion of undistributed foreign U.S. GAAP retained earnings. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when Mattel determines that it is advantageous for business operations or cash management purposes.
Note 16—Supplemental Financial Information

	December 31, 2020	December 31, 2019
	(In thousands)
Inventories include the following:
Raw materials and work in process	$110,010	$103,123
Finished goods	404,663	392,381
	$514,673	$495,504
Other noncurrent assets include the following:
Identifiable intangibles (net of accumulated amortization of $286.9 million and $248.0 million at December 31, 2020 and 2019, respectively)	$518,190	$553,114
Deferred income taxes	72,682	67,900

Accrued liabilities include the following:
Advertising and promotion	$163,181	$93,804
Incentive compensation	126,601	122,923
Royalties	54,442	94,228
Lease liability	79,540	74,065

Other noncurrent liabilities include the following:
Benefit plan liabilities	$225,957	$212,280
Noncurrent income tax payable	71,342	69,022
Deferred income tax liability	60,892	56,494

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Currency transaction losses included in:
Operating Income (Loss)	$(20,843)	$164	$(5,061)
Other non-operating expense, net	(696)	(527)	(3,328)
Currency transaction losses, net	$(21,539)	$(363)	$(8,389)
Other selling and administrative expenses include the following:
Design and development	$189,494	$197,226	$205,368
Identifiable intangible asset amortization	38,925	40,112	39,095
Bad debt expense, net	9,149	967	40,894

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Anthony DiSilvestro, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Corporate Governance at Mattel—Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board Structure—Board Committees—Audit Committee"; "Compensation at Mattel—Executive Officers"; and, to the extent applicable, "Stock Ownership and Reporting —Delinquent Section 16(a) Reports" in the Mattel 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020 (the "Proxy Statement").
Mattel has adopted the Mattel Code of Conduct (the "Code of Conduct"), which satisfies the listing rules of the Nasdaq Stock Market LLC ("Nasdaq") regarding "code of conduct" and satisfies the SEC rules regarding disclosure of a "code of ethics" for the Chief Executive Officer, Chief Financial Officer, and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated "code of ethics" that applies to the Chief Executive Officer, Chief Financial Officer or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.
Mattel has filed the Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer as Exhibit 31.0 and Exhibit 31.1 hereto, respectively.
Item 11.    Executive Compensation.
The information required under this Item is incorporated herein by reference to the section entitled "Compensation at Mattel" in the Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required under this Item is incorporated herein by reference to the section entitled "Stock Ownership and Reporting" in the Proxy Statement.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required under this Item is incorporated herein by reference to the sections entitled "Corporate Governance at Mattel—Board Structure—Certain Transactions with Related Persons" and "Corporate Governance at Mattel—Board Structure—Board Independence Determinations" in the Proxy Statement.
Item 14.    Principal Accountant Fees and Services.
The information required under this Item is incorporated herein by reference to the section entitled "Audit Matters—Fees Incurred for Services by PricewaterhouseCoopers LLP" in the Proxy Statement.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements
The following financial statements are filed as part of this report under Part II, Item 8 "Financial Statements and Supplementary Data."
 2.    Financial Statement Schedule for the Years Ended December 31, 2020, 2019 and 2018
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."
3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-05647	4.0	February 25, 2020
4.1	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.2	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.3	Indenture, dated as of December 20, 2017, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	December 21, 2017
4.4	First Supplemental Indenture, dated as of May 31, 2018, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee	8-K	001-05647	4.1	June 1, 2018
4.5	Second Supplemental Indenture, dated as of December 14, 2018, by and among the Company, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee	8-K	001-05647	4.1	December 19, 2018
4.6	Indenture, dated as of November 20, 2019, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	November 20, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.7	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.8	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.9	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013
4.10	Form of 6.750% Senior Notes due 2025	8-K	001-05647	4.1	December 21, 2017
4.11	Form of 5.875% Senior Notes due 2027	8-K	001-05647	4.2	November 20, 2019
10.0	Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	June 9, 2015
10.1	Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	June 16, 2017
10.2	Amendment No. 2 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Corporate Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	September 21, 2017
10.3	Syndicated Facility Agreement, dated as of December 20, 2017, by and among the Borrower, as U.S. Revolving Borrower, the other borrowers party thereto, the guarantors party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and Citibank, N.A. and Wells Fargo Bank, N.A., as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents, HSBC Bank USA, National Association, Mizuho Bank, Ltd., MUFG Union Bank, N.A. and Royal Bank of Canada, as Joint Lead Arrangers, Joint Bookrunners and Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	December 21, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.4	Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel France, each of the French Revolving Lenders party thereto, Bank of America Merrill Lynch International Limited, in its capacity as French Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.	8-K	001-05647	99.1	April 3, 2018
10.5	Foreign Joinder Agreement, dated as of March 28, 2018, by and among Mattel España, S.A., each of the Spanish Revolving Lenders party thereto, Bank of America Merrill Lynch International Limited, in its capacity as Spanish Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.	8-K	001-05647	99.2	April 3, 2018
10.6	Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel Europa B.V., Mattel U.K. Limited, HIT Entertainment Limited, Gullane (Thomas) Limited, Mattel GMBH, each of the European (GNU) Subsidiary Guarantors party thereto, each of the European (GNU) Revolving Lenders party thereto and Bank of America, N.A., in its capacity as European (GNU) Swingline Lender and its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.	8-K	001-05647	99.3	April 3, 2018
10.7	Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel Pty Ltd., each of the Australian Revolving Lenders party thereto, Bank of America, N.A. (acting through its Australia branch), in its capacity as Australian Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.	8-K	001-05647	99.4	April 3, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.8	First Amendment to Syndicated Facility Agreement, dated as of June 1, 2018, by and among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	June 1, 2018
10.9	Second Amendment to Syndicated Facility Agreement, dated as of December 14, 2018, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	December 19, 2018
10.10	Third Amendment to Syndicated Facility Agreement, dated as of November 20, 2019, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	November 20, 2019
10.11+	Form of Indemnification Agreement	8-K	001-05647	10.1	December 21, 2020
10.12+	Letter Agreement between Mattel, Inc. and Richard Dickson, dated May 16, 2014, regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.13+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017, regarding an offer of employment for the position of Chief Financial Officer	8-K	001-05647	10.1	October 3, 2017
10.14+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017	8-K	001-05647	10.2	October 3, 2017
10.15+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer's long-term incentive grant value	10-Q	001-05647	10.9	July 25, 2018
10.16+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 22, 2020, regarding his separation from Mattel	8-K	001-05647	10.3	June 23, 2020
10.17+	Letter Agreement between Mattel, Inc. and Amanda Thompson, dated August 23, 2017, regarding an offer of employment for the position of EVP and Chief People Officer	10-K	001-05647	10.20	February 22, 2019
10.18+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.19+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018	8-K	001-05647	10.2	April 20, 2018
10.20+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.21+	Letter Agreement between Mattel, Inc. and Yoon Hugh, dated April 15, 2019, regarding an offer of employment for the position of Senior Vice President and Corporate Controller	8-K	001-05647	10.1	April 19, 2019
10.22+*	Letter Agreement between Mattel, Inc. and Roberto Isaias, dated February 1, 2020, regarding relocation from Mexico to Mattel's California headquarters
10.23+	Letter Agreement between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020, regarding an offer of employment for the position of Executive Advisor and Chief Financial Officer	8-K	001-05647	10.1	June 23, 2020
10.24+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020	8-K	001-05647	10.2	June 23, 2020
10.25+	Letter Agreement between Mattel, Inc. and Robert Normile, dated December 3, 2020, regarding his separation from Mattel	8-K	001-05647	10.1	December 8, 2020
10.26+*	Letter Agreement between Mattel, Inc. and Jonathan Anschell, dated December 5, 2020, regarding an offer of employment for the position of EVP, Chief Legal Officer, and Secretary
10.27+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.28+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.29+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.30+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.31+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.32+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.33+	Amendment No. 4 to the DCPEP	10-Q	001-05647	10.5	August 10, 2020
10.34+*	Amendment No. 5 to the DCPEP
10.35+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.36+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.37+	Mattel, Inc. 2005 Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2009)	10-K	001-05647	10.36	February 26, 2009
10.38+	Amendment No. 1 to the Mattel, Inc. 2005 Supplemental Executive Retirement Plan	10-Q	001-05647	10.5	October 24, 2013
10.39+	Mattel, Inc. Executive Severance Plan (effective June 30, 2009) (the "Executive Severance Plan")	8-K	001-05647	10.4	July 2, 2009
10.40+	Amendment No. 1 to the Executive Severance Plan	10-Q	001-05647	10.6	October 24, 2013
10.41+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014) (the "Executive Severance Plan B"	8-K	001-05647	10.1	July 21, 2014
10.42+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	DEF 14A	001-05647	Appendix A	March 30, 2010
10.43+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013
10.44+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.45+	First Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 25, 2018
10.46+	Second Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 26, 2019
10.47+	Third Amendment to the Amended 2010 Plan	10-K	001-05647	10.58	February 25, 2020
10.48+	Fourth Amendment to the Amended 2010 Plan	DEF 14A	001-05647	Appendix A	April 27, 2020
10.49+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.50+*	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan
10.51+*	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the Amended 2010 Plan
10.52+*	Form of Grant Agreement for grants of RSUs to employees under the Amended 2010 Plan
10.53+*	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the Amended 2010 Plan
10.54+	Form of Grant Agreement for July 31, 2015 grants of NQSOs to employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.55+*	Form of Grant Agreement for August 1, 2017 grants of NQSOs to employees under the Amended 2010 Plan
10.56+*	Form of Grant Agreement for July 31, 2020 grants of NQSOs to employees under the Amended 2010 Plan

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.57+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.58+	Grant Agreement for April 30, 2018 grant of performance-based non-qualified Stock Options to Ynon Kreiz under the Amended 2010 Plan	10-Q	001-05647	10.4	July 25, 2018
10.59+*	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based restricted stock units (“Performance Units”) to senior executives under the Amended 2010 Plan
10.60+*	Form of Grant Agreement for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan
21.0*	Subsidiaries of the Registrant as of December 31, 2020
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 25, 2021, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 25, 2021,pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 25, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL. (embedded within the Inline XBRL Document)

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

MATTEL, INC. Registrant
By:	/s/ ANTHONY DISILVESTRO
Anthony DiSilvestro Chief Financial Officer
Date: February 25, 2021

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that we, the undersigned directors and officers of Mattel, Inc., do hereby severally constitute and appoint Jonathan Anschell, Tiffani Magri, and Ynon Kreiz, and each of them, our true and lawful attorneys-in-fact and agents, each with full powers of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or any of them, may deem necessary or advisable to enable Mattel, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us, in our names in the capacities indicated below, any and all amendments hereto; and we do each hereby ratify and confirm all that said attorneys-in-fact and agents or their substitutes, or any one of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ YNON KREIZ	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 25, 2021
Ynon Kreiz

/S/ ANTHONY DISILVESTRO	Chief Financial Officer (principal financial officer)	February 25, 2021
Anthony DiSilvestro

/S/ YOON HUGH	Senior Vice President and Corporate Controller (principal accounting officer)	February 25, 2021
Yoon Hugh

/S/ R. TODD BRADLEY	Director	February 25, 2021
R. Todd Bradley

/S/ ADRIANA CISNEROS	Director	February 25, 2021
Adriana Cisneros

/S/ MICHAEL DOLAN	Director	February 25, 2021
Michael Dolan

/S/ DIANA FERGUSON	Director	February 25, 2021
Diana Ferguson

/S/ SOREN LAURSEN	Director	February 25, 2021
Soren Laursen

/S/ ANN LEWNES	Director	February 25, 2021
Ann Lewnes

/S/ ROGER LYNCH	Director	February 25, 2021
Roger Lynch

/S/ DOMINIC NG	Director	February 25, 2021
Dominic Ng

/S/ DR. JUDY OLIAN	Director	February 25, 2021
Dr. Judy Olian

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Credit Losses:
Year Ended December 31, 2020	$18,466	$9,149		$(11,685)	(a)	$15,930
Year Ended December 31, 2019	$21,958	$967		$(4,459)	(a)	$18,466
Year Ended December 31, 2018	$25,378	$40,894		$(44,314)	(a)	$21,958
Income Tax Valuation Allowances:
Year Ended December 31, 2020	$610,560	$63,635	(c)	$(42,281)	(b)	$631,914
Year Ended December 31, 2019	$365,820	$284,629	(c)	$(39,889)	(b)	$610,560
Year Ended December 31, 2018	$580,937	$103,154	(c)	$(318,271)	(b)	$365,820
(a)Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)For the years ended December 31, 2020, 2019, and 2018, the deductions primarily represents projected utilization and write-offs of loss carryforwards and certain deferred tax assets.
(c)For the years ended December 31, 2020, 2019, and 2018, the additions represent increases related to losses and credits without benefit. For the year ended December 31, 2019, the additions also represent an increase related to a deferred tax asset on the transfer of intangible asset rights.