Form 10-Q
period 2021-03-31
MATTEL INC /DE/
filed 2021-04-29
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of April 19, 2021: 348,775,829 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that," and "believes," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond our control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, and in the future may be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of and uncertainty regarding the COVID-19 pandemic (and actions taken in response to it by governments, businesses, and individuals) on our business operations, financial results and financial position and on the global economy, including its impact on our sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (iii) sufficient interest in and demand for the products and entertainment we offer by retail customers and consumers to profitably recover Mattel’s costs; (iv) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (v) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (vi) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vii) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (ix) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel’s retail customers, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings; (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xvii) the impact of other market conditions or third party actions or approvals, including that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel’s products, delay or increase the cost of implementation of Mattel’s programs, or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xix) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xx) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and (xxi) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's 2020 Annual Report on Form 10-K (the "2020 Annual Report on Form 10-K"). Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020	December 31, 2020
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$615,238	$499,407	$762,181
Accounts receivable, net of allowances for credit losses of $13.1 million, $20.9 million and $15.9 million, respectively	680,642	528,522	1,033,966
Inventories	609,835	560,645	514,673
Prepaid expenses and other current assets	187,186	218,516	172,070
Total current assets	2,092,901	1,807,090	2,482,890
Noncurrent Assets
Property, plant, and equipment, net	451,001	519,777	473,794
Right-of-use assets, net	294,819	298,288	291,601
Goodwill	1,392,289	1,382,852	1,393,834
Other noncurrent assets	871,306	796,345	878,970
Total Assets	$5,102,316	$4,804,352	$5,521,089
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$878	$150,000	$969
Accounts payable	361,902	306,440	495,363
Accrued liabilities	689,686	657,254	831,922
Income taxes payable	30,106	12,290	27,125
Total current liabilities	1,082,572	1,125,984	1,355,379
Noncurrent Liabilities
Long-term debt	2,837,732	2,848,924	2,854,664
Noncurrent lease liabilities	255,670	262,631	249,353
Other noncurrent liabilities	452,411	408,930	465,350
Total noncurrent liabilities	3,545,813	3,520,485	3,569,367
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,836,958	1,836,067	1,842,680
Treasury stock at cost: 92.6 million shares, 94.5 million shares and 93.2 million shares, respectively	(2,267,961)	(2,316,110)	(2,282,939)
Retained earnings	1,424,591	1,202,440	1,539,809
Accumulated other comprehensive loss	(961,026)	(1,005,883)	(944,576)
Total stockholders’ equity	473,931	157,883	596,343
Total Liabilities and Stockholders’ Equity	$5,102,316	$4,804,352	$5,521,089

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited; in thousands, except per share amounts)
Net Sales	$874,192	$594,069
Cost of sales	465,188	338,886
Gross Profit	409,004	255,183
Advertising and promotion expenses	74,096	76,282
Other selling and administrative expenses	303,870	328,711
Operating Income (Loss)	31,038	(149,810)
Interest expense	130,482	48,980
Interest (income)	(820)	(2,084)
Other non-operating (income) expense, net	(1,086)	3,023
Loss Before Income Taxes	(97,538)	(199,729)
Provision for income taxes	20,305	11,892
Income from equity method investments	2,625	880
Net Loss	$(115,218)	$(210,741)
Net Loss Per Common Share - Basic	$(0.33)	$(0.61)
Weighted-average number of common shares	349,041	346,867
Net Loss Per Common Share - Diluted	$(0.33)	$(0.61)
Weighted-average number of common and potential common shares	349,041	346,867
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited; in thousands)
Net Loss	$(115,218)	$(210,741)
Other Comprehensive Loss, Net of Tax
Currency translation adjustments	(28,133)	(145,634)
Employee benefit plan adjustments	2,348	3,060
Net unrealized gains on available-for-sale security	1,964	195
Net unrealized gains on derivative instruments:
Unrealized holding gains	4,057	9,190
Reclassification adjustments included in net loss	3,314	(3,210)
	7,371	5,980
Other Comprehensive Loss, Net of Tax	(16,450)	(136,399)
Comprehensive Loss	$(131,668)	$(347,140)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net Loss	$(115,218)	$(210,741)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	36,533	43,654
Amortization	9,514	9,965
Share-based compensation	15,112	14,275
Bad debt expense	237	5,248
Inventory obsolescence	10,892	10,190
Deferred income taxes	1,851	5,210
Income from equity method investments	(2,625)	(880)
Loss on extinguishment of long-term borrowings	83,213	—
(Gain) loss on sale of assets/business, net	(19,735)	1,580
Changes in assets and liabilities:
Accounts receivable	338,305	365,002
Inventories	(135,103)	(109,938)
Prepaid expenses and other current assets	(12,943)	(16,343)
Accounts payable, accrued liabilities, and income taxes payable	(262,635)	(316,291)
Other, net	11,369	24,580
Net cash flows used for operating activities	(41,233)	(174,489)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(18,171)	(11,363)
Purchases of other property, plant, and equipment	(12,119)	(23,943)
Payments of foreign currency forward exchange contracts, net	(3,245)	(46,565)
Proceeds from sale of assets/business	39,208	738
Other, net	653	(24)
Net cash flows provided by (used for) investing activities	6,326	(81,157)
Cash Flows From Financing Activities:
(Payments of) proceeds from short-term borrowings, net	(91)	150,000
Payments of long-term borrowings	(1,287,022)	—
Proceeds from long-term borrowings, net	1,188,000	—
Other, net	(6,592)	(678)
Net cash flows (used for) provided by financing activities	(105,705)	149,322
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(6,331)	(24,297)
Decrease in Cash and Equivalents	(146,943)	(130,621)
Cash and Equivalents at Beginning of Period	762,181	630,028
Cash and Equivalents at End of Period	$615,238	$499,407
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2020	$441,369	$1,842,680	$(2,282,939)	$1,539,809	$(944,576)	$596,343
Net loss	—	—	—	(115,218)	—	(115,218)
Other comprehensive loss, net of tax	—	—	—	—	(16,450)	(16,450)
Issuance of treasury stock for stock option exercises	—	(803)	1,913	—	—	1,110
Issuance of treasury stock for restricted stock units vesting	—	(20,031)	13,065	—	—	(6,966)
Share-based compensation	—	15,112	—	—	—	15,112
Balance, March 31, 2021	$441,369	$1,836,958	$(2,267,961)	$1,424,591	$(961,026)	$473,931

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2019	$441,369	$1,825,569	$(2,318,921)	$1,413,181	$(869,484)	$491,714
Net loss	—	—	—	(210,741)	—	(210,741)
Other comprehensive loss, net of tax	—	—	—	—	(136,399)	(136,399)
Issuance of treasury stock for restricted stock units vesting	—	(3,777)	2,811	—	—	(966)
Share-based compensation	—	14,275	—	—	—	14,275
Balance, March 31, 2020	$441,369	$1,836,067	$(2,316,110)	$1,202,440	$(1,005,883)	$157,883
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
The December 31, 2020 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in the 2020 Annual Report on Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2.     Accounts Receivable
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $13.1 million, $20.9 million, and $15.9 million as of March 31, 2021, March 31, 2020, and December 31, 2020, respectively.
3.     Inventories
Inventories include the following:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Raw materials and work in process	$119,417	$107,880	$110,010
Finished goods	490,418	452,765	404,663
	$609,835	$560,645	$514,673
4.     Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Land	$22,029	$24,856	$24,913
Buildings	312,114	297,910	335,407
Machinery and equipment	764,276	769,761	772,349
Software	345,477	367,143	344,268
Tools, dies, and molds	603,817	719,615	607,915
Leasehold improvements	119,828	179,872	131,578
	2,167,541	2,359,157	2,216,430
Less: accumulated depreciation	(1,716,540)	(1,839,380)	(1,742,636)
	$451,001	$519,777	$473,794

During the three months ended March 31, 2021, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million. The assets sold were previously designated as held for sale, and included within property, plant, and equipment, net in the consolidated balance sheets as of December 31, 2020 and March 31, 2020.
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
The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2021 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact. During the three months ended March 31, 2021, Mattel sold its arts, crafts, and stationery business resulting in a reduction of goodwill of approximately $2 million.

	December 31, 2020	Dispositions	Currency Exchange Rate Impact	March 31, 2021
	(In thousands)
North America	$733,401	$(1,290)	$259	$732,370
International	452,862	(1,056)	542	452,348
American Girl	207,571	—	—	207,571
	$1,393,834	$(2,346)	$801	$1,392,289
6.     Other Noncurrent Assets
Other noncurrent assets include the following:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Identifiable intangible assets (net of accumulated amortization of $296.4 million, $258.0 million, and $286.9 million, respectively)	$509,844	$534,044	$518,190
Deferred income taxes	71,157	62,674	72,682
Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three months ended March 31, 2021 and 2020.
7.     Accrued Liabilities
Accrued liabilities include the following:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Incentive compensation	$143,414	$135,833	$126,601
Advertising and promotion	78,755	71,563	163,181
Current lease liabilities	73,155	78,247	79,540
Royalties	24,191	22,701	54,442

8.     Seasonal Financing
On December 20, 2017, Mattel entered into a syndicated facility agreement, which was subsequently amended in 2018, 2019, and 2021 (as amended, the "Credit Agreement"), as a borrower (in such capacity, the "Borrower") and guarantor thereunder, along with certain of the Borrower's domestic and foreign subsidiaries as additional borrowers and/or guarantors thereunder.
On March 19, 2021, Mattel entered into the fourth amendment to the Credit Agreement, which amended certain terms, including, but not limited to, certain components of the borrowing base, a reduction of the aggregate principal commitments of the senior secured revolving credit facilities (the "senior secured revolving credit facilities") from $1.60 billion to $1.40 billion, and an extension of the maturity date from November 18, 2022 to March 19, 2024.
The senior secured revolving credit facilities consist of (i) an asset based lending facility with aggregate commitments up to $1.11 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and certain of its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, as well as (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. borrowers under the Credit Agreement, and certain equity interests in the borrower and guarantor subsidiaries under the Credit Agreement.
Borrowings under the senior secured revolving credit facilities (i) are limited by jurisdiction-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, eligible inventory and certain fixed assets and intellectual property, as applicable, minus the amount of any applicable reserves, and (ii) bear interest at a floating rate, which can be either, at the Borrower's option, (a) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% per annum or (b) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum, in each case, such applicable margins to be determined based on the Borrower's average borrowing availability remaining under the senior secured revolving credit facilities.
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
Mattel had no borrowings under the senior secured revolving credit facilities as of March 31, 2021, $150.0 million of borrowings as of March 31, 2020, and no borrowings under the senior secured revolving credit facilities as of December 31, 2020. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $11 million, $13 million, and $11 million as of March 31, 2021, March 31, 2020, and December 31, 2020, respectively.
As of March 31, 2021, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
9.     Long-Term Debt
Long-term debt includes the following:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2017/2018 Senior Notes due December 2025	275,000	1,500,000	1,500,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	—	—
2021 Senior Notes due April 2029	600,000	—	—
Debt issuance costs and debt discount	(37,268)	(51,076)	(45,336)
	$2,837,732	$2,848,924	$2,854,664

On March 19, 2021, Mattel issued (i) $600 million aggregate principal amount of 3.375% Senior Notes due 2026 (the "2026 Notes") and (ii) $600 million aggregate principal amount of 3.750% Senior Notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes"). The 2026 Notes will mature on April 1, 2026 and the 2029 Notes will mature on April 1, 2029, unless earlier redeemed in accordance with their respective terms. The Notes are guaranteed by Mattel’s existing and, subject to certain exceptions, future wholly owned domestic restricted subsidiaries that guarantee Mattel’s senior secured revolving credit facilities or certain other indebtedness.
The net proceeds from the offering, together with cash on hand, were used to redeem $1,225 million in aggregate principal amount of Mattel’s outstanding 6.750% Senior Notes due December 2025 (the "2025 Notes") and pay related prepayment premiums and transaction fees and expenses. As a result of the partial redemption of the 2025 Notes, Mattel incurred a loss on extinguishment of $83.2 million, comprised of $62.0 million of prepayment premium costs and a $21.2 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations. Following completion of the partial redemption of the 2025 Notes, $275 million aggregate principal amount of the 2025 Notes remains outstanding.
10.     Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Benefit plan liabilities	$221,345	$205,694	$225,957
Noncurrent income tax payable	72,252	70,902	71,342
Deferred income tax liability	60,929	54,896	60,892
11.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended March 31, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	4,057	1,964	(67)	(28,133)	(22,179)
Amounts reclassified from accumulated other comprehensive loss	3,314	—	2,415	—	5,729
Net increase (decrease) in other comprehensive income (loss)	7,371	1,964	2,348	(28,133)	(16,450)
Accumulated Other Comprehensive Loss, Net of Tax, as of March 31, 2021	$(7,998)	$(5,558)	$(184,506)	$(762,964)	$(961,026)

	For the Three Months Ended March 31, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive income (loss) before reclassifications	9,190	195	1,702	(145,634)	(134,547)
Amounts reclassified from accumulated other comprehensive loss	(3,210)	—	1,358	—	(1,852)
Net increase (decrease) in other comprehensive income (loss)	5,980	195	3,060	(145,634)	(136,399)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2020	$17,021	$(8,065)	$(166,797)	$(848,042)	$(1,005,883)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2021	March 31, 2020	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange and other contracts	$(3,206)	$3,193	Cost of sales
Tax effect of net (loss) gain	(108)	17	Provision for income taxes
	$(3,314)	$3,210	Net loss
Employee Benefit Plans
Amortization of prior service credit (a)	$398	$466	Other non-operating income/expense, net
Recognized actuarial loss (a)	(2,783)	(2,340)	Other non-operating income/expense, net
	(2,385)	(1,874)
Tax effect of net (loss) gain	(30)	516	Provision for income taxes
	$(2,415)	$(1,358)	Net loss
_______________________________________
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Currency translation adjustments resulted in a net loss of $28.1 million for the three months ended March 31, 2021, primarily due to the weakening of the Brazilian real, Mexican peso, Euro, and Turkish lira against the U.S. dollar. Currency translation adjustments resulted in a net loss of $145.6 million for the three months ended March 31, 2020, primarily due to the weakening of the Mexican peso, Russian ruble, Brazilian real, and British pound sterling against the U.S. dollar.

12.     Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income (loss) in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, Australian dollar, British pound sterling, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the three months ended March 31, 2021.
Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020	Statements of Operations Classification
	(In thousands)
Currency transaction (losses) gains	$(13,791)	$224	Operating income/loss
Currency transaction (losses)	(3,308)	(832)	Other non-operating income/expense, net
Currency transaction (losses), net	$(17,099)	$(608)
13.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (loss) ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of March 31, 2021, March 31, 2020, and December 31, 2020, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of $951.5 million, $1.37 billion, and $855.0 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2021	March 31, 2020	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$4,534	$21,121	$3,641
Foreign currency forward exchange and other contracts	Other noncurrent assets	1,250	2,525	50
Total derivatives designated as hedging instruments		$5,784	$23,646	$3,691
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$2,050	$13,811	$1,982
Foreign currency forward exchange and other contracts	Other noncurrent assets	—	—	38
Total derivatives not designated as hedging instruments		$2,050	$13,811	$2,020
		$7,834	$37,457	$5,711

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2021	March 31, 2020	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$11,009	$6,841	$20,330
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	808	2,507	4,361
Total derivatives designated as hedging instruments		$11,817	$9,348	$24,691
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$5,487	$1,594	$803
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	224	—
Total derivatives not designated as hedging instruments		$5,487	$1,818	$803
		$17,304	$11,166	$25,494

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Three Months Ended
	March 31, 2021	March 31, 2020	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains recognized in OCI	$4,057	$9,190
Amount of (losses) gains reclassified from accumulated OCI to consolidated statements of operations	(3,314)	3,210	Cost of sales
The net (losses) gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three months ended March 31, 2021 and 2020, respectively, were offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Three Months Ended
	March 31, 2021	March 31, 2020	Statements of Operations Classification
	(In thousands)
Amount of net loss recognized in the Statements of Operations
Foreign currency forward exchange and other contract (losses)	$(8,636)	$(38,369)	Other non-operating income/expense, net
Foreign currency forward exchange and other contract gains	639	—	Cost of sales
	$(7,997)	$(38,369)
The net losses recognized in the consolidated statements of operations during the three months ended March 31, 2021 and 2020, respectively, were offset by foreign currency transaction gains and losses on the related hedged balances.
14.     Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2021, March 31, 2020, and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel's financial assets and liabilities include the following:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$7,834	$—	$7,834
Available-for-sale (b)	6,232	—	—	6,232
Total assets	$6,232	$7,834	$—	$14,066
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$17,304	$—	$17,304

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$37,457	$—	$37,457
Available-for-sale (b)	3,725	—	—	3,725
Total assets	$3,725	$37,457	$—	$41,182
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$11,166	$—	$11,166

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$5,711	$—	$5,711
Available-for-sale (b)	4,268	—	—	4,268
Total assets	$4,268	$5,711	$—	$9,979
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$25,494	$—	$25,494
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
The estimated fair value of Mattel's long-term debt was $3.05 billion (compared to a carrying value of $2.88 billion) as of March 31, 2021, $2.77 billion (compared to a carrying value of $2.90 billion) as of March 31, 2020, and $3.11 billion (compared to a carrying value of $2.90 billion) as of December 31, 2020. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

15.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands, except per share amounts)
Basic:
Net loss	$(115,218)	$(210,741)
Weighted-average number of common shares	349,041	346,867
Basic net loss per common share	$(0.33)	$(0.61)

Diluted:
Net loss	$(115,218)	$(210,741)
Weighted-average number of common shares	349,041	346,867
Dilutive stock options and restricted stock units ("RSUs") (a)	—	—
Weighted-average number of common and potential common shares	349,041	346,867
Diluted net loss per common share	$(0.33)	$(0.61)
 _______________________________________
(a)Mattel was in a net loss position for the three months ended March 31, 2021 and 2020, and, accordingly, all outstanding nonqualified stock options and RSUs were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
16.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2020 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Service cost	$1,293	$1,109
Interest cost	2,540	3,781
Expected return on plan assets	(4,627)	(4,921)
Amortization of prior service cost	111	43
Recognized actuarial loss	2,785	2,359
	$2,102	$2,371
A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Interest cost	$19	$35
Amortization of prior service credit	(509)	(509)
Recognized actuarial gain	(2)	(19)
	$(492)	$(493)

During the three months ended March 31, 2021, Mattel made cash contributions totaling approximately $1 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2021, Mattel expects to make additional cash contributions of approximately $16 million.
17.     Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments" in the 2020 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance awards, dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than ten years from the date of grant. Stock options, RSUs, and performance awards generally provide for vesting over, or at the end of, a period of three years from the date of grant.
As of March 31, 2021, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2019–December 31, 2021 performance cycle, (ii) a January 1, 2020–December 31, 2022 performance cycle, and (iii) a January 1, 2021–December 31, 2023 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards is as follows:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Stock option compensation expense	$2,783	$3,131
RSU compensation expense	6,357	7,361
Performance award compensation expense	5,972	3,783
	$15,112	$14,275
As of March 31, 2021, total unrecognized compensation expense related to unvested share-based payments totaled $79.0 million and is expected to be recognized over a weighted-average period of 2.0 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. For the three months ended March 31, 2021, cash received for stock option exercises was $1.3 million. For the three months ended March 31, 2020, no cash was received for stock option exercises.
18.     Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Design and development	$43,981	$44,628
Identifiable intangible asset amortization	9,514	9,965
19.     Restructuring Charges
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

In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Cost of sales (a)	$1,932	$3,057
Other selling and administrative expenses (b)	5,710	2,746
	$7,642	$5,803
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
The following table summarizes Mattel's severance and other restructuring charges activity related to the Program for the three months ended March 31, 2021:

	Liability at December 31, 2020	Charges (a)	Payments/Utilization	Liability at March 31, 2021
	(In thousands)
Severance	$5,294	$4,342	$(1,405)	$8,231
Other restructuring charges	30	3,300	(3,071)	259
	$5,324	$7,642	$(4,476)	$8,490
 _______________________________________
(a)Other restructuring charges consist primarily of charges associated with the consolidation of manufacturing facilities.
As of March 31, 2021, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $58 million, which include approximately $17 million of non-cash charges. Furthermore, cumulatively, in conjunction with previous actions taken under the Program, total expected cash expenditures are approximately $140 to $165 million and total non-cash charges are $40 to $45 million.
During the three months ended March 31, 2021, in conjunction with the Program, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.
Other Cost Savings Actions
During the three months ended March 31, 2020, Mattel recorded severance charges of approximately $5 million, primarily related to actions taken to further streamline its organizational structure.
20.     Income Taxes
Mattel's provision for income taxes was $20.3 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, Mattel recognized a net discrete tax expense of $7.3 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions and an expense for reassessments of prior year's tax liabilities. During the three months ended March 31, 2020, Mattel recognized a net discrete tax expense of $6.4 million primarily related to an expense for reassessments of prior years' tax liabilities and income taxes recorded on a discrete basis in various jurisdictions. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three months ended March 31, 2021 and 2020.

Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realized. Mattel maintains a valuation allowance on its deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of a portion of these deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount, if any, of the valuation allowance release are subject to change depending on the level of earnings that Mattel is able to achieve in the tax jurisdictions in which a valuation allowance has been recorded.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $31.6 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
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
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. On January 27, 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of March 31, 2021, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.

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

Forty-nine additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to fifty-three children. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
In addition, a stockholder has filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action are certain of Mattel's current and former officers and directors. In August 2020, the derivative action was stayed pending further developments in the class action lawsuits.
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
In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel's current and former officers and directors, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the derivative actions were consolidated and stayed pending further developments in the class action lawsuits.

The lawsuits seek unspecified compensatory damages, attorneys' fees, expert fees, costs and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

Mattel has also received subpoenas from the Securities and Exchange Commission (the "SEC"), seeking documents related to the whistleblower letter and subsequent investigation, and is responding to those subpoenas. Mattel is also responding to requests from the United States Attorney's Office for the Southern District of New York ("SDNY") related to this matter. Mattel cannot predict the eventual scope, duration or outcome of potential legal action by the SEC or SDNY, if any, or whether any such action could have a material impact on Mattel's financial condition, results of operations or cash flows.
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
The following tables present information regarding net sales, operating income (loss), and assets by segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. Effective as of the first quarter of 2021, operating income by segment reviewed by the Chief Operating Decision Maker does not include certain corporate expenses which were historically allocated by segment. The prior period presentation of operating income by segment has been conformed to the current period's presentation.

It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Net Sales by Segment
North America	$479,660	$287,553
International	349,354	269,356
American Girl	45,178	37,160
Net sales	$874,192	$594,069

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Operating Income (Loss) by Segment
North America (a)	$123,374	$13,985
International (a)	35,170	(28,861)
American Girl	(9,831)	(17,441)
	148,713	(32,317)
Corporate and other expense (b)	(117,675)	(117,493)
Operating income (loss)	31,038	(149,810)
Interest expense	130,482	48,980
Interest (income)	(820)	(2,084)
Other non-operating (income) expense, net	(1,086)	3,023
Loss before income taxes	$(97,538)	$(199,729)
_______________________________________
(a)Operating income (loss) included severance and restructuring expenses of $1.9 million and $3.1 million, for the three months ended March 31, 2021, and 2020, respectively, which were allocated to the North America and International segments.
(b)Corporate and other expense included severance and restructuring charges of $5.7 million and $7.5 million, for the three months ended March 31, 2021, and 2020, respectively. Corporate and other expense also included expenses related to inclined sleeper product recall litigation of $5.3 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively, and incentive and share-based compensation for all periods presented.
Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	March 31, 2021	March 31, 2020	December 31, 2020
	(In thousands)
Assets by Segment
North America	$585,221	$480,738	$664,696
International	520,717	455,918	713,650
American Girl	46,956	36,427	40,290
	1,152,894	973,083	1,418,636
Corporate and other	137,583	116,084	130,003
Accounts receivable and inventories, net	$1,290,477	$1,089,167	$1,548,639

Geographic Information
The table below presents information by geographic area. Net sales are attributed to countries based on location of the customer.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Net Sales by Geographic Area
North America	$524,838	$324,713
International
EMEA	238,169	173,323
Latin America	56,278	51,275
Asia Pacific	54,907	44,758
Total International	349,354	269,356
Net sales	$874,192	$594,069
23.     New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify the accounting for other areas of Topic 740 by clarifying and amending existing guidance. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries are applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The amendments related to franchise taxes that are partially based on income are applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. All other amendments are applied on a prospective basis. Mattel adopted ASU 2019-12 on January 1, 2021. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020- 04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. Mattel is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
In the discussion that follows, "Mattel" refers to Mattel, Inc. and/or one or more of its subsidiaries.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q. Mattel's business is seasonal with consumers making a large percentage of all toy purchases during the traditional holiday season; therefore, results of operations are most comparable to corresponding periods.
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
Effective as of the first quarter of 2021, operating income by segment reviewed by the Chief Operating Decision Maker does not include certain corporate expenses which were historically allocated by segment. The prior period presentation of operating income by segment has been conformed to the current period's presentation.
Note that amounts shown in millions within this Item 2 may not sum due to rounding.
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
Mattel is the owner of a portfolio of iconic brands and partners with global entertainment companies to license other intellectual property. Mattel's owned and licensed brands and products are organized into the following categories:
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

Vehicles—including brands such as Hot Wheels, Matchbox, CARS (Disney Pixar), and Mario Kart (Nintendo). In production for over 50 years, Hot Wheels continues to push the limits of performance and design, and ignites the challenger spirit of kids, adults, and collectors. From die-cast vehicles, to tracks, playsets, and accessories, the Mattel vehicles portfolio has broad appeal that engages and excites kids of all ages.
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
COVID-19 Update
The impact of the coronavirus disease ("COVID-19") and the actions taken by governments, businesses, and individuals in response to it have resulted in significant global economic disruption, including, but not limited to, temporary business closures, reduced retail traffic, volatility in financial markets, and restrictions on travel.
Strong consumer demand for toys during the first quarter of 2021 contributed to double digit year-over-year increases in net sales across all reportable segments and in each geographic region, despite COVID-19 disruption and local restrictions that impacted certain locations. Mattel’s first quarter of 2020 results and net sales were significantly and negatively impacted by COVID-19.
Mattel's manufacturing and distribution network was fully operational as of March 31, 2021. To the extent COVID-19 causes manufacturing and distribution disruption, particularly during seasonally-high periods of production and/or distribution, Mattel’s ability to meet demand may be materially impacted.  Due to the uncertainty of the duration and severity of the pandemic and resulting effects, it is not possible to estimate the extent of such impact.
Prolonged disruption to Mattel’s customers, supply chain, or other critical operations would result in material adverse effects to Mattel’s business and its liquidity.  The future impact of COVID-19 on Mattel’s results of operations, financial position, and cash flows remains uncertain at this time due to rapidly evolving circumstances.  Mattel is closely monitoring the situation and actively managing its business as developments occur. Refer to Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The specific line items that have been materially affected by these impacts of COVID-19 are noted within "Results of Operations–First Quarter" below.  In addition to the impacts of COVID-19 discussed below, it is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business.

Results of Operations—First Quarter
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the first quarter of 2021 and 2020:

	For the Three Months Ended				Year/Year Change
	March 31, 2021		March 31, 2020
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$874.2	100.0%	$594.1	100.0%	47%	—
Gross profit	$409.0	46.8%	$255.2	43.0%	60%	380
Advertising and promotion expenses	74.1	8.5%	76.3	12.8%	-3%	(430)
Other selling and administrative expenses	303.9	34.8%	328.7	55.3%	-8%	(2,050)
Operating income (loss)	31.0	3.6%	(149.8)	-25.2%	n/m	2,880
Interest expense	130.5	14.9%	49.0	8.2%	166%	670
Interest (income)	(0.8)	-0.1%	(2.1)	-0.4%	-61%	30
Other non-operating (income) expense, net	(1.1)		3.0
Loss before income taxes	(97.5)	-11.2%	(199.7)	-33.6%	-51%	2,240
Provision for income taxes	20.3		11.9
Income from equity method investments	2.6		0.9
Net Loss	$(115.2)	-13.2%	$(210.7)	-35.5%	-45%	2,230
n/m - Not Meaningful
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2021	March 31, 2020
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$381.3	$225.9	69%	1%
Infant, Toddler, and Preschool	183.2	140.3	31%	2%
Vehicles	215.4	185.7	16%	1%
Action Figures, Building Sets, and Games	199.2	118.1	69%	3%
Gross Billings	$979.0	$670.0	46%	1%
Sales Adjustments	(104.8)	(75.9)
Net Sales	$874.2	$594.1	47%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$276.2	$147.5	87%	1%
Hot Wheels	184.6	158.6	16%	—%
Fisher-Price and Thomas & Friends	171.6	128.8	33%	1%
Other	346.6	235.1	47%	1%
Gross Billings	$979.0	$670.0	46%	1%

Gross billings were $979.0 million in the first quarter of 2021, an increase of $309.0 million or 46%, as compared to $670.0 million in the first quarter of 2020, with a favorable impact from changes in currency exchange rates of one percentage point. The increase in first quarter of 2021 gross billings was primarily driven by higher billings of Dolls and Action Figures, Building Sets, Games, and Other.
Dolls gross billings increased 69%, of which 57% was due to higher billings of Barbie products, driven by positive brand momentum and point of sale demand ("POS") and 4% was due to higher billings of American Girl products.
Infant, Toddler, and Preschool gross billings increased 31%, all of which was due to higher billings of Fisher-Price and Thomas & Friends products, primarily driven by higher billings of infant and newborn products.
Vehicles gross billings increased 16%, of which 14% was due to higher billings of Hot Wheels products, driven by positive brand momentum and POS.
Action Figures, Building Sets, Games, and Other gross billings increased 69% due to higher billings from the following products: 15% from initial billings of Masters of the Universe, 15% from Jurassic World, 9% from WWE, 9% from plush, 8% from MEGA, and 7% from UNO.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments as a percentage of net sales was relatively consistent at 12.0% for the first quarter of 2021, as compared to 12.8% for the first quarter of 2020.
Cost of Sales
Cost of sales as a percentage of net sales was 53.2% in the first quarter of 2021, as compared to 57.0% in the first quarter of 2020. Cost of sales increased by $126.3 million, or 37%, to $465.2 million in the first quarter of 2021 from $338.9 million in the first quarter of 2020, as compared to a 47% increase in net sales. Within cost of sales, product and other costs increased by $110.4 million, or 41%, to $380.0 million in the first quarter of 2021 from $269.6 million in the first quarter of 2020; freight and logistics expenses increased by $11.6 million, or 25%, to $57.4 million in the first quarter of 2021 from $45.8 million in the first quarter of 2020; and royalty expense increased by $4.3 million, or 18%, to $27.8 million in the first quarter of 2021 from $23.5 million in the first quarter of 2020. Within cost of sales, certain inbound freight costs were previously classified as freight and logistics costs. Mattel reclassified such inbound freight costs from freight and logistics expenses to present all inbound freight costs within product and other costs for the periods and segments presented.
Gross Margin
Gross margin increased to 46.8% in the first quarter of 2021 from 43.0% in the first quarter of 2020. The increase in gross margin was primarily driven by the favorable impact of fixed cost absorption and incremental realized savings from the cost savings programs, partially offset by input cost inflation due to higher raw material costs.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 8.5% in the first quarter of 2021 from 12.8% in the first quarter of 2020, primarily as a result of a slight decrease in advertising and promotion expense as compared to a 47% increase in net sales.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $303.9 million, or 34.8% of net sales, in the first quarter of 2021, as compared to $328.7 million, or 55.3% of net sales, in the first quarter of 2020. The decrease in other selling and administrative expenses was primarily driven by a $15.8 million gain on sale of long-lived assets and incremental realized savings from the cost savings programs, partially offset by higher employee compensation costs.

Interest expense
Interest expense was $130.5 million for the first quarter of 2021, as compared to $49.0 million for the first quarter of 2020. The increase in interest expense was due to a loss on extinguishment of $83.2 million as a result of the partial redemption of the 2017/2018 Senior Notes due December 2025 in the first quarter of 2021.
Provision for Income Taxes
Mattel's provision for income taxes was $20.3 million and $11.9 million for the first quarter of 2021 and 2020, respectively. Mattel recognized net discrete tax expense of $7.3 million and $6.4 million for the first quarter of 2021 and 2020, respectively, primarily related to income taxes recorded on a discrete basis in various jurisdictions and an expense for reassessments of prior years' tax liabilities. As a result of the establishment of a valuation allowance on U.S. deferred tax assets, there was no U.S. tax benefit provided for U.S. losses during the first quarter of 2021 and 2020.
Mattel recorded a valuation allowance against certain domestic and foreign deferred tax assets as of both December 31, 2020 and March 31, 2021. Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realized. Mattel maintains a valuation allowance on its deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Given Mattel's improved earnings for the year ended December 31, 2020 and quarter ended March 31, 2021, and if, Mattel's earnings continue to improve in the future, Mattel believes that there is a reasonable possibility that in the near term, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance related to certain foreign jurisdictions will no longer be needed. Release of the valuation allowance would result in the recognition of a portion of these deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount, if any, of the valuation allowance release are subject to change depending on the level of earnings that Mattel is able to achieve in the tax jurisdictions in which a valuation allowance has been recorded.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2021	March 31, 2020
	(In millions, except percentage information)
Net Sales	$479.7	$287.6	67%	1%
Segment Income	123.4	14.0	782%

Gross Billings by Categories
Dolls	$176.2	$73.9	138%	—%
Infant, Toddler, and Preschool	108.6	76.6	42%	1%
Vehicles	109.8	88.7	24%	1%
Action Figures, Building Sets, Games, and Other	117.2	66.5	76%	1%
Gross Billings	$511.8	$305.8	67%	—%
Sales Adjustments	(32.1)	(18.2)
Net Sales	$479.7	$287.6	67%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$156.9	$67.8	132%	1%
Hot Wheels	92.7	74.1	25%	—%
Fisher-Price and Thomas & Friends	100.9	69.9	44%	—%
Other	161.3	94.0	72%	1%
Gross Billings	$511.8	$305.8	67%	—%
Gross billings for the North America segment were $511.8 in the first quarter of 2021, an increase of $206.0 million, or 67%, as compared to $305.8 million in the first quarter of 2020. The increase in the North America segment gross billings was primarily driven by higher billings of Dolls and Action Figures, Building Sets, Games, and Other.
Dolls gross billings increased 138%, of which 120% was due to higher billings of Barbie products, primarily driven by positive brand momentum and POS, and 10% was due to initial billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 42%, of which 41% was due to increased billings of Fisher-Price and Thomas & Friends products, primarily driven by higher billings of infant and newborn products.
Vehicles gross billings increased 24%, of which 21% was due to higher billings of Hot Wheels products, primarily driven by positive brand momentum and POS.
Action Figures, Building Sets, Games, and Other gross billings increased 76% due to higher billings from the following products: 16% from initial billings of Masters of the Universe, 15% from Jurassic World, 13% from plush, 12% from WWE, 10% from MEGA, and 6% from UNO.
Sales adjustments as a percentage of net sales was relatively consistent at 6.7% for the first quarter of 2021, as compared to 6.3% for the first quarter of 2020.
Cost of sales increased 47% in the first quarter of 2021, as compared to a 67% increase in net sales, primarily due to higher product and other costs. Gross margin in the first quarter of 2021 increased primarily due to the favorable impact of fixed cost absorption and incremental realized savings from the cost savings programs, partially offset by input cost inflation. North America segment income was $123.4 million in the first quarter of 2021, as compared to segment income of $14.0 million in the first quarter of 2020; the improvement was primarily due to higher gross profit.

International Segment
The following table provides a summary of Mattel's net sales, segment income (loss), and gross billings by categories, along with supplemental information by brand, for the International segment for the first quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2021	March 31, 2020
	(In millions, except percentage information)
Net Sales	$349.4	$269.4	30%	3%
Segment Income (Loss)	35.2	(28.9)	n/m

Gross Billings by Categories
Dolls	$158.7	$113.9	39%	1%
Infant, Toddler, and Preschool	74.6	63.8	17%	3%
Vehicles	105.5	96.9	9%	2%
Action Figures, Building Sets, Games, and Other	82.0	51.5	59%	6%
Gross Billings	$420.9	$326.1	29%	3%
Sales Adjustments	(71.6)	(56.8)
Net Sales	$349.4	$269.4	30%	3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$119.3	$79.7	50%	3%
Hot Wheels	91.9	84.5	9%	1%
Fisher-Price and Thomas & Friends	70.7	58.8	20%	2%
Other	139.0	103.1	35%	4%
Gross Billings	$420.9	$326.1	29%	3%
n/m - Not Meaningful
Gross billings for the International segment were $420.9 million in the first quarter of 2021, an increase of $94.8 million, or 29%, as compared to $326.1 million in the first quarter of 2020, with a favorable impact from changes in currency exchange rates of three percentage points. The increase in the International segment gross billings was primarily due to higher billings of Dolls and Action Figures, Building Sets, Games, and Other.
Dolls gross billings increased 39%, of which 34% was due to higher billings of Barbie products, primarily driven by positive brand momentum and POS.
Infant, Toddler, and Preschool gross billings increased 17%, of which 19% was driven by higher billings of Fisher-Price and Thomas & Friends products, primarily driven by higher billings of infant and newborn products. This was partially offset by lower billings of other owned brands products of 2%.
Vehicles gross billings increased 9%, of which 8% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 59% due to higher billings from the following products: 15% from Jurassic World, 12% from initial billings of Masters of the Universe, 8% from UNO, 6% from MEGA, and 6% from WWE.
Sales adjustments as a percentage of net sales was relatively consistent at 20.5% for the first quarter of 2021, as compared to 21.1% for the first quarter of 2020.
Cost of sales increased 19% in the first quarter of 2021, as compared to a 30% increase in net sales, primarily due to higher product and other costs. Gross margin in the first quarter of 2021 increased primarily due to the favorable impact of fixed cost absorption and incremental realized savings from the cost savings programs, partially offset by input cost inflation. International segment income was $35.2 million in the first quarter of 2021, as compared to a segment loss of $28.9 million in the first quarter of 2020; the improvement was primarily due to higher gross profit.

American Girl Segment
The following table provides a summary of Mattel's net sales, segment loss, and gross billings for the American Girl segment for the first quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2021	March 31, 2020
	(In millions, except percentage information)
Net Sales	$45.2	$37.2	22%	—%
Segment Loss	(9.8)	(17.4)	-44%	—%

American Girl Segment
Total Gross Billings	$46.3	$38.1	22%	—%
Sales Adjustments	(1.1)	(0.9)
Total Net Sales	$45.2	$37.2	22%	—%
Gross billings for the American Girl segment were $46.3 million in the first quarter of 2021, an increase of $8.2 million, or 22%, as compared to $38.1 million in the first quarter of 2020. The increase in American Girl gross billings was primarily due to higher direct-to-consumer channel billings, partially offset by lower billings in proprietary retail channels.
Sales adjustments as a percentage of net sales was consistent at 2.5% for the first quarter of 2021 and 2020.
Cost of sales increased 21% in the first quarter of 2021, as compared to a 22% increase in net sales, primarily due to higher product and other costs and higher freight and logistics expenses. Gross margin in the first quarter of 2021 increased slightly due to incremental realized savings from cost savings programs, substantially offset by increased freight and logistics expenses due to higher direct-to-consumer channel sales. American Girl segment loss was $9.8 million in the first quarter of 2021, as compared to segment loss of $17.4 million in the first quarter of 2020. This improvement was primarily driven by higher gross profit and lower selling and administrative expenses due to the permanent closure of certain retail stores and renegotiated lease terms for certain retail stores.
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
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(In millions)
Cost of sales (a)	$1.9	$3.1
Other selling and administrative expenses (b)	5.7	2.7
	$7.6	$5.8
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment income (loss) in "Note 22 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 22 to the Consolidated Financial Statements—Segment Information."
As of March 31, 2021, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $58 million , which include approximately $17 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $102 million, primarily within gross profit, as of March 31, 2021 in connection with the Program.
During the three months ended March 31, 2021, in conjunction with the Program, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.
Other Cost Savings Actions
During the three months ended March 31, 2020, Mattel recorded severance charges of approximately $5 million, primarily related to actions taken to further streamline its organizational structure.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include investing and financing activities such as capital expenditures and debt service. Of Mattel's $615.2 million in cash and equivalents at March 31, 2021, approximately $588.3 million was held by foreign subsidiaries.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its senior secured revolving credit facilities covenants, or deterioration of Mattel's credit ratings. As discussed under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" of this Quarterly Report on Form 10-Q, many of the aforementioned factors have been and may be adversely affected by COVID-19. However, based on Mattel’s current business plan and factors known to date, including the currently known impacts of COVID-19, it is expected that existing cash and equivalents, cash flows from operations, availability under the senior secured credit revolving facilities, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.

Consistent with prior periods, Mattel intends to utilize its senior secured revolving credit facilities to meet its short-term liquidity needs. At March 31, 2021, Mattel had no outstanding borrowings under the senior secured revolving credit facilities and approximately $11 million in outstanding letters of credit under the senior secured revolving credit facilities.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers' financial condition and their liquidity in order to mitigate Mattel's accounts receivable collectability risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel's future contributions to these plans.
Mattel's business has been impacted by COVID-19. Refer to Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update" for further discussion regarding the impact and potential impacts of COVID-19 on Mattel’s business.
Cash Flow Activities
Cash flows used for operating activities were $41.2 million in the first quarter of 2021, as compared to $174.5 million in the first quarter of 2020. The decrease in cash flows used for operating activities was primarily due to lower net loss, excluding the impact of non-cash charges.
Cash flows provided by investing activities were $6.3 million in the first quarter of 2021, as compared to cash flows used by investing activities of $81.2 million in the first quarter of 2020. The change in cash flows from investing activities was primarily driven by proceeds from the disposal of assets and a business of $39.2 million in the first quarter of 2021 and lower payments on foreign currency forward exchange contracts.
Cash flows used for financing activities were $105.7 million in the first quarter of 2021, as compared to cash flows provided by financing activities of $149.3 million in the first quarter of 2020. The change in cash flows from financing activities was driven primarily by the partial redemption of the 2017/2018 Senior Notes due December 2025 in the first quarter of 2021 and proceeds from short-term borrowings of $150.0 million in the first quarter of 2020.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.

Financial Position
Mattel's cash and equivalents decreased $146.9 million to $615.2 million at March 31, 2021, as compared to $762.2 million at December 31, 2020, due to seasonal working capital usage, the partial redemption of the 2017/2018 Senior Notes due December 2025, and capital expenditures. The decreases were partially offset by improved results of operations, excluding the impact of non-cash charges and proceeds from the disposal of assets and a business during the first quarter of 2021. Mattel's cash and equivalents increased $115.8 million to $615.2 million at March 31, 2021, as compared to $499.4 million at March 31, 2020, primarily due to cash flows from operating activities in the trailing twelve months, partially offset by capital expenditures, the partial redemption of the 2017/2018 Senior Notes due December 2025 in the first quarter of 2021 and repayment of short-term borrowings of $150.0 million outstanding as of March 31, 2020.
Accounts receivable decreased $353.3 million to $680.6 million at March 31, 2021, as compared to $1.03 billion at December 31, 2020, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable increased $152.1 million to $680.6 million at March 31, 2021, as compared to $528.5 million at March 31, 2020, primarily due to higher net sales in the first quarter of 2021. Net sales in the first quarter of 2020 were negatively impacted by COVID-19.
Inventory increased $95.2 million to $609.8 million at March 31, 2021, as compared to $514.7 million at December 31, 2020, primarily due to seasonal inventory build. Inventory increased $49.2 million to $609.8 million at March 31, 2021, as compared to $560.6 million at March 31, 2020, due to increased production for higher anticipated sales in the second quarter of 2021 and the impact of foreign exchange.
Accounts payable and accrued liabilities decreased $275.7 million to $1.05 billion at March 31, 2021, as compared to $1.33 billion at December 31, 2020 due to seasonal declines in expenditure levels. Accounts payable and accrued liabilities increased $87.9 million to $1.05 billion at March 31, 2021, as compared to $963.7 million at March 31, 2020 due to increased payables associated with higher inventory production levels.
Mattel had $0.9 million, $150.0 million, and $1.0 million of short-term borrowings outstanding at March 31, 2021, March 31, 2020, and December 31, 2020 respectively. Mattel accelerated the timing of its borrowings under the senior secured revolving credit facilities during the first quarter of 2020 in anticipation of its projected seasonal working capital requirements and in light of uncertainties surrounding the impact of COVID-19.
A summary of Mattel's capitalization is as follows:

	March 31, 2021		March 31, 2020		December 31, 2020
	(In millions, except percentage information)
Cash and equivalents	$615.2		$499.4		$762.2

Short-term borrowings	0.9		150.0		1.0
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2017/2018 Senior Notes due December 2025	275.0		1,500.0		1,500.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		—		—
2021 Senior Notes due April 2029	600.0		—		—
Debt issuance costs and debt discount	(37.3)		(51.1)		(45.3)
Total debt	2,838.6	86%	2,998.9	95%	2,855.7	83%
Stockholders’ equity	473.9	14	157.9	5	596.3	17
Total capitalization (debt plus equity)	$3,312.5	100%	$3,156.8	100%	$3,452.0	100%
Total debt was $2.84 billion at March 31, 2021, as compared to $2.86 billion at December 31, 2020. On March 19, 2021, Mattel used the net proceeds from the issuance of $600.0 million aggregate principal amount of 3.375% Senior Notes due 2026 and $600.0 million aggregate principal amount of 3.750% Senior Notes due 2029, together with cash on hand, to redeem and retire $1.23 billion in aggregate principal amount of Mattel's outstanding 2017/2018 Senior Notes due December 2025 and pay related prepayment premiums and transaction fees and expenses. Total debt was $2.84 billion at March 31, 2021, as compared to $3.00 billion at March 31, 2020. The decrease is primarily due to the repayment of short-term borrowings of $150.0 million outstanding at March 31, 2020.

Stockholders' equity decreased $122.4 million to $473.9 million at March 31, 2021, as compared to $596.3 million at December 31, 2020, primarily due to the net loss for the first quarter of 2021. Stockholders' equity increased $316.0 million to $473.9 million at March 31, 2021, as compared to $157.9 million at March 31, 2020, primarily due to net income for the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in the 2020 Annual Report on Form 10-K and did not materially change during the first three months of 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, Australian dollar, British pound sterling, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the first quarter of 2021. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income (loss) or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the first quarter of 2021 were related to its net investments in entities having functional currencies denominated in the Brazilian real, Mexican peso, Euro, and Turkish lira.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar Trade-Weighted Index would have impacted Mattel's first quarter net sales by approximately 0.4% and have no impact to Mattel's net loss per share.
United Kingdom Operations
During June 2016, the referendum by British voters to exit the EU ("Brexit") adversely impacted global markets and resulted in a sharp decline of the British pound sterling against the U.S. dollar. In February 2017, the British Parliament voted in favor of allowing the British government to begin the formal process of Brexit and discussions with the EU began in March 2017. On January 29, 2020, the British Parliament approved a withdrawal agreement, and the United Kingdom ("U.K.") officially withdrew from the EU on January 31, 2020 and entered into a transition period that ended on December 31, 2020.
On December 24, 2020, the U.K. and EU agreed upon The EU-UK Trade and Cooperation Agreement. The agreement was provisionally applicable beginning January 1, 2021 and sets new rules and arrangements between the U.K. and EU in areas such as the trade of goods and services, intellectual property, transportation, and more. As a result of the agreement, the U.K. is no longer considered a member of the EU Single Market and Customs Union and exited all EU policies and trade agreements. The transfer of goods between the U.K. and EU is subject to additional inspections and checkpoints causing possible delays in the movement of inventory. Although the agreement has mitigated a portion of the risk that arose due to the U.K.'s withdrawal from the EU, the overall impact on Mattel's operations is still being evaluated, including the volatility of the British pound sterling. Mattel's U.K. operations represented approximately 5% of Mattel's consolidated net sales for the three months ended March 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Anthony DiSilvestro, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2021, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the first quarter of 2021:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
January 1—31	4,687	$18.12	—	$203,016,273
February 1—28	371,505	18.47	—	203,016,273
March 1—31	978	20.27	—	203,016,273
Total	377,170	$18.47	—	$203,016,273
 ____________________________________
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2021, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
4.1	Indenture, dated as of March 19, 2021, by and among the Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee, related to the Company’s 3.375% Senior Notes due 2026	8-K	001-05647	4.1	March 19, 2021
4.2	Indenture, dated as of March 19, 2021, by and among the Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee, related to the Company’s 3.750% Senior Notes due 2029	8-K	001-05647	4.2	March 19, 2021
4.3	Form of 3.375% Senior Note due 2026 (included in Exhibit 4.1)	8-K	001-05647	4.3	March 19, 2021
4.4	Form of 3.750% Senior Note due 2029 (included in Exhibit 4.2)	8-K	001-05647	4.4	March 19, 2021
10.1	Fourth Amendment to Syndicated Facility Agreement, dated as of March 19, 2021, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	March 19, 2021
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL.
______________________________________________

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: April 29, 2021