Form 10-Q
period 2021-06-30
MATTEL INC /DE/
filed 2021-08-09
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of July 26, 2021: 348,970,305 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, and in the future may be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of and uncertainty regarding the COVID-19 pandemic (and actions taken in response to it by governments, businesses, and individuals) on Mattel's business operations, financial results and financial position and on the global economy, including its impact on Mattel's sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (iii) sufficient interest in and demand for the products and entertainment we offer by retail customers and consumers to profitably recover Mattel’s costs; (iv) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (v) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (vi) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vii) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (viii) currency fluctuations, including movements in foreign exchange rates and inflation, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (ix) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel’s retail customers, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant and port closures, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel’s business, including the ability to offer products which consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings; (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xvii) the impact of other market conditions or third party actions or approvals, including that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel’s products, delay or increase the cost of implementation of Mattel’s programs, or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xix) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xx) uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark; and (xxi) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's 2020 Annual Report on Form 10-K (the "2020 Annual Report on Form 10-K") and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020	December 31, 2020
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$384,743	$461,557	$762,181
Accounts receivable, net of allowances for credit losses of $12.3 million, $18.7 million and $15.9 million, respectively	784,084	650,502	1,033,966
Inventories	818,037	727,864	528,474
Prepaid expenses and other current assets	186,965	174,218	172,070
Total current assets	2,173,829	2,014,141	2,496,691
Noncurrent Assets
Property, plant, and equipment, net	459,828	471,866	473,794
Right-of-use assets, net	343,793	282,474	291,601
Goodwill	1,392,779	1,382,858	1,393,834
Other noncurrent assets	870,829	847,366	878,970
Total Assets	$5,241,058	$4,998,705	$5,534,890
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$214	$400,000	$969
Accounts payable	438,913	402,220	495,363
Accrued liabilities	647,425	541,833	831,922
Income taxes payable	35,838	15,732	27,125
Total current liabilities	1,122,390	1,359,785	1,355,379
Noncurrent Liabilities
Long-term debt	2,839,119	2,850,841	2,854,664
Noncurrent lease liabilities	306,094	246,414	249,353
Other noncurrent liabilities	445,736	435,565	465,350
Total noncurrent liabilities	3,590,949	3,532,820	3,569,367
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,848,201	1,844,075	1,842,680
Treasury stock at cost: 92.4 million shares, 94.4 million shares and 93.2 million shares, respectively	(2,262,223)	(2,314,967)	(2,282,939)
Retained earnings	1,435,688	1,113,220	1,553,610
Accumulated other comprehensive loss	(935,316)	(977,597)	(944,576)
Total stockholders’ equity	527,719	106,100	610,144
Total Liabilities and Stockholders’ Equity	$5,241,058	$4,998,705	$5,534,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,026,366	$732,136	$1,900,558	$1,326,206
Cost of sales	538,361	413,225	1,000,716	747,073
Gross Profit	488,005	318,911	899,842	579,133
Advertising and promotion expenses	88,328	60,172	162,424	136,454
Other selling and administrative expenses	350,537	306,817	654,407	635,529
Operating Income (Loss)	49,140	(48,078)	83,011	(192,850)
Interest expense	38,144	49,615	168,627	98,595
Interest (income)	(584)	(1,025)	(1,403)	(3,108)
Other non-operating expense (income), net	533	2,662	(555)	5,684
Income (Loss) Before Income Taxes	11,047	(99,330)	(83,658)	(294,021)
Provision for income taxes	20,644	12,839	40,949	24,732
Income from equity method investments	4,060	1,060	6,685	1,941
Net Loss	$(5,537)	$(111,109)	$(117,922)	$(316,812)
Net Loss Per Common Share - Basic	$(0.02)	$(0.32)	$(0.34)	$(0.91)
Weighted-average number of common shares	349,441	346,875	349,244	346,778
Net Loss Per Common Share - Diluted	$(0.02)	$(0.32)	$(0.34)	$(0.91)
Weighted-average number of common and potential common shares	349,441	346,875	349,244	346,778
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited; in thousands)
Net Loss	$(5,537)	$(111,109)	$(117,922)	$(316,812)
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	20,932	26,843	(7,201)	(118,791)
Employee benefit plan adjustments	2,221	518	4,569	3,578
Net unrealized gains (losses) on available-for-sale security	1,268	(80)	3,232	115
Net unrealized gains on derivative instruments:
Unrealized holding (losses) gains	(771)	2,594	9,331	16,022
Reclassification adjustments included in net loss	2,060	(1,589)	(671)	(9,037)
	1,289	1,005	8,660	6,985
Other Comprehensive Income (Loss), Net of Tax	25,710	28,286	9,260	(108,113)
Comprehensive Income (Loss)	$20,173	$(82,823)	$(108,662)	$(424,925)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net Loss	$(117,922)	$(316,812)
Adjustments to reconcile net loss to net cash flows used for operating activities:
Depreciation	72,727	81,984
Amortization	19,058	19,652
Share-based compensation	30,280	23,414
Bad debt expense	877	6,460
Inventory obsolescence	21,263	20,929
Deferred income taxes	7,588	5,784
Income from equity method investments	(6,685)	(1,941)
Loss on extinguishment of long-term borrowings	83,213	—
(Gain) loss on sale of assets/business, net	(21,839)	2,572
Changes in assets and liabilities:
Accounts receivable	239,567	248,008
Inventories	(338,313)	(244,935)
Prepaid expenses and other current assets	(14,700)	(19,423)
Accounts payable, accrued liabilities, and income taxes payable	(211,295)	(318,005)
Other, net	(5,189)	23,048
Net cash flows used for operating activities	(241,370)	(469,265)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(34,355)	(26,384)
Purchases of other property, plant, and equipment	(40,317)	(27,574)
Proceeds from (payments of) foreign currency forward exchange contracts, net	4,402	(21,746)
Proceeds from sale of assets/business	43,075	1,029
Other, net	—	(24)
Net cash flows used for investing activities	(27,195)	(74,699)
Cash Flows From Financing Activities:
(Payments of) proceeds from short-term borrowings, net	(755)	400,000
Payments of long-term borrowings	(1,287,022)	—
Proceeds from long-term borrowings, net	1,185,117	—
Other, net	(5,115)	(693)
Net cash flows (used for) provided by financing activities	(107,775)	399,307
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(1,098)	(23,814)
Decrease in Cash and Equivalents	(377,438)	(168,471)
Cash and Equivalents at Beginning of Period	762,181	630,028
Cash and Equivalents at End of Period	$384,743	$461,557
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2020	$441,369	$1,842,680	$(2,282,939)	$1,553,610	$(944,576)	$610,144
Net loss	—	—	—	(112,385)	—	(112,385)
Other comprehensive loss, net of tax	—	—	—	—	(16,450)	(16,450)
Issuance of treasury stock for stock option exercises	—	(803)	1,913	—	—	1,110
Issuance of treasury stock for restricted stock units vesting	—	(20,031)	13,065	—	—	(6,966)
Share-based compensation	—	15,112	—	—	—	15,112
Balance, March 31, 2021	$441,369	$1,836,958	$(2,267,961)	$1,441,225	$(961,026)	$490,565
Net loss	—	—	—	(5,537)	—	(5,537)
Other comprehensive income, net of tax	—	—	—	—	25,710	25,710
Issuance of treasury stock for stock option exercises	—	(676)	2,830	—	—	2,154
Issuance of treasury stock for restricted stock units vesting	—	(3,212)	2,683	—	—	(529)
Deferred compensation	—	(37)	225	—	—	188
Share-based compensation	—	15,168	—	—	—	15,168
Balance, June 30, 2021	$441,369	$1,848,201	$(2,262,223)	$1,435,688	$(935,316)	$527,719

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2019	$441,369	$1,825,569	$(2,318,921)	$1,430,031	$(869,484)	$508,564
Net loss	—	—	—	(205,702)	—	(205,702)
Other comprehensive loss, net of tax	—	—	—	—	(136,399)	(136,399)
Issuance of treasury stock for restricted stock units vesting	—	(3,777)	2,811	—	—	(966)
Share-based compensation	—	14,275	—	—	—	14,275
Balance, March 31, 2020	$441,369	$1,836,067	$(2,316,110)	$1,224,329	$(1,005,883)	$179,772
Net loss	—	—	—	(111,109)	—	(111,109)
Other comprehensive income, net of tax	—	—	—	—	28,286	28,286
Issuance of treasury stock for restricted stock units vesting	—	(944)	833	—	—	(111)
Deferred compensation	—	(186)	310	—	—	124
Share-based compensation	—	9,138	—	—	—	9,138
Balance, June 30, 2020	$441,369	$1,844,075	$(2,314,967)	$1,113,220	$(977,597)	$106,100
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
Revision of Previously Issued Consolidated Financial Statements
During the quarter ended June 30, 2021, Mattel identified a misstatement in its accounting for inventory tooling expenses, which were expensed to cost of sales rather than first being capitalized into the cost of inventory, which resulted in an understatement of inventory balances and a misstatement of cost of sales. Mattel also identified a misstatement related to the timing of disbursements for certain capital expenditures, that resulted in a cash flow misclassification between operating activities and investing activities. Mattel evaluated the misstatements and concluded that the misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements.
To correct the immaterial misstatements, Mattel has elected to revise its previously issued consolidated financial statements as of December 31, 2020 and 2019, and for each of the three years ended December 31, 2020, 2019, and 2018 and its unaudited consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2020 and 2021, June 30, 2020, and September 30, 2020. The revision of the historical consolidated financial statements also includes the correction of other immaterial misstatements in its consolidated statement of operations that Mattel had previously recorded as out of period adjustments, as well as other previously identified balance sheet misclassifications. Mattel had previously determined that these misstatements did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements and reached the same conclusion when aggregating with the recently identified misstatements. Further information regarding the misstatements and related revision is included in Note 24 - Revision for Immaterial Misstatements.
Accordingly, the accompanying financial statements and relevant footnotes to the consolidated financial statements in this Quarterly Report on Form 10-Q have been revised to correct for such misstatements. Mattel will present the revision of its previously issued consolidated financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019 in connection with the future filing of its 2021 Annual Report on Form 10-K. Additionally, Mattel will present the revision of its previously issued consolidated financial statements as of and for the three months ended March 31, 2021 and as of and for the three and nine months ended September 30, 2020 in connection with the future filings of its Quarterly Reports on Form 10-Q.
2.     Accounts Receivable
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $12.3 million, $18.7 million, and $15.9 million as of June 30, 2021, June 30, 2020, and December 31, 2020, respectively.

3.     Inventories
Inventories include the following:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Raw materials and work in process	$169,794	$139,256	$110,010
Finished goods	648,243	588,608	418,464
	$818,037	$727,864	$528,474
4.     Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Land	$21,969	$24,938	$24,913
Buildings	321,540	332,067	335,407
Machinery and equipment	768,758	753,388	772,349
Software	348,983	342,150	344,268
Tools, dies, and molds	614,597	601,811	607,915
Leasehold improvements	116,473	143,427	131,578
	2,192,320	2,197,781	2,216,430
Less: accumulated depreciation	(1,732,492)	(1,725,915)	(1,742,636)
	$459,828	$471,866	$473,794
During the three months ended March 31, 2021, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million. The assets sold were previously designated as held for sale, and included within property, plant, and equipment, net in the consolidated balance sheets as of December 31, 2020 and June 30, 2020.
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
The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2021 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact. During the first quarter of 2021, Mattel sold its arts, crafts, and stationery business resulting in a reduction of goodwill of approximately $2 million.

	December 31, 2020	Dispositions	Currency Exchange Rate Impact	June 30, 2021
	(In thousands)
North America	$733,401	$(1,290)	$371	$732,482
International	452,862	(1,056)	920	452,726
American Girl	207,571	—	—	207,571
	$1,393,834	$(2,346)	$1,291	$1,392,779

6.     Other Noncurrent Assets
Other noncurrent assets include the following:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Identifiable intangible assets (net of accumulated amortization of $306.0 million, $267.7 million, and $286.9 million, respectively)	$500,811	$524,153	$518,190
Deferred income taxes	73,744	59,827	72,682
Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and six months ended June 30, 2021 and 2020.
7.     Accrued Liabilities
Accrued liabilities include the following:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Current lease liabilities	$71,481	$81,225	$79,540
Incentive compensation	69,850	46,177	126,601
Advertising and promotion	61,370	53,025	163,181
Royalties	34,165	30,998	54,442
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

Mattel had no borrowings under the senior secured revolving credit facilities as of June 30, 2021, $400.0 million of borrowings as of June 30, 2020, and no borrowings under the senior secured revolving credit facilities as of December 31, 2020. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $10 million, $13 million, and $11 million as of June 30, 2021, June 30, 2020, and December 31, 2020, respectively.
As of June 30, 2021, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
9.     Long-Term Debt
Long-term debt includes the following:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2017/2018 Senior Notes due December 2025	275,000	1,500,000	1,500,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	—	—
2021 Senior Notes due April 2029	600,000	—	—
Debt issuance costs and debt discount	(35,881)	(49,159)	(45,336)
	$2,839,119	$2,850,841	$2,854,664

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
The net proceeds from the offering, together with cash on hand, were used to redeem $1,225 million in aggregate principal amount of Mattel’s outstanding 6.750% Senior Notes due December 2025 (the "2025 Notes") and pay related prepayment premiums and transaction fees and expenses. As a result of the partial redemption of the 2025 Notes, Mattel incurred a loss on extinguishment of $83.2 million, comprised of $62.0 million of prepayment premium costs and a $21.2 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations. Following completion of the partial redemption of the 2025 Notes, $275 million aggregate principal amount of the 2025 Notes remained outstanding.
On June 21, 2021, Mattel issued a conditional notice of redemption to holders of its 2025 Notes for the redemption of the remaining $275 million outstanding aggregate principal amount of the 2025 Notes on July 1, 2021 (the "Redemption Date") at a price equal to 105.063% of the principal amount of the 2025 Notes redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. The conditional notice was subject to the condition precedent that Mattel receive funds from the senior secured revolving credit facilities sufficient to consummate the redemption (the "Condition Precedent") and provided Mattel the right to delay the Redemption Date or modify or rescind such notice in the event the Condition Precedent was not satisfied or waived by the Redemption Date, which, consequently, gave Mattel the right to defer settlement of the 2025 Notes for a period greater than one year after June 30, 2021. The Condition Precedent was satisfied and Mattel fully redeemed the 2025 Notes on the Redemption Date using cash on hand and funds from the senior secured revolving credit facilities.

10.     Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Benefit plan liabilities	$210,048	$209,501	$225,957
Deferred income tax liability	69,374	58,007	60,892
Noncurrent income tax payable	67,161	71,037	71,342
11.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended June 30, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of March 31, 2021	$(7,998)	$(5,558)	$(184,506)	$(762,964)	$(961,026)
Other comprehensive (loss) income before reclassifications	(771)	1,268	(254)	20,932	21,175
Amounts reclassified from accumulated other comprehensive loss	2,060	—	2,475	—	4,535
Net increase in other comprehensive (loss) income	1,289	1,268	2,221	20,932	25,710
Accumulated Other Comprehensive Loss, Net of Tax, as of June 30, 2021	$(6,709)	$(4,290)	$(182,285)	$(742,032)	$(935,316)

	For the Six Months Ended June 30, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	9,331	3,232	(259)	(7,201)	5,103
Amounts reclassified from accumulated other comprehensive loss	(671)	—	4,828	—	4,157
Net increase (decrease) in other comprehensive income (loss)	8,660	3,232	4,569	(7,201)	9,260
Accumulated Other Comprehensive Loss, Net of Tax, as of June 30, 2021	$(6,709)	$(4,290)	$(182,285)	$(742,032)	$(935,316)

	For the Three Months Ended June 30, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2020	$17,021	$(8,065)	$(166,797)	$(848,042)	$(1,005,883)
Other comprehensive income (loss) before reclassifications	2,594	(80)	(1,203)	26,843	28,154
Amounts reclassified from accumulated other comprehensive income (loss)	(1,589)	—	1,721	—	132
Net increase (decrease) in other comprehensive income (loss)	1,005	(80)	518	26,843	28,286
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2020	$18,026	$(8,145)	$(166,279)	$(821,199)	$(977,597)

	For the Six Months Ended June 30, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive income (loss) before reclassifications	16,022	115	499	(118,791)	(102,155)
Amounts reclassified from accumulated other comprehensive income (loss)	(9,037)	—	3,079	—	(5,958)
Net increase (decrease) in other comprehensive income (loss)	6,985	115	3,578	(118,791)	(108,113)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2020	$18,026	$(8,145)	$(166,279)	$(821,199)	$(977,597)
The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2021	June 30, 2020	Statements of Operations Classification
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange and other contracts	$(1,969)	$1,512	Cost of sales
Tax effect of net (loss) gain	(91)	77	Provision for income taxes
	$(2,060)	$1,589	Net loss
Employee Benefit Plans
Amortization of prior service credit (a)	$390	$466	Other non-operating expense (income), net
Recognized actuarial loss (a)	(2,773)	(2,337)	Other non-operating expense (income), net
	(2,383)	(1,871)
Tax effect of net (loss) gain	(92)	150	Provision for income taxes
	$(2,475)	$(1,721)	Net loss

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange and other contracts	$870	$8,942	Cost of sales
Tax effect of net (loss) gain	(199)	95	Provision for income taxes
	$671	$9,037	Net loss
Employee Benefit Plans
Amortization of prior service credit (a)	$789	$932	Other non-operating expense (income), net
Recognized actuarial loss (a)	(5,555)	(4,677)	Other non-operating expense (income), net
	(4,766)	(3,745)
Tax effect of net (loss) gain	(62)	666	Provision for income taxes
	$(4,828)	$(3,079)	Net loss
_______________________________________
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" of this Quarterly Report on Form 10-Q for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Currency translation adjustments resulted in a net loss of $7.2 million for the six months ended June 30, 2021, primarily due to the weakening of the Turkish lira against the U.S. dollar. Currency translation adjustments resulted in a net loss of $118.8 million for the six months ended June 30, 2020, primarily due to the weakening of the Mexican peso, Brazilian real, British pound sterling, and the Russian ruble against the U.S. dollar.
12.     Foreign Currency Transaction Exposure
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income (loss) in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, Australian dollar, British pound sterling, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the six months ended June 30, 2021.

Currency transaction gains (losses) included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	June 30, 2021	June 30, 2020	Statements of Operations Classification
	(In thousands)
Currency transaction gains (losses)	$1,069	$(4,328)	Operating income/loss
Currency transaction (losses)	(1,501)	(1,603)	Other non-operating income/expense, net
Currency transaction (losses), net	$(432)	$(5,931)

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Statements of Operations Classification
	(In thousands)
Currency transaction (losses)	$(2,503)	$(5,917)	Operating income/loss
Currency transaction (losses)	(4,809)	(2,435)	Other non-operating income/expense, net
Currency transaction (losses), net	$(7,312)	$(8,352)
13.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (loss) ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of June 30, 2021, June 30, 2020, and December 31, 2020, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of $1.29 billion, $1.17 billion, and $855.0 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2021	June 30, 2020	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$5,405	$11,731	$3,641
Foreign currency forward exchange and other contracts	Other noncurrent assets	1,774	1,237	50
Total derivatives designated as hedging instruments		$7,179	$12,968	$3,691
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,624	$786	$1,982
Foreign currency forward exchange and other contracts	Other noncurrent assets	—	—	38
Total derivatives not designated as hedging instruments		$1,624	$786	$2,020
		$8,803	$13,754	$5,711

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2021	June 30, 2020	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$10,774	$1,973	$20,330
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	270	1,241	4,361
Total derivatives designated as hedging instruments		$11,044	$3,214	$24,691
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$5,187	$5,280	$803
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	185	—
Total derivatives not designated as hedging instruments		$5,187	$5,465	$803
		$16,231	$8,679	$25,494

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Three Months Ended
	June 30, 2021	June 30, 2020	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of (losses) gains recognized in OCI	$(771)	$2,594
Amount of (losses) gains reclassified from accumulated OCI to consolidated statements of operations	(2,060)	1,589	Cost of sales

	Derivatives Designated As Hedging Instruments
	For the Six Months Ended
	June 30, 2021	June 30, 2020	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains recognized in OCI	$9,331	$16,022
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	671	9,037	Cost of sales
The net (losses) gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and six months ended June 30, 2021 and 2020, respectively, were offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Three Months Ended
	June 30, 2021	June 30, 2020	Statements of Operations Classification
	(In thousands)
Amount of net gains recognized in the Statements of Operations
Foreign currency forward exchange and other contract gains	$7,673	$8,121	Other non-operating expense (income), net
Foreign currency forward exchange and other contract gains	—	—	Cost of sales
	$7,673	$8,121

	Derivatives Not Designated As Hedging Instruments
	For the Six Months Ended
	June 30, 2021	June 30, 2020	Statements of Operations Classification
	(In thousands)
Amount of net losses recognized in the Statements of Operations
Foreign currency forward exchange and other contract (losses)	$(963)	$(30,247)	Other non-operating expense (income), net
Foreign currency forward exchange and other contract gains	639	—	Cost of sales
	$(324)	$(30,247)
The net losses recognized in the consolidated statements of operations during the three and six months ended June 30, 2021 and June 30, 2020, respectively, were offset by foreign currency transaction gains and losses on the related hedged balances.
14.     Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2021, June 30, 2020, and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel's financial assets and liabilities include the following:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$8,803	$—	$8,803
Available-for-sale (b)	7,500	—	—	7,500
Total assets	$7,500	$8,803	$—	$16,303
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$16,231	$—	$16,231

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$13,754	$—	$13,754
Available-for-sale (b)	3,645	—	—	3,645
Total assets	$3,645	$13,754	$—	$17,399
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$8,679	$—	$8,679

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$5,711	$—	$5,711
Available-for-sale (b)	4,268	—	—	4,268
Total assets	$4,268	$5,711	$—	$9,979
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$25,494	$—	$25,494
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
The estimated fair value of Mattel's long-term debt was $3.09 billion (compared to a carrying value of $2.88 billion) as of June 30, 2021, $2.87 billion (compared to a carrying value of $2.90 billion) as of June 30, 2020, and $3.11 billion (compared to a carrying value of $2.90 billion) as of December 31, 2020. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

15.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands, except per share amounts)
Basic:
Net loss	$(5,537)	$(111,109)	$(117,922)	$(316,812)
Weighted-average number of common shares	349,441	346,875	349,244	346,778
Basic net loss per common share	$(0.02)	$(0.32)	$(0.34)	$(0.91)

Diluted:
Net loss	$(5,537)	$(111,109)	$(117,922)	$(316,812)
Weighted-average number of common shares	349,441	346,875	349,244	346,778
Dilutive stock options and restricted stock units ("RSUs") (a)	—	—	—	—
Weighted-average number of common and potential common shares	349,441	346,875	349,244	346,778
Diluted net loss per common share	$(0.02)	$(0.32)	$(0.34)	$(0.91)
 _______________________________________
(a)Mattel was in a net loss position for the three and six months ended June 30, 2021 and 2020, and, accordingly, all outstanding nonqualified stock options and RSUs were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
16.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2020 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)		(In thousands)
Service cost	$1,293	$1,112	$2,586	$2,221
Interest cost	2,530	3,737	5,070	7,518
Expected return on plan assets	(4,637)	(4,902)	(9,264)	(9,823)
Amortization of prior service cost	119	43	230	86
Recognized actuarial loss	2,775	2,356	5,560	4,715
	$2,080	$2,346	$4,182	$4,717

A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)		(In thousands)
Interest cost	$19	$35	$39	$70
Amortization of prior service credit	(509)	(509)	(1,019)	(1,018)
Recognized actuarial gain	(2)	(19)	(5)	(38)
	$(492)	$(493)	$(985)	$(986)

During the six months ended June 30, 2021, Mattel made cash contributions totaling approximately $4 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2021, Mattel expects to make additional cash contributions of approximately $13 million.
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
As of June 30, 2021, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2019–December 31, 2021 performance cycle, (ii) a January 1, 2020–December 31, 2022 performance cycle, and (iii) a January 1, 2021–December 31, 2023 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Stock option compensation expense	$2,662	$2,376	$5,444	$5,507
RSU compensation expense	7,673	6,588	14,031	13,950
Performance award compensation expense	4,833	174	10,805	3,957
	$15,168	$9,138	$30,280	$23,414
As of June 30, 2021, total unrecognized compensation expense related to unvested share-based payments totaled $66.7 million and is expected to be recognized over a weighted-average period of 1.9 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. For the six months ended June 30, 2021, cash received for stock option exercises was $3.3 million. For the six months ended June 30, 2020, no cash was received for stock option exercises.

18.     Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Design and development	$46,747	$46,486	$90,728	$91,113
Identifiable intangible asset amortization	9,544	9,687	19,058	19,652
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
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Cost of sales (a)	$(151)	$1,407	$1,782	$4,464
Other selling and administrative expenses (b)	11,444	1,374	17,154	4,120
	$11,293	$2,781	$18,936	$8,584
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
The following table summarizes Mattel's severance and other restructuring charges activity related to the Program for the six months ended June 30, 2021:

	Liability at December 31, 2020	Charges (a)	Payments/Utilization	Liability at June 30, 2021
	(In thousands)
Severance	$5,294	$10,374	$(4,537)	$11,131
Other restructuring charges	30	8,562	(5,417)	3,175
	$5,324	$18,936	$(9,954)	$14,306
 _______________________________________
(a)Other restructuring charges consist primarily of charges associated with the consolidation of manufacturing facilities and commercial and corporate functions.
As of June 30, 2021, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $69 million, which include approximately $18 million of non-cash charges. Furthermore, cumulatively, in conjunction with previous actions taken under the Program, total expected cash expenditures are approximately $140 to $165 million and total expected non-cash charges are $40 to $45 million.
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
20.     Income Taxes
Mattel's provision for income taxes was $20.6 million and $40.9 million for the three and six months ended June 30, 2021, respectively, and $12.8 million and $24.7 million for the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2021, Mattel recognized a net discrete tax expense of $12.2 million and discrete tax expense of $19.5 million, respectively, primarily related to income taxes recorded on a discrete basis in various jurisdictions, tax rate changes impacting deferred tax assets and reassessments of prior year's tax liabilities. During the three and six months ended June 30, 2020, Mattel recognized a net discrete tax expense of $3.2 million and $9.6 million, respectively, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the six months ended June 30, 2021 or 2020.
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
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $35.8 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.

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
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. On January 27, 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of June 30, 2021, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.

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
Forty-one additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to forty-five children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
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

In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel's current and former officers and directors, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the Moher and Lombardi derivative actions were consolidated and stayed pending further developments in the class action lawsuits. In June 2021, a third similar derivative action was filed in the United States District Court for the District of Delaware (Chagnon v. Kreiz, et al., filed June 22, 2021). Three additional derivative actions asserting similar claims are also pending in Delaware Chancery Court (Owen v. Euteneuer, et al., filed May 12, 2021; Andersen v. Georgiadis, et al., filed May 18, 2021; and Armon v. Euteneuer, et al., filed June 29, 2021).
The lawsuits seek unspecified compensatory damages, attorneys' fees, expert fees, costs and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Mattel has also received subpoenas from the Securities and Exchange Commission (the "SEC") seeking documents related to the whistleblower letter and subsequent investigation, and is responding to those subpoenas. Mattel is also responding to requests from the United States Attorney's Office for the Southern District of New York ("SDNY") related to this matter. Mattel cannot predict the eventual scope, duration or outcome of potential legal action by the SEC or SDNY, if any, or whether any such action could have a material impact on Mattel's financial condition, results of operations or cash flows.
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
The following tables present information regarding net sales, operating income (loss), and assets by segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. The prior period presentation of operating income by segment and assets by segment has been conformed to the current period's presentation.
It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Net Sales by Segment
North America	$560,830	$432,892	$1,040,489	$720,446
International	424,897	271,065	774,252	540,421
American Girl	40,639	28,179	85,817	65,339
Net sales	$1,026,366	$732,136	$1,900,558	$1,326,206

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Operating Income (Loss) by Segment
North America (a)	$149,600	$81,838	$274,451	$98,686
International (a)	50,758	(4,420)	87,018	(31,444)
American Girl	(9,725)	(13,886)	(19,290)	(30,987)
	190,633	63,532	342,179	36,255
Corporate and other expense (b)	(141,493)	(111,610)	(259,168)	(229,105)
Operating Income (Loss)	49,140	(48,078)	83,011	(192,850)
Interest expense	38,144	49,615	168,627	98,595
Interest (income)	(584)	(1,025)	(1,403)	(3,108)
Other non-operating expense (income), net	533	2,662	(555)	5,684
Income (Loss) Before Income Taxes	$11,047	$(99,330)	$(83,658)	$(294,021)
_______________________________________
(a)Segment operating income (loss) included severance and restructuring expenses of $(0.2) million and $1.8 million, for the three and six months ended June 30, 2021, respectively, and $1.4 million and $4.5 million, for the three and six months ended June 30, 2020, respectively, which were allocated to the North America and International segments.
(b)Corporate and other expense included severance and restructuring charges of $10.7 million and $16.5 million, for the three and six months ended June 30, 2021, respectively, and $16.2 million and $23.8 million, for the three and six months ended June 30, 2020, respectively. Corporate and other expense also included expenses related to inclined sleeper product recall litigation of $6.8 million and $12.1 million for the three and six months ended June 30, 2021, respectively, and $2.9 million and $9.1 million, for the three and six months ended June 30, 2020, respectively, and incentive and share-based compensation for all periods presented.
Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	June 30, 2021	June 30, 2020	December 31, 2020
	(In thousands)
Assets by Segment
North America	$686,959	$615,180	$658,404
International	644,450	528,510	715,043
American Girl	51,453	47,028	40,414
	1,382,862	1,190,718	1,413,861
Corporate and other	219,259	187,648	148,579
Accounts receivable and inventories, net	$1,602,121	$1,378,366	$1,562,440

Geographic Information
The table below presents information by geographic area. Net sales are attributed to countries based on location of the customer.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Net Sales by Geographic Area
North America	$601,469	$461,071	$1,126,306	$785,785
International
EMEA	246,816	151,948	484,985	325,271
Latin America	92,477	57,719	148,755	108,994
Asia Pacific	85,604	61,398	140,512	106,156
Total International	424,897	271,065	774,252	540,421
Net sales	$1,026,366	$732,136	$1,900,558	$1,326,206
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

24. Revision for Immaterial Misstatements
As disclosed in Note 1, during the quarter ended June 30, 2021, Mattel identified misstatements for inventory tooling expenses that should have first been capitalized into inventory and a misstatement related to the timing of disbursements for certain capital expenditures that resulted in a cash flow misclassification between operating activities and investing activities. Although Mattel concluded that these misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements, Mattel has elected to revise its previously issued consolidated financial statements to correct for these misstatements. In connection with such revision, Mattel is also correcting for other previously identified immaterial misstatements that were previously corrected for as out of period adjustments in the period of identification.
Due to certain misstatements originating prior to 2018, the opening retained earnings balance as of January 1, 2018 was understated by $25.1 million, primarily due to the net impact of the tooling misstatement of $37.2 million, partially offset by other previously identified misstatements of $12.1 million. Such previously identified misstatements were previously corrected for as out of period adjustments and included the improper revenue recognition for certain licensing contracts executed prior to 2018 and the understatement of depreciation expense for certain fixed assets. Similarly, the opening retained earnings balance as of January 1, 2020 was understated by $16.9 million, which principally included the net impact of the tooling misstatement and an over-accrual of advertising costs.
The revision also reflects the correction of previously identified balance sheet misclassifications, including a misclassification between property, plant and equipment and other assets associated with capitalized implementation costs for cloud computing software.
The accompanying consolidated statements of cash flows have been revised to reflect the above items, inclusive of the cash flow misstatement between operating and investing activities related to capitalized implementation costs for cloud computing software and the timing of disbursements for capital expenditures.
The revision to the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive loss, and consolidated statements of cash flows are as follows. There were no changes to the consolidated statements of stockholders’ equity that have not otherwise been reflected in the consolidated balance sheets and consolidated statements of operations and comprehensive loss as detailed in the tables below:

	As of June 30, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Inventories	$702,592	$25,272	$727,864
Prepaid expenses and other current assets	$211,418	$(37,200)	$174,218
Total current assets	$2,026,069	$(11,928)	$2,014,141
Property, plant, and equipment, net	$506,555	$(34,689)	$471,866
Other noncurrent assets	$794,724	$52,642	$847,366
Total Assets	$4,992,680	$6,025	$4,998,705
Accrued liabilities	$563,633	$(21,800)	$541,833
Total current liabilities	$1,381,585	$(21,800)	$1,359,785
Other noncurrent liabilities	$427,692	$7,873	$435,565
Total noncurrent liabilities	$3,524,947	$7,873	$3,532,820
Retained earnings	$1,093,268	$19,952	$1,113,220
Total stockholders' equity	$86,148	$19,952	$106,100

	For the Three Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Cost of sales	$411,288	$1,937	$413,225
Gross Profit	$320,848	$(1,937)	$318,911
Operating Loss	$(46,141)	$(1,937)	$(48,078)
Loss Before Income Taxes	$(97,393)	$(1,937)	$(99,330)
Net Loss	$(109,172)	$(1,937)	$(111,109)
Comprehensive Loss	$(80,886)	$(1,937)	$(82,823)
Net Loss Per Common Share - Basic	$(0.31)	$(0.01)	$(0.32)
Net Loss Per Common Share - Diluted	$(0.31)	$(0.01)	$(0.32)

	For the Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Cost of sales	$750,175	$(3,102)	$747,073
Gross Profit	$576,031	$3,102	$579,133
Operating Loss	$(195,952)	$3,102	$(192,850)
Loss Before Income Taxes	$(297,123)	$3,102	$(294,021)
Net Loss	$(319,914)	$3,102	$(316,812)
Comprehensive Loss	$(428,027)	$3,102	$(424,925)
Net Loss Per Common Share - Basic	$(0.92)	$0.01	$(0.91)
Net Loss Per Common Share - Diluted	$(0.92)	$0.01	$(0.91)

	For the Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(319,914)	$3,102	$(316,812)
Changes in assets and liabilities:
Inventories	$(241,833)	$(3,102)	$(244,935)
Prepaid expenses and other current assets	$(30,923)	$11,500	$(19,423)
Accounts payable, accrued liabilities, and income taxes payable	$(305,316)	$(12,689)	$(318,005)
Other, net	$28,092	$(5,044)	$23,048
Net cash flows used for operating activities	$(463,032)	$(6,233)	$(469,265)
Purchases of tools, dies, and molds	$(25,824)	$(560)	$(26,384)
Purchases of other property, plant, and equipment	$(34,367)	$6,793	$(27,574)
Net cash flows used for investing activities	$(80,932)	$6,233	$(74,699)

	As of December 31, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Inventories	$514,673	$13,801	$528,474
Total current assets	$2,482,890	$13,801	$2,496,691
Total Assets	$5,521,089	$13,801	$5,534,890
Retained earnings	$1,539,809	$13,801	$1,553,610
Total stockholders' equity	$596,343	$13,801	$610,144

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
The following discussion has been amended to reflect Mattel’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which Mattel has concluded did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in "Note 1 to the Consolidated Financial Statements - Basis of Presentation" and "Note 24 to the Consolidated Financial Statements - Revision for Immaterial Misstatements" of this Quarterly Report on Form 10-Q.
Effective as of the first quarter of 2021, operating income by segment reviewed by the Chief Operating Decision Maker does not include certain corporate expenses which were historically allocated by segment. The prior period presentation of operating income by segment has been conformed to the current period's presentation.
Note that amounts shown in millions or billions within this Item 2 may not sum due to rounding.
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
Strong consumer demand for toys during the first half of 2021 contributed to double digit year-over-year increases in net sales across all reportable segments and in each geographic region, despite COVID-19 disruption and local restrictions that impacted certain locations. Mattel’s first half of 2020 results and net sales were significantly and negatively impacted by COVID-19.
While COVID-19 has caused manufacturing and distribution disruptions for Mattel and the manufacturers and distribution network it relies upon, to date, these disruptions, including temporary plant and port closures, have not materially impacted Mattel’s ability to meet demand for its products. To the extent COVID-19 causes further manufacturing and distribution disruption, particularly during seasonally-high periods of production and/or distribution, Mattel’s ability to meet demand may be materially impacted. Due to the uncertainty of the duration and severity of the pandemic and resulting effects, it is not possible to estimate the extent of such impact.
Input cost inflation adversely affected Mattel’s gross margin in the first half of the year due to the increased demand for raw materials and distribution services associated with the impact of COVID-19, but such impact was more than offset by the benefits of fixed cost absorption and cost savings programs. Mattel anticipates that input cost inflation will have a greater adverse impact on Mattel’s gross margin in the second half of 2021 as compared to the first half of 2021 and the prior year, but such impact is expected to be partially offset by cost savings programs and pricing actions. To the extent input cost inflation becomes more widespread and/or significant than anticipated, it may have a material effect on Mattel’s results of operations.
Prolonged disruption to Mattel’s customers, supply chain, or other critical operations during the second half of 2021 would result in material adverse effects to Mattel’s business and its liquidity.  The future impact of COVID-19 on Mattel’s results of operations, financial position, and cash flows remains uncertain at this time due to rapidly evolving circumstances.  Mattel is closely monitoring the situation and actively managing its business as developments occur. Refer to Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The specific line items that have been materially affected by these impacts of COVID-19 are noted within "Results of Operations—Second Quarter" and "Results of Operations—First Half" below.  In addition to the impacts of COVID-19 discussed below, it is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business.

Results of Operations—Second Quarter
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the second quarter of 2021 and 2020:

	For the Three Months Ended				Year/Year Change
	June 30, 2021		June 30, 2020
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,026.4	100.0%	$732.1	100.0%	40%	—
Gross profit	$488.0	47.5%	$318.9	43.6%	53%	390
Advertising and promotion expenses	88.3	8.6%	60.2	8.2%	47%	40
Other selling and administrative expenses	350.5	34.2%	306.8	41.9%	14%	(770)
Operating income (loss)	49.1	4.8%	(48.1)	-6.6%	n/m	n/m
Interest expense	38.1	3.7%	49.6	6.8%	-23%	(310)
Interest (income)	(0.6)	-0.1%	(1.0)	-0.1%	-43%
Other non-operating expense, net	0.5		2.7
Income (loss) before income taxes	11.0	1.1%	(99.3)	-13.6%	n/m	n/m
Provision for income taxes	20.6		12.8
Income from equity method investments	4.1		1.1
Net Loss	$(5.5)	-0.5%	$(111.1)	-15.2%	-95%	1,470
n/m - Not Meaningful
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the second quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2021	June 30, 2020
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$394.7	$261.0	51%	4%
Infant, Toddler, and Preschool	229.4	199.8	15%	3%
Vehicles	266.3	158.7	68%	6%
Action Figures, Building Sets, Games, and Other	258.2	195.0	32%	4%
Gross Billings	$1,148.6	$814.6	41%	4%
Sales Adjustments	(122.2)	(82.4)
Net Sales	$1,026.4	$732.1	40%	4%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$291.3	$199.3	46%	5%
Hot Wheels	227.4	136.5	67%	6%
Fisher-Price and Thomas & Friends	207.8	176.3	18%	3%
Other	422.2	302.5	40%	5%
Gross Billings	$1,148.6	$814.6	41%	4%

Gross billings were $1.15 billion in the second quarter of 2021, an increase of $334.0 million or 41%, as compared to $814.6 million in the second quarter of 2020, with a favorable impact from changes in currency exchange rates of four percentage points. The increase in second quarter of 2021 gross billings was due to higher billings across all categories.
Dolls gross billings increased 51%, of which 35% was driven by higher billings of Barbie products, driven by positive brand momentum and point of sale demand ("POS"), 5% was driven by higher billings of American Girl products, 5% was due to initial billings of Spirit products, and 4% was due to higher billings of Polly Pocket products.
Infant, Toddler, and Preschool gross billings increased 15%, of which 16% was driven by higher billings of Fisher-Price and Thomas & Friends products primarily driven by higher billings of infant and newborn products. This was partially offset by lower billings of Power Wheels products of 2%.
Vehicles gross billings increased 68%, of which 57% was driven by higher billings of Hot Wheels products, driven by positive brand momentum and POS, which benefited from a return to in-store impulse shopping, and 5% was driven by higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 32%, of which 16% was driven by higher billings of Jurassic World, 14% driven by initial billings of Masters of the Universe, and 5% driven by higher billings of WWE. This was partially offset by lower billings of card game products, including UNO of 7%.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments as a percentage of net sales was relatively consistent at 11.9% for the second quarter of 2021, as compared to 11.3% for the second quarter of 2020.
Cost of Sales
Cost of sales as a percentage of net sales was 52.5% in the second quarter of 2021, as compared to 56.4% in the second quarter of 2020. Cost of sales increased by $125.1 million, or 30%, to $538.4 million in the second quarter of 2021 from $413.2 million in the second quarter of 2020, as compared to a 40% increase in net sales in the second quarter of 2020. Within cost of sales, product and other costs increased by $104.8 million, or 31%, to $439.9 million in the second quarter of 2021 from $335.2 million in the second quarter of 2020; freight and logistics expenses increased by $13.8 million, or 29%, to $61.0 million in the second quarter of 2021 from $47.1 million in the second quarter of 2020; and royalty expense increased by $6.6 million, or 21%, to $37.5 million in the second quarter of 2021 from $30.9 million in the second quarter of 2020. Within cost of sales, certain inbound freight costs were previously classified as freight and logistics costs. Mattel reclassified such inbound freight costs from freight and logistics expenses to present all inbound freight costs within product and other costs for the periods and segments presented.
Gross Margin
Gross margin increased to 47.5% in the second quarter of 2021 from 43.6% in the second quarter of 2020. The increase in gross margin was primarily driven by the favorable impact of fixed cost absorption and the incremental realized savings from the cost savings programs, partially offset by input cost inflation due to higher raw material and inbound freight costs.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales was relatively consistent at 8.6% in the second quarter of 2021, as compared to 8.2% in the second quarter of 2020. Advertising and promotion expenses increased $28.2 million, or 47%, to $88.3 million in the second quarter of 2021 from $60.2 million in the second quarter of 2020, driven by higher media spend.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $350.5 million, or 34.2% of net sales, in the second quarter of 2021, as compared to $306.8 million, or 41.9% of net sales, in the second quarter of 2020. The increase in other selling and administrative expenses was primarily driven by higher employee compensation costs and comparisons to cost-savings actions taken in the prior year in response to COVID-19.

Interest expense
Interest expense was $38.1 million for the second quarter of 2021, as compared to $49.6 million for the second quarter of 2020. The decrease in interest expense was due to a lower interest rate associated with the partial refinancing of the 2017/2018 Senior Notes due December 2025 in the first quarter of 2021.
Provision for Income Taxes
Mattel's provision for income taxes was $20.6 million and $12.8 million for the second quarter of 2021 and 2020, respectively. For the second quarter of 2021, Mattel recognized a discrete tax expense of $9.8 million related to income taxes recorded on a discrete basis in various jurisdictions, a discrete tax expense of $7.2 million related to tax rate changes impacting deferred tax assets, and a discrete tax benefit of $4.8 million for reassessments of prior years' tax liabilities. For the second quarter of 2020, Mattel recognized a discrete tax expense of $3.7 million related to income taxes recorded on a discrete basis in various jurisdictions and a discrete tax benefit of $0.5 million for reassessments of prior years' tax liabilities. As a result of the establishment of a valuation allowance on U.S. deferred tax assets, there was no U.S. tax benefit provided for U.S. losses during the second quarter of 2021 or 2020.
Mattel recorded a valuation allowance against certain domestic and foreign deferred tax assets as of both December 31, 2020 and June 30, 2021. Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realized. Mattel maintains a valuation allowance on its deferred tax assets until there is sufficient evidence to support the release of all or some portion of these allowances. Given Mattel's improved earnings for the year ended December 31, 2020 and the first half of 2021, and if Mattel's earnings continue to improve in the future, Mattel believes that there is a reasonable possibility that in the near term, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance related to certain foreign jurisdictions will no longer be needed. Release of the valuation allowance would result in the recognition of a portion of these deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount, if any, of the valuation allowance release are subject to change depending on the level of earnings that Mattel is able to achieve in the tax jurisdictions in which a valuation allowance has been recorded.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the second quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2021	June 30, 2020
	(In millions, except percentage information)
Net Sales	$560.8	$432.9	30%	1%
Segment Income	149.6	81.8	83%

Gross Billings by Categories
Dolls	$172.6	$121.2	42%	—%
Infant, Toddler, and Preschool	139.9	132.4	6%	1%
Vehicles	131.3	77.8	69%	1%
Action Figures, Building Sets, Games, and Other	154.1	130.2	18%	—%
Gross Billings	$597.9	$461.5	30%	1%
Sales Adjustments	(37.0)	(28.7)
Net Sales	$560.8	$432.9	30%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$151.4	$112.3	35%	1%
Hot Wheels	109.7	66.2	66%	1%
Fisher-Price and Thomas & Friends	122.9	111.7	10%	1%
Other	213.9	171.4	25%	1%
Gross Billings	$597.9	$461.5	30%	1%
Gross billings for the North America segment were $597.9 million in the second quarter of 2021, an increase of $136.3 million, or 30%, as compared to $461.5 million in the second quarter of 2020, with a favorable impact from changes in currency exchange rates of one percentage point . The increase in the North America segment gross billings was due to higher billings across all categories. .
Dolls gross billings increased 42%, of which 32% was due to higher billings of Barbie products, 5% was due to initial billings of Spirit products, and 5% was due to higher billings of Polly Pocket products.
Infant, Toddler, and Preschool gross billings increased 6%, of which 9% was due to higher billings of Fisher-Price and Thomas & Friends products, partially offset by lower billings of Power Wheels products of 3%.
Vehicles gross billings increased 69%, of which 56% was due to higher billings of Hot Wheels products, and 6% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 18%, of which 15% was due to higher billings of Jurassic World, 11% was due to initial billings of Masters of the Universe, and 7% was due to higher billings of WWE. This was partially offset by lower billings of card game products, including UNO of 11%, and lower billings of arts, crafts and stationery products of 6%.
Sales adjustments as a percentage of net sales was consistent at 6.6% for the second quarter of 2021 and 2020.

Cost of sales increased 20% in the second quarter of 2021, as compared to a 30% increase in net sales, primarily due to higher product and other costs. Gross margin in the second quarter of 2021 increased, primarily driven by the incremental realized savings from the cost savings programs and the favorable impact of fixed cost absorption, partially offset by input cost inflation. North America segment income was $149.6 million in the second quarter of 2021, as compared to segment income of $81.8 million in the second quarter of 2020; the improvement was due to higher gross profit.
International Segment
The following table provides a summary of Mattel's net sales, segment income (loss), and gross billings by categories, along with supplemental information by brand, for the International segment for the second quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2021	June 30, 2020
	(In millions, except percentage information)
Net Sales	$424.9	$271.1	57%	10%
Segment Income (Loss)	50.8	(4.4)	n/m

Gross Billings by Categories
Dolls	$180.7	$110.8	63%	10%
Infant, Toddler, and Preschool	89.5	67.4	33%	9%
Vehicles	135.0	80.9	67%	11%
Action Figures, Building Sets, Games, and Other	104.1	64.8	61%	12%
Gross Billings	$509.2	$323.9	57%	10%
Sales Adjustments	(84.3)	(52.9)
Net Sales	$424.9	$271.1	57%	10%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$139.9	$87.0	61%	11%
Hot Wheels	117.7	70.3	67%	10%
Fisher-Price and Thomas & Friends	84.9	64.6	31%	8%
Other	166.8	102.1	63%	11%
Gross Billings	$509.2	$323.9	57%	10%
n/m - Not Meaningful
Gross billings for the International segment were $509.2 million in the second quarter of 2021, an increase of $185.3 million, or 57%, as compared to $323.9 million in the second quarter of 2020, with a favorable impact from changes in currency exchange rates of ten percentage points. The increase in the International segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 63%, of which 48% was due to higher billings of Barbie products, 5% was due to initial billings of Spirit products, and 5% was due to higher billings of Polly Pocket products.
Infant, Toddler, and Preschool gross billings increased 33%, of which 30% was driven by higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 67%, of which 59% was due to higher billings of Hot Wheels products, and 5% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 61% due to higher billings of the following products: 19% from Jurassic World, 18% from initial billings of Masters of the Universe, and 8% from MEGA.
Sales adjustments as a percentage of net sales was relatively consistent at 19.9% for the second quarter of 2021, as compared to 19.5% for the second quarter of 2020.

Cost of sales increased 50% in the second quarter of 2021, as compared to a 57% increase in net sales, primarily due to higher product and other costs. Gross margin in the second quarter of 2021 increased, primarily driven by the favorable impact of fixed cost absorption and the incremental realized savings from the cost savings programs, partially offset by input cost inflation. International segment income was $50.8 million in the second quarter of 2021, as compared to a segment loss of $4.4 million in the second quarter of 2020; the improvement was primarily due to higher gross profit, partially offset by higher advertising and promotion expenses.
American Girl Segment
The following table provides a summary of Mattel's net sales, segment loss, and gross billings for the American Girl segment for the second quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2021	June 30, 2020
	(In millions, except percentage information)
Net Sales	$40.6	$28.2	44%	—%
Segment Loss	(9.7)	(13.9)	-30%	—%

American Girl Segment
Total Gross Billings	41.5	29.1	43%	—%
Sales Adjustments	(0.8)	(0.9)
Total Net Sales	$40.6	$28.2	44%	—%
Gross billings for the American Girl segment were $41.5 million in the second quarter of 2021, an increase of $12.4 million, or 43%, as compared to $29.1 million in the second quarter of 2020. The increase in American Girl gross billings was primarily due to higher billings in proprietary retail channels, which were impacted in the second quarter of 2020 by retail store closures due to the impact of COVID-19. This was partially offset by lower billings in direct-to-consumer channels.
Sales adjustments as a percentage of net sales decreased to 2.1% for the second quarter of 2021, as compared to 3.2% for the second quarter of 2020 due to lower wholesale returns.
Cost of sales increased 38% in the second quarter of 2021, as compared to a 44% increase in net sales, primarily due to higher product and other costs. Gross margin in the second quarter of 2021 increased, primarily due to decreased freight and logistics expenses as a percentage of net sales driven by lower direct-to-consumer channel sales and the favorable impact of fixed cost absorption, partially offset by input cost inflation. American Girl segment loss was $9.7 million in the second quarter of 2021, as compared to segment loss of $13.9 million in the second quarter of 2020. This improvement was driven by higher gross profit, partially offset by higher advertising and promotion expenses.

Results of Operations—First Half
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the first half of 2021 and 2020:

	For the Six Months Ended				Year/Year Change
	June 30, 2021		June 30, 2020
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,900.6	100.0%	$1,326.2	100.0%	43%	—
Gross profit	$899.8	47.3%	$579.1	43.7%	55%	360
Advertising and promotion expenses	162.4	8.5%	136.5	10.3%	19%	(180)
Other selling and administrative expenses	654.4	34.4%	635.5	47.9%	3%	(1,350)
Operating income (loss)	83.0	4.4%	(192.8)	-14.5%	n/m	n/m
Interest expense	168.6	8.9%	98.6	7.4%	71%	150
Interest (income)	(1.4)	-0.1%	(3.1)	-0.2%	-55%	10
Other non-operating (income) expense, net	(0.6)		5.7
Loss before income taxes	(83.7)	-4.4%	(294.0)	-22.2%	-72%	1,780
Provision for income taxes	40.9		24.7
Income from equity method investments	6.7		1.9
Net Loss	$(117.9)	-6.2%	$(316.8)	-23.9%	-63%	1,770
n/m - Not Meaningful
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first half of 2021 and 2020:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2021	June 30, 2020
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$776.0	$486.9	59%	2%
Infant, Toddler, and Preschool	412.5	340.1	21%	2%
Vehicles	481.7	344.3	40%	3%
Action Figures, Building Sets, Games, and Other	457.3	313.2	46%	4%
Gross Billings	$2,127.6	$1,484.5	43%	3%
Sales Adjustments	(227.0)	(158.3)
Net Sales	$1,900.6	$1,326.2	43%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$567.5	$346.8	64%	4%
Hot Wheels	412.0	295.1	40%	3%
Fisher-Price and Thomas & Friends	379.3	305.0	24%	2%
Other	768.7	537.6	43%	3%
Gross Billings	$2,127.6	$1,484.5	43%	3%

Gross billings were $2.13 billion in the first half of 2021, an increase of $643.0 million or 43%, as compared to $1.48 billion in the first half of 2020, with a favorable impact from changes in currency exchange rates of three percentage points. The increase in gross billings for the first half of 2021 was due to higher billings across all categories.
Dolls gross billings increased 59%, of which 45% was due to higher billings of Barbie products, primarily driven by positive brand momentum and POS, 4% was due to higher billings of American Girl products, 4% was due to initial billings of Spirit products, and 3% was due to higher billings of Polly Pocket products.
Infant, Toddler, and Preschool gross billings increased 21%, of which 22% was due to higher billings of Fisher-Price and Thomas & Friends, primarily driven by higher billings of infant and newborn products. This was partially offset by lower billings of Power Wheels products of 1%.
Vehicles gross billings increased 40%, of which 34% was due to higher billings of Hot Wheels products, driven by positive brand momentum and POS, which benefited from a return to in-store impulse shopping, and 3% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 46% due to higher billings of the following products: 16% from Jurassic World, 14% from initial billings of Masters of the Universe, 7% from WWE, and 6% from MEGA.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments as a percentage of net sales was consistent at 11.9% for the first half of 2021 and 2020.
Cost of Sales
Cost of sales as a percentage of net sales was 52.7% in the first half of 2021, as compared to 56.3% in the first half of 2020. Cost of sales increased by $253.6 million, or 34%, to $1.0 billion in the first half of 2021 from $747.1 million in the first half of 2020, as compared to a 43% increase in net sales. Within cost of sales, product and other costs increased by $217.1 million, or 36%, to $816.7 million in the first half of 2021 from $599.6 million in the first half of 2020; freight and logistics expenses increased by $25.6 million, or 28%, to $118.7 million in the first half of 2021 from $93.1 million in the first half of 2020; and royalty expense increased by $10.9 million, or 20%, to $65.2 million in the first half of 2021 from $54.4 million in the first half of 2020. Within cost of sales, certain inbound freight costs were previously classified as freight and logistics costs. Mattel reclassified such inbound freight costs from freight and logistics expenses to present all inbound freight costs within product and other costs for the periods and segments presented.
Gross Margin
Gross margin increased to 47.3% in the first half of 2021 from 43.7% in the first half of 2020. The increase in gross margin was primarily driven by the favorable impact of fixed cost absorption and the incremental realized savings from the cost savings programs, partially offset by input cost inflation due to higher raw material and inbound freight costs.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which primarily include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which primarily include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which primarily include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which primarily include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 8.5% in the first half of 2021 from 10.3% in the first half of 2020 driven by a 43% increase in net sales as compared to an increase in advertising and promotion expense of $25.9 million, or 19%. The increase in advertising and promotion expense to $162.4 million in the first half of 2021 from $136.5 million in the first half of 2020, was driven by higher media spend.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $654.4 million, or 34.4% of net sales, in the first half of 2021, as compared to $635.5 million, or 47.9% of net sales, in the first half of 2020. The increase in other selling and administrative expenses was primarily driven by higher employee compensation costs, partially offset by incremental realized savings from the cost savings programs.

Interest Expense
Interest expense was $168.6 million in the first half of 2021, as compared to $98.6 million in the first half of 2020. The increase in interest expense was due to a loss on extinguishment of $83.2 million as a result of the partial redemption of the 2017/2018 Senior Notes due December 2025 in the first quarter of 2021. This was partially offset by lower interest expense in the second quarter of 2021 due to a lower interest rate associated with the partial refinancing of the 2017/2018 Senior Notes.
Provision for Income Taxes
Mattel's provision for income taxes was $40.9 million and $24.7 million for the first half of 2021 and 2020, respectively. For the first half of 2021, Mattel recognized a net discrete tax expense of $16.2 million related to income taxes recorded on a discrete basis in various jurisdictions, a discrete tax expense of $7.2 million related to tax rate changes impacting deferred tax assets, and a discrete tax benefit of $3.9 million for reassessments of prior years' tax liabilities. For the first half of 2020, Mattel recognized a discrete tax expense of $8.3 million related to income taxes recorded on a discrete basis in various jurisdictions and a discrete tax expense of $1.3 million for reassessments of prior years' tax liabilities. As a result of the establishment of a valuation allowance on U.S. deferred tax assets, there was no U.S. tax benefit provided for U.S. losses during the first half of 2021 or 2020.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first half of 2021 and 2020:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2021	June 30, 2020
	(In millions, except percentage information)
Net Sales	$1,040.5	$720.4	44%	—%
Segment Income	274.5	98.7	178%

Gross Billings by Categories
Dolls	$348.8	$195.1	79%	1%
Infant, Toddler, and Preschool	248.4	208.9	19%	1%
Vehicles	241.2	166.5	45%	1%
Action Figures, Building Sets, Games, and Other	271.3	196.7	38%	1%
Gross Billings	$1,109.6	$767.3	45%	1%
Sales Adjustments	(69.1)	(46.9)
Net Sales	$1,040.5	$720.4	44%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$308.3	$180.1	71%	—%
Hot Wheels	202.4	140.3	44%	—%
Fisher-Price and Thomas & Friends	223.7	181.6	23%	—%
Other	375.2	265.3	41%	—%
Gross Billings	$1,109.6	767.3	45%	1%
Gross billings for the North America segment were $1.11 billion in the first half of 2021, an increase of $342.3 million, or 45%, as compared to $767.3 million in the first half of 2020, with a favorable impact from changes in currency exchange rates of one percentage point. The increase in the North America segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 79%, of which 66% was due to higher billings of Barbie products, 7% was due to initial billings of Spirit products, and 5% was due to higher billings of Polly Pocket products.

Infant, Toddler, and Preschool gross billings increased 19%, of which 20% was due to higher billings of Fisher-Price and Thomas & Friends products, partially offset by lower billings of Power Wheels products of 1%.
Vehicles gross billings increased 45%, of which 37% was due to higher billings of Hot Wheels products, and 3% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 38% due to higher billings of the following products: 15% from Jurassic World, 13% from initial billings of Masters of the Universe, 9% from WWE, and 5% from MEGA. This was partially offset by lower billings of card games products, including UNO of 7%.
Sales adjustments as a percentage of net sales was relatively consistent at 6.6% for the first half of 2021, as compared to 6.5% for the first half of 2020.
Cost of sales increased 31.0% during the first half of 2021, as compared to a 44% increase in net sales, primarily due to higher product and other costs. Gross margin in the first half of 2021 increased primarily driven by the favorable impact of fixed cost absorption and the incremental realized savings from the cost savings programs, partially offset by input cost inflation. North America segment income was $274.5 million in the first half of 2021, as compared to segment income of $98.7 million in the first half of 2020; the improvement was primarily due to higher gross profit, partially offset by higher advertising and promotion expenses.
International Segment
The following table provides a summary of Mattel's net sales, segment income (loss), and gross billings by categories, along with supplemental information by brand, for the International segment for the first half of 2021 and 2020:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2021	June 30, 2020
	(In millions, except percentage information)
Net Sales	$774.3	$540.4	43%	6%
Segment Income (Loss)	87.0	(31.4)	n/m

Gross Billings by Categories
Dolls	$339.4	$224.7	51%	6%
Infant, Toddler, and Preschool	164.1	131.2	25%	6%
Vehicles	240.5	177.8	35%	5%
Action Figures, Building Sets, Games, and Other	186.1	116.4	60%	9%
Gross Billings	$930.2	$650.1	43%	6%
Sales Adjustments	(155.9)	(109.6)
Net Sales	$774.3	$540.4	43%	6%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$259.2	$166.7	55%	6%
Hot Wheels	209.6	154.8	35%	4%
Fisher-Price and Thomas & Friends	155.6	123.4	26%	5%
Other	305.8	205.2	49%	7%
Gross Billings	$930.2	$650.1	43%	6%
n/m - Not Meaningful
Gross billings for the International segment were $930.2 million in the first half of 2021, an increase of $280.1 million, or 43%, as compared to $650.1 million in the first half of 2020, with a favorable impact from changes in currency exchange rates of 6 percentage points. The increase in the International segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 51%, of which 41% was due to higher billings of Barbie products, 4% was due to initial billings of Spirit products, and 3% was due to higher billings of Polly Pocket products.

Infant, Toddler, and Preschool gross billings increased 25%, of which 24% was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 35%, of which 31% was due to higher billings of Hot Wheels products, and 4% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 60% due to higher billings of the following products: 17% from Jurassic World, 15% from initial billings of Masters of the Universe, 8% from MEGA, and 3% from WWE.
Sales adjustments as a percentage of net sales was relatively consistent at 20.1% for the first half of 2021, as compared to 20.3% for the first half of 2020.
Cost of sales increased 35.0% in the first half of 2021, as compared to a 43% increase in net sales, primarily due to higher product and other costs. Gross margin in the first half of 2021 increased primarily driven by the incremental realized savings from the cost savings programs and the favorable impact of fixed cost absorption, partially offset by input cost inflation. International segment income was $87.0 million in the first half of 2021, as compared to segment loss of $31.4 million in the first half of 2020; the improvement was primarily due to higher gross profit, partially offset by higher advertising and promotion expenses.
American Girl Segment
The following table provides a summary of Mattel's net sales, segment loss, and gross billings by categories, along with supplemental information by brand, for the American Girl segment for the first half of 2021 and 2020:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2021	June 30, 2020
	(In millions, except percentage information)
Net Sales	$85.8	$65.3	31%	—%
Segment Loss	(19.3)	(31.0)	-38%

American Girl Segment
Total Gross Billings	87.8	67.2	31%	—%
Sales Adjustments	(2.0)	(1.8)
Total Net Sales	$85.8	$65.3	31%	—%
Gross billings for the American Girl segment was $87.8 million in the first half of 2021, an increase of $20.6 million, or 31%, as compared to $67.2 million in the first half of 2020. The increase in American Girl gross billings was due to higher billings in propriety retail channels and higher direct-to-consumer channel billings.
Sales adjustments as a percentage of net sales decreased to 2.3% for the first half of 2021, as compared to 2.8% for the first half of 2020 due to lower wholesale returns.
Cost of sales increased 29% in the first half of 2021, as compared to a 31% increase in net sales, primarily due to higher product and other costs. Gross margin in the first half of 2021 increased, primarily driven by the favorable impact of fixed cost absorption and the incremental realized savings from the cost savings programs, partially offset by input cost inflation. American Girl segment loss was $19.3 million in the first half of 2021, as compared to segment loss of $31.0 million in the first half of 2020; the improvement was primarily due to higher gross profit, partially offset by higher advertising and promotion expenses.

Cost Savings Programs
Optimizing for Growth (formerly Capital Light)
On February 9, 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program which integrates and expands upon the previously announced Capital Light program (the "Program"). Targeted annual gross cost savings from actions that are expected to be completed beginning 2021 through 2023 are $250 million. Of the $250 million in incremental targeted gross cost savings, approximately 50% is expected to benefit Cost of Sales, 40% to benefit Other Selling and Administrative Expenses, and 10% to benefit Advertising and Promotion Expense. Aggregate incremental cash expenditures associated with the Program are expected to be approximately $100 to $125 million.
Mattel estimates the aggregate cost of incremental actions for the Program to be as follows:

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
Cumulatively, in conjunction with previous actions taken under the Capital Light program, targeted annual gross cost savings for the Program are $325 million by 2023, with total expected cash expenditures of approximately $140 to $165 million, and total expected non-cash charges of $40 to $45 million. Of the $325 million in targeted gross cost savings, approximately 60% is expected to benefit Cost of Sales, 30% to benefit Other Selling and Administrative Expenses, and 10% to benefit Advertising and Promotion Expense.
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(In millions)
Cost of sales (a)	$1.8	$4.5
Other selling and administrative expenses (b)	17.2	4.1
	$18.9	$8.6
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
As of June 30, 2021, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $69 million, which include approximately $18 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $124 million, primarily within gross profit, as of June 30, 2021 in connection with the Program.
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

Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include investing and financing activities such as capital expenditures and debt service. Of Mattel's $384.7 million in cash and equivalents at June 30, 2021, approximately $215.3 million was held by foreign subsidiaries.
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
Consistent with prior periods, Mattel intends to utilize its senior secured revolving credit facilities to meet its short-term liquidity needs. At June 30, 2021, Mattel had no outstanding borrowings under the senior secured revolving credit facilities and approximately $10 million in outstanding letters of credit under the senior secured revolving credit facilities.
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
Cash Flow Activities
Cash flows used for operating activities were $241.4 million in the first half of 2021, as compared to $469.3 million in the first half of 2020. The decrease in cash flows used for operating activities was primarily due to lower net loss, excluding the impact of non-cash charges.

Cash flows used for investing activities were $27.2 million in the first half of 2021, as compared to $74.7 million in the first half of 2020. The decrease in cash flows used for investing activities was primarily driven by proceeds from the disposal of assets and a business of $43.1 million in the first half of 2021 and net payments for foreign currency forward exchange contracts in the first half of 2020.
Cash flows used for financing activities were $107.8 million in the first half of 2021, as compared to cash flows provided by financing activities of $399.3 million in the first half of 2020. The change in cash flows from financing activities was driven primarily by proceeds from short-term borrowings of $400.0 million in the first half of 2020 as compared to the partial redemption of the 2017/2018 Senior Notes due December 2025 in the first half of 2021.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $377.4 million to $384.7 million at June 30, 2021, as compared to $762.2 million at December 31, 2020, due to seasonal working capital usage, the partial redemption of the 2017/2018 Senior Notes due December 2025, and capital expenditures. The decreases were partially offset by proceeds from the disposal of assets and a business during the first half of 2021. Mattel's cash and equivalents decreased $76.8 million to $384.7 million at June 30, 2021, as compared to $461.6 million at June 30, 2020, primarily due to repayment of short-term borrowings of $400.0 million outstanding as of June 30, 2020, the partial redemption of the 2017/2018 Senior Notes due December 2025 in the first half of 2021, and capital expenditures, partially offset by cash flows from operating activities in the trailing twelve months.
Accounts receivable decreased $249.9 million to $784.1 million at June 30, 2021, as compared to $1.03 billion at December 31, 2020, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable increased $133.6 million to $784.1 million at June 30, 2021, as compared to $650.5 million at June 30, 2020, primarily due to higher net sales in the second quarter of 2021. Net sales in the second quarter of 2020 were negatively impacted by COVID-19.
Inventory increased $289.6 million to $818.0 million at June 30, 2021, as compared to $528.5 million at December 31, 2020, primarily due to seasonal inventory build. Inventory increased $90.2 million to $818.0 million at June 30, 2021, as compared to $727.9 million at June 30, 2020, due to cost inflation and increased production to support growth in the second half of 2021.
Accounts payable and accrued liabilities decreased $240.9 million to $1.09 billion at June 30, 2021, as compared to $1.33 billion at December 31, 2020 due to seasonal declines in expenditure levels. Accounts payable and accrued liabilities increased $142.3 million to $1.09 billion at June 30, 2021, as compared to $944.1 million at June 30, 2020 due to increased payables associated with cost inflation and higher inventory production levels.
Mattel had $0.2 million, $400.0 million, and $1.0 million of short-term borrowings outstanding at June 30, 2021, June 30, 2020, and December 31, 2020, respectively. Mattel elevated its borrowings under the senior secured revolving credit facilities during 2020 in light of uncertainties surrounding the impact of COVID-19.

A summary of Mattel's capitalization is as follows:

	June 30, 2021		June 30, 2020		December 31, 2020
	(In millions, except percentage information)
Cash and equivalents	$384.7		$461.6		$762.2

Short-term borrowings	0.2		400.0		1.0
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2017/2018 Senior Notes due December 2025	275.0		1,500.0		1,500.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		—		—
2021 Senior Notes due April 2029	600.0		—		—
Debt issuance costs and debt discount	(35.9)		(49.2)		(45.3)
Total debt	2,839.3	84%	3,250.8	97%	2,855.7	82%
Stockholders’ equity	527.7	16	106.1	3	610.1	18
Total capitalization (debt plus equity)	$3,367.1	100%	$3,356.9	100%	$3,465.8	100%
Total debt was $2.84 billion at June 30, 2021, as compared to $2.86 billion at December 31, 2020. On March 19, 2021, Mattel used the net proceeds from the issuance of $600.0 million aggregate principal amount of 3.375% Senior Notes due 2026 and $600.0 million aggregate principal amount of 3.750% Senior Notes due 2029, together with cash on hand, to redeem and retire $1.23 billion in aggregate principal amount of Mattel's outstanding 2017/2018 Senior Notes due December 2025 (the "2025 Notes") and pay related prepayment premiums and transaction fees and expenses. Total debt was $2.84 billion at June 30, 2021, as compared to $3.25 billion at June 30, 2020. The decrease is primarily due to the repayment of short-term borrowings of $400.0 million outstanding at June 30, 2020.
On June 21, 2021, Mattel issued a conditional notice of redemption to holders of its 2025 Notes for the redemption of the remaining $275 million outstanding aggregate principal amount of the 2025 Notes on July 1, 2021 (the "Redemption Date") at a price equal to 105.063% of the principal amount of the 2025 Notes redeemed plus accrued and unpaid interest to, but excluding, the Redemption Date. The conditional notice was subject to the condition precedent that Mattel receive funds from the senior secured revolving credit facilities sufficient to consummate the redemption (the "Condition Precedent") and provided Mattel the right to delay the Redemption Date or modify or rescind such notice in the event the Condition Precedent was not satisfied or waived by the Redemption Date, which, consequently, gave Mattel the right to defer settlement of the 2025 Notes for a period greater than one year after June 30, 2021. The Condition Precedent was satisfied and Mattel fully redeemed the 2025 Notes on the Redemption Date using cash on hand and funds from the senior secured revolving credit facilities.
Stockholders' equity decreased $82.4 million to $527.7 million at June 30, 2021, as compared to $610.1 million at December 31, 2020, primarily due to the net loss for the first half of 2021. Stockholders' equity increased $421.6 million to $527.7 million at June 30, 2021, as compared to $106.1 million at June 30, 2020, primarily due to net income for the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel’s critical accounting policies and estimates are included in the 2020 Annual Report on Form 10-K and did not materially change during the first six months of 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, Australian dollar, British pound sterling, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the first half of 2021. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income (loss) or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the first half of 2021 were related to its net investments in entities having functional currencies denominated in the Turkish lira.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar would have impacted Mattel's second quarter net sales by approximately 0.4% and have no impact to its second quarter loss per share.
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
On April 27, 2021, the European Parliament gave final approval to the EU-UK Trade and Cooperation Agreement, and on April 29, 2021, the EU approved the conclusion of the agreement by way of a Council Decision. As a result, the agreements between the U.K. and the EU came into effect on May 1, 2021. This was the last official step in formalizing the new relationship between the U.K. and the EU. Although the agreement has mitigated a portion of the risk that arose due to the U.K.'s withdrawal from the EU, the overall impact on Mattel's operations is still being evaluated, including the volatility of the British pound sterling. Mattel's U.K. operations represented approximately 6% of Mattel's consolidated net sales for the first half of 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Anthony DiSilvestro, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2021, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the second quarter of 2021:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
April 1—30	12,548	$20.85	—	$203,016,273
May 1—31	3,184	21.21	—	203,016,273
June 1—30	9,822	20.07	—	203,016,273
Total	25,554	$20.60	—	$203,016,273
 ____________________________________
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2021, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	August 28, 2018
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1+	Fifth Amendment to Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan	DEF 14A	001-05647	Appendix A	April 13, 2021
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: August 9, 2021