Form 10-Q
period 2021-09-30
MATTEL INC /DE/
filed 2021-11-04
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of October 19, 2021: 350,341,243 shares

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020	December 31, 2020
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$148,508	$452,167	$762,181
Accounts receivable, net of allowances for credit losses of $11.3 million, $18.5 million and $15.9 million, respectively	1,437,904	1,326,128	1,033,966
Inventories	854,477	679,482	528,474
Prepaid expenses and other current assets	274,262	157,929	172,070
Total current assets	2,715,151	2,615,706	2,496,691
Noncurrent Assets
Property, plant, and equipment, net	455,889	462,521	473,794
Right-of-use assets, net	325,871	291,097	291,601
Goodwill	1,389,715	1,387,260	1,393,834
Other noncurrent assets	1,376,409	856,907	878,970
Total Assets	$6,263,035	$5,613,491	$5,534,890
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$128,000	$400,000	$969
Accounts payable	538,170	497,379	495,363
Accrued liabilities	919,047	730,790	831,922
Income taxes payable	101,619	21,252	27,125
Total current liabilities	1,686,836	1,649,421	1,355,379
Noncurrent Liabilities
Long-term debt	2,569,835	2,852,751	2,854,664
Noncurrent lease liabilities	288,232	251,957	249,353
Other noncurrent liabilities	404,454	439,559	465,350
Total noncurrent liabilities	3,262,521	3,544,267	3,569,367
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,821,106	1,823,742	1,842,680
Treasury stock at cost: 91.0 million shares, 93.3 million shares and 93.2 million shares, respectively	(2,228,910)	(2,283,992)	(2,282,939)
Retained earnings	2,230,764	1,424,558	1,553,610
Accumulated other comprehensive loss	(950,651)	(985,874)	(944,576)
Total stockholders’ equity	1,313,678	419,803	610,144
Total Liabilities and Stockholders’ Equity	$6,263,035	$5,613,491	$5,534,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,762,293	$1,636,464	$3,662,851	$2,962,670
Cost of sales	919,754	808,736	1,920,470	1,555,809
Gross Profit	842,539	827,728	1,742,381	1,406,861
Advertising and promotion expenses	117,650	102,527	280,074	238,981
Other selling and administrative expenses	335,815	345,700	990,221	981,229
Operating Income	389,074	379,501	472,086	186,651
Interest expense	52,062	50,415	220,689	149,010
Interest (income)	(753)	(455)	(2,156)	(3,564)
Other non-operating expense, net	3,901	1,327	3,347	7,012
Income Before Income Taxes	333,864	328,214	250,206	34,193
(Benefit) Provision for income taxes	(456,754)	22,080	(415,805)	46,811
Income from equity method investments	4,458	5,204	11,143	7,145
Net Income (Loss)	$795,076	$311,338	$677,154	$(5,473)
Net Income (Loss) Per Common Share - Basic	$2.27	$0.90	$1.94	$(0.02)
Weighted-average number of common shares	350,424	347,628	349,642	347,206
Net Income (Loss) Per Common Share - Diluted	$2.24	$0.89	$1.91	$(0.02)
Weighted-average number of common and potential common shares	354,178	348,714	354,313	347,206
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Unaudited; in thousands)
Net Income (Loss)	$795,076	$311,338	$677,154	$(5,473)
Other Comprehensive Loss, Net of Tax
Currency translation adjustments	(29,316)	13,032	(36,517)	(105,759)
Employee benefit plan adjustments	3,624	1,291	8,193	4,869
Net unrealized (losses) gains on available-for-sale security	(1,320)	178	1,912	293
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	13,900	(20,578)	23,230	(4,556)
Reclassification adjustments included in net income (loss)	(2,223)	(2,200)	(2,893)	(11,237)
	11,677	(22,778)	20,337	(15,793)
Other Comprehensive Loss, Net of Tax	(15,335)	(8,277)	(6,075)	(116,390)
Comprehensive Income (Loss)	$779,741	$303,061	$671,079	$(121,863)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$677,154	$(5,473)
Adjustments to reconcile net income (loss) to net cash flows used for operating activities:
Depreciation	108,848	120,073
Amortization	28,572	29,465
Share-based compensation	46,493	39,946
Bad debt expense	1,191	7,822
Inventory obsolescence	27,411	31,068
Deferred income taxes	(39,064)	8,777
Income from equity method investments	(11,143)	(6,425)
Loss on extinguishment of long-term borrowings	101,695	—
(Gain) loss on sale of assets/business, net	(22,965)	2,284
Release of valuation allowances on deferred tax assets	(492,191)	—
Changes in assets and liabilities:
Accounts receivable	(431,337)	(429,584)
Inventories	(393,349)	(204,822)
Prepaid expenses and other current assets	(11,252)	(6,721)
Accounts payable, accrued liabilities, and income taxes payable	161,884	(40,495)
Other, net	(7,823)	12,075
Net cash flows used for operating activities	(255,876)	(442,010)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(53,678)	(42,371)
Purchases of other property, plant, and equipment	(61,531)	(40,059)
Payments of foreign currency forward exchange contracts, net	(1,229)	(26,982)
Proceeds from sale of assets/business	43,479	1,587
Other, net	1,479	696
Net cash flows used for investing activities	(71,480)	(107,129)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings, net	127,031	400,000
Payments of long-term borrowings	(1,575,997)	—
Proceeds from long-term borrowings, net	1,184,913	—
Option proceeds and tax withholdings for share-based compensation, net	(14,223)	(6,968)
Other, net	(1,640)	388
Net cash flows (used for) provided by financing activities	(279,916)	393,420
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(6,401)	(22,142)
Decrease in Cash and Equivalents	(613,673)	(177,861)
Cash and Equivalents at Beginning of Period	762,181	630,028
Cash and Equivalents at End of Period	$148,508	$452,167
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2020	$441,369	$1,842,680	$(2,282,939)	$1,553,610	$(944,576)	$610,144
Net loss	—	—	—	(112,385)	—	(112,385)
Other comprehensive loss, net of tax	—	—	—	—	(16,450)	(16,450)
Issuance of treasury stock for stock option exercises	—	(803)	1,913	—	—	1,110
Issuance of treasury stock for restricted stock units vesting	—	(20,031)	13,065	—	—	(6,966)
Share-based compensation	—	15,112	—	—	—	15,112
Balance, March 31, 2021	$441,369	$1,836,958	$(2,267,961)	$1,441,225	$(961,026)	$490,565
Net loss	—	—	—	(5,537)	—	(5,537)
Other comprehensive income, net of tax	—	—	—	—	25,710	25,710
Issuance of treasury stock for stock option exercises	—	(676)	2,830	—	—	2,154
Issuance of treasury stock for restricted stock units vesting	—	(3,212)	2,683	—	—	(529)
Deferred compensation	—	(37)	225	—	—	188
Share-based compensation	—	15,168	—	—	—	15,168
Balance, June 30, 2021	$441,369	$1,848,201	$(2,262,223)	$1,435,688	$(935,316)	$527,719
Net income	—	—	—	795,076	—	795,076
Other comprehensive loss, net of tax	—	—	—	—	(15,335)	(15,335)
Issuance of treasury stock for stock option exercises	—	(1,585)	3,843	—	—	2,258
Issuance of treasury stock for restricted stock units vesting	—	(41,722)	29,470	—	—	(12,252)
Share-based compensation	—	16,212	—	—	—	16,212
Balance, September 30, 2021	$441,369	$1,821,106	$(2,228,910)	$2,230,764	$(950,651)	$1,313,678

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2019	$441,369	$1,825,569	$(2,318,921)	$1,430,031	$(869,484)	$508,564
Net loss	—	—	—	(205,702)	—	(205,702)
Other comprehensive loss, net of tax	—	—	—	—	(136,399)	(136,399)
Issuance of treasury stock for restricted stock units vesting	—	(3,777)	2,811	—	—	(966)
Share-based compensation	—	14,275	—	—	—	14,275
Balance, March 31, 2020	$441,369	$1,836,067	$(2,316,110)	$1,224,329	$(1,005,883)	$179,772
Net loss	—	—	—	(111,109)	—	(111,109)
Other comprehensive income, net of tax	—	—	—	—	28,286	28,286
Issuance of treasury stock for restricted stock units vesting	—	(944)	833	—	—	(111)
Deferred compensation	—	(186)	310	—	—	124
Share-based compensation	—	9,138	—	—	—	9,138
Balance, June 30, 2020	$441,369	$1,844,075	$(2,314,967)	$1,113,220	$(977,597)	$106,100
Net income	—	—	—	311,338	—	311,338
Other comprehensive loss, net of tax	—	—	—	—	(8,277)	(8,277)
Issuance of treasury stock for restricted stock units vesting	—	(36,865)	30,975	—	—	(5,890)
Share-based compensation	—	16,532	—	—	—	16,532
Balance, September 30, 2020	$441,369	$1,823,742	$(2,283,992)	$1,424,558	$(985,874)	$419,803
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
Revision of Previously Issued Consolidated Financial Statements
During the quarter ended June 30, 2021, Mattel identified a misstatement in its accounting for inventory tooling expenses, which were expensed to cost of sales rather than first being capitalized into the cost of inventory, which resulted in an understatement of inventory balances and a misstatement of cost of sales. Mattel also identified a misstatement related to the timing of disbursements for certain capital expenditures, which resulted in a cash flow misclassification between operating activities and investing activities. Mattel evaluated the misstatements and concluded that the misstatements were not material, either individually or in the aggregate, to its current or previously issued consolidated financial statements.
To correct the immaterial misstatements, during the quarter ended June 30, 2021, Mattel elected to revise its previously issued consolidated financial statements as of December 31, 2020 and 2019, and for each of the three years ended December 31, 2020, 2019, and 2018 and its unaudited consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2020 and 2021, June 30, 2020, and September 30, 2020. The revision of the historical consolidated financial statements also includes the correction of other immaterial misstatements in its consolidated statement of operations that Mattel had previously recorded as out of period adjustments, as well as other previously identified balance sheet misclassifications. Mattel had previously determined that these misstatements did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements and reached the same conclusion when aggregating with the recently identified misstatements. Further information regarding the misstatements and related revision is included in "Note 24 to the Consolidated Financial Statements— Revision for Immaterial Misstatements."
Accordingly, the accompanying financial statements and relevant footnotes to the consolidated financial statements in this Quarterly Report on Form 10-Q have been revised to correct for such misstatements. Mattel will present the revision of its previously issued consolidated financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019 in connection with the future filing of its 2021 Annual Report on Form 10-K. Additionally, Mattel will present the revision of its previously issued consolidated financial statements as of and for the three months ended March 31, 2021 in connection with the future filing of its Quarterly Reports on Form 10-Q.
2.     Accounts Receivable
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $11.3 million, $18.5 million, and $15.9 million as of September 30, 2021, September 30, 2020, and December 31, 2020, respectively.

3.     Inventories
Inventories include the following:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Raw materials and work in process	$183,070	$113,248	$110,010
Finished goods	671,407	566,234	418,464
	$854,477	$679,482	$528,474
4.     Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Land	$21,817	$24,906	$24,913
Buildings	321,478	334,466	335,407
Machinery and equipment	774,792	750,119	772,349
Software	350,592	346,127	344,268
Tools, dies, and molds	607,226	608,301	607,915
Leasehold improvements	118,590	134,696	131,578
	2,194,495	2,198,615	2,216,430
Less: accumulated depreciation	(1,738,606)	(1,736,094)	(1,742,636)
	$455,889	$462,521	$473,794
During the three months ended March 31, 2021, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million. The assets sold were previously designated as held for sale, and included within property, plant, and equipment, net in the consolidated balance sheets as of December 31, 2020 and September 30, 2020.
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
In the third quarter of 2021, Mattel performed a qualitative assessment to determine whether it was more likely than not that the book value of Mattel's reporting units exceeded its fair value. As a result of Mattel's qualitative assessment, it was determined that goodwill was not impaired.
The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2021 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact. During the first quarter of 2021, Mattel sold its arts, crafts, and stationery business, resulting in a reduction of goodwill of approximately $2 million.

	December 31, 2020	Dispositions	Currency Exchange Rate Impact	September 30, 2021
	(In thousands)
North America	$733,401	$(1,290)	$(455)	$731,656
International	452,862	(1,056)	(1,318)	450,488
American Girl	207,571	—	—	207,571
	$1,393,834	$(2,346)	$(1,773)	$1,389,715
6.     Other Noncurrent Assets
Other noncurrent assets include the following:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Identifiable intangible assets (net of accumulated amortization of $315.5 million, $277.5 million, and $286.9 million, respectively)	$487,769	$519,861	$518,190
Deferred income taxes	579,950	60,850	72,682
Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and nine months ended September 30, 2021 and 2020.
During the three and nine months ended September 30, 2021, Mattel recognized a net discrete tax benefit of $465.3 million and $445.8 million, respectively, primarily related to the release of the valuation allowances on certain U.S. and foreign deferred tax assets, income taxes recorded on a discrete basis in various jurisdictions, and reassessments of prior years' tax liabilities. Refer to "Note 20 to the Consolidated Financial Statements—Income Taxes" for additional information.
7.     Accrued Liabilities
Accrued liabilities include the following:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Incentive compensation	$108,633	$97,635	$126,601
Advertising and promotion	98,746	89,597	163,181
Current lease liabilities	68,706	85,120	79,540
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
The senior secured revolving credit facilities consist of (i) an asset based lending facility with aggregate commitments up to $1.11 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and certain of its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, and (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. borrowers under the Credit Agreement, and certain equity interests in the borrower and guarantor subsidiaries under the Credit Agreement.

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
Mattel had $128.0 million of borrowings under the senior secured revolving credit facilities as of September 30, 2021, $400.0 million of borrowings as of September 30, 2020, and no borrowings under the senior secured revolving credit facilities as of December 31, 2020. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $10 million, $13 million, and $11 million as of September 30, 2021, September 30, 2020, and December 31, 2020, respectively.
As of September 30, 2021, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with the covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
9.     Long-Term Debt
Long-term debt includes the following:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2017/2018 Senior Notes due December 2025	—	1,500,000	1,500,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	—	—
2021 Senior Notes due April 2029	600,000	—	—
Debt issuance costs and debt discount	(30,165)	(47,249)	(45,336)
	$2,569,835	$2,852,751	$2,854,664
On March 19, 2021, Mattel issued (i) $600 million aggregate principal amount of 3.375% Senior Notes due 2026 (the "2026 Notes") and (ii) $600 million aggregate principal amount of 3.750% Senior Notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes"). The 2026 Notes will mature on April 1, 2026 and the 2029 Notes will mature on April 1, 2029, unless earlier redeemed in accordance with their respective terms. The Notes are guaranteed by Mattel’s existing and, subject to certain exceptions, future wholly-owned domestic restricted subsidiaries that guarantee Mattel’s senior secured revolving credit facilities or certain other indebtedness.
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
On July 1, 2021, Mattel redeemed the remaining outstanding $275 million aggregate principal amount of the 2025 Notes. As a result of the redemption, Mattel incurred a loss on extinguishment of $18.5 million, comprised of $14.0 million of prepayment premium costs and a $4.5 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations.

10.     Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Benefit plan liabilities	$202,601	$203,295	$225,957
Deferred income tax liability	38,850	61,870	60,892
11.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended September 30, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of June 30, 2021	$(6,709)	$(4,290)	$(182,285)	$(742,032)	$(935,316)
Other comprehensive income (loss) before reclassifications	13,900	(1,320)	56	(29,316)	(16,680)
Amounts reclassified from accumulated other comprehensive loss	(2,223)	—	3,568	—	1,345
Net increase (decrease) in other comprehensive income (loss)	11,677	(1,320)	3,624	(29,316)	(15,335)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2021	$4,968	$(5,610)	$(178,661)	$(771,348)	$(950,651)

	For the Nine Months Ended September 30, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	23,230	1,912	(203)	(36,517)	(11,578)
Amounts reclassified from accumulated other comprehensive loss	(2,893)	—	8,396	—	5,503
Net increase (decrease) in other comprehensive income (loss)	20,337	1,912	8,193	(36,517)	(6,075)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2021	$4,968	$(5,610)	$(178,661)	$(771,348)	$(950,651)

	For the Three Months Ended September 30, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2020	$18,026	$(8,145)	$(166,279)	$(821,199)	$(977,597)
Other comprehensive (loss) income before reclassifications	(20,578)	178	(432)	13,032	(7,800)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,200)	—	1,723	—	(477)
Net (decrease) increase in other comprehensive (loss) income	(22,778)	178	1,291	13,032	(8,277)
Accumulated Other Comprehensive Loss, Net of Tax, as of September 30, 2020	$(4,752)	$(7,967)	$(164,988)	$(808,167)	$(985,874)

	For the Nine Months Ended September 30, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive (loss) income before reclassifications	(4,556)	293	67	(105,759)	(109,955)
Amounts reclassified from accumulated other comprehensive income (loss)	(11,237)	—	4,802	—	(6,435)
Net (decrease) increase in other comprehensive (loss) income	(15,793)	293	4,869	(105,759)	(116,390)
Accumulated Other Comprehensive Loss, Net of Tax, as of September 30, 2020	$(4,752)	$(7,967)	$(164,988)	$(808,167)	$(985,874)
The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2021	September 30, 2020	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange and other contracts	$2,322	$2,143	Cost of sales
Tax effect	(99)	57	(Benefit) Provision for income taxes
	$2,223	$2,200	Net Income (loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$455	$472	Other non-operating expense, net
Recognized actuarial loss (a)	(2,830)	(2,336)	Other non-operating expense, net
Settlement loss (a)	(3,375)	—	Other non-operating expense, net
	(5,750)	(1,864)
Tax effect	2,182	141	(Benefit) Provision for income taxes
	$(3,568)	$(1,723)	Net Income (loss)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange and other contracts	$3,191	$11,086	Cost of sales
Tax effect	(298)	151	(Benefit) Provision for income taxes
	$2,893	$11,237	Net Income (loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$1,253	$1,405	Other non-operating expense, net
Recognized actuarial loss (a)	(8,394)	(7,014)	Other non-operating expense, net
Settlement loss (a)	(3,375)	—	Other non-operating expense, net
	(10,516)	(5,609)
Tax effect	2,120	807	(Benefit) Provision for income taxes
	$(8,396)	$(4,802)	Net Income (loss)
_______________________________________
(a)The amortization of prior service credit, recognized actuarial loss, and settlement loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Currency translation adjustments resulted in a net loss of $36.5 million for the nine months ended September 30, 2021, primarily due to the weakening of the Mexican peso, Chilean peso, Turkish lira, British pound sterling, and the Euro against the U.S. dollar. Currency translation adjustments resulted in a net loss of $105.8 million for the nine months ended September 30, 2020, primarily due to the weakening of the Brazilian real, Mexican peso, Russian ruble, and the British pound sterling against the U.S. dollar.
12.     Foreign Currency Transaction Exposure
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, Australian dollar, British pound sterling, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the nine months ended September 30, 2021.

Currency transaction losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	September 30, 2021	September 30, 2020	Statements of Operations Classification
	(In thousands)
Currency transaction losses	$(4,855)	$(2,119)	Operating income/loss
Currency transaction losses	(326)	(553)	Other non-operating income/expense, net
Currency transaction losses, net	$(5,181)	$(2,672)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Statements of Operations Classification
	(In thousands)
Currency transaction losses	$(7,358)	$(8,037)	Operating income/loss
Currency transaction losses	(5,135)	(2,988)	Other non-operating income/expense, net
Currency transaction losses, net	$(12,493)	$(11,025)
13.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (loss) ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of September 30, 2021, September 30, 2020, and December 31, 2020, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of $861.2 million, $903.1 million, and $855.0 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2021	September 30, 2020	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$11,624	$5,340	$3,641
Foreign currency forward exchange and other contracts	Other noncurrent assets	2,775	896	50
Total derivatives designated as hedging instruments		$14,399	$6,236	$3,691
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,165	$2,337	$1,982
Foreign currency forward exchange and other contracts	Other noncurrent assets	—	—	38
Total derivatives not designated as hedging instruments		$1,165	$2,337	$2,020
		$15,564	$8,573	$5,711

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2021	September 30, 2020	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$4,046	$9,256	$20,330
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	7	3,602	4,361
Total derivatives designated as hedging instruments		$4,053	$12,858	$24,691
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$2,247	$984	$803
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	99	—
Total derivatives not designated as hedging instruments		$2,247	$1,083	$803
		$6,300	$13,941	$25,494

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Three Months Ended
	September 30, 2021	September 30, 2020	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains (losses) recognized in OCI	$13,900	$(20,578)
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	2,223	2,200	Cost of sales

	Derivatives Designated As Hedging Instruments
	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains (losses) recognized in OCI	$23,230	$(4,556)
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	2,893	11,237	Cost of sales
The net gains (losses) reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2021 and 2020, respectively, were offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Three Months Ended
	September 30, 2021	September 30, 2020	Statements of Operations Classification
	(In thousands)
Amount of net (losses) gains recognized in the Statements of Operations
Foreign currency forward exchange and other contract (losses) gains	$(2,900)	$232	Other non-operating expense, net
	$(2,900)	$232

	Derivatives Not Designated As Hedging Instruments
	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Statements of Operations Classification
	(In thousands)
Amount of net losses recognized in the Statements of Operations
Foreign currency forward exchange and other contract (losses)	$(3,863)	$(30,015)	Other non-operating expense, net
Foreign currency forward exchange and other contract gains	639	—	Cost of sales
	$(3,224)	$(30,015)
The net (losses) gains recognized in the consolidated statements of operations during the three and nine months ended September 30, 2021 and September 30, 2020, respectively, were offset by foreign currency transaction gains and losses on the related hedged balances.
14.     Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2021, September 30, 2020, and December 31, 2020 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel's financial assets and liabilities include the following:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$15,564	$—	$15,564
Available-for-sale (b)	6,180	—	—	6,180
Total assets	$6,180	$15,564	$—	$21,744
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$6,300	$—	$6,300

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$8,573	$—	$8,573
Available-for-sale (b)	3,823	—	—	3,823
Total assets	$3,823	$8,573	$—	$12,396
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$13,941	$—	$13,941

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$5,711	$—	$5,711
Available-for-sale (b)	4,268	—	—	4,268
Total assets	$4,268	$5,711	$—	$9,979
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$25,494	$—	$25,494
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
Other Financial Instruments
Mattel's financial instruments include cash and equivalents, accounts receivable, accounts payable, accrued liabilities, short-term borrowings, and long-term debt. The fair values of these instruments, excluding long-term debt, approximate their carrying values because of their short-term nature. Cash and equivalents are classified as Level 1 and all other financial instruments are classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel's long-term debt was $2.83 billion (compared to a carrying value of $2.60 billion) as of September 30, 2021, $2.98 billion (compared to a carrying value of $2.90 billion) as of September 30, 2020, and $3.11 billion (compared to a carrying value of $2.90 billion) as of December 31, 2020. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

15.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands, except per share amounts)
Basic:
Net income (loss)	$795,076	$311,338	$677,154	$(5,473)
Weighted-average number of common shares	350,424	347,628	349,642	347,206
Basic net income (loss) per common share	$2.27	$0.90	$1.94	$(0.02)

Diluted:
Net income (loss)	$795,076	$311,338	$677,154	$(5,473)
Weighted-average number of common shares	350,424	347,628	349,642	347,206
Dilutive share-based awards (a)	3,754	1,086	4,671	—
Weighted-average number of common and potential common shares	354,178	348,714	354,313	347,206
Diluted net income (loss) per common share	$2.24	$0.89	$1.91	$(0.02)
 _______________________________________
(a)For the three and nine months ended September 30, 2021, share-based awards totaling 12.6 million and 11.7 million, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. For the three months ended September 30, 2020, share-based awards totaling 22.3 million were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. Mattel was in a net loss position for the nine months ended September 30, 2020, and, accordingly, all outstanding share-based awards were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
16.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2020 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)		(In thousands)
Service cost	$1,194	$1,015	$3,780	$3,236
Interest cost	2,525	3,729	7,595	11,247
Expected return on plan assets	(4,627)	(4,899)	(13,891)	(14,722)
Amortization of prior service cost	54	37	275	123
Recognized actuarial loss	2,832	2,355	8,401	7,070
Settlement loss	3,375	—	3,375	—
	$5,353	$2,237	$9,535	$6,954

A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)		(In thousands)
Interest cost	$19	$35	$59	$104
Amortization of prior service credit	(509)	(509)	(1,528)	(1,528)
Recognized actuarial gain	(2)	(19)	(7)	(56)
	$(492)	$(493)	$(1,476)	$(1,480)

Mattel's service cost component is recorded within operating income while other components of net periodic pension cost and postretirement benefit cost are recorded outside of operating income, presented in other non-operating expense, net.
During the nine months ended September 30, 2021, Mattel made cash contributions totaling approximately $10 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2021, Mattel expects to make additional cash contributions of approximately $12 million.
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
As of September 30, 2021, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2019–December 31, 2021 performance cycle, (ii) a January 1, 2020–December 31, 2022 performance cycle, and (iii) a January 1, 2021–December 31, 2023 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Stock option compensation expense	$2,407	$3,095	$7,851	$8,602
RSU compensation expense	6,633	7,973	20,664	21,923
Performance award compensation expense	7,172	5,464	17,978	9,421
	$16,212	$16,532	$46,493	$39,946
As of September 30, 2021, total unrecognized compensation expense related to unvested share-based payments totaled $105.8 million and is expected to be recognized over a weighted-average period of 2.3 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. For the nine months ended September 30, 2021, cash received for stock option exercises was $5.5 million. For the nine months ended September 30, 2020, no cash was received for stock option exercises.

18.     Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Design and development	$47,739	$45,495	$138,466	$136,609
Identifiable intangible asset amortization	9,514	9,813	28,572	29,465
19.     Restructuring Charges
Optimizing for Growth (formerly Capital Light)
On February 9, 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the "Program").
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Cost of sales (a)	$148	$348	$1,930	$4,812
Other selling and administrative expenses (b)	9,258	2,259	26,411	6,379
	$9,406	$2,607	$28,341	$11,191
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
The following table summarizes Mattel's severance and other restructuring charges activity related to the Program for the nine months ended September 30, 2021:

	Liability at December 31, 2020	Charges (a)	Payments/Utilization	Liability at September 30, 2021
	(In thousands)
Severance	$5,294	$15,277	$(7,716)	$12,855
Other restructuring charges	30	13,064	(10,179)	2,915
	$5,324	$28,341	$(17,895)	$15,770
 _______________________________________
(a)Other restructuring charges consist primarily of charges associated with the consolidation of manufacturing facilities and commercial and corporate functions.
As of September 30, 2021, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $79 million, which include approximately $20 million of non-cash charges. Furthermore, cumulatively, in conjunction with previous actions taken under the Program, total expected cash expenditures are approximately $140 to $165 million and total expected non-cash charges are $40 to $45 million.
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
20.     Income Taxes
Mattel's provision for income taxes was a benefit of $456.8 million and $415.8 million for the three and nine months ended September 30, 2021, respectively, and provision for income taxes was an expense of $22.1 million and $46.8 million for the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2021, Mattel recognized a net discrete tax benefit of $465.3 million and $445.8 million, respectively, primarily related to the release of valuation allowances on certain U.S. and foreign deferred tax assets, income taxes recorded on a discrete basis in various jurisdictions, and reassessments of prior years' tax liabilities. During the three and nine months ended September 30, 2020, Mattel recognized a net discrete tax expense of $1.7 million and $11.4 million, respectively, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the three and nine months ended September 30, 2021, Mattel continued to see improved and sustained profitability, which presents objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, in the third quarter of 2021 Mattel released the valuation allowances related to U.S. federal deferred tax assets and foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases in the third quarter of 2021 resulted in recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of $492.2 million.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next twelve months, the total unrecognized tax benefits could decrease by approximately $32 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
Mattel has recorded a deferred tax liability related to undistributed earnings of certain foreign subsidiaries as of September 30, 2021 and September 30, 2020. In the third quarter of 2021, Mattel recorded an approximately $1 million deferred tax liability on $3.5 billion of undistributed foreign earnings for which deferred taxes had not previously been recorded. For remaining undistributed foreign earnings, Mattel has not provided any deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered indefinitely reinvested in the business or may be remitted substantially free of any additional local taxes. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when the Company determines that it is advantageous for business operations or cash management purposes.

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
On October 2, 2018, the Appeals Court rejected Mattel's merits appeal, and affirmed the prior rulings in favor of Yellowstone. In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. On January 27, 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of September 30, 2021, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.

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
Forty additional lawsuits are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to forty-four children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
In addition, a stockholder has filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action are certain of Mattel's current and former officers and directors. In August 2020, the derivative action was stayed pending further developments in the class action lawsuits. In August 2021, a second similar derivative action was filed in the Court of Chancery for the State of Delaware (Armon v. Bradley, et al., filed August 30, 2021).
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

Litigation and Investigations Related to Whistleblower Letter
In December 2019 and January 2020, two stockholders filed separate complaints styled as class actions against Mattel, Inc. and certain of its former officers (the "Mattel Defendants"), as well as others, in the United States District Court for the Central District of California, that were later amended and consolidated, alleging violations of federal securities laws. The complaints rely on the results of an investigation announced by Mattel in October 2019 regarding allegations in a whistleblower letter and claim that Mattel misled the market in several of its financial statements beginning in the third quarter of 2017. The lawsuits allege that the defendants' conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices. The court granted plaintiffs' motion for class certification in September 2021. Following a mediation on October 25, 2021, the parties reached an agreement in principle to settle the class action lawsuits, which is subject to court approval. The Mattel Defendants are paying $86 million in settlement of the claims against them, which will be funded in full by Mattel’s insurers. The settlement does not entail any admission of fault or liability by the Mattel Defendants, which the Mattel Defendants have expressly contested throughout the pendency of the litigation. Mattel’s receivables from its insurers and the offsetting settlement liability have been recorded as of September 30, 2021 within prepaid expenses and other current assets and accrued liabilities, respectively, with no net impact to Mattel’s statement of operations or statement of cash flows.
In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel's current and former officers and directors, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the Moher and Lombardi derivative actions were consolidated and stayed pending further developments in the class action lawsuits. In June 2021, a third similar derivative action was filed in the United States District Court for the District of Delaware (Chagnon v. Kreiz, et al., filed June 22, 2021). Five additional derivative actions asserting similar claims are also pending in the Court of Chancery for the State of Delaware (Owen v. Euteneuer, et al., filed May 12, 2021; Andersen v. Georgiadis, et al., filed May 18, 2021; Armon v. Euteneuer, et al., filed June 29, 2021; Haag v. Euteneuer, et al., filed September 9, 2021; Shumacher v. Kreiz, et al., filed October 19, 2021; and Mizell v. PricewaterhouseCoopers LLP, et al., filed October 29, 2021). An additional derivative action was also filed in United States District Court for the Central District of California (City of Pontiac Police and Fire Retirement System v. PricewaterhouseCoopers LLP, et al. filed October 27, 2021).
The lawsuits seek unspecified compensatory and punitive damages, attorneys' fees, expert fees, costs, equitable relief and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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
The following tables present information regarding net sales, operating income (loss), and assets by segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. The prior period presentation of operating income (loss) by segment and assets by segment has been conformed to the current period's presentation.
It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Net Sales by Segment
North America	$1,037,004	$926,623	$2,077,493	$1,647,069
International	673,295	658,396	1,447,547	1,198,817
American Girl	51,994	51,445	137,811	116,784
Net sales	$1,762,293	$1,636,464	$3,662,851	$2,962,670

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Operating Income by Segment
North America (a)	$372,015	$346,709	$646,466	$445,395
International (a)	150,598	186,440	237,616	154,996
American Girl	(6,535)	(9,285)	(25,825)	(40,272)
	516,078	523,864	858,257	560,119
Corporate and other expense (b)	(127,004)	(144,363)	(386,171)	(373,468)
Operating Income	389,074	379,501	472,086	186,651
Interest expense	52,062	50,415	220,689	149,010
Interest (income)	(753)	(455)	(2,156)	(3,564)
Other non-operating expense, net	3,901	1,327	3,347	7,012
Income Before Income Taxes	$333,864	$328,214	$250,206	$34,193
_______________________________________
(a)Segment operating income included severance and restructuring expenses of $0.1 million and $1.9 million, for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $4.8 million, for the three and nine months ended September 30, 2020, respectively, which were allocated to the North America and International segments.
(b)Corporate and other expense included severance and restructuring charges of $9.2 million and $25.7 million, for the three and nine months ended September 30, 2021, respectively, and $6.7 million and $30.5 million, for the three and nine months ended September 30, 2020, respectively. Corporate and other expense also included expenses related to inclined sleeper product recall litigation of $2.8 million and $14.9 million for the three and nine months ended September 30, 2021, respectively, and $10.1 million and $19.2 million, for the three and nine months ended September 30, 2020, respectively, and incentive and share-based compensation for all periods presented.
Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	September 30, 2021	September 30, 2020	December 31, 2020
	(In thousands)
Assets by Segment
North America	$1,073,657	$964,198	$658,404
International	925,626	821,553	715,043
American Girl	70,356	67,214	40,414
	2,069,639	1,852,965	1,413,861
Corporate and other	222,742	152,645	148,579
Accounts receivable and inventories, net	$2,292,381	$2,005,610	$1,562,440

Geographic Information
The table below presents information by geographic area. Net sales are attributed to countries based on location of the customer.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Net Sales by Geographic Area
North America	$1,088,998	$978,068	$2,215,304	$1,763,853
International
EMEA	420,833	410,210	905,818	735,481
Latin America	180,798	158,982	329,553	267,976
Asia Pacific	71,664	89,204	212,176	195,360
Total International	673,295	658,396	1,447,547	1,198,817
Net sales	$1,762,293	$1,636,464	$3,662,851	$2,962,670
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

24. Revision for Immaterial Misstatements
As disclosed in "Note 1 to the Consolidated Financial Statements—Basis of Presentation," during the quarter ended June 30, 2021, Mattel identified misstatements for inventory tooling expenses that should have first been capitalized into inventory and a misstatement related to the timing of disbursements for certain capital expenditures that resulted in a cash flow misclassification between operating activities and investing activities. Although Mattel concluded that these misstatements were not material, either individually or in aggregate, to its current or previously issued consolidated financial statements, Mattel elected to revise its previously issued consolidated financial statements to correct for these misstatements. In connection with such revision, Mattel is also correcting for other previously identified immaterial misstatements that were previously corrected for as out of period adjustments in the period of identification.
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
The revision to the accompanying unaudited consolidated balance sheets, consolidated statements of operations and comprehensive loss, and consolidated statements of cash flows are as follows. There were no changes to the consolidated statements of stockholders’ equity that have not otherwise been reflected in the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) as detailed in the tables below:

	As of September 30, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Inventories	$663,639	$15,843	$679,482
Total current assets	$2,599,863	$15,843	$2,615,706
Property, plant, and equipment, net	$497,437	$(34,916)	$462,521
Other noncurrent assets	$828,438	$28,469	$856,907
Total Assets	$5,604,095	$9,396	$5,613,491
Accrued liabilities	$739,790	$(9,000)	$730,790
Total current liabilities	$1,658,421	$(9,000)	$1,649,421
Other noncurrent liabilities	$436,459	$3,100	$439,559
Total noncurrent liabilities	$3,541,167	$3,100	$3,544,267
Retained earnings	$1,409,262	$15,296	$1,424,558
Total stockholders' equity	$404,507	$15,296	$419,803

	Three Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Income
Net Sales	$1,631,691	$4,773	$1,636,464
Cost of sales	$799,307	$9,429	$808,736
Gross profit	$832,384	$(4,656)	$827,728
Operating Income	$384,157	$(4,656)	$379,501
Income Before Income Taxes	$332,870	$(4,656)	$328,214
Net Income	$315,994	$(4,656)	$311,338
Comprehensive Income	$307,717	$(4,656)	$303,061
Net Income Per Common Share - Basic	$0.91	$(0.01)	$0.90
Net Income Per Common Share - Diluted	$0.91	$(0.02)	$0.89

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Net Sales	$2,957,897	$4,773	$2,962,670
Cost of sales	$1,549,482	$6,327	$1,555,809
Gross Profit	$1,408,415	$(1,554)	$1,406,861
Operating Income	$188,205	$(1,554)	$186,651
Income Before Income Taxes	$35,747	$(1,554)	$34,193
Net Loss	$(3,919)	$(1,554)	$(5,473)
Comprehensive Loss	$(120,309)	$(1,554)	$(121,863)
Net Loss Per Common Share - Basic	$(0.01)	$(0.01)	$(0.02)
Net Loss Per Common Share - Diluted	$(0.01)	$(0.01)	$(0.02)

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(3,919)	$(1,554)	$(5,473)
Changes in assets and liabilities:
Inventories	$(211,149)	$6,327	$(204,822)
Prepaid expenses and other current assets	$18,979	$(25,700)	$(6,721)
Accounts payable, accrued liabilities, and income taxes payable	$(40,082)	$(413)	$(40,495)
Other, net	$(1,232)	$13,307	$12,075
Net cash flows used for operating activities	$(433,977)	$(8,033)	$(442,010)
Purchases of tools, dies, and molds	$(41,447)	$(924)	$(42,371)
Purchases of other property, plant, and equipment	$(49,016)	$8,957	$(40,059)
Net cash flows used for investing activities	$(115,162)	$8,033	$(107,129)

	As of December 31, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Inventories	$514,673	$13,801	$528,474
Total current assets	$2,482,890	$13,801	$2,496,691
Total Assets	$5,521,089	$13,801	$5,534,890
Retained earnings	$1,539,809	$13,801	$1,553,610
Total stockholders' equity	$596,343	$13,801	$610,144

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
The following discussion has been amended to reflect Mattel’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which Mattel concluded did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in Part 1, Item 1 "Note 1 to the Consolidated Financial Statements — Basis of Presentation" and "Note 24 to the Consolidated Financial Statements — Revision for Immaterial Misstatements" of this Quarterly Report on Form 10-Q.
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
Strong consumer demand for toys during the first nine months of 2021 contributed to double digit year-over-year increases in net sales across all reportable segments and growth in each geographic region, despite COVID-19 disruption and local restrictions negatively impacting certain segments and locations. Mattel’s first half of 2020 results and net sales were significantly and negatively impacted by COVID-19.
While COVID-19 has caused manufacturing and distribution disruption for Mattel and the manufacturers and distribution network it relies upon, to date, this disruption, including temporary plant and port closures, has not materially impacted Mattel’s ability to meet demand for its products. To the extent COVID-19 causes further manufacturing and distribution disruption, particularly during seasonally-high periods of production and/or distribution, Mattel’s ability to meet demand may be materially impacted.
Input cost inflation adversely affected Mattel’s gross margin in the first nine months of the year due to the increased demand for raw materials and distribution services associated with the impact of COVID-19. Mattel has been able to mitigate the adverse impact with the benefits of fixed cost absorption, cost savings programs, and pricing actions. Mattel anticipates that input cost inflation will continue to have an adverse impact on Mattel’s gross margin in the fourth quarter of 2021 as compared to the first half of 2021 and the prior year, as it did during the third quarter of 2021. To the extent input cost inflation becomes more widespread and/or significant than anticipated, it may have a material effect on Mattel’s results of operations.
Prolonged disruption to Mattel’s customers, supply chain, or other critical operations during the fourth quarter of 2021 would result in material adverse effects to Mattel’s business and its liquidity.  The future impact of COVID-19 on Mattel’s results of operations, financial position, and cash flows remains uncertain at this time due to rapidly evolving circumstances.  Mattel is closely monitoring the situation and actively managing its business as developments occur. Refer to Part I, Item 1A "Risk Factors" in the 2020 Annual Report on Form 10-K for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The specific line items that have been materially affected by these impacts of COVID-19 are noted within "Results of Operations—Third Quarter" and "Results of Operations—First Nine Months" below.  In addition to the impacts of COVID-19 discussed below, it is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business.

Results of Operations—Third Quarter
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the third quarter of 2021 and 2020:

	For the Three Months Ended				Year/Year Change
	September 30, 2021		September 30, 2020
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,762.3	100.0%	$1,636.5	100.0%	8%	—
Gross profit	$842.5	47.8%	$827.7	50.6%	2%	(280)
Advertising and promotion expenses	117.6	6.7%	102.5	6.3%	15%	40
Other selling and administrative expenses	335.8	19.1%	345.7	21.1%	-3%	(200)
Operating Income	389.1	22.1%	379.5	23.2%	3%	(110)
Interest expense	52.1	3.0%	50.4	3.1%	3%	(10)
Interest (income)	(0.8)	—%	(0.5)	—%	65%	—
Other non-operating expense, net	3.9		1.3
Income before income taxes	333.9	18.9%	328.2	20.1%	2%	(120)
(Benefit) provision for income taxes	(456.8)		22.1
Income from equity method investments	4.5		5.2
Net Income	$795.1	45.1%	$311.3	19.0%	155%	2,610
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the third quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2021	September 30, 2020
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$719.5	$690.5	4%	1%
Infant, Toddler, and Preschool	406.9	408.8	—%	1%
Vehicles	389.9	369.4	6%	1%
Action Figures, Building Sets, Games, and Other	446.4	354.5	26%	1%
Gross Billings	$1,962.7	$1,823.2	8%	1%
Sales Adjustments	(200.4)	(186.7)
Net Sales	$1,762.3	$1,636.5	8%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$555.2	$532.2	4%	1%
Hot Wheels	329.9	312.8	5%	1%
Fisher-Price and Thomas & Friends	383.7	387.6	-1%	1%
Other	693.9	590.5	18%	2%
Gross Billings	$1,962.7	$1,823.2	8%	1%

Gross billings were $1.96 billion in the third quarter of 2021, an increase of $139.5 million or 8%, as compared to $1.82 billion in the third quarter of 2020, with a favorable impact from changes in currency exchange rates of one percentage point. The increase in third quarter of 2021 gross billings was primarily due to higher billings of Action Figures, Building Sets, Games, and Other, Vehicles, and Dolls.
Dolls gross billings increased 4%, of which 3% was due to higher billings of Barbie products, driven by positive brand momentum and point of sale demand ("POS"), and 3% was due to initial billings of Spirit products. This was partially offset by lower billings of Cave Club products of 2%.
Infant, Toddler, and Preschool gross billings remained flat year-over-year, with lower billings of Fisher-Price and Thomas & Friends products offset by higher billings of Power Wheels.
Vehicles gross billings increased 6%, of which 5% was due to higher billings of Hot Wheels products, driven by positive brand momentum and POS, which benefited from in-store impulse shopping.
Action Figures, Building Sets, Games, and Other gross billings increased 26%, of which 10% was due to higher billings of Jurassic World, 9% was due to initial billings of Masters of the Universe, and 6% was due to higher billings of plush. This was partially offset by lower billings of card game products, including UNO of 4%.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments as a percentage of net sales was consistent at 11.4% for the third quarter of 2021 and 2020.
Cost of Sales
Cost of sales as a percentage of net sales was 52.2% in the third quarter of 2021, as compared to 49.4% in the third quarter of 2020. Cost of sales increased by $111.0 million, or 14%, to $919.8 million in the third quarter of 2021 from $808.7 million in the third quarter of 2020, as compared to an 8% increase in net sales in the third quarter of 2020. Within cost of sales, product and other costs increased by $96.2 million, or 14%, to $771.9 million in the third quarter of 2021 from $675.7 million in the third quarter of 2020; freight and logistics expenses increased by $4.1 million, or 5%, to $81.2 million in the third quarter of 2021 from $77.1 million in the third quarter of 2020; and royalty expenses increased by $10.7 million, or 19%, to $66.7 million in the third quarter of 2021 from $56.0 million in the third quarter of 2020.
Gross Margin
Gross margin decreased to 47.8% in the third quarter of 2021 from 50.6% in the third quarter of 2020. The decrease in gross margin was primarily due to cost inflation driven by higher raw material and freight costs, partially offset by pricing actions. Other negative factors, such as product mix and unfavorable foreign exchange, were largely offset by the favorable impact of fixed cost absorption and incremental realized savings from the cost savings programs.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, newspaper inserts, fliers, and mailers and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased slightly to 6.7% in the third quarter of 2021, as compared to 6.3% in the third quarter of 2020 due to higher advertising and promotion spend. Advertising and promotion expenses increased $15.1 million, or 15%, to $117.6 million in the third quarter of 2021 from $102.5 million in the third quarter of 2020, due to higher media spend.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $335.8 million, or 19.1% of net sales, in the third quarter of 2021, as compared to $345.7 million, or 21.1% of net sales, in the third quarter of 2020. The decrease in other selling and administrative expenses was primarily due to incremental realized savings from the cost savings programs and lower employee compensation costs, including the timing of incentive compensation expense, partially offset by Optimizing for Growth investments.

Interest Expense
Interest expense was $52.1 million for the third quarter of 2021, as compared to $50.4 million for the third quarter of 2020. The increase in interest expense was due to loss on extinguishment of debt of $18.5 million associated with the repayment of the remaining principal balance of 2025 Notes in the third quarter of 2021. This was substantially offset by the impact of the aggregate repayment of the 2025 Notes and lower interest expense resulting from the partial refinancing of the 2025 Notes.
(Benefit) Provision for Income Taxes
Mattel's provision for income taxes was a benefit of $456.8 million for the three months ended September 30, 2021 and provision for income taxes was an expense of $22.1 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, Mattel recognized a net discrete tax benefit of $465.3 million primarily related to the release of valuation allowances on certain U.S. and foreign deferred tax assets, as well as income taxes recorded on a discrete basis in various jurisdictions, and reassessments of prior years' tax liabilities. During the three months ended September 30, 2020, Mattel recognized a net discrete tax expense of $1.7 million primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities.
The release of valuation allowances on certain U.S. and foreign deferred tax assets resulted in an increase to deferred income taxes recorded within other non-current assets. The increase in Mattel's income tax payable was due to income tax expense on pretax income in certain foreign jurisdictions.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the three and nine months ended September 30, 2021, Mattel continued to see improved and sustained profitability, which presents objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, in the third quarter of 2021, Mattel released the valuation allowances related to U.S. federal deferred tax assets and foreign deferred tax assets, except for certain tax attributes expected to expire before utilization. Valuation allowance releases in the third quarter of 2021 resulted in recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of 492.2 million.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the third quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2021	September 30, 2020
	(In millions, except percentage information)
Net Sales	$1,037.0	$926.6	12%	—%
Segment Income	372.0	346.7	7%

Gross Billings by Categories
Dolls	$349.6	$328.6	6%	—%
Infant, Toddler, and Preschool	271.8	257.2	6%	1%
Vehicles	216.7	189.6	14%	—%
Action Figures, Building Sets, Games, and Other	272.0	218.1	25%	1%
Gross Billings	$1,110.1	$993.5	12%	1%
Sales Adjustments	(73.1)	(66.9)
Net Sales	$1,037.0	$926.6	12%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$308.8	$297.6	4%	—%
Hot Wheels	181.1	156.5	16%	1%
Fisher-Price and Thomas & Friends	252.4	241.6	4%	—%
Other	367.8	297.8	23%	—%
Gross Billings	$1,110.1	$993.5	12%	1%

Gross billings for the North America segment were $1.11 billion in the third quarter of 2021, an increase of $116.6 million, or 12%, as compared to $993.5 million in the third quarter of 2020, with a favorable impact from changes in currency exchange rates of one percentage point. The increase in the North America segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 6%, of which 3% was due to higher billings of Barbie products and 3% was due to initial billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 6%, of which 4% was due to higher billings of Fisher-Price and Thomas & Friends products and 2% was due to higher billings of Power Wheels products.
Vehicles gross billings increased 14%, of which 13% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 25%, of which 12% was due to higher billings of Jurassic World, 8% was due to initial billings of Masters of the Universe, and 7% was due to higher billings from plush. This was partially offset by lower billings of card game products, including UNO, of 6%.
Sales adjustments as a percentage of net sales was relatively consistent at 7.0% for the third quarter of 2021, as compared to 7.2% for the third quarter of 2020.

Cost of sales increased 16% in the third quarter of 2021, as compared to a 12% increase in net sales, primarily due to higher product and other costs. Gross margin in the third quarter of 2021 decreased, due to cost inflation driven by higher raw material and freight costs partially offset by incremental pricing actions. Factors such as favorable impact of incremental realized savings from the cost savings programs and fixed cost absorption, were largely offset by other negative factors, including product mix. North America segment income was $372.0 million in the third quarter of 2021, as compared to segment income of $346.7 million in the third quarter of 2020; the improvement was due to higher gross profit, partially offset by higher advertising and promotion expenses and higher selling and administrative expenses.
International Segment
The following table provides a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for the third quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2021	September 30, 2020
	(In millions, except percentage information)
Net Sales	$673.3	$658.4	2%	2%
Segment Income	150.6	186.4	-19%

Gross Billings by Categories
Dolls	$316.4	$308.2	3%	2%
Infant, Toddler, and Preschool	135.1	151.6	-11%	2%
Vehicles	173.2	179.8	-4%	1%
Action Figures, Building Sets, Games, and Other	174.4	136.4	28%	3%
Gross Billings	$799.0	$775.9	3%	2%
Sales Adjustments	(125.7)	(117.5)
Net Sales	$673.3	$658.4	2%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$246.4	$234.6	5%	2%
Hot Wheels	148.8	156.3	-5%	2%
Fisher-Price and Thomas & Friends	131.3	146.1	-10%	2%
Other	272.5	238.9	14%	3%
Gross Billings	$799.0	$775.9	3%	2%
Gross billings for the International segment were $799.0 million in the third quarter of 2021, an increase of $23.1 million, or 3%, as compared to $775.9 million in the third quarter of 2020, with a favorable impact from changes in currency exchange rates of two percentage points. The increase in the International segment gross billings was primarily due to higher billings of Action Figures, Building Sets, Games, and Other, partially offset by lower billings of Infant, Toddler, and Preschool.
Dolls gross billings increased 3%, of which 4% was due to higher billings of Barbie products and 3% was due to initial billings of Spirit products. This was partially offset by lower billings of Cave Club products of 4%.
Infant, Toddler, and Preschool gross billings decreased 11%, of which 10% was due to lower billings of Fisher-Price and Thomas & Friends products, primarily driven by lower billings of infant and newborn products.
Vehicles gross billings decreased 4%, of which 5% was due to lower billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 28% of which 10% was due to initial billings of Masters of the Universe, 8% was due to higher billings from Jurassic World, and 6% was due to higher billings from plush.
Sales adjustments as a percentage of net sales was relatively consistent at 18.7% for the third quarter of 2021, as compared to 17.9% for the third quarter of 2020.

Cost of sales increased 14% in the third quarter of 2021, as compared to a 2% increase in net sales, primarily due to higher product and other costs. Gross margin in the third quarter of 2021 decreased, primarily due to cost inflation partially offset by pricing actions. Negative factors, such as unfavorable foreign exchange and product mix were largely offset by other factors including incremental realized savings from the cost savings programs. International segment income was $150.6 million in the third quarter of 2021, as compared to a segment income of $186.4 million in the third quarter of 2020; the decrease was primarily due to lower gross profit.
American Girl Segment
The following table provides a summary of Mattel's net sales, segment loss, and gross billings for the American Girl segment for the third quarter of 2021 and 2020:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2021	September 30, 2020
	(In millions, except percentage information)
Net Sales	$52.0	$51.4	1%	—%
Segment Loss	(6.5)	(9.3)		—%

American Girl Segment
Total Gross Billings	53.6	53.7	—%	—%
Sales Adjustments	(1.6)	(2.3)
Total Net Sales	$52.0	$51.4	1%	—%
Gross billings for the American Girl segment were relatively flat at $53.6 million in the third quarter of 2021, as compared to $53.7 million in the third quarter of 2020, primarily due to lower billings in the proprietary direct-to-consumer channel and non-proprietary external distribution channels. This was partially offset by higher billings in proprietary retail channels, which were impacted in the third quarter of 2020 by retail store closures due to the impact of COVID-19.
Sales adjustments as a percentage of net sales was 3.1% for the third quarter of 2021, as compared to 4.5% for the third quarter of 2020, due to lower wholesale returns.
Cost of sales remained flat year-over-year, as compared to a 1% increase in net sales, due to higher product and other costs offset by lower freight and logistics expenses. Gross margin in the third quarter of 2021 was flat, primarily due to product mix offset by input cost inflation. American Girl segment loss was $6.5 million in the third quarter of 2021, as compared to segment loss of $9.3 million in the third quarter of 2020. This improvement was primarily due to lower selling and administrative expenses, partially offset by higher advertising and promotion expenses.

Results of Operations—First Nine Months
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the first nine months of 2021 and 2020:

	For the Nine Months Ended				Year/Year Change
	September 30, 2021		September 30, 2020
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$3,662.9	100.0%	$2,962.7	100.0%	24%	—
Gross profit	$1,742.4	47.6%	$1,406.9	47.5%	24%	10
Advertising and promotion expenses	280.1	7.6%	239.0	8.1%	17%	(50)
Other selling and administrative expenses	990.2	27.0%	981.2	33.1%	1%	(610)
Operating income	472.1	12.9%	186.7	6.3%	153%	660
Interest expense	220.7	6.0%	149.0	5.0%	48%	100
Interest (income)	(2.2)	-0.1%	(3.6)	-0.1%	-39%	—
Other non-operating expense, net	3.3		7.0
Income before income taxes	250.2	6.8%	34.2	1.2%	632%	560
(Benefit) provision for income taxes	(415.8)		46.8
Income from equity method investments	11.1		7.1
Net Income (Loss)	$677.2	18.5%	$(5.5)	-0.2%	n/m	1,870
n/m - Not Meaningful
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first nine months of 2021 and 2020:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2021	September 30, 2020
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,495.5	$1,177.4	27%	2%
Infant, Toddler, and Preschool	819.4	749.0	9%	1%
Vehicles	871.6	713.7	22%	2%
Action Figures, Building Sets, Games, and Other	903.7	667.6	35%	2%
Gross Billings	$4,090.3	$3,307.7	24%	2%
Sales Adjustments	(427.4)	(345.0)
Net Sales	$3,662.9	$2,962.7	24%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,122.7	$879.0	28%	2%
Hot Wheels	741.9	607.9	22%	2%
Fisher-Price and Thomas & Friends	763.0	692.7	10%	1%
Other	1,462.6	1,128.1	30%	2%
Gross Billings	$4,090.3	$3,307.7	24%	2%

Gross billings were $4.09 billion in the first nine months of 2021, an increase of $782.6 million or 24%, as compared to $3.31 billion in the first nine months of 2020, with a favorable impact from changes in currency exchange rates of two percentage points. The increase in gross billings for the first nine months of 2021 was due to higher billings across all categories.
Dolls gross billings increased 27%, of which 21% was due to higher billings of Barbie products, primarily driven by positive brand momentum and POS, with 3% due to initial billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 9%, which was due to higher billings of Fisher-Price and Thomas & Friends, primarily driven by higher billings of infant and newborn products.
Vehicles gross billings increased 22%, of which 19% was due to higher billings of Hot Wheels products, driven by positive brand momentum and POS.
Action Figures, Building Sets, Games, and Other gross billings increased 35% due to higher billings of the following products: 13% from Jurassic World, 11% from initial billings of Masters of the Universe, 7% from plush, and 5% from MEGA.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments as a percentage of net sales was relatively consistent at 11.7% for the first nine months of 2021 as compared to 11.6% for the first nine months of 2020.
Cost of Sales
Cost of sales as a percentage of net sales was 52.4% in the first nine months of 2021, as compared to 52.5% in the first nine months of 2020. Cost of sales increased by $364.7 million, or 23%, to $1.9 billion in the first nine months of 2021 from $1.6 billion in the first nine months of 2020, as compared to a 24% increase in net sales. Within cost of sales, product and other costs increased by $314.9 million, or 25%, to $1.6 billion in the first nine months of 2021 from $1.3 billion in the first nine months of 2020; freight and logistics expenses increased by $28.2 million, or 17%, to $195.8 million in the first nine months of 2021 from $167.6 million in the first nine months of 2020; and royalty expense increased by $21.6 million, or 20%, to $132.0 million in the first nine months of 2021 from $110.3 million in the first nine months of 2020.
Gross Margin
Gross margin increased to 47.6% in the first nine months of 2021 from 47.5% in the first nine months of 2020. The increase in gross margin was primarily due to the favorable impact of fixed cost absorption and the incremental realized savings from the cost savings programs, substantially offset by cost inflation due to higher raw material and inbound freight costs.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which include consumer direct catalogs, newspaper inserts, fliers, and mailers; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 7.6% in the first nine months of 2021 from 8.1% in the first nine months of 2020 driven by a 24% increase in net sales as compared to an increase in advertising and promotion expense of $41.1 million, or 17%. The increase in advertising and promotion expense to $280.1 million in the first nine months of 2021 from $239.0 million in the first nine months of 2020 was due to higher media spend.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $990.2 million, or 27.0% of net sales, in the first nine months of 2021, as compared to $981.2 million, or 33.1% of net sales, in the first nine months of 2020. The increase in other selling and administrative expenses was primarily due to higher employee compensation costs, including comparisons to cost-savings actions taken in the prior year in response to COVID-19, partially offset by incremental realized savings from the cost savings programs.

Interest Expense
Interest expense was $220.7 million in the first nine months of 2021, as compared to $149.0 million in the first nine months of 2020. The increase in interest expense was due to a loss on extinguishment of $101.7 million as a result of the redemption of the 2017/2018 Senior Notes due December 2025 in the first nine months of 2021. This was partially offset by lower interest expense in the first nine months of 2021 due to the impact of the aggregate repayment of the remaining 2025 Notes and a lower interest rate associated with the partial refinancing of the 2025 Notes.
(Benefit) Provision for Income Taxes
Mattel's provision for income taxes was a benefit of $415.8 million for the nine months ended September 30, 2021 and provision for income taxes was an expense of $46.8 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, Mattel recognized a net discrete tax benefit of $445.8 million primarily related to the release of valuation allowances on certain U.S. and foreign deferred tax assets, as well as income taxes recorded on a discrete basis in various jurisdictions, and reassessments of prior years' tax liabilities. During the nine months ended September 30, 2020, Mattel recognized a net discrete tax expense of $11.4 million primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior year's tax liabilities.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first nine months of 2021 and 2020:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2021	September 30, 2020
	(In millions, except percentage information)
Net Sales	$2,077.5	$1,647.1	26%	—%
Segment Income	646.5	445.4	45%

Gross Billings by Categories
Dolls	$698.4	$523.6	33%	—%
Infant, Toddler, and Preschool	520.2	466.2	12%	1%
Vehicles	457.8	356.2	29%	1%
Action Figures, Building Sets, Games, and Other	543.3	414.8	31%	—%
Gross Billings	2,219.7	1,760.8	26%	—%
Sales Adjustments	(142.2)	(113.8)
Net Sales	$2,077.5	$1,647.1	26%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$617.1	$477.7	29%	—%
Hot Wheels	383.5	296.8	29%	—%
Fisher-Price and Thomas & Friends	476.1	423.2	13%	1%
Other	743.0	563.2	32%	1%
Gross Billings	$2,219.7	$1,760.8	26%	—%
Gross billings for the North America segment were $2.22 billion in the first nine months of 2021, an increase of $458.9 million, or 26%, as compared to $1.76 billion in the first nine months of 2020. The increase in the North America segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 33%, of which 26% was due to higher billings of Barbie products and 4% was due to initial billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 12%, which was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 29%, of which 25% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 31% due to higher billings of the following products: 13% from Jurassic World, 11% from initial billings of Masters of the Universe, 7% from WWE, 7% from plush, and 5% from MEGA. This was partially offset by lower billings of card games products, including UNO of 6%.
Sales adjustments as a percentage of net sales was relatively consistent at 6.8% for the first nine months of 2021, as compared to 6.9% for the first nine months of 2020.
Cost of sales increased 23% during the first nine months of 2021, as compared to a 26% increase in net sales, primarily due to higher product and other costs. Gross margin in the first nine months of 2021 increased primarily due to fixed cost absorption. Negative factors, such as input cost inflation due to higher raw material and freight costs were largely offset by other factors including the incremental realized savings from the cost savings programs. North America segment income was $646.5 million in the first nine months of 2021, as compared to segment income of $445.4 million in the first nine months of 2020; the improvement was primarily due to higher gross profit, partially offset by higher advertising and promotion expenses and higher selling and administrative expenses.

International Segment
The following table provides a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first nine months of 2021 and 2020:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2021	September 30, 2020
	(In millions, except percentage information)
Net Sales	$1,447.5	$1,198.8	21%	4%
Segment Income	237.6	155.0	53%

Gross Billings by Categories
Dolls	$655.8	$532.9	23%	3%
Infant, Toddler, and Preschool	299.2	282.8	6%	4%
Vehicles	413.7	357.5	16%	4%
Action Figures, Building Sets, Games, and Other	360.4	252.7	43%	6%
Gross Billings	$1,729.1	$1,426.0	21%	4%
Sales Adjustments	(281.6)	(227.2)
Net Sales	$1,447.5	$1,198.8	21%	4%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$505.6	$401.3	26%	4%
Hot Wheels	358.4	311.1	15%	3%
Fisher-Price and Thomas & Friends	286.9	269.5	6%	3%
Other	578.2	444.1	30%	4%
Gross Billings	$1,729.1	$1,426.0	21%	4%
Gross billings for the International segment were $1.73 billion in the first nine months of 2021, an increase of $303.2 million, or 21%, as compared to $1.43 billion in the first nine months of 2020, with a favorable impact from changes in currency exchange rates of four percentage points. The increase in the International segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 23%, of which 20% was due to higher billings of Barbie products and 3% was due to initial billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 6%, which was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 16%, of which 13% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 43% due to higher billings of the following products: 13% from initial billings of Masters of the Universe, 12% from Jurassic World, 6% from MEGA, and 5% from plush.
Sales adjustments as a percentage of net sales was relatively consistent at 19.5% for the first nine months of 2021, as compared to 18.9% for the first nine months of 2020.
Cost of sales increased 24% in the first nine months of 2021, as compared to a 21% increase in net sales, primarily due to higher product and other costs. Gross margin in the first nine months of 2021 decreased primarily due to cost inflation partially offset by pricing actions. Other negative factors, such as unfavorable foreign exchange and product mix were largely offset by incremental realized savings from the cost savings programs and favorable impact of fixed cost absorption. International segment income was $237.6 million in the first nine months of 2021, as compared to segment income of $155.0 million in the first nine months of 2020; the improvement was primarily due to higher net sales, partially offset by higher advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel's net sales, segment loss, and gross billings for the American Girl segment for the first nine months of 2021 and 2020:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2021	September 30, 2020
	(In millions, except percentage information)
Net Sales	$137.8	$116.8	18%	—%
Segment Loss	(25.8)	(40.3)

American Girl Segment
Total Gross Billings	141.4	120.9	17%	—%
Sales Adjustments	(3.6)	(4.1)
Total Net Sales	$137.8	$116.8	18%	—%
Gross billings for the American Girl segment was $141.4 million in the first nine months of 2021, an increase of $20.5 million, or 17%, as compared to $120.9 million in the first nine months of 2020. The increase in American Girl gross billings was due to higher billings in propriety retail channels.
Sales adjustments as a percentage of net sales decreased to 2.6% for the first nine months of 2021, as compared to 3.5% for the first nine months of 2020 due to lower allowances for wholesale returns.
Cost of sales increased 16% in the first nine months of 2021, as compared to a 18% increase in net sales, primarily due to higher product and other costs. Gross margin in the first nine months of 2021 increased slightly, primarily due to the incremental realized savings from the cost savings programs and favorable fixed cost absorption, substantially offset by product mix and input cost inflation. American Girl segment loss was $25.8 million in the first nine months of 2021, as compared to segment loss of $40.3 million in the first nine months of 2020; the improvement was primarily due to higher net sales and lower selling and administrative expenses.
Cost Savings Programs
Optimizing for Growth (formerly Capital Light)
On February 9, 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the "Program"). Targeted annual gross cost savings from actions that are expected to be completed beginning 2021 through 2023 are $250 million. Of the $250 million in incremental targeted gross cost savings, approximately 50% is expected to benefit Cost of Sales, 40% to benefit Other Selling and Administrative Expenses, and 10% to benefit Advertising and Promotion Expense. Aggregate incremental cash expenditures associated with the Program are expected to be approximately $100 to $125 million.
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
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(In millions)
Cost of sales (a)	$1.9	$4.8
Other selling and administrative expenses (b)	26.4	6.4
	$28.3	$11.2
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment income (loss) in Part 1, Item 1 "Note 22 to the Consolidated Financial Statements—Segment Information" of this Quarterly Report on Form 10-Q.
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in Part 1, Item 1"Note 22 to the Consolidated Financial Statements—Segment Information" of this Quarterly Report on Form 10-Q.
As of September 30, 2021, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $79 million, which include approximately $20 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $144 million, primarily within gross profit, as of September 30, 2021 in connection with the Program.
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
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include investing and financing activities such as capital expenditures and debt service. Of Mattel's $148.5 million in cash and equivalents at September 30, 2021, approximately $141.2 million was held by foreign subsidiaries.
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

Consistent with prior periods, Mattel intends to utilize its senior secured revolving credit facilities to meet its short-term liquidity needs. At September 30, 2021, Mattel had $128 million outstanding borrowings under the senior secured revolving credit facilities and approximately $10 million in outstanding letters of credit under the senior secured revolving credit facilities.
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
Cash Flow Activities
Cash flows used for operating activities were $255.9 million in the first nine months of 2021, as compared to $442.0 million in the first nine months of 2020. The decrease in cash flows used for operating activities was primarily due to higher net income, excluding the impact of non-cash items.
Cash flows used for investing activities were $71.5 million in the first nine months of 2021, as compared to $107.1 million in the first nine months of 2020. The decrease in cash flows used for investing activities was primarily due to proceeds from the disposal of assets and a business of $43.5 million in the first nine months of 2021 and lower payments for foreign currency forward exchange contracts in the first nine months of 2021, partially offset by an increase in capital expenditures in the first nine months of 2021.
Cash flows used for financing activities were $279.9 million in the first nine months of 2021, as compared to cash flows provided by financing activities of $393.4 million in the first nine months of 2020. The change in cash flows from financing activities was primarily due to the redemption of the 2017/2018 Senior Notes due December 2025 in the first nine months of 2021 and lower net proceeds from short-term borrowings as compared to the first nine months of 2020.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.

Financial Position
Mattel's cash and equivalents decreased $613.7 million to $148.5 million at September 30, 2021, as compared to $762.2 million at December 31, 2020, due to seasonal working capital usage, the aggregate repayment of the remaining principal balance of the 2015 Notes and the costs associated with the partial refinancing of the 2025 Notes, and capital expenditures. The decreases were partially offset by net income excluding the impact of the release of valuation allowances on certain U.S. and foreign deferred tax assets and proceeds from the disposal of assets and a business during the first nine months of 2021. Mattel's cash and equivalents decreased $303.7 million to $148.5 million at September 30, 2021, as compared to $452.2 million at September 30, 2020, primarily due to the aggregate repayment of the remaining principal balance of the 2025 Notes and the costs associated with the partial refinancing of the 2025 Notes in the first nine months of 2021, the net repayment of short-term borrowings, and capital expenditures, partially offset by cash flows from operating activities in the trailing twelve months.
Accounts receivable increased $403.9 million to $1.4 billion at September 30, 2021, as compared to $1.03 billion at December 31, 2020, primarily due to the seasonality of Mattel's business and higher net sales in the third quarter of 2021 as compared to the fourth quarter of 2020. Accounts receivable increased $111.8 million to $1.4 billion at September 30, 2021, as compared to $1.3 billion at September 30, 2020, primarily due to higher net sales in the third quarter of 2021.
Inventory increased $326.0 million to $854.5 million at September 30, 2021, as compared to $528.5 million at December 31, 2020, primarily due to cost inflation due to higher raw material cost and seasonal inventory build. Inventory increased $175.0 million to $854.5 million at September 30, 2021, as compared to $679.5 million at September 30, 2020, primarily due to cost inflation due to higher raw material cost and higher inventory production levels.
Prepaid expenses and other current assets increased $102.2 million to $274.3 million at September 30, 2021, as compared to $172.1 million at December 31, 2020, due to receivables from insurers related to a legal settlement. Prepaid expenses and other current assets increased $116.3 million to $274.3 million at September 30, 2021, as compared to $157.9 million at September 30, 2020, due to receivables from insurers related to a legal settlement.
Accounts payable and accrued liabilities increased $129.9 million to $1.46 billion at September 30, 2021, as compared to $1.33 billion at December 31, 2020, due to an accrued legal settlement and increased payables associated with cost inflation. Accounts payable and accrued liabilities increased $229.0 million to $1.46 billion at September 30, 2021, as compared to $1.23 billion at September 30, 2020, due to increased payables associated with cost inflation and an accrued legal settlement.
Mattel had $128.0 million, $400.0 million, and $1.0 million of short-term borrowings outstanding at September 30, 2021, September 30, 2020, and December 31, 2020, respectively. Mattel elevated its borrowings under the senior secured revolving credit facilities during 2020 in light of uncertainties surrounding the impact of COVID-19.
A summary of Mattel's capitalization is as follows:

	September 30, 2021		September 30, 2020		December 31, 2020
	(In millions, except percentage information)
Cash and equivalents	$148.5		$452.2		$762.2

Short-term borrowings	128.0		400.0		1.0
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2017/2018 Senior Notes due December 2025	—		1,500.0		1,500.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		—		—
2021 Senior Notes due April 2029	600.0		—		—
Debt issuance costs and debt discount	(30.2)		(47.2)		(45.3)
Total debt	2,697.8	67%	3,252.8	89%	2,855.7	82%
Stockholders’ equity	1,313.7	33	419.8	11	610.1	18
Total capitalization (debt plus equity)	$4,011.5	100%	$3,672.6	100%	$3,465.8	100%

On March 19, 2021, Mattel used the net proceeds from the issuance of $600.0 million aggregate principal amount of 3.375% Senior Notes due 2026 and $600.0 million aggregate principal amount of 3.750% Senior Notes due 2029, together with cash on hand, to redeem and retire $1.225 billion in aggregate principal amount of Mattel's outstanding 2017/2018 Senior Notes due December 2025 (the "2025 Notes") and pay related prepayment premiums and transaction fees and expenses.
On July 1, 2021, Mattel redeemed the remaining outstanding $275 million aggregate principal amount of the 2025 Notes, at a redemption price equal to 105.063% of the principal amount. As a result of this redemption, Mattel incurred a loss on extinguishment of $18.5 million, comprised of $14.0 million of prepayment premium costs and a $4.5 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations.
Total debt, including short-term borrowings, was $2.70 billion at September 30, 2021, as compared to $2.86 billion at December 31, 2020. The decrease was due to the aggregate repayments of the remaining 2025 Notes, partially offset by the short-term borrowings of $128.0 million outstanding at September 30, 2021.
Total debt, including short-term borrowings, was $2.70 billion at September 30, 2021, as compared to $3.25 billion at September 30, 2020. The decrease was due to the aggregate repayments of the remaining 2025 Notes and net reduction of short-term borrowings of $272.0 million.
Stockholders' equity increased $703.5 million to $1.31 billion at September 30, 2021, as compared to $610.1 million at December 31, 2020, primarily due to the net income for the first nine months of 2021. Stockholders' equity increased $893.9 million to $1.31 billion at September 30, 2021, as compared to $419.8 million at September 30, 2020, primarily due to net income for the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
An update to a critical accounting estimate involving Mattel's income taxes is described in Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Income Taxes". With the exception of this topic, Mattel's critical accounting policies and estimates are included in the 2020 Annual Report on Form 10-K and did not materially change during the first nine months of 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, Australian dollar, British pound sterling, Canadian dollar, Russian ruble, and Brazilian real were the primary transactions that caused foreign currency transaction exposure for Mattel during the first nine months of 2021. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 18 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the nine months ended September 30, 2021 were related to its net investments in entities having functional currencies denominated in the Mexican peso, Chilean peso, Turkish lira, British pound sterling, and the Euro.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar would have impacted Mattel's third quarter net sales by approximately 0.4% and its third quarter net income per share by approximately $0.00 to $0.01.

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
On April 27, 2021, the European Parliament gave final approval to the EU-UK Trade and Cooperation Agreement, and on April 29, 2021, the EU approved the conclusion of the agreement by way of a Council Decision. As a result, the agreements between the U.K. and the EU came into effect on May 1, 2021. This was the last official step in formalizing the new relationship between the U.K. and the EU. Although the agreement has mitigated a portion of the risk that arose due to the U.K.'s withdrawal from the EU, the overall impact on Mattel's operations is still being evaluated, including the volatility of the British pound sterling. Mattel's U.K. operations represented approximately 6% of Mattel's consolidated net sales for the nine months ended September 30, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Anthony DiSilvestro, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2021, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the third quarter of 2021:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
July 1—31	554,912	$21.72	—	$203,016,273
August 1—31	1,133	21.63	—	203,016,273
September 1—30	9,084	19.15	—	203,016,273
Total	565,129	$21.68	—	$203,016,273
 ____________________________________
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2021, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 17, 2021
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: November 4, 2021