Form 10-K
period 2021-12-31
MATTEL INC /DE/
filed 2022-02-28
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,014,261,001 based upon the closing market price as of the close of business June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
Number of shares outstanding of registrant’s common stock, $1.00 par value, as of February 14, 2022: 352,240,900 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2022 Proxy Statement, filed with the Securities and Exchange Commission (“SEC”) within 120 days after the closing of the registrant's fiscal year (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, and in the future may be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of and uncertainty regarding the COVID-19 pandemic (and actions taken in response to it by governments, businesses, and individuals) on Mattel's business operations, financial results and financial position and on the global economy, including its impact on Mattel's sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (iii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel’s costs; (iv) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (v) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (vi) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vii) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (viii) currency fluctuations, including movements in foreign exchange rates and inflation, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (ix) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel’s retail customers, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant and port closures, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel’s business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China or Russia, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, as well as political and/or economic instability in those markets, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings; (xvi) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xvii) the impact of other market conditions or third party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel’s products, delay or increase the cost of implementation of Mattel’s programs, or alter Mattel’s actions and reduce actual results; (xviii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xix) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xx) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as non-fungible tokens and cryptocurrency; (xxi) uncertainty from the expected discontinuance of London Interbank Offer Rate ("LIBOR") and transition to any other interest rate benchmark; and (xxii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors." Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I
Item 1.    Business.
Throughout this report "Mattel" refers to Mattel, Inc. and/or one or more of its family of companies. Mattel is a leading global toy company and owner of one of the strongest catalogs of children’s and family entertainment franchises in the world. Mattel creates innovative products and experiences that inspire, entertain, and develop children through play. Mattel is focused on the following evolved strategy to grow its intellectual property ("IP") driven toy business and expand its entertainment offering:
•Accelerate topline growth through scaling Mattel’s portfolio, growing franchise brands, and advancing e-commerce and direct-to-consumer business, and increasing profitability by continuing to optimize operations; and
•Expand entertainment offering to capture the full value of Mattel's IP in highly accretive business verticals, including content, consumer products, and digital experiences.
Mattel is the owner of a portfolio of iconic brands and partners with global entertainment companies to license other intellectual property. Mattel's portfolio of owned and licensed brands and products are organized into the following categories:
Dolls—including brands such as Barbie, Monster High, American Girl, Polly Pocket, Spirit (Universal), and Enchantimals. Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. With an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, American Girl is best known for imparting valuable life lessons through its inspiring dolls and books, featuring diverse characters from past and present. Its products are sold directly to consumers via its catalog, website, and proprietary retail stores.
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
Vehicles—including brands such as Hot Wheels, including Hot Wheels Monster Trucks and Hot Wheels Mario Kart (Nintendo), Matchbox, and CARS (Disney Pixar). In production for over 50 years, Hot Wheels continues to push the limits of performance and design and ignites the challenger spirit of kids, adults, and collectors. From die-cast vehicles to tracks, playsets, and accessories, the Mattel Vehicles portfolio has broad appeal that engages and excites kids of all ages.
Action Figures, Building Sets, Games, and Other—including brands such as Masters of the Universe, MEGA, UNO, Lightyear (Disney Pixar), Jurassic World (NBCUniversal), WWE, and Star Wars (Disney). Mattel’s action figure portfolio is comprised of product lines associated with licensed entertainment franchises that are driven by major theatrical releases, such as Lightyear and Jurassic World, as well as product lines from Mattel’s owned IP, including Masters of the Universe. As the challenger brand in Building Sets, MEGA sparks creativity through the power of connection with builders of all ages and fans of global franchises. UNO is the classic matching card game that is easy to learn and fast fun for everyone. Other includes Plush, which contains product offerings associated with theatrical releases from Mattel’s licensed entertainment franchises.
Business Segments
Mattel's operating segments are: (i) North America, which consists of the United States and Canada; (ii) International; and (iii) American Girl.  The North America and International segments sell products across Mattel's categories, although some products are developed and adapted for particular international markets.
For additional information on Mattel’s worldwide gross billings by brand category, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

North America Segment
The North America segment markets and sells toys and consumer products in the United States and Canada across all of Mattel's categories.
Dolls
Barbie will continue to deliver innovation, purpose-driven marketing campaigns, and engaging toys connected to a strong system of play. Barbie has broad product offerings, with product lines designed to appeal to children from ages three to nine, complemented by a Barbie Signature line with high-quality dolls that appeal to fans of all ages. In 2022, Barbie will be featured in four Netflix content releases, introduce exciting new launches in the Extra and Reveal product lines, and introduce high profile partnerships and pop culture collaborations, all while celebrating the 60th anniversary of the Dreamhouse and the launch of an all-new Dream Camper.
In 2022, Polly Pocket will refresh its product offering with new compact playset innovation, brand new themes, and the fourth season of its popular animated content series on streaming and broadcast platforms globally. There are also two new product launches in Fall 2022; a product line tied to Chris "Ludacris" Bridges' series "Karma's World" and the much-anticipated re-launch of the powerhouse franchise Monster High.
Infant, Toddler, and Preschool
In 2022, Fisher-Price will continue its focus on surprising and delighting consumers as a trusted partner for families with infants and preschoolers, by continuing to create brand love through innovative products and inviting adults back into the world of childhood. Design-led innovation will continue to drive new product offerings, including Meditation Mouse, a calming toy for toddlers designed to teach self-soothing techniques, and expansion of the Linkamals product line to toddlers. Mattel will also scale its portfolio of Little People products to include Barbie's Lil' Dreamhouse and Hot Wheel's Racing Loops. New preschool toys from Imaginext will include product lines associated with highly-anticipated theatrical releases: The Batman (Warner Brothers), Jurassic World: Dominion (NBCUniversal), and Lightyear (Disney Pixar).
Vehicles
In 2022, industry leader Hot Wheels will look to continue its strong momentum as a multigenerational franchise with consumer interest levels at historic highs. Hot Wheels product offerings will excite and delight with revitalized Hot Wheels City playsets for expanded fun across the system of play, new product lines for the Jurassic World: Dominion (NBCUniversal) and Lightyear (Disney Pixar) theatrical releases, and digital ways to collect with the NFT Garage series. In the second half of the year, Hot Wheels will enter new vehicle play patterns and categories, all while upholding the quality and performance of Hot Wheels. Mattel will also continue to partner with Disney Pixar for CARS, driving excitement around the new content CARS on the Road by launching an all-new content-inspired product line in Fall 2022. Finally, die-cast category pioneer Matchbox will continue year two of its re-launch with exciting new products and an evolution of the “Drive Your Adventure” brand campaign that will feature exciting new licenses, and new episodes of the popular series on YouTube Matchbox Adventures.
Action Figures, Building Sets, Games, and Other
Mattel Action Figures will continue to collaborate with key licensor partners, such as Disney, NBCUniversal, WWE, and Microsoft, to bring innovative products to the global marketplace. Key 2022 product lines to be based on entertainment franchises include NBCUniversal’s Jurassic World: Dominion, Minions: Rise of Gru, and Disney Pixar’s Lightyear, each with a theatrical release scheduled for Summer 2022. Mattel will complement its portfolio with the continued expansion of Masters of the Universe. Masters of the Universe products will be bolstered by more Netflix animated content coming in 2022 and global brand support targeted to both new and existing fans.
In Building Sets, MEGA sparks creativity through the power of connection with builders of all ages and fans of global franchises. Partnerships with some of the world’s top franchises including Pokémon, Barbie, Hot Wheels, and Paw Patrol, invite consumers to try MEGA building sets, while innovative building play, authentic details, compatible quality, and accessible value encourages consumers to stay in the MEGA building collection. In 2022, parents of preschoolers can discover how the MEGA Bloks preschool building system enhances playtime and early childhood development beyond the Big Building Bag.
Mattel Games consists of some of the most beloved Games IP in the world including UNO, Pictionary, Skip-Bo, Blokus, and many others. In 2022, UNO will introduce a new card-based extension to its portfolio, UNO All Wild and lean deeper into collectible cards with UNO Ultimate Marvel. Additionally, Mattel will introduce new game extensions and partnerships that celebrate pop culture. Mattel will also continue to extend key brands and products, including a new licensed extension of the Pictionary line, Pictionary Air.

Mattel Plush will collaborate with partners Disney’s Lucasfilm, Pixar, and Marvel, Microsoft’s Minecraft, NBCUniversal’s Jurassic World, and many more. In 2022, the Plush portfolio is expected to benefit from multiple tentpole moments capitalizing on this strong entertainment slate.
International Segment
Products marketed and sold by the International segment are generally the same as those marketed and sold by the North America segment, although some are developed or adapted for particular international markets. Mattel’s products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. No individual country within the International segment exceeded 6% of worldwide consolidated net sales during 2021.
American Girl Segment
The American Girl segment is a direct marketer, retailer, and children’s publisher dedicated to its mission to help girls grow up with confidence and character. American Girl is best known for its line of historical and contemporary characters that feature 18” dolls, books, and accessories that inspire girls to face the world with courage, resilience, and kindness. The contemporary Truly Me and Create Your Own lines encourage girls to express their imaginations and creativity by choosing a doll that looks like them or custom-creating one that’s completely unique from more than one million options. Bitty Baby introduces younger girls to nurturing play until they are ready for WellieWishers, a sweet group of girls who focus on empathy and being a good friend. American Girl also publishes best-selling fiction and non-fiction books, as well as an array of popular digital content. The American Girl segment sells products directly to consumers via its catalog, website, in its proprietary retail stores in the United States, at select retailers nationwide, and at specialty boutiques and franchise stores in Canada.
In January 2022, American Girl introduced its newest Girl of the Year, Corinne Tan. Corinne is a Chinese American growing up with her family in Aspen, Colorado. She loves hitting the slopes, being a big sister, and training her new puppy to be a search-and-rescue dog.
Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys, games, and other products related to play, learning, and development. Competition in the toy industry is based primarily on quality, play value, brands, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, dolls, vehicles, action figures, construction toys, youth electronics, games, including digital, puzzles, plush, educational toys, technology-related products, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Hasbro, Jazwares, Just Play Products, LEGO, MGA Entertainment, Melissa & Doug, Spin Master, VTech, Zuru, many smaller toy companies, and manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Hasbro, JAKKS Pacific, Just Play Products, LEGO, MGA Entertainment, Playmobil, Ravensburger, Simba, Spin Master, VTech, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture dolls and accessories, and with children’s book publishers and retailers.
Competition among the above companies is intensifying due to trends towards shorter life cycles for individual toy products and an increasing use of more sophisticated technology among consumers. In addition, Mattel competes with companies that sell non-toy products, such as electronic consumer products, video games, as well as content and other entertainment companies.  Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store and online purchases. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors’ toys, showcase toys online based on proprietary algorithms, and allocate shelf space to one type of toy over another. Online distributors are able to promote a wide variety of toys and represent a wide variety of toy manufacturers.

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
Sales
Mattel’s products are sold throughout the world. Products within the North America segment are sold directly to retailers, including omnichannel retailers, discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates small retail outlets at certain corporate offices as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America that serve as outlets for its products. American Girl products and its children's publications are sold directly to consumers and select retailers in North America. Mattel has retail space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in 9 other cities across the United States for its American Girl boutique stores, each of which features children’s products from the American Girl segment. Additionally, Mattel sells certain of its products online through websites of one or more of its subsidiaries.
During 2021, Mattel’s three largest customers (Walmart at $1.17 billion, Target at $0.74 billion, and Amazon at $0.62 billion) accounted for approximately 46% of worldwide consolidated net sales. During 2020, Mattel's three largest customers (Walmart at $1.07 billion, Target at $0.62 billion, and Amazon at $0.47 billion) accounted for approximately 47% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the United States, none of which exceeded 10% of worldwide consolidated net sales. The customers and the degree of concentration vary depending upon the region or nation. See Part I, Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information."
Licenses and Distribution Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel’s business and operations.
Mattel has entered into agreements to license entertainment properties, including among others, Disney Enterprises (including Disney Princess and Frozen, Star Wars, Pixar (including CARS, Lightyear, and Toy Story) and certain other Disney films and television properties), NBCUniversal (including Fast and Furious, Jurassic World, Minions, and Spirit), Viacom International relating to its Nickelodeon properties (including Blaze and the Monster Machines), Warner Bros. (including Batman, Superman, Wonder Woman, and Justice League), Microsoft (including Halo and Minecraft), WWE, and Sanrio.
Royalty expense for 2021, 2020, and 2019 was $184.3 million, $158.5 million, and $220.2 million, respectively. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies."
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
Mattel’s principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico, and Thailand. In conjunction with Mattel's cost savings programs, Mattel discontinued production in 2019 at three plants located in China, Indonesia, and Mexico and discontinued production in 2021 at its plant located in Canada. To help avoid disruption of its product supply due to political instability, civil unrest, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, Mattel produces its products in multiple facilities across multiple countries. Mattel believes that the existing production capacity at its owned and third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future.
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
During 2021, 2020, and 2019, Mattel incurred advertising and promotion expenses of $545.7 million (10.0% of net sales), $525.8 million (11.5% of net sales), and $550.2 million (12.2% of net sales), respectively.
Financial Instruments
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel seeks to mitigate its exposure to foreign exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

For additional information regarding foreign currency contracts, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Derivative Instruments."
Government Regulations
Mattel’s products sold in the United States are subject to the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substances Act, and the Consumer Product Safety Improvement Act of 2008, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some U.S. states. Mattel believes that it is in substantial compliance with these federal and state laws and regulations.
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
Mattel’s advertising and marketing activities are subject to the Federal Trade Commission Act and the Children’s Television Act of 1990 and may also be subject to other rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising, advertising to children, and related activities. In addition, Mattel’s web-based products and services and other online and digital communications activity are or may be subject to U.S. and foreign privacy-related regulations, including the U.S. Children’s Online Privacy Protection Act of 1998 and the EU General Data Protection Regulation and related national regulations. Privacy-related laws also exist in some U.S. states, including the recently enacted California Consumer Protection Act. Mattel believes that it is in substantial compliance with these laws and regulations.
Mattel’s worldwide operations are subject to the requirements of various environmental laws and regulations in the jurisdictions where those operations are located. Mattel believes that it is in substantial compliance with these laws and regulations. Mattel’s operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state, and local environmental agencies within and outside the United States with respect to the discharge or cleanup of hazardous waste. Mattel is not aware of any material cleanup liabilities. In addition, Mattel continues to monitor existing and pending environmental laws and regulations within the United States and elsewhere related to climate change and greenhouse gas emissions.
Mattel is subject to various other federal, state, local, and international laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.
Human Capital
Mattel believes recruiting, developing, and motivating a talented global workforce are key to its long-term growth and success. Through Mattel’s focus on employee engagement, diversity, equity, and inclusion, training and development, health and safety, and employee well-being, Mattel endeavors to create a supportive and rewarding environment where employees are encouraged to explore, innovate, grow, and lead.
As of December 31, 2021, Mattel had approximately 36,300 employees (including temporary and seasonal employees) working in over 35 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play. Approximately 31,900 employees (88% of the total workforce) are located outside the United States, with a significant global manufacturing labor workforce of approximately 27,000 employees. The remaining workforce focuses on the design, marketing, sales, finance, and other aspects of Mattel’s business.

Mattel’s Board of Directors and Governance and Social Responsibility Committee are involved in the oversight of how the company fosters its culture and receive regular updates on the company’s workforce management, including its diversity, equity, and inclusion initiatives.
Employee Engagement
Mattel regularly collects feedback to measure employee engagement on an ongoing basis through its annual global engagement survey, which measures employee job satisfaction and is used to help improve the employee experience and strengthen its workplace culture.
Diversity, Equity, and Inclusion
Mattel is committed to fostering a culture where all employees have the opportunity to realize their full potential. Mattel values and shares a wide range of ideas and voices that help evolve and broaden its perspectives, with a reach that extends to consumers, customers, business partners, and suppliers.
In August 2021, Mattel published its 2020 Citizenship Report, which described goals and initiatives related to its diversity, equity, and inclusion efforts. The report highlighted Mattel’s near-term progress toward achieving its goals as of April 2021, including the following achievements:
•Achieved 100% base pay equity globally for all employees performing similar work with comparable roles and experience in similar markets. This includes base pay equity by gender globally and pay equity by ethnicity in the United States.

•Increased representation of women at all levels of the organization, with women comprising 58% of Mattel’s global workforce and 49% of all management positions, excluding manufacturing labor. Mattel remains focused on actions to increase such representation, including strengthening relationships with schools, networks, and organizations to establish a talent pipeline of women for Technology, Supply Chain, and Finance positions.
We believe Mattel's Employee Resource Groups ("ERGs") are an integral component of fostering an inclusive culture and enhancing engagement at Mattel. Mattel employees have created and lead ten ERGs which, bring together members and allies of underrepresented identities across the global organization. The ERGs organize learning opportunities, cultural celebrations, and community outreach, elevate important issues, encourage open and honest conversations, and collect critical feedback.
Mattel has been recognized for its diversity, equity, and inclusion efforts, including by the Human Rights Campaign Foundation as one of the country’s top places to work for LGBTQ+ equality. For the third consecutive year, Mattel received a perfect score on the Human Rights Campaign Foundation’s Corporate Equality Index, a leading benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality. Mattel was also ranked among Forbes 2021 World’s Best Employers and Best Employers for Women; named to Fast Company’s List of the 100 Best Workplaces for Innovators in 2021 and Newsweek’s 100 Most Loved Workplaces for 2021; and recognized as a Great Place to Work for 2021.
Training and Development
We believe continuously developing skills and capabilities for the future is essential to operating as an IP-driven, high-performing toy company. Additionally, offering the opportunity for employees to continuously learn and grow their careers at Mattel is a key driver of its employee engagement strategy. In 2021, employees at all levels around the globe participated in several hundred thousand hours of learning content across professional, management development, and technical training. This included both online classes and instructor-led training.
Health and Safety, and Employee Well-Being
Mattel is focused on creating a safe and healthy workplace for all of its employees. In 1997, Mattel became one of the first companies to create standards for responsible manufacturing. Since then, these principles have become the foundation for Mattel's Responsible Supply Chain Commitment, a comprehensive set of standards and oversight processes that establish Mattel’s expectations for responsible factory working conditions, environmental protections, social compliance, health, and safety in both its own manufacturing facilities and those of its supply chain partners.

Over the course of the COVID-19 pandemic, Mattel has prioritized protecting the health and safety of its employees while at the same time mitigating the disruption to its business. Mattel implemented stringent health and safety measures, process controls, operating procedures, and training to help provide a safe and sanitary working environment for employees. Mattel also transitioned employees, as appropriate based on role, to a work-from-home system and increased the use of virtual meeting technologies.
Mattel offers several benefits to promote employee well-being, including flexible work hours and/or paid time off, health and welfare insurance options, retirement plans, and basic and supplemental employee life insurance for eligible individuals. To supplement Mattel’s comprehensive health and wellness programs, it introduced specific programs targeted at unique issues arising during the pandemic, including working from home, maintaining work/life balance, and improving health and happiness.
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
Item 1A.    Risk Factors.
If any of the risks, events, and uncertainties described in the cautionary risk factors listed below actually occurs, Mattel’s business, financial condition and results of operations could be adversely affected, and such effects could at times be material. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel’s business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel’s business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. These factors are also currently, and in the future may be, amplified by the COVID-19 pandemic, the global economic climate and additional or unforeseen circumstances, developments, or risks. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
Business Operations
Mattel is not always able to successfully identify and/or satisfy consumer preferences, which could cause its business, financial condition, and results of operations to be adversely affected.
Mattel’s business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences, particularly with children as the end users of Mattel’s products, are continuously changing. Mattel is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants and preschoolers, toys for school-aged children, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers, and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel’s market position is always at risk. Mattel’s ability to maintain its current product sales and increase its product sales or establish product sales with new, innovative toys, depends on Mattel’s ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase.

In addition, entertainment media has become increasingly important for consumers to experience Mattel's brands and its partners' brands. The extent to which Mattel's entertainment offerings are successful can significantly impact the demand for its products and its financial performance. Consumer acceptance of Mattel’s entertainment offerings is impacted by factors beyond its control, including critical reviews, promotions, the popularity of movies and television programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment, general economic conditions, and public preferences generally.
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
Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with Mattel’s products. In addition, competition for access to entertainment properties has and may continue to lessen Mattel’s ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel, or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments to obtain or retain these licenses. As a licensee of entertainment properties, Mattel has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy products industry and entertainment industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products. Reduced demand for Mattel’s brands, products, and product lines as a result of these factors may adversely affect Mattel’s business, financial condition, and results of operations.
Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can adversely affect Mattel’s sales, financial condition, and results of operations.
Successful movies and characters in children’s literature affect play preferences, and many products depend on media-based intellectual property licenses including trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties. Media-based licenses can cause a line of toys or other products to gain immediate success among children, parents, or families. Trends in media, movies, and children’s characters change swiftly and contribute to the transience and uncertainty of play preferences. In addition, certain developments in the entertainment industry, including labor strikes, or impacts of COVID-19 such as delayed productions and theater closures, have at times in the past caused, and could in the future cause, delays in the release of new movies and television programs. Such delays could adversely affect the sales of Mattel’s products based on such movies and television programs and the success of the movies and television programs that Mattel produces and distributes. Mattel attempts to respond to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis.
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
Any inability by Mattel to accurately anticipate trends in popular culture, movies, media, fashion, or technology may cause its products not to be accepted by children, parents, or families and may adversely affect its sales, financial condition, and results of operations.
Mattel’s failure to successfully market or advertise its products could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel’s products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel’s ability to sell products is dependent in part upon the success of these programs. Mattel’s business, financial condition, and results of operations could be adversely affected by its failure to successfully market its products or by an increase in its media or other advertising or promotional costs.

Mattel’s business is highly seasonal, and its operating results depend, in large part, on sales during the relatively brief traditional holiday season. Events that disrupt Mattel’s business during its peak demand times can adversely and disproportionately affect Mattel’s business, financial condition, and results of operations.
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
In addition, as a result of the seasonal nature of Mattel’s business, Mattel may be adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as public health crises and pandemics, terrorist attacks, economic shocks, severe weather due to climate change or otherwise, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation, or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.
Mattel has significant customer concentration, so that economic difficulties or changes in the purchasing policies or patterns of its key customers could have an adverse effect on Mattel’s business, financial condition, and results of operations.
A small number of customers account for a large share of Mattel’s worldwide consolidated net sales. In 2021, Mattel’s three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 46% of net sales (Walmart at $1.17 billion, Target at $0.74 billion, and Amazon at $0.62 billion) and its ten largest customers, in the aggregate, accounted for approximately 53% of net sales. This concentration exposes Mattel to risk of a material adverse effect if one or more of Mattel’s large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, or increase their direct competition with Mattel by expanding their private-label business. Such risk has been exacerbated by the COVID-19 pandemic, which has resulted in increased reliance on Mattel's largest customers due to forced or voluntary store closures by its specialty retail customers. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer reducing its overall purchases of Mattel’s products, reducing the number and variety of Mattel’s products that it carries, and the shelf space allotted for Mattel’s products, or otherwise seeking to materially change the terms of the business relationship at any time could adversely affect Mattel’s business, financial condition, and results of operations.
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
Mattel has in the past announced, and in the future may announce, initiatives to reduce its costs, optimize its manufacturing footprint, increase its efficiency, improve the execution of its core business, globalize and extend Mattel’s brands, catch new trends, create new brands, offer new innovative products and improve existing products, enhance product safety, develop people, improve productivity, simplify processes, and maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on Mattel’s scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to achieve any of these initiatives could harm Mattel’s business, financial condition, and results of operations.

From time to time, Mattel anticipates introducing new products, product lines, or brands at a certain time in the future. There is no guarantee that Mattel will be able to manufacture, source, ship, and distribute new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new Mattel products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have an adverse effect on Mattel’s business, financial condition, and results of operations.
Mattel’s business depends in large part on the success of its vendors and outsourcers, and Mattel’s brands and reputation are subject to harm from actions taken by third parties that are outside Mattel’s control. In addition, any significant failure, inadequacy, or interruption from such vendors or outsourcers could harm Mattel’s ability to effectively operate its business.
As a part of its efforts to cut costs, achieve better efficiencies, and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics, and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue affecting the quality of these services or systems, results in risk of damage to Mattel’s reputation and brand value, and potentially adverse effects to Mattel's business, financial condition, and results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers cause delays in product sales and reduce the efficiency of Mattel’s operations, and significant capital investments could be required to remediate the problem.
The production and sale of private-label toys by Mattel’s retail customers may result in lower purchases of Mattel-branded products by those retail customers.
In recent years, consumer goods companies, including those in the toy business, generally have experienced the phenomenon of retail customers developing their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains and online retailers that are customers of Mattel, including two of its largest retail customers, Walmart and Target, sell private-label toys designed, manufactured, and branded by the retailers themselves. These toys may be sold at prices lower than comparable toys sold by Mattel and may result in lower purchases of Mattel-branded products by these retailers. In some cases, retailers who sell these private-label toys are larger than Mattel and have substantially more resources than Mattel.
Mattel depends on key personnel and may not be able to hire, retain, and integrate sufficient qualified personnel to maintain and expand its business.
Mattel’s future success depends partly on the continued contribution of key executives, designers, and technical, sales, marketing, manufacturing, entertainment, and other personnel. The loss of services of any of Mattel’s key personnel could harm Mattel’s business. Recruiting and retaining skilled personnel is costly and highly competitive. In addition, changes to Mattel’s current and future work environments may not meet the needs or expectations of its employees or be perceived as less favorable compared to other companies’ policies, which could negatively impact Mattel’s ability to hire and retain qualified personnel. If Mattel fails to retain, hire, train, and integrate qualified employees and contractors, Mattel may not be able to maintain or expand its business.
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
The global COVID-19 pandemic and the actions taken by governments, businesses, and individuals in response to it have resulted in significant global economic disruption, including, but not limited to, temporary business closures, reduced retail traffic, volatility in financial markets, restrictions on travel, and safer-at-home protocols. Such disruptions in the markets in which Mattel, its employees, consumers, customers, partners, licensees, licensors, suppliers, and manufacturers operate, can have, and at times in the past have had, a significant negative impact on Mattel’s business, financial position, sales, and results of operations. Negative impacts may result from, among other things:
•Declines in net sales as a result of retail store closures (including specialty retailers and Mattel’s brick-and-mortar American Girl retail stores), limited re-openings, evolving safer-at-home protocols, and limitations on the capacity of e-commerce in certain markets;

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
Since mid-March 2020, the majority of Mattel’s corporate workforce has been working remotely. Mattel continues to actively develop a plan to safely bring employees back to its offices, which will be based on need and governmental, health, and safety guidelines.
The impact of the COVID-19 pandemic continues to be fluid and uncertain, making it difficult to forecast the ultimate impact it could have on Mattel’s future operations. If Mattel’s business experiences prolonged effects from the occurrence of adverse public health conditions due to COVID-19 or other similar public health incidents, Mattel’s business, financial position, sales, and results of operations could be materially impacted.
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
Mattel operates facilities and sells products in numerous countries outside the United States. During 2021, Mattel’s International segment net sales were 41% of Mattel’s total consolidated net sales. Furthermore, Mattel’s net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel’s profitability. Mattel's efforts to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange, contracts may ultimately be unsuccessful. Government action may restrict Mattel’s ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel’s ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have an adverse effect on Mattel’s business, financial condition, and results of operations.

The deterioration of global economic conditions could adversely affect Mattel’s business, financial condition, and results of operations.
Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to retailer customers and directly to consumers. Mattel’s performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers’ discretionary purchases of toy products are often impacted by job losses, foreclosures, bankruptcies, reduced access to credit, falling home prices, lower consumer confidence, and other macroeconomic factors that affect consumer spending behavior. Any of these factors can reduce the amount that consumers spend on the purchase of Mattel’s products. Deterioration of global economic conditions have at times in the past adversely affected Mattel's business and financial results. Future deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel’s liquidity and capital resources, including increasing Mattel’s cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel’s business, financial condition, and results of operations. For instance, Mattel's business, financial condition and results of operations could be adversely affected by the economic impact of changes in trade relations among the United States and other countries, such as China, including the United States-Mexico-Canada Agreement which became effective in 2020, or changes in the EU, such as Brexit. For further discussion of these risks, see the below risk factor "Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions."
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
An increasing portion of Mattel's net revenues may come from new and emerging markets, including China, India, and Russia. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which are often quite different from those in the United States; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, quotas, or other protectionist measures.
Failure to properly manage the risks described above could adversely affect Mattel's business, financial condition, and results of operations.
Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Mattel’s business is worldwide in scope, including operations in over 50 countries and territories. Political instability, civil unrest, the deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status between the United States and a foreign country could result in a substantial increase in the import duty of toys manufactured in that foreign country and imported into the United States. The United States has commenced certain trade actions, including imposing increased tariffs on certain goods imported into the United States from China, which has resulted in retaliatory tariffs by China. In addition, the United States has commended certain trade actions as a result of the Russia-Ukraine conflict, which are widely expected to result in retaliatory measures or actions, including tariffs, by Russia. Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures taken by China, Russia, or other countries in response, could adversely affect Mattel's business, financial condition, and results of operations.
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
Mattel owns, operates, and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Indonesia, Malaysia, and Thailand, and in Mexico. The risk of political instability and civil unrest exists in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. Outbreaks of communicable diseases have also been known to occur in certain of these countries. For example, the COVID-19 pandemic began in Wuhan, Hubei Province, China and has caused supply chain disruption for Mattel, its suppliers, and its customers that contributed to lower net sales in the first half of 2020 and may cause lower net sales to the extent they remain issues in the future. Other disruptions from public health crises such as these result from, among other things, workers contracting diseases, restrictions on factory openings, restrictions on travel, restrictions on shipping, and the closure of critical infrastructure. The design, development, and manufacture of Mattel’s products could suffer if a significant number of Mattel’s employees or the employees of its third-party manufacturers or their suppliers' contract communicable diseases, or if Mattel, Mattel’s third-party manufacturers, or their suppliers' are adversely affected by other impacts of such diseases. In addition, the contingency plans Mattel has developed to help mitigate the impact of disruptions in its manufacturing operations and supply chain may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.
Earthquakes or other catastrophic events out of Mattel’s control may damage its facilities or those of its contractors and adversely affect Mattel’s business, financial condition, and results of operations.
Mattel has significant operations near major earthquake faults, including its corporate headquarters in El Segundo, California. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire, or other natural or manmade disaster, including as a result of climate change, could disrupt Mattel’s operations or those of its contractors and impair production or distribution of its products, damage inventory, interrupt critical functions, or otherwise affect its business negatively, adversely affecting Mattel’s business, financial condition, and results of operations.
Global climate change and our commitments to reduce our carbon footprint presents challenges to our business that could adversely affect us.
The effects of global climate change create financial and operational risks to our business, both directly and indirectly. There is a general consensus that greenhouse gas (“GHG”) emissions are linked to global climate change, and that these emissions must be reduced dramatically to avert the worst effects of climate change. In August 2021, Mattel announced its goal to reduce absolute Scope 1 and Scope 2 GHG emissions 50% by 2030. While Mattel has been and remains committed to being responsive to climate change and to reducing its carbon footprint, there can be no assurance that Mattel’s current and future strategic plans to achieve its goals will be successful, that related costs may not be higher than expected, that proposed regulation or deregulation related to climate change will not be more aggressive than Mattel’s sustainability measures and result in higher costs, or that any investments Mattel makes in furtherance of achieving such goals will meet expectations or any binding or non-binding legal standards regarding sustainability performance, any one of which could have an adverse effect on Mattel’s financial condition and results of operations. Mattel’s failure to achieve its goals regarding climate change could damage its reputation, causing investors, consumers, and other stakeholders to lose confidence in Mattel and its brands, and negatively impact Mattel’s operations. Additionally, consumers and customers may put an increased priority on purchasing products that are sustainably manufactured and packaged, requiring Mattel to incur increased costs for additional transparency, due diligence, and reporting.
Financial and Accounting
To the extent Mattel is unable to realize the anticipated cost savings from its previously announced cost savings programs or incurs additional and/or unexpected costs to realize such cost savings, Mattel's business, financial condition, and results of operations could be adversely affected.
Mattel has and continues to implement a series of cost savings programs as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cost Savings Programs." Mattel incurred costs of $35.2 million, $40.6 million, and $37.6 million in 2021, 2020, and 2019, respectively, to achieve such cost savings, and expects to incur additional costs during 2022. There can be no assurance that Mattel will be able to realize the cost savings from its previously announced cost savings programs in the anticipated amounts or within the anticipated timeframes or at all. In addition, any cost savings that Mattel realizes may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from these cost savings programs could have an adverse effect on Mattel’s business, financial condition, and results of operations.

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
Mattel has in the past engaged, and may in the future engage, in acquisitions, mergers, dispositions, or other strategic transactions, which can affect Mattel's revenues, profit, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.
Mattel regularly considers, and from time to time engages in, discussions and negotiations regarding acquisitions, mergers, dispositions, or other strategic transactions that could affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel’s business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to complete these transactions on terms acceptable to Mattel and to potential acquisition targets or merger partners. There can also be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel’s results of operations. Further, Mattel cannot be certain that key talented individuals at those acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel’s stock price.
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
All the factors discussed in this section or any other material announcements or events can affect Mattel's stock price. In addition, quarterly fluctuations in Mattel's operating results, changes in investor and analyst perception of Mattel's business risks and conditions of its business, Mattel's ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of Mattel's stock by research analysts, fluctuations in the stock prices of Mattel's peer companies or in stock markets in general, and general economic or political conditions can also cause the price of Mattel's stock to change. A significant drop in the price of Mattel's stock would expose Mattel to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, adversely affecting Mattel's business. There is a purported class action alleging federal securities laws violations currently pending in the United States District Court for the Central District of California against Mattel, PricewaterhouseCoopers LLP, and individual defendants. In addition, stockholders have filed derivative actions in the United States District Court for the District of Delaware and the Central District of California, as well as the Court of Chancery for the State of Delaware, making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuit. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
Ineffective internal control over financial reporting could affect Mattel's ability to record, process, and report financial information accurately, impair its ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.
Effective internal controls are necessary for companies to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. In the past, Mattel has determined that there were certain material weaknesses in its internal control over financial reporting, which have since been remediated. If the additional controls and procedures that Mattel has implemented to remediate the material weaknesses prove to be insufficient or if Mattel identifies other control deficiencies that individually or together constitute significant deficiencies or material weaknesses, Mattel's ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject Mattel to civil and criminal penalties that could materially and adversely affect Mattel's reputation, financial condition, and operating results. Similarly, the control deficiency, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources, cause Mattel to incur unanticipated costs, and negatively affect investor confidence in Mattel’s financial statements, cause Mattel reputational harm, and raise other risks to its operations.
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

Mattel has exposure to security risks similar to those faced by other large companies that have data stored on their information technology systems, and is not always successful in preventing attacks or other cyber incidents. For example, in 2020, Mattel experienced a ransomware attack. That attack was contained, Mattel restored its operations, and no exfiltration of any sensitive business data or retail customer, supplier, consumer, or employee data was identified; however, there can be no assurance that Mattel will be able to mitigate negative impacts in the same way in the event of future attacks or other cyber incidents.
The systems and processes that Mattel has developed to protect personal information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party provider as well as enhancements to the security of Mattel's systems and processes following the July 2020 ransomware attack, do not provide absolute security, and any failure or inadequacy of such systems or processes could have an adverse effect on Mattel's business, financial condition, and results of operations. While Mattel carries cyber and business continuity insurance commensurate with its size and the nature of its operations, there can be no guarantee that costs incurred as a result of cyber events will be covered completely. The recent global shift to remote work environments (including for Mattel’s employees, customers, sellers, suppliers, vendors, and other third parties) may amplify these security risks or introduce additional security vulnerabilities.
If Mattel’s or its third-party service providers' systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are future security breaches in these systems, any of which could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, Mattel could experience delays or decreases in product sales and reduced efficiency of its operations. Additionally, any of these types of events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets, or data, which could expose Mattel to potential litigation, regulatory actions, sanctions, or other statutory penalties, any or all of which could adversely affect its business and cause it to incur significant losses and remediation costs.
As a global company, Mattel is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the EU General Data Protection Regulation, which greatly increases the jurisdictional reach of EU law and became effective in May 2018, added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. Mattel’s ongoing compliance with the EU General Data Protection Regulation and other privacy and data protection laws, such as the California Consumer Privacy Act and the U.S. Children's Online Privacy Protection Act of 1998, imposes significant costs and challenges that are likely to increase over time, including as Mattel introduces sophisticated digital and smart technology products.
Mattel faces risks related to protecting its proprietary intellectual property and information and is subject to third-party claims that Mattel is infringing on their intellectual property rights, either of which could adversely affect Mattel's business, financial condition, and results of operations.
The value of Mattel’s business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties, in the United States and around the world, as well as its customer, employee, and consumer data. From time to time, third parties have challenged, and may in the future try to challenge, Mattel's ownership of its intellectual property in the United States and around the world. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert management and key personnel from business operations. Findings of infringement on the intellectual property rights of any third party by Mattel, its distributors, its licensors, or its manufacturers may require obtaining a license to use those rights, which may not be obtainable on reasonable terms, if at all.
In addition, Mattel's business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. The steps Mattel has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the United States. Mattel at times resorts to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. Mattel's failure to protect its proprietary intellectual property and information, including with respect to any successful challenge to Mattel’s ownership of its intellectual property or significant infringements of its intellectual property, could have an adverse effect on Mattel’s business, financial condition, and results of operations.

Mattel has acquired, and may in the future acquire, certain intellectual property from third parties. Declines in the profitability of these acquired brands may impact Mattel’s ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in net earnings caused by impairment charges could harm Mattel’s results of operations.
Unfavorable resolution of, or adverse developments in, legal proceedings, other investigations, or regulatory matters could have an adverse effect on Mattel’s business, financial condition, and results of operations.
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
For example, as previously disclosed, in October 2019, Mattel announced the results of an independent investigation conducted by the Audit Committee of Mattel’s Board of Directors into allegations contained in an anonymous whistleblower letter. Following the investigation, Mattel restated certain of its previously issued financial statements. Mattel has incurred, and may continue to incur, unanticipated costs in connection with or related to the investigation and restatement, as well as litigation and regulatory inquiries resulting therefrom. For example, Mattel has been responding to subpoenas from the SEC, seeking documents related to the whistleblower letter and subsequent investigation, and is cooperating with the SEC’s investigation. Mattel is also responding to requests from the United States Attorney's Office for the Southern District of New York ("SDNY") related to this matter. Mattel cannot predict the eventual scope, duration, or outcome of potential legal action by the SEC or SDNY, if any, or whether any such action could have a material impact on Mattel's financial condition, results of operations, or cash flows.
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
Mattel operates in a highly regulated environment in the U.S. and international markets.  U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel’s business, including its products and the importation and exportation of its products, and these laws and regulations can change frequently.  These policies or regulations include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws, and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs (including international trade laws and regulations, export controls, and economic sanctions), regulations regarding currency and financial matters, anticorruption standards (such as the U.S. Foreign Corrupt Practices Act), environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions. In addition, as Mattel enters into new areas of investment, product development, or other business activities, it will have to learn to navigate the regulatory framework surrounding those areas, which may be continuing to develop. For example, in 2021 Mattel launched its Hot Wheels NFT series involving use of cryptocurrency. Mattel may continue to transact in cryptocurrency or make investments involving cryptocurrency, and must comply with applicable regulations, which continue to evolve. The steps Mattel takes to comply with these laws, regulations, and policies do not ensure that Mattel will be in compliance in the future.  Compliance with these various laws, regulations, and policies imposes significant costs on Mattel’s business, and failure to comply could result in monetary liabilities and other penalties and could lead to negative media attention and consumer dissatisfaction, which could have an adverse effect on Mattel’s business, financial condition, and results of operations.
New tax laws and interpretations of tax law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies and Mattel has tax audits pending in several jurisdictions. The United States federal and state governments, countries in the European Union, as well as a number of countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase Mattel’s tax obligations in jurisdictions where Mattel operates its business. For example, the current administration has proposed increasing the tax rate on U.S. corporations, changes to the global intangible low-taxed income (GILTI) tax regime, implementing a corporate minimum tax, and other corporate tax proposals that could adversely impact Mattel’s business. It is uncertain if, and to what extent, various states will conform to new tax laws. If United States or other foreign tax authorities change applicable tax laws or successfully challenge how or where Mattel’s profits are currently recognized, Mattel’s overall taxes could increase, and Mattel’s business, financial condition or results of operations may be adversely impacted.
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
Mattel has in the past experienced, and may in the future experience, issues with products that lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. These issues and activities have resulted in increased governmental scrutiny and inquiries, harm to Mattel’s reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Mattel’s ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. For example, the insurance terms Mattel negotiated for recent periods were less favorable than in the past as a result of past claims, product liability incidents, changes in market conditions, and other factors. These issues and activities can divert development and management resources, adversely affect Mattel’s business operations, decrease sales, increase legal fees and other costs, and put Mattel at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have an adverse effect on Mattel’s business, financial condition, and results of operations.
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
Mattel’s current operating procedures and product requirements, including testing requirements and standards, have imposed costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, have in the past caused, and in the future could cause, further revisions of Mattel’s operating procedures and product requirements. Changes in Mattel’s operating procedures and product requirements can delay delivery of products and increase costs. Mattel’s relationships with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Mattel is not currently dependent on a single supplier or group of suppliers. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel’s needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability, and labor shortages have caused a substantial contraction in the number of toy manufacturers in China and other countries in Asia, decreasing the number of potential vendors to manufacture Mattel’s products. Because of the seasonal nature of Mattel’s business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel’s ability to meet market demand in a timely manner.
Indebtedness
Mattel’s substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, and expose it to interest rate risk to the extent of its variable rate debt.
At December 31, 2021, Mattel had $2.57 billion of indebtedness on a consolidated basis, consisting primarily of 3.375% Senior Notes due 2026, 5.875% Senior Notes due 2027, and 3.750% Senior Notes due 2029, as well as Senior Notes issued in prior years. In addition, Mattel has $1.40 billion of commitments under its senior secured revolving credit facilities, subject to borrowing base capacity. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
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
Mattel’s credit ratings have fluctuated in recent years. If Mattel’s credit ratings decline, its cost of issuing new debt could increase. Mattel may be hindered from obtaining, or required to incur incremental costs to obtain, additional credit in tight credit markets. Further, Mattel’s ability to issue additional debt could be adversely affected by other factors, including market conditions.
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
Mattel’s business may not generate sufficient cash flow from operations and future borrowings may not be available under Mattel’s senior secured revolving credit facilities in an amount sufficient to enable Mattel to pay its indebtedness or to fund its other liquidity needs. In such circumstances, Mattel may need to refinance all or a portion of its indebtedness upon or before maturity. Mattel may not be able to refinance any of Mattel’s indebtedness, including its senior secured revolving credit facilities and the notes, on commercially reasonable terms or at all. If Mattel cannot service its indebtedness, Mattel may need to take actions such as selling assets, issuing additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances. There can be no assurance that such actions, if necessary, will be effected on commercially reasonable terms or at all. The credit agreement governing Mattel’s senior secured revolving credit facilities and the indenture governing the notes will restrict Mattel’s ability to sell assets and use the proceeds from such sales.
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
Borrowings under Mattel’s senior secured revolving credit facilities will be at variable rates of interest and will expose Mattel to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, Mattel’s debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and Mattel’s net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Assuming Mattel's senior secured revolving credit facilities are fully drawn up to the maximum commitment level and the interest rates are above the interest rate floor set forth in the credit agreement governing Mattel’s senior secured revolving credit facilities, each one-eighth point change in interest rates would result in a $1.8 million change in annual interest expense on Mattel’s indebtedness under its senior secured revolving credit facilities. Any interest rate swaps that Mattel enters into with respect to its variable rate indebtedness may not fully mitigate Mattel’s interest rate risk.
The phaseout of LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect Mattel’s borrowing costs.
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
The Alternative Reference Rates Committee ("ARRC") has identified the Secured Overnight Financing Rate ("SOFR") as the recommended alternative for use in financial and other derivatives contracts that are currently indexed to U.S. dollar LIBOR. At this time, it is not possible to predict the effect any modification or discontinuation of LIBOR, or the establishment of alternative reference rates such as SOFR, will have on Mattel. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, Mattel's credit agreements and related agreements would transition from LIBOR to SOFR, which may result in interest rates and/or payments that do not correlate over time with the interest rates and/or payments that would have been made on its obligations if LIBOR was available in its current form.
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
Mattel maintains leased offices in the United States, in Arkansas, California, and Minnesota, and leased warehouse and distribution facilities in California, Pennsylvania, Texas, and in Mississauga, Canada, all of which are used by the North America segment. Mattel leases retail and related office space in Chicago, Illinois; Los Angeles, California; and New York, New York for its American Girl Place stores, and in 9 other cities across the United States for its American Girl stores. Internationally, Mattel has offices and/or warehouse space in over 30 countries. The primary locations for facilities leased and used by the International segment are in China, Hong Kong, Australia, Mexico, the Netherlands, Germany, Italy, France, and the United Kingdom. Mattel also leases office space and principal manufacturing facilities in China, which support the North America, International, and American Girl segments. Additionally, Mattel leases a facility in Montreal, Canada, consisting of approximately 817,000 square feet, which is used for brand support and previously for manufacturing functions, which were discontinued in 2021. The facility in Montreal, Canada is used by both the North America and International segments.
For all remaining leases that are scheduled to expire within the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements—Leases." Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.
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
Holders of Record
As of February 14, 2022, Mattel had approximately 19,000 holders of record of its common stock.
Dividends
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements —Stockholders’ Equity—Dividends."
Recent Sales of Unregistered Securities
During the fourth quarter of 2021, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2021, 2020, and 2019, Mattel did not repurchase any shares of its common stock.
The following table provides certain information with respect to Mattel’s purchases of its common stock during the fourth quarter of 2021:

	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
Period:
October 1 - 31	3,106	$21.81	—	$203,016,273
November 1 - 30	3,785	21.45	—	203,016,273
December 1 - 31	4,299	21.56	—	203,016,273
Total	11,190	$21.59	—	$203,016,273
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2021, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2016 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return
Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index
Index Value
300
250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Period Ending
Mattel, Inc.
S&P 500
S&P 500 Consumer Discretionary

	December 31,
	2016	2017	2018	2019	2020	2021
Cumulative Total Return:
Mattel, Inc.	$100.00	$58.15	$37.77	$51.23	$65.98	$81.52
S&P 500	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28
S&P 500 Consumer Discretionary	$100.00	$113.49	$103.97	$132.67	$146.93	$174.30

Item 6.    Reserved.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Note that amounts within this Item shown in millions may not foot due to rounding.
Mattel has omitted discussion of 2019 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of Mattel’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following discussion also includes the use of gross billings, a key performance indicator. Gross billings represent amounts invoiced to customers. It does not include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross billings as a metric for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel's business. Changes in gross billings are discussed because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and not associated with categories, brands, and individual products.
Overview
Mattel is a leading global toy company and owner of one of the strongest catalogs of children’s and family entertainment franchises in the world. Mattel creates innovative products and experiences that inspire, entertain, and develop children through play. Mattel is focused on the following evolved strategy to grow its IP-driven toy business and expand its entertainment offering:
•Accelerate topline growth through scaling Mattel’s portfolio, growing franchise brands, and advancing e-commerce and direct-to-consumer business, and increasing profitability by continuing to optimize operations; and
•Expand entertainment offering to capture the full value of Mattel's IP in highly accretive business verticals, including content, consumer products, and digital experiences.
COVID-19 Update
The impact of the coronavirus disease ("COVID-19") and the actions taken by governments, businesses, and individuals in response to it have resulted in significant global economic disruption, including, but not limited to, temporary business closures, reduced retail traffic, volatility in financial markets, and restrictions on travel.
Strong consumer demand for toys in 2021 contributed to year-over-year increases in net sales across all reportable segments and brand categories, despite COVID-19 disruption and local restrictions negatively impacting certain segments and locations. Mattel’s first half of 2020 results and net sales were significantly and negatively impacted by COVID-19.
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

Input cost inflation adversely affected Mattel’s gross margin in 2021 due to the increased demand for raw materials and distribution services associated with the impact of COVID-19. Mattel has been able to mitigate a portion of the adverse impact with the benefits of fixed cost absorption, pricing actions, and cost savings programs. Mattel anticipates that input cost inflation will have a significant adverse impact on Mattel’s gross margin in the first half of 2022. To the extent input cost inflation becomes more widespread and/or more significant than anticipated, it may have a material effect on Mattel’s results of operations and financial condition.
Prolonged disruption to Mattel’s customers, supply chain, or other critical operations during 2022 would result in material adverse effects to Mattel’s business. The future impact of COVID-19 on Mattel’s business, results of operations, financial position, and cash flows remains uncertain at this time due to rapidly evolving circumstances. Mattel continues to closely monitor the situation and is actively managing its business as developments occur. It is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business. Refer to Part I, Item 1A "Risk Factors" for further discussion regarding potential impacts of COVID-19 on Mattel’s business.

Results of Operations
Consolidated Results
The following table includes Mattel’s consolidated results for 2021 and 2020:

	For the Year Ended				Year/Year Change
	December 31, 2021		December 31, 2020
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$5,457.7		$4,588.4		19%	—
Cost of sales	2,831.1	51.9%	2,345.3	51.1%	21%	80
Gross profit	$2,626.7	48.1%	$2,243.1	48.9%	17%	(80)
Advertising and promotion expenses	545.7	10.0%	525.8	11.5%	4%	(150)
Other selling and administrative expenses	1,351.4	24.8%	1,342.6	29.3%	1%	(450)
Operating income	729.6	13.4%	374.7	8.2%	95%	520
Interest expense	253.9	4.7%	198.3	4.3%	28%	40
Interest (income)	(3.5)	-0.1%	(3.9)	-0.1%	-11%	—
Other non-operating expense, net	8.4		2.7
Income before income taxes	470.8	8.6%	177.7	3.9%	165%	470
(Benefit) provision for income taxes	(420.4)		65.5
Income from equity method investments	11.8		11.5
Net income	$903.0	16.5%	$123.6	2.7%	n/m	1,380
n/m - Not Meaningful

Sales
The following table provides a summary of Mattel’s consolidated gross billings by categories, along with supplemental information by brand for 2021 and 2020:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2021	December 31, 2020
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$2,299.1	$1,886.4	22%	1%
Infant, Toddler, and Preschool	1,220.9	1,154.5	6%	1%
Vehicles	1,252.8	1,110.0	13%	1%
Action Figures, Building Sets, Games, and Other	1,308.9	991.6	32%	1%
Gross Billings	$6,081.6	$5,142.6	18%	1%
Sales Adjustments	(623.9)	(554.2)
Net Sales	$5,457.7	$4,588.4	19%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,679.3	$1,350.1	24%	—%
Hot Wheels	1,068.3	954.2	12%	1%
Fisher-Price and Thomas & Friends	1,128.2	1,065.5	6%	1%
Other	2,205.8	1,772.8	24%	1%
Gross Billings	$6,081.6	$5,142.6	18%	1%
Gross billings were $6.08 billion in 2021, an increase of $939.0 million, or 18%, as compared to $5.14 billion in 2020, with a favorable impact from changes in currency exchange rates of one percentage point. The increase in gross billings was due to higher billings across all categories.
Dolls gross billings increased 22%, of which 18% was driven by higher billings of Barbie products, primarily due to positive brand momentum and point of sale demand ("POS"), and 3% was due to initial billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 6%, driven by higher billings of Fisher-Price and Thomas & Friends, primarily due to higher billings of infant and newborn products.
Vehicles gross billings increased 13%, of which 10% was due to higher billings of Hot Wheels products driven by positive brand momentum and POS, which benefited from in-store impulse shopping.
Action Figures, Building Sets, Games, and Other gross billings increased 32%, of which 12% was driven by higher billings of Jurassic World, 10% was driven by initial billings of Masters of the Universe, and 6% was driven by higher billings from Plush.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments increased to $623.9 million in 2021, as compared to $554.2 million in 2020, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 11.4% in 2021, as compared to 12.1% in 2020.
Cost of Sales
Cost of sales increased by $485.7 million, or 21%, to $2.83 billion in 2021 from $2.35 billion in 2020. Within cost of sales, product and other costs increased by $426.0 million, or 22%, to $2.36 billion in 2021 from $1.93 billion in 2020; freight and logistics expenses increased by $33.9 million, or 13%, to $285.9 million in 2021 from $252.1 million in 2020; and royalty expense increased by $25.8 million, or 16%, to $184.3 million in 2021 from $158.5 million in 2020.

Gross Margin
Gross margin decreased to 48.1% in 2021 from 48.9% in 2020. The decrease in gross margin was primarily due to cost inflation resulting from higher raw material and freight costs and unfavorable foreign exchange, partially offset by favorable fixed cost absorption, incremental realized savings from cost savings programs, and pricing actions.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 10.0% in 2021 from 11.5% in 2020 driven by a 19% increase in net sales, as compared to an increase in advertising and promotion expense of 4%, or $19.9 million. The increase in advertising and promotion expense to $545.7 million in 2021 from $525.8 million in 2020 was due to higher media spend.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.35 billion in 2021, as compared to $1.34 billion in 2020. The increase in other selling and administrative expenses was primarily due to higher employee compensation costs, including comparisons to cost-savings actions taken in the prior year in response to COVID-19, partially offset by incremental realized savings from cost savings programs.
Interest Expense
Interest expense was $253.9 million in 2021, as compared to $198.3 million in 2020. The increase in interest expense was due to losses on extinguishment of debt of $101.7 million from the redemptions of the 6.75% Senior Notes due December 2025 ("2025 Notes") in 2021. This was partially offset by lower interest expense in 2021 due to the impact of the aggregate repayments of the 2025 Notes and a lower interest rate associated with the partial refinancing of the 2025 Notes.
(Benefit) Provision for Income Taxes
Mattel’s benefit from income taxes was $420.4 million in 2021, as compared to a provision for income taxes of $65.5 million in 2020. The 2021 benefit from income taxes included a $540.8 million release of valuation allowances related to U.S. federal, state, and certain foreign deferred tax assets and a $19.1 million tax benefit related to reassessments of prior year's tax liabilities based on the status of audits and settlements in various jurisdictions. The 2020 income tax provision included a $5.1 million tax expense related to enacted tax law changes and the assessment of the future realizability of certain deferred tax assets, and a $4.3 million tax expense related to reassessments of prior year's tax liabilities based on the status of audits and settlements in various jurisdictions.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the twelve months ended December 31, 2021, Mattel continued to see improved and sustained profitability, which presents objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, during 2021 Mattel released the valuation allowances related to U.S. federal, state, and certain foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases for the year ended December 31, 2021 resulted in recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of $540.8 million. As of December 31, 2021, Mattel’s valuation allowances on its federal and state deferred tax assets and foreign deferred tax assets were approximately $18 million and $83 million, respectively. Changes in the valuation allowances in 2020 primarily related to interest limitations and credits generated. As of December 31, 2020, Mattel's valuation allowances on its federal and state deferred tax assets and foreign deferred tax assets were approximately $319 million and $313 million, respectively.

Segment Results
North America Segment
The following table provides a summary of Mattel’s net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for 2021 and 2020:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2021	December 31, 2020
	(In millions, except percentage information)
Net Sales	$2,968.3	$2,426.5	22%	—%
Segment Operating Income	872.5	621.9	40%

Gross Billings by Categories
Dolls	$1,011.1	$770.6	31%	—%
Infant, Toddler, and Preschool	758.8	703.3	8%	—%
Vehicles	633.0	529.2	20%	1%
Action Figures, Building Sets, Games, and Other	752.0	586.6	28%	—%
Gross Billings	$3,154.9	$2,589.7	22%	1%
Sales Adjustments	(186.6)	(163.2)
Net Sales	$2,968.3	$2,426.5	22%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$903.5	$704.2	28%	—%
Hot Wheels	529.5	446.6	19%	1%
Fisher-Price and Thomas & Friends	685.5	634.9	8%	—%
Other	1,036.4	804.0	29%	—%
Gross Billings	$3,154.9	$2,589.7	22%	1%
Gross billings for the North America segment were $3.15 billion in 2021, an increase of $565.2 million, or 22%, as compared to $2.59 billion in 2020. The increase in the North America segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 31%, of which 26% was due to higher billings of Barbie products and 4% was due to initial billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 8%, of which 7% was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 20%, of which 16% was driven by higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 28%, of which 11% was driven by higher billings of Jurassic World, 10% was driven by initial billings of Masters of the Universe, and 6% was driven by higher billings of Plush.
Sales adjustments increased to $186.6 million in 2021, as compared to $163.2 million in 2020, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 6.3% in 2021, as compared to 6.7% in 2020.
Cost of sales increased 21% in 2021, as compared to a 22% increase in net sales, primarily due to higher product and other costs. Gross margin in 2021 increased primarily due to favorable fixed cost absorption, incremental realized savings from cost savings programs, and pricing actions, partially offset by cost inflation due to higher raw materials and freight costs. North America segment operating income was $872.5 million in 2021, as compared to segment operating income of $621.9 million in 2020, driven by higher gross profit.

International Segment
The following table provides a summary of Mattel’s net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for 2021 and 2020:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2021	December 31, 2020
	(In millions, except percentage information)
Net Sales	$2,219.2	$1,903.5	17%	2%
Segment Operating Income	350.0	272.4	28%

Gross Billings by Categories
Dolls	$1,010.1	$849.4	19%	1%
Infant, Toddler, and Preschool	462.1	451.2	2%	1%
Vehicles	619.8	580.8	7%	2%
Action Figures, Building Sets, Games, and Other	556.8	405.0	38%	3%
Gross Billings	$2,648.8	$2,286.4	16%	2%
Sales Adjustments	(429.6)	(382.8)
Net Sales	$2,219.2	$1,903.5	17%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$775.8	$645.9	20%	1%
Hot Wheels	538.8	507.6	6%	1%
Fisher-Price and Thomas & Friends	442.7	430.6	3%	2%
Other	891.4	702.2	27%	2%
Gross Billings	$2,648.8	$2,286.4	16%	2%
Gross billings for the International segment were $2.65 billion in 2021, an increase of $362.4 million, or 16%, as compared to $2.29 billion in 2020, with a favorable impact from changes in currency exchange rates of two percentage points. The increase in International segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 19%, of which 15% was driven by higher billings of Barbie products and 3% was due to initial billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 2%, due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 7%, of which 6% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 38%, due to higher billings of the following products: 13% from Jurassic World, 11% from initial billings of Masters of the Universe, 5% from Plush, and 4% from MEGA.
Sales adjustments increased to $429.6 million in 2021, as compared to $382.8 million in 2020, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 19.4% in 2021, as compared to 20.1% in 2020.
Cost of sales increased 24% in 2021, as compared to a 17% increase in net sales, primarily driven by higher product and other costs. Gross margin in 2021 decreased primarily due to cost inflation resulting from higher raw materials and freight costs, unfavorable foreign exchange and product mix, partially offset by pricing actions, incremental realized savings from cost savings programs, and the favorable impact of fixed cost absorption. International segment operating income was $350.0 million in 2021, as compared to a segment operating income of $272.4 million in 2020, primarily driven by higher gross profit, partially offset by higher advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel’s net sales, segment operating income (loss), and gross billings for the American Girl segment for 2021 and 2020:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2021	December 31, 2020
	(In millions, except percentage information)
Net Sales	$270.3	$258.4	5%	—%
Segment Operating Income (Loss)	5.4	(14.1)

American Girl Segment
Total Gross Billings	$277.9	$266.5	4%	—%
Sales Adjustments	(7.6)	(8.1)
Total Net Sales	$270.3	$258.4	5%	—%
Gross billings for the American Girl segment were $277.9 million in 2021, an increase of $11.4 million, or 4%, as compared to $266.5 million in 2020. The increase in American Girl gross billings was driven by higher billings in proprietary retail channels, which in the prior year was negatively impacted by retail disruption due to COVID-19.
Sales adjustments as a percentage of net sales remained relatively consistent at 2.8% in 2021, as compared to 3.1% in 2020.
Cost of sales increased 3% in 2021, as compared to a 5% increase in net sales, primarily due to higher product and other costs. Gross margin in 2021 increased slightly, primarily driven by the incremental realized savings from cost savings programs and favorable fixed cost absorption, substantially offset by product mix and input cost inflation. American Girl segment operating income was $5.4 million in 2021, as compared to segment operating loss of $14.1 million in 2020; the improvement was primarily due to higher net sales, lower other selling and administrative expenses, and lower advertising and promotion expenses.
Cost Savings Programs
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the “Program”). Targeted annual gross cost savings from actions that are expected to be completed beginning 2021 through 2023 are $250 million. Of the $250 million in targeted gross cost savings, approximately 50% is expected to benefit cost of sales, 40% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expense. Estimated total cash expenditures associated with the Program, excluding previous actions taken under the Capital Light program, are expected to be approximately $100 to $125 million.
Mattel estimates the cost of actions for the Program, excluding previous actions taken under the Capital Light program, to be as follows:

Optimizing for Growth - Actions	Estimate of Cost
Employee severance	$20 to $25 million
Real estate/supply chain optimization and other restructuring costs	$15 to $25 million
Non-cash charges	$55 to $60 million
Total estimated severance and restructuring costs	$90 to $110 million
Information technology enhancements and other investments	$65 to $75million
Total estimated actions	$155 to $185 million

Cumulatively, in conjunction with previous actions taken under the Capital Light program prior to 2021, targeted annual gross cost savings for the Program are $325 million by 2023, with total expected cash expenditures of approximately $140 to $165 million, and total non-cash charges of $70 to $75 million. Of the $325 million in targeted gross cost savings, approximately 60% is expected to benefit cost of sales, 30% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expense.
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In millions)
Cost of sales (a)	$2.9	$5.7	$18.6
Other selling and administrative expenses (b)	32.3	7.2	19.0
	$35.2	$12.9	$37.6
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating income (loss) in "Note 13 to the Consolidated Financial Statements—Segment Information." During the year ended December 31, 2021, $2.9 million was recorded within cost of sales, of which $2.0 million and $0.9 million are included in the North America and International segments, respectively. During the year ended December 31, 2020, $5.7 million was recorded within cost of sales, of which $3.5 million and $2.2 million are included in the North America and International segments, respectively. During the year ended December 31, 2019, $18.6 million was recorded within cost of sales, of which $10.4 million, $8.0 million, and $0.2 million are included in the North America, International, and American Girl segments, respectively.
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 13 to the Consolidated Financial Statements—Segment Information."
As of December 31, 2021, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $86 million, which include approximately $21 million of non-cash charges. As of December 31, 2021, Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) in connection with the Program of approximately $172 million, which include $144 million within cost of sales, $20 million within other selling and administrative expenses, and $9 million within advertising and promotion expenses.
Other Cost Savings Actions
In connection with Mattel's continued efforts to further streamline its organizational structure and restore profitability, in May 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19. As a result of the reduction in force actions initiated in 2020, Mattel realized approximately $40 million of run-rate cost savings exiting 2020. During the year ended December 31, 2020, Mattel recorded severance charges of approximately $19 million, primarily related to actions taken to streamline its organizational structure.
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
Liquidity and Capital Resources
Mattel’s primary sources of liquidity are its cash and equivalents balances, including access to earnings of certain foreign subsidiaries, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include investing and financing activities such as capital expenditures and debt service. Of Mattel’s $731.4 million in cash and equivalents as of December 31, 2021, approximately $244.6 million were held by foreign subsidiaries.

Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to meet its debt covenant requirements and its senior secured revolving credit facilities covenants, or deterioration of Mattel's credit ratings. As discussed above under Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update," many of the aforementioned factors have been and may be adversely affected by COVID-19. However, based on Mattel’s current business plan and factors known to date, including the currently known impacts of COVID-19, it is expected that existing cash and equivalents, cash flows from operations, availability under the senior secured credit revolving facilities, and access to capital markets will be sufficient to meet working capital and operating expenditure requirements for the next twelve months. Refer to Part I, Item 1A "Risk Factors" for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The U.S. Tax Act, enacted on December 22, 2017, provides Mattel with a reduced cost to access the earnings of its foreign subsidiaries. As such, Mattel has evaluated its intentions related to its indefinite reinvestment assertion and has recorded a $19.0 million deferred tax liability as of December 31, 2021, related to approximately $3.45 billion of foreign earning that will not be indefinitely reinvested.
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
Subject to market conditions, Mattel intends to utilize its senior secured revolving credit facilities or alternative forms of financing to meet its short-term liquidity needs. As of December 31, 2021, there were no amounts outstanding under the senior secured revolving credit facilities. Market conditions could affect certain terms of other debt instruments that Mattel enters into from time to time.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers’ financial condition and their liquidity in order to mitigate Mattel’s accounts receivable collectability risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel’s future contributions to these plans.
Cash Flow Activities
Cash flows provided by operating activities were $485.5 million in 2021, as compared to $285.7 million in 2020. The increase in cash flows provided by operating activities was primarily due to higher net income, excluding the impact of the release of valuation allowances on deferred tax assets and other non-cash charges, partially offset by higher working capital usage.

Cash flows used for investing activities were $105.1 million in 2021, as compared to $132.1 million in 2020. The decrease in cash flows used for investing activities was primarily due to proceeds from the disposal of assets and a business of $43.6 million and higher proceeds for foreign currency forward exchange contracts in 2021, partially offset by an increase in capital expenditures in 2021.
Cash flows used for financing activities were $402.1 million in 2021, as compared to $5.8 million in 2020. The increase in cash flows used from financing activities in 2021 was primarily due to cash used for repayment and refinancing of the 2025 Notes in 2021.
During 2021 and 2020, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2021, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2021 and 2020, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Ratings
In 2021, Fitch changed Mattel's long-term credit rating from B to BB with a stable outlook. In February 2022, Fitch further changed Mattel's long-term credit rating from BB to BB+ with a positive outlook. In 2021, Moody's changed Mattel's long-term credit rating from B1 to Ba2 and maintained a stable outlook. In 2021, Standard & Poor's changed Mattel's long-term credit rating from B to BB with a positive outlook. In February 2022, Standard & Poor's further changed Mattel's long-term credit rating from BB to BB+ with a positive outlook.
Financial Position
Mattel’s cash and equivalents decreased $30.8 million to $731.4 million at December 31, 2021, as compared to $762.2 million at December 31, 2020, primarily due to cash used for repayment and refinancing of the 2025 Notes in 2021, and capital expenditures. The decreases were partially offset by cash flow provided by operating activities and proceeds from the disposal of assets and a business during 2021.
Accounts receivable increased $38.7 million to $1.07 billion at December 31, 2021, as compared to $1.03 billion at December 31, 2020, driven by higher net sales in the fourth quarter of 2021, as compared to the fourth quarter of 2020, partially offset by improved collections.
Inventory increased $248.7 million to $777.2 million at December 31, 2021, as compared to $528.5 million at December 31, 2020, primarily due to cost inflation and higher inventory to meet expected future demands.
Prepaid expenses and other current assets increased $121.2 million to $293.3 million at December 31, 2021, as compared to $172.1 million at December 31, 2020, primarily due to receivables from insurers related to a legal settlement.
Accounts payable and accrued liabilities increased $243.5 million to $1.57 billion at December 31, 2021, as compared to $1.33 billion at December 31, 2020, primarily due to an accrued legal settlement and increased payables associated with cost inflation.

A summary of Mattel’s capitalization is as follows:

	December 31, 2021		December 31, 2020
	(In millions, except percentage information)
Cash and equivalents	$731.4		$762.2

Short-term borrowings	—		1.0
2010 Senior Notes due October 2040	250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0
2017/2018 Senior Notes due December 2025	—		1,500.0
2019 Senior Notes due December 2027	600.0		600.0
2021 Senior Notes due April 2026	600.0		—
2021 Senior Notes due April 2029	600.0		—
Debt issuance costs and debt discount	(29.0)		(45.3)
Total debt	2,571.0	62%	2,855.7	82%
Stockholders’ equity	1,568.8	38	610.1	18
Total capitalization (debt plus equity)	$4,139.8	100%	$3,465.8	100%
In 2021, Mattel used the net proceeds from the issuance of $600 million of 3.375% Senior Notes due 2026 and $600 million of 3.750% Senior Notes due 2029, plus cash on hand, to redeem and retire $1.50 billion in aggregate principal amount of the 2025 Notes and pay related prepayment premiums and transaction fees and expenses. As a result of the redemptions, Mattel incurred losses on extinguishment of debt of $101.7 million, comprised of $76.0 million of prepayment premiums and a $25.7 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations.
Total debt, including short-term borrowings, was $2.57 billion at December 31, 2021, as compared to $2.86 billion at December 31, 2020. The decrease was due to the aggregate repayments of the 2025 Notes.
Stockholders’ equity increased $958.7 million to $1.57 billion at December 31, 2021, as compared to $610.1 million at December 31, 2020, primarily due to net income in 2021.
Off-Balance Sheet Arrangements
Mattel is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $10 million and $11 million as of December 31, 2021 and December 31, 2020, respectively.
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

The following table summarizes Mattel’s contractual commitments and obligations:

	Total	2022	2023	2024	2025	2026	Thereafter
	(In millions)
Long-term debt	$2,600.0	$—	$250.0	$—	$—	$600.0	$1,750.0
Interest on long-term debt	1,083.8	117.7	111.5	109.9	109.9	94.7	540.1
Leases (a)	437.9	92.3	79.8	67.3	57.1	45.3	96.2
Minimum guarantees under licensing and similar agreements	284.4	43.7	117.7	73.7	49.4	—	—
Defined benefit and postretirement benefit plans	361.9	37.5	36.1	38.5	36.8	35.7	177.3
Purchases of inventory, services, and other	449.6	370.0	49.3	22.2	5.3	2.8	—
Total	$5,217.6	$661.2	$644.4	$311.6	$258.5	$778.5	$2,563.6
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

Accounts Receivable—Allowance for Credit Losses
The allowance for credit losses is based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Management believes the accounting estimate related to the allowance for credit losses is a "critical accounting estimate" because significant judgment is required to evaluate the creditworthiness of its customers when estimating the collectability of its accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers’ ability to pay amounts owed to Mattel. Significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including other selling and administrative expenses, net income, and accounts receivable.
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
A small number of customers account for a large share of Mattel’s net sales and accounts receivable. In 2021, Mattel’s three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 46% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 53% of net sales. As of December 31, 2021, Mattel’s three largest customers accounted for approximately 47% of net accounts receivable, and its ten largest customers accounted for approximately 56% of net accounts receivable. Should one or more of Mattel’s large customers experience bankruptcy or financial difficulty, the allowance for credit losses may not be sufficient to cover such losses.
Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Credit limits and payment terms are established based on the underlying criteria that collectability must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer’s financial performance, cash generation, financing availability, and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed, if necessary, based on the customers’ financial condition and the level of credit being extended. For customers who are experiencing financial difficulty, management performs additional financial analyses prior to shipping to those customers on credit. Customers’ terms and credit limits are adjusted or revoked, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
The following table summarizes Mattel’s allowance for credit losses:

	December 31, 2021	December 31, 2020
	(In millions, except percentage information)
Allowance for credit losses	$10.7	$15.9
As a percentage of total accounts receivable	1.0%	1.5%
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

Inventories—Obsolescence Reserve
Inventories are stated at the lower of cost or net realizable value. Inventory obsolescence reserves are recorded for damaged, obsolete, excess, and slow-moving inventory. Inventory obsolescence expense is charged to cost of sales and establishes a lower cost basis for the inventory. Management believes that the accounting estimate related to the obsolescence reserve is a "critical accounting estimate" because significant judgment is required to evaluate whether there will be future demand for inventories held by Mattel as well as the prices at which customers are willing to pay for Mattel’s inventories. As more fully described below, obsolescence reserves required for Mattel’s inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers. Significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income, and inventories.
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

The following table summarizes Mattel’s obsolescence reserve:

	December 31, 2021	December 31, 2020
	(In millions, except percentage information)
Obsolescence reserve	$31.3	$34.8
As a percentage of gross inventory	3.9%	6.2%
Goodwill
Mattel tests goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimates related to the fair value estimates of its goodwill are “critical accounting estimates” because assessing goodwill for impairment involves a high degree of judgment due to the prospective assumptions that underlie the fair value assessments, such as projecting future cash flows for Mattel’s reporting units and estimating the weighted-average cost of capital that a market participant would use as a discount rate. Significant changes in the assumptions used in the goodwill impairment tests could materially affect key financial measures, including net income and goodwill.
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
In the third quarter of 2021, Mattel performed a qualitative assessment to determine whether it was more likely than not that the book value of each reporting unit exceeded its fair value. As a result of Mattel's qualitative assessment, it was determined that goodwill was not impaired. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying value of a reporting unit may exceed its fair value as of December 31, 2021. See Item 8 “Financial Statements and Supplementary Data—Note 3 to the Consolidated Financial Statements—Goodwill and Other Intangibles”
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Management believes that the accounting estimates related to sales adjustments are “critical accounting estimates” because significant judgment is required to estimate related accruals, such as estimating future customer sales volume to support volume-based sales incentives, estimating volumes of defective products to support reserves for defective merchandise, and estimating future customer performance and consumer preferences that could impact the discretionary sales promotions. Significant changes in the assumptions used to develop the estimates could impact Mattel’s results of operations or financial condition.

The above-described programs primarily involve fixed amounts or percentages of sales to customers. The accruals for such programs, which can either be contractual or discretionary in nature, are based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While certain sales adjustment amounts are readily determinable at year-end and do not require estimates, other sales adjustments (i.e., discretionary sales adjustments) require significant judgment by management to make these estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.
Accruals for these programs are recorded as sales adjustments that reduce gross billings in the period the related sale is recognized. Sales adjustments for such programs totaled $623.9 million or 11.4% as a percent of net sales in 2021 and $554.2 million or 12.1% as a percent of net sales in 2020.
Benefit Plan Assumptions
Mattel and certain of its subsidiaries have defined benefit and other postretirement benefit plans covering substantially all employees of these companies. Mattel’s benefit plan obligations and related expenses are determined using actuarial valuations based on specific assumptions used for each plan. Management believes that benefit plan obligations and related expenses are "critical accounting estimates" because significant judgment is required when determining the assumptions used in the actuarial valuations, due to their forward-looking nature, such as:
•Weighted-average discount rate to be used to measure future plan obligations and interest cost component of plan income or expense;
•Rate of future compensation increases (for certain defined benefit pension plans);
•Expected long-term rate of return on plan assets (for funded plans); and
•Health care cost trend rates (for other postretirement benefit plans).
Significant changes in these assumptions could impact Mattel’s results of operations or financial condition. Management believes that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its outside actuaries. Mattel reviews its benefit plan assumptions annually and modifies its assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods.
At the end of each fiscal year, Mattel determines the weighted-average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2021, Mattel determined the discount rate for its domestic benefit plans used in determining the projected and accumulated benefit obligations to be 2.5%, as compared to 2.2% as of December 31, 2020. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the discount rate would result in an immaterial change in benefit plan expense during 2022.
As a result of the curtailment of Mattel's domestic defined benefit pension plans, the rate of future compensation increase was not applicable for the 2021 and 2020 benefit obligation and net periodic pension cost calculations.
The long-term rate of return on plan assets is based on management’s expectation of earnings on the assets that secure Mattel’s funded defined benefit pension plans, taking into account the mix of invested assets, the arithmetic average of past returns, economic and stock market conditions and future expectations, and the long-term nature of the projected benefit obligation to which these investments relate. The long-term rate of return is used to calculate the expected return on plan assets that is used in calculating pension income or expense. The difference between this expected return and the actual return on plan assets is deferred, net of tax, and is included in accumulated other comprehensive loss. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. Mattel’s long-term rate of return used in determining plan expense for its domestic defined benefit pension plans was 5.0% in 2021 and 5.5% in 2020. Assuming all other benefit plan assumptions remain constant, a one percentage point decrease in the expected return on plan assets would result in an immaterial change in benefit plan expense during 2022. See Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements—Employee Benefit Plans."

The health care cost trend rates used by Mattel for its other postretirement benefit plans reflect management’s best estimate of expected claim costs over the next ten years. These trend rates impact the service and interest cost components of plan expense. Rates ranging from 7.0% in 2021 to 4.5% in 2027, with rates assumed to stabilize in 2027 and thereafter, were used in determining plan expense for 2021. These rates are reviewed annually and are estimated based on historical costs for participants in the other postretirement benefit plans as well as estimates based on current economic conditions. As of December 31, 2021, Mattel maintained the health care cost trend rates for its other postretirement benefit plan obligation at 7.0% for all participants. For all participants, the cost trend rates are estimated to reduce to 4.5% by 2028, with rates assumed to stabilize in 2028. Assuming all other postretirement benefit plan assumptions remain constant, a one percentage point increase in the assumed health care cost trend rates would result in an immaterial change in benefit plan expense during 2022.
Share-Based Payments
Mattel recognizes the cost of service-based employee share-based payment awards based on the estimated fair value of the award as of the grant date. The related expense is recognized on a straight-line attribution basis over the requisite employee service period, net of estimated forfeitures. Management believes that the estimated fair value of share-based payment awards include "critical accounting estimates" because significant judgement is required to determine the estimated fair value, including the expected life of the award, expected volatility of Mattel’s stock price, expected dividend yield, and the amount of awards that will be forfeited prior to vesting. Significant changes in the assumptions used to develop the estimated fair value of share-based payment awards could materially affect key financial measures, including net income.
With the exception of certain market-based options granted in 2018, which were valued using a Monte Carlo valuation methodology, Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life.
There were no market-based options granted during 2021 and 2020. The weighted-average grant-date fair value of options granted during 2021 and 2020, valued using the Black-Scholes valuation model was $9.31 and $4.60, respectively. The following weighted-average assumptions were used in determining the fair value of options granted:

	2021	2020
Expected life (in years)	6.2	5.9
Risk-free interest rate	0.8%	0.3%
Volatility factor	43.6%	43.7%
Dividend yield	—%	—%
The following tables summarize the sensitivity of valuation assumptions within the calculation of stock option fair values, if all other assumptions are held constant:

	Increase in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	1	7.0%
Risk-free interest rate	1%	4.3%
Volatility factor	1%	1.9%
Dividend yield	1%	(10.0)%

	(Decrease) in Assumption Factor	Increase (Decrease) in Fair Value
Expected life (in years)	(1)	(7.8)%
Risk-free interest rate	(1)%	(4.3)%
Volatility factor	(1)%	(2.0)%
Dividend yield	N/A	N/A

Mattel recognized total share-based compensation expense related to stock options, restricted stock units ("RSUs"), and performance RSUs ("performance awards") of $60.1 million and $60.2 million during 2021 and 2020, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. As of December 31, 2021, total unrecognized compensation cost related to unvested share-based payments totaled $89.5 million and is expected to be recognized over a weighted-average period of 2.1 years. See Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments"
Income Taxes
Mattel’s income tax provision and related income tax assets and liabilities are based on actual and expected future income, U.S. and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimates related to income taxes are "critical accounting estimates" because significant judgment is required in interpreting tax regulations in the United States and in foreign jurisdictions, evaluating Mattel’s worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect Mattel’s consolidated financial statements.
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
Mattel records unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel’s measurement of its unrecognized tax benefits is based on management’s assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more likely than not (a greater than 50 percent likelihood) be realized.
In the normal course of business, Mattel is regularly audited by federal, state, local, and foreign tax authorities. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements. See Item 8 "Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Income Taxes."
New Accounting Pronouncements
See Item 8 "Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies."
Non-GAAP Financial Measure
To supplement the financial results presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), Mattel presents a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. The non-GAAP financial measure that Mattel presents is currency exchange rate impact. Mattel uses this measure to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Mattel believes that the disclosure of this non-GAAP financial measure provides useful supplemental information to investors to be able to better evaluate ongoing business performance and certain components of Mattel's results. This measure is not, and should not be viewed as, a substitute for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.

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
Key Performance Indicator
Gross billings represent amounts invoiced to customers. It does not include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross billings as a metric for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel's business. Changes in gross billings are discussed because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and not associated with categories, brands, and individual products.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel’s results of operations and cash flows. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Russian ruble, Australian dollar, and Polish zloty were the primary transactions that caused foreign currency transaction exposure for Mattel in 2021. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel’s financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation adjustments in 2021 were related to its net investments in entities having functional currencies denominated in the Turkish lira, Chilean peso, Mexican peso, Euro, and Brazilian real.

There are numerous factors impacting the amount by which Mattel’s financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's 2021 net sales by approximately 0.4% and net income per share by approximately $0.01.
Mattel’s foreign currency forward exchange contracts that were used to hedge firm commitments and anticipated transactions as of December 31, 2021 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with an Indonesian rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted-Average Contract Rate	Fair Value	Contract Amount	Weighted-Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar (a)	$—	—	$—	$80,337	0.73	$895
British pound sterling (a)	45,557	1.34	335	—	—	—
Canadian dollar (a)	37,509	0.78	536	58,806	0.79	343
Czech koruna	11,959	22.36	309	—	—	—
Danish krone	2,915	6.60	32	—	—	—
Euro (a)	73,122	1.13	395	301,661	1.18	10,139
Hungarian forint	6,029	325.92	66	—	—	—
Indonesian rupiah	59,955	14,921	1,486	—	—	—
Japanese yen	—	—	—	10,093	114	88
Mexican peso	23,298	20.73	262	3,839	20.51	20
New Zealand dollar (a)	6,783	0.67	106	—	—	—
Polish zloty	22,470	4.10	423	—	—	—
Russian ruble	63,163	73.78	(723)	—	—	—
Singapore dollar	11,854	1.37	205	—	—	—
South African rand	—	—	—	1,326	15.92	7
Swiss franc	26,803	0.92	429	—	—	—
Turkish lira	—	—	—	3,032	12.71	213
	$391,417		$3,861	$459,094		$11,705
(a)    The weighted-average contract rate for these contracts is quoted in U.S. dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2021. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2021. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2021, these contracts had a contract amount of $68.6 million and a fair value liability of $1.2 million.
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its earnings before income taxes would have decreased by approximately $3 million in 2021 and increased by approximately $18 million in 2020.

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
On April 27, 2021, the European Parliament gave final approval to the EU-UK Trade and Cooperation Agreement, and on April 29, 2021, the EU approved the conclusion of the agreement by way of a Council Decision. As a result, the agreements between the U.K. and the EU came into effect on May 1, 2021. This was the last official step in formalizing the new relationship between the U.K. and the EU. Although the agreement has mitigated a portion of the risk that arose due to the U.K.'s withdrawal from the EU, the overall impact on Mattel's operations is still being evaluated, including the volatility of the British pound sterling. Mattel's U.K. operations represented approximately 6% of Mattel's consolidated net sales for the year ended December 31, 2021.

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel’s management, including Ynon Kreiz, its principal executive officer, and Anthony DiSilvestro, its principal financial officer, evaluated the effectiveness of Mattel’s internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of Mattel’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattel, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2021 appearing after the signature and power of attorney pages (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sales Adjustments Accrual – Discretionary Component

As described in Note 1 to the consolidated financial statements, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and allowances for returns or defective merchandise. Accruals for these programs are recorded as sales adjustments that reduce gross billings in the period the related sale is recognized. As disclosed by management, sales adjustments for such programs totaled $623.9 million for the year ended December 31, 2021. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While certain sales adjustment amounts are readily determinable at year end and do not require estimates, other sales adjustments (i.e., discretionary sales adjustments) require significant judgment by management to make these estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.

The principal considerations for our determination that performing procedures relating to the discretionary component of the sales adjustments accrual is a critical audit matter are the significant judgment by management in estimating the discretionary component of the sales adjustments accrual, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to management’s estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimate of the discretionary component of the sales adjustments accrual. These procedures also included, among others (i) testing management’s process for developing the estimate of the discretionary component of the sales adjustments accrual, (ii) evaluating the reasonableness of available information considered by management in developing the estimate, (iii) testing the completeness and accuracy of underlying data used in the estimate, (iv) evaluating, on a sample basis, the results of a retrospective comparison of sales adjustments accrued in the prior year to settlements in the current year, and (v) testing, on a sample basis, settlements subsequent to year-end.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 28, 2022

We have served as the Company’s auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$731,362	$762,181
Accounts receivable, net of allowances for credit losses of $10.7 million and $15.9 million in 2021 and 2020, respectively	1,072,684	1,033,966
Inventories	777,184	528,474
Prepaid expenses and other current assets	293,299	172,070
Total current assets	2,874,529	2,496,691
Noncurrent Assets
Property, plant, and equipment, net	455,966	473,794
Right-of-use assets, net	325,484	291,601
Goodwill	1,390,207	1,393,834
Deferred income tax assets	526,906	72,682
Identifiable intangible assets, net	476,858	518,190
Other noncurrent assets	343,944	288,098
Total Assets	$6,393,894	$5,534,890
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$969
Accounts payable	579,152	495,363
Accrued liabilities	991,592	831,922
Income taxes payable	27,509	27,125
Total current liabilities	1,598,253	1,355,379
Noncurrent Liabilities
Long-term debt	2,570,992	2,854,664
Noncurrent lease liabilities	283,626	249,353
Other noncurrent liabilities	372,174	465,350
Total noncurrent liabilities	3,226,792	3,569,367
Commitments and Contingencies (See Note 12)
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,832,144	1,842,680
Treasury stock at cost: 90.7 million shares and 93.2 million shares in 2021 and 2020, respectively	(2,219,990)	(2,282,939)
Retained earnings	2,456,597	1,553,610
Accumulated other comprehensive loss	(941,271)	(944,576)
Total stockholders’ equity	1,568,849	610,144
Total Liabilities and Stockholders’ Equity	$6,393,894	$5,534,890

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands, except per share amounts)
Net Sales	$5,457,741	$4,588,433	$4,504,571
Cost of sales	2,831,079	2,345,330	2,527,230
Gross Profit	2,626,662	2,243,103	1,977,341
Advertising and promotion expenses	545,674	525,803	550,217
Other selling and administrative expenses	1,351,426	1,342,564	1,390,022
Operating Income	729,562	374,736	37,102
Interest expense	253,937	198,332	201,044
Interest (income)	(3,503)	(3,945)	(6,166)
Other non-operating expense, net	8,364	2,692	1,879
Income (Loss) Before Income Taxes	470,764	177,657	(159,655)
(Benefit) provision for income taxes	(420,381)	65,549	58,324
Income (loss) from equity method investments	11,842	11,471	(771)
Net Income (Loss)	$902,987	$123,579	$(218,750)
Net Income (Loss) Per Common Share - Basic	$2.58	$0.36	$(0.63)
Weighted-average number of common shares	350,007	347,463	346,127
Net Income (Loss) Per Common Share - Diluted	$2.53	$0.35	$(0.63)
Weighted-average number of common and potential common shares	357,253	349,116	346,127
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Net Income (Loss)	$902,987	$123,579	$(218,750)
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	(54,690)	(32,423)	18,919
Employee benefit plan adjustments	32,755	(16,997)	(27,094)
Net unrealized gains (losses) on available-for-sale security	1,075	738	(1,713)
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	23,253	(18,289)	14,495
Reclassification adjustments included in net income (loss)	912	(8,121)	(14,865)
	24,165	(26,410)	(370)
Other Comprehensive Income (Loss), Net of Tax	3,305	(75,092)	(10,258)
Comprehensive Income (Loss)	$906,292	$48,487	$(229,008)
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$902,987	$123,579	$(218,750)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation	146,274	154,526	204,406
Amortization	38,039	38,925	40,112
Share-based compensation	60,081	60,168	55,968
Bad debt expense	1,202	9,149	967
Inventory obsolescence	40,881	44,006	75,139
Asset impairments	9,690	13,006	41,214
Deferred income taxes	56,658	(5,300)	(6,036)
(Income) loss from equity method investments	(11,842)	(10,752)	771
Loss on extinguishment of long-term borrowings	101,695	—	9,236
(Gain) loss on sale of assets/business, net	(23,823)	1,028	(1,521)
Release of valuation allowances on deferred tax assets	(540,803)	—	(13,489)
Changes in assets and liabilities:
Accounts receivable	(85,603)	(92,280)	41,029
Inventories	(330,899)	(42,193)	(22,686)
Prepaid expenses and other current assets	(26,533)	(20,039)	49,071
Accounts payable, accrued liabilities, and income taxes payable	207,143	17,403	(54,652)
Other, net	(59,684)	(5,530)	(32,343)
Net cash flows provided by operating activities	485,463	285,696	168,436
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(74,222)	(59,404)	(52,994)
Purchases of other property, plant, and equipment	(77,131)	(59,389)	(50,817)
Proceeds from (payments of) foreign currency forward exchange contracts, net	1,585	(22,883)	(681)
Proceeds from sale of assets/business	43,649	5,815	3,302
Other, net	1,022	3,757	(445)
Net cash flows used for investing activities	(105,097)	(132,104)	(101,635)
Cash Flows From Financing Activities:
(Payments of) proceeds from short-term borrowings, net	(969)	969	(4,176)
Payments of long-term borrowings	(1,575,997)	—	(607,898)
Proceeds from long-term borrowings, net	1,184,913	—	588,244
Option proceeds and tax withholdings for share-based compensation, net	(7,856)	(7,199)	(7,510)
Other, net	(2,165)	388	(1,798)
Net cash flows used for financing activities	(402,074)	(5,842)	(33,138)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(9,111)	(15,597)	1,884
Change in Cash and Equivalents	(30,819)	132,153	35,547
Cash and Equivalents at Beginning of Period	762,181	630,028	594,481
Cash and Equivalents at End of Period	$731,362	$762,181	$630,028
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$93,129	$99,495	$72,647
Interest	210,140	190,674	190,922
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(In thousands)
Balance, December 31, 2018	$441,369	$1,812,682	$(2,354,617)	$1,648,781	$(859,226)	$688,989
Net loss	—	—	—	(218,750)	—	(218,750)
Other comprehensive loss, net of tax	—	—	—	—	(10,258)	(10,258)
Issuance of treasury stock for restricted stock units vesting	—	(42,930)	35,420	—	—	(7,510)
Deferred compensation	—	(151)	276	—	—	125
Share-based compensation	—	55,968	—	—	—	55,968
Balance, December 31, 2019	441,369	1,825,569	(2,318,921)	1,430,031	(869,484)	508,564
Net income	—	—	—	123,579	—	123,579
Other comprehensive loss, net of tax	—	—	—	—	(75,092)	(75,092)
Issuance of treasury stock for stock option exercises	—	(41)	105	—	—	64
Issuance of treasury stock for restricted stock units vesting	—	(42,830)	35,567	—	—	(7,263)
Deferred compensation	—	(186)	310	—	—	124
Share-based compensation	—	60,168	—	—	—	60,168
Balance, December 31, 2020	441,369	1,842,680	(2,282,939)	1,553,610	(944,576)	610,144
Net income	—	—	—	902,987	—	902,987
Other comprehensive income, net of tax	—	—	—	—	3,305	3,305
Issuance of treasury stock for stock option exercises	—	(4,806)	16,937	—	—	12,131
Issuance of treasury stock for restricted stock units vesting	—	(65,774)	45,787	—	—	(19,987)
Deferred compensation	—	(37)	225	—	—	188
Share-based compensation	—	60,081	—	—	—	60,081
Balance, December 31, 2021	$441,369	$1,832,144	$(2,219,990)	$2,456,597	$(941,271)	$1,568,849
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
Revision of Previously Issued Consolidated Financial Statements
During the second quarter of 2021, Mattel identified a misstatement in its accounting for inventory tooling expenses, which were expensed to cost of sales rather than first being capitalized into the cost of inventory, which resulted in an understatement of inventory balances and a misstatement of cost of sales. Mattel also identified a misstatement related to the timing of disbursements for certain capital expenditures, which resulted in a cash flow misclassification between operating activities and investing activities. Mattel evaluated the misstatements and concluded that the misstatements were not material, either individually or in the aggregate, to its current or previously issued consolidated financial statements.
To correct the immaterial misstatements, during the second quarter of 2021, Mattel elected to revise its previously issued consolidated financial statements as of December 31, 2020 and 2019, and for each of the three years ended December 31, 2020, 2019, and 2018. The revision of the historical consolidated financial statements also includes the correction of other immaterial misstatements in its consolidated statement of operations that Mattel had previously recorded as out of period adjustments, as well as other previously identified balance sheet misclassifications. Mattel had previously determined that these misstatements did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements and reached the same conclusion when aggregating with the recently identified misstatements.
Accordingly, the accompanying financial statements and relevant footnotes to the consolidated financial statements in this Annual Report on Form 10-K have been revised to correct for such misstatements. Further information regarding the misstatements and related revision is included in "Note 17 to the Consolidated Financial Statements—Revision of Immaterial Misstatements."
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
Accounts Receivable and Allowance for Credit Losses
Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customers’ financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings, 3 to 15 years for machinery and equipment, 3 to 10 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying value of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Any potential impairment identified is initially assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets groups. When property, plant and equipment are sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is included in the consolidated statements of operations.
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
Foreign Currency Translation Exposure
Mattel’s reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Net income (loss) and cash flow items are translated at weighted-average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Mattel’s primary currency translation adjustments in 2021 were related to its net investments in entities having functional currencies denominated in the Turkish lira, Chilean peso, Mexican peso, Euro, and Brazilian real.
Foreign Currency Transaction Exposure
Currency exchange rate fluctuations may impact Mattel’s results of operations and cash flows. Mattel’s currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Inventory transactions denominated in the Euro, Mexican peso, British pound sterling, Canadian dollar, Russian ruble, Australian dollar, and Polish zloty were the primary transactions that caused foreign currency transaction exposure for Mattel in 2021.

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
Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. With the exception of certain market-based options granted in 2018, which are valued using a Monte Carlo valuation methodology, Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of stock options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. Judgment is also required in estimating the amount of share-based awards that will be forfeited prior to vesting.
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
Income Taxes
Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, applying enacted statutory income tax rates in effect for the year in which the differences are expected to reverse. Mattel evaluates the realization of its deferred tax assets based on all available evidence and establishes a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized.
Mattel recognizes the financial statement effects of a tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination. The tax benefits of the position recognized in the financial statements are then measured based on the largest amount of benefit that is greater than 50% likely to be realized upon settlement with a taxing authority. In addition, Mattel recognizes interest and penalties related to unrecognized tax benefits as a component of the income tax provision.
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
Accounting Pronouncements Not Yet Adopted
In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, hedging relationships, and other transactions that reference the LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. Mattel is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.
Note 2—Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	December 31, 2021	December 31, 2020
	(In thousands)
Land	$21,811	$24,913
Buildings	317,114	331,898
Machinery and equipment	762,462	753,338
Software	348,062	342,364
Tools, dies, and molds	537,499	585,170
Leasehold improvements	115,844	130,789
Construction in progress	55,559	47,958
	2,158,351	2,216,430
Less: accumulated depreciation	(1,702,385)	(1,742,636)
	$455,966	$473,794
During the three months ended March 31, 2021, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million. The assets sold were previously designated as held for sale, and included within property, plant, and equipment, net in the consolidated balance sheets as of December 31, 2020.
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
The change in the carrying amount of goodwill by operating segment for 2021 and 2020 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America operating segment selling those brands, thereby causing a foreign currency translation impact. During the first quarter of 2021, Mattel sold its arts, crafts, and stationery business, resulting in a reduction of goodwill of approximately $2 million.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2019	$732,430	$450,713	$207,571	$1,390,714
Currency exchange rate impact	971	2,149	—	3,120
Balance at December 31, 2020	733,401	452,862	207,571	1,393,834
Dispositions	(1,290)	(1,056)	—	(2,346)
Currency exchange rate impact	(322)	(959)	—	(1,281)
Balance at December 31, 2021	$731,789	$450,847	$207,571	$1,390,207
In the third quarter of 2021, Mattel performed a qualitative assessment to determine whether it was more likely than not that the book value of each reporting unit exceeded its fair value. As a result of Mattel's qualitative assessment, it was determined that goodwill was not impaired. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying value of a reporting unit may exceed its fair value as of December 31, 2021.
Other Intangibles
Identifiable intangibles were $476.9 million, net of accumulated amortization of $327.0 million, and $518.2 million, net of accumulated amortization of $286.9 million, as of December 31, 2021 and 2020, respectively. The estimated future amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)
2022	$38,503
2023	39,250
2024	33,074
2025	33,012
2026	29,612
Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets primarily consist of trademarks. During the fourth quarter of 2021, Mattel discontinued the use of an intangible asset which resulted in an asset impairment charge of $2.0 million. During 2020 and 2019, Mattel's amortizable intangible assets were not impaired.
Note 4—Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies. These plans include defined benefit pension plans, defined contribution retirement plans, postretirement benefit plans, and deferred compensation and excess benefit plans. In addition, Mattel makes contributions to government-mandated retirement plans in countries outside the United States where its employees work.
A summary of retirement plan expense, net is as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Defined benefit pension plans	$14,858	$9,670	$9,815
Defined contribution retirement plans	34,821	26,697	32,743
Postretirement benefit plans	(1,968)	(1,972)	(2,220)
Deferred compensation and excess benefit plans	6,857	6,391	10,994
	$54,568	$40,786	$51,332

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
A summary of the components of Mattel’s net periodic benefit cost (credit) and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2021	2020	2019	2021	2020	2019
	(In thousands)
Net periodic benefit cost (credit):
Service cost	$4,925	$4,348	$4,479	$2	$1	$1
Interest cost	10,094	15,079	19,309	78	139	201
Expected return on plan assets	(18,531)	(19,694)	(21,714)	—	—	—
Amortization of prior service cost (credit)	163	303	64	(2,038)	(2,038)	(2,038)
Recognized actuarial loss (gain)	11,177	9,584	7,585	(10)	(74)	(384)
Settlement loss	6,982	—	—	—	—	—
Curtailment loss	48	50	92	—	—	—
Net periodic benefit cost (credit)	$14,858	$9,670	$9,815	$(1,968)	$(1,972)	$(2,220)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	$(42,671)	$12,624	$28,740	$(605)	$850	$1,870
Prior service (credit) cost	204	269	26	—	—	—
Amortization of prior service (cost) credit	(163)	(303)	(64)	2,038	2,038	2,038
Total recognized in other comprehensive (income) loss (a)	$(42,630)	$12,590	$28,702	$1,433	$2,888	$3,908
Total recognized in net periodic benefit (credit) cost and other comprehensive income (loss)	$(27,772)	$22,260	$38,517	$(535)	$916	$1,688
(a)Amounts exclude related tax expense (benefit) of approximately $9 million, $2 million, and $(6) million, during 2021, 2020, and 2019, respectively, which are also included in other comprehensive income (loss).

Net periodic benefit cost (credit) for Mattel’s domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Defined benefit pension plans:
Discount rate	2.2%	3.0%	4.1%
Weighted-average rate of future compensation increases	N/A	N/A	N/A
Long-term rate of return on plan assets	5.0%	5.5%	6.0%
Postretirement benefit plans:
Discount rate	2.2%	3.0%	4.1%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%	7.0%
Post-65	6.8%	6.8%	6.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2027	2026	2025
Post-65	2027	2026	2025
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

Mattel used a measurement date of December 31, 2021 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$671,181	$628,152	$6,246	$5,781
Service cost	4,925	4,348	2	1
Interest cost	10,094	15,079	78	139
Impact of currency exchange rate changes	(5,762)	9,076	—	—
Actuarial (gain) loss	(16,597)	45,907	(614)	773
Benefits paid	(49,895)	(33,447)	(536)	(448)
Plan amendments	(656)	2,066	—	—
Settlements	1,612	—	—	—
Other	(1,636)	—	—	—
Benefit obligation, end of year	$613,266	$671,181	$5,176	$6,246
Change in Plan Assets:
Plan assets at fair value, beginning of year	$457,880	$431,747	$—	$—
Actual return on plan assets	28,622	44,104	—	—
Employer contributions	21,841	10,937	536	448
Impact of currency exchange rate changes	(1,244)	4,769	—	—
Benefits paid	(49,895)	(33,447)	(536)	(448)
Settlements	—	(230)	—	—
Other	(72)	—	—	—
Plan assets at fair value, end of year	$457,132	$457,880	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(156,134)	$(213,301)	$(5,176)	$(6,246)
Current accrued benefit liability	$(5,119)	$(5,687)	$(730)	$(840)
Noncurrent accrued benefit liability, net	(151,015)	(207,614)	(4,446)	(5,406)
Net amount recognized	$(156,134)	$(213,301)	$(5,176)	$(6,246)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$236,667	$279,338	$(956)	$(351)
Prior service cost (credit)	189	148	(8,110)	(10,148)
	$236,856	$279,486	$(9,066)	$(10,499)
(a)Amounts exclude related tax benefits of approximately $74 million and $83 million for December 31, 2021 and 2020, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel’s accumulated benefit obligation for its defined benefit pension plans as of 2021 and 2020 totaled $595.4 million and $652.7 million, respectively.
The actuarial gain recognized in 2021 for the defined benefit pension plan was driven primarily by the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2021.
The actuarial loss recognized in 2020 for the defined benefit pension plan was driven primarily by the decrease in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2020.

As of December 31, 2021 and 2020, information for defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020
	(In thousands)
Projected benefit obligation	$523,968	$577,418
Accumulated benefit obligation	506,124	559,039
Fair value of plan assets	348,660	351,650
The assumptions used in determining the projected and accumulated benefit obligations of Mattel’s domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2021	December 31, 2020
Defined benefit pension plans:
Discount rate	2.5%	2.2%
Cash balance interest crediting rate	4.0%	4.0%
Weighted-average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	2.5%	2.2%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%
Post-65	7.0%	6.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2028	2027
Post-65	2028	2027
The estimated future benefit payments for Mattel’s defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2022	$36,733	$730
2023	35,462	630
2024	37,931	530
2025	36,268	530
2026	35,159	530
2027 - 2031	175,748	1,520
Mattel expects to make cash contributions totaling approximately $6 million to its defined benefit pension and postretirement benefit plans in 2022, substantially all of which will be for benefit payments for its unfunded plans.

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

Mattel’s defined benefit pension plan assets are measured and reported in the consolidated financial statements at fair value using inputs, which are more fully described in "Note 10 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$1,584	$—	$1,584
U.S. corporate debt instruments	—	68,070	—	68,070
International corporate debt instruments	—	23,752	—	23,752
Mutual funds (a)	—	—	—	132,165
Money market funds	3,650	—	—	3,650
Other investments	—	6,979	—	6,979
Insurance "buy-in" policy	—	—	30,731	30,731
Collective trust funds (a):
U.S. equity securities				65,256
International equity securities				12,832
Global fixed income				48,745
Diversified funds				46,407
Real Estate				$16,961
Total	$3,650	$100,385	$30,731	$457,132

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$14,132	$—	$14,132
U.S. corporate debt instruments	—	69,708	—	69,708
International corporate debt instruments	—	17,490	—	17,490
Mutual funds (a)	—	—	—	73,314
Money market funds	323	—	—	323
Other investments	—	8,449	—	8,449
Insurance "buy-in" policy	—	—	32,794	32,794
Collective trust funds (a):
U.S. equity securities				69,528
International equity securities				66,749
Global fixed income				45,862
Diversified funds				42,884
Real Estate				$16,647
Total	$323	$109,779	$32,794	$457,880
(a)    These investments primarily consist of privately placed funds that are valued based on net asset value per share. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position and its related disclosures.
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
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2019	$31,281
Purchases, sales, and settlements	(1,867)
Change in fair value	3,380
Balance at December 31, 2020	32,794
Purchases, sales, and settlements	(1,854)
Change in fair value	(209)
Balance at December 31, 2021	$30,731
Mattel’s defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 5.0% as of December 31, 2021 is reasonable based on historical returns.
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
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation and 401(k) excess plan (the "DCP") that permits certain officers and key employees to elect to defer portions of their compensation. The participant DCP deferrals, together with certain contributions made by Mattel, earn various rates of return. The liability for these plans as of December 31, 2021 and 2020 was $62.8 million and $59.9 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these benefits under the DCP. The cash surrender value of these policies, valued at $88.6 million and $79.9 million as of December 31, 2021 and 2020, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel’s creditors and are included in other noncurrent assets in the consolidated balance sheets.

Annual Incentive Compensation
Mattel has annual incentive compensation plans under which officers and key employees may earn cash incentive compensation based on Mattel’s and individual performance, subject to certain approvals of the Compensation Committee of the Board of Directors. Incentive compensation for 2021, 2020, and 2019, was $137.1 million, $122.5 million, and $119.5 million, respectively, for awards under these plans and was included in other selling and administrative expenses.
Note 5—Seasonal Financing and Debt
Seasonal Financing
On December 20, 2017, Mattel entered into a syndicated facility agreement, which was subsequently amended in 2018, 2019, and 2021 (as amended, the “Credit Agreement”), as a borrower thereunder (in such capacity, the “Borrower”), along with certain of Mattel’s domestic subsidiaries, as additional borrowers thereunder (together with the Borrower, the “U.S. Borrowers”), Mattel Canada Inc. as a borrower thereunder (the “Canadian Borrower”), certain additional domestic and foreign subsidiaries of Mattel, as guarantors thereunder, Bank of America, N.A., as global administrative agent, collateral agent, Australian security trustee, and lender, and the other lenders and financial institutions party thereto.
On March 28, 2018 and March 29, 2018, Mattel, Inc. and certain of its subsidiaries entered into various foreign joinder agreements to the Credit Agreement. The foreign joinder agreements join the relevant foreign borrowers and foreign lenders to the Credit Agreement, as contemplated therein, making portions of the senior secured revolving credit facilities available to other subsidiaries of Mattel, Inc. such that, together with the initial entry into the Credit Agreement, the senior secured revolving credit facilities are available to certain subsidiaries of Mattel, Inc., in their capacity as borrowers, located in the following jurisdictions: (i) the United States, (ii) Canada, (iii) Germany, the Netherlands and the United Kingdom (the “European (GNU) Borrowers”), (iv) Spain (the “Spanish Borrower”), (v) France (the “French Borrower”), and (vi) Australia (the “Australian Borrower”), in each case through subfacilities in each such jurisdiction (each, a “Subfacility”). Through the Credit Agreement and the foreign joinder agreements, certain additional domestic and foreign subsidiaries of Mattel, Inc. are also parties to the Credit Agreement as guarantors of various obligations of the borrowers under the Credit Agreement.
On March 19, 2021, the Company entered into the fourth amendment to the Credit Agreement, which amended certain terms, including, but not limited to, amendments to certain components of the borrowing base, a reduction of the aggregate principal amount of the senior secured revolving credit facilities from $1.60 billion to $1.40 billion and an extension of the maturity date from November 20, 2022 to March 19, 2024.
The senior secured revolving credit facilities consist of (i) an asset based lending facility with aggregate commitments up to $1.11 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and certain of its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, as well as (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. borrowers under the Credit Agreement, and equity interests in certain borrower and guarantor subsidiaries under the Credit Agreement (the “Fixed Asset & IP Facility”).
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
In addition to paying interest on the outstanding principal under the senior secured revolving credit facilities, the Borrower is required to pay (i) an unused line fee based on the average daily unused portion of the senior secured revolving credit facilities, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $10 million and $11 million as of December 31, 2021 and December 31, 2020, respectively.
The U.S. Borrowers, as well as certain U.S. subsidiaries of the Borrower (the “U.S. Guarantors”), guarantee the obligations of all Borrowers under the senior secured revolving credit facilities. Additionally, the obligations of the Canadian Borrower, the French Borrower, the Spanish Borrower, the European (GNU) Borrowers, and the Australian Borrower (collectively, the “Foreign Borrowers”), are guaranteed by the obligations of the other Foreign Borrowers, as well as certain additional foreign subsidiaries (“Foreign Guarantors”).

The U.S. Subfacility is secured by liens on substantially all of the U.S. Borrowers’ and the U.S. Guarantors’ accounts receivable and inventory (the “U.S. Current Assets Collateral”). The Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility, and the Australian Subfacility are each secured by a first priority lien on (i) the accounts receivable and inventory of the applicable Foreign Borrower(s) and Foreign Guarantors under such facility, and (ii) the U.S. Current Assets Collateral. The Fixed Asset & IP Facility is secured by a first priority lien on certain owned real property in the United States, certain U.S. trademarks and patents, and 100% of the equity interests in the U.S. Borrowers (aside from Mattel) and U.S. Guarantors, as well as 65% of the voting equity interests and 100% of the non-voting equity interests in Mattel Holdings Limited and the Foreign Borrowers and Foreign Guarantors that are directly owned by a U.S. Borrower or U.S. Guarantor. The net book value of the accounts receivable, inventory, and certain owned real property in the United States currently pledged as collateral under the senior secured revolving credit facilities was approximately $1.1 billion as of December 31, 2021.
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
The Credit Agreement requires the maintenance of a consolidated fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter when excess availability under the senior secured revolving credit facilities is less than the greater of (x) $100 million and (y) 10% of the aggregate amount available thereunder (the "Availability Threshold") and on the last day of each subsequent fiscal quarter ending thereafter, until no event of default exists and excess availability is greater than the Availability Threshold for at least 30 consecutive days.
Mattel had no borrowings under the senior secured revolving credit facilities as of December 31, 2021 and 2020. Since the execution of the Credit Agreement, the fixed charge coverage ratio covenant has not been in effect as no event of default has occurred and as Mattel's excess availability has been greater than $100 million and the Availability Threshold. As of December 31, 2021 and 2020, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines. As of December 31, 2021, foreign credit lines totaled approximately $18 million. Mattel expects to extend the majority of these credit lines throughout 2022.
Short-Term Borrowings
As of December 31, 2021, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and no foreign short-term borrowings outstanding. As of December 31, 2020, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and approximately $1 million of foreign short-term borrowings outstanding.
During 2021 and 2020, Mattel had average borrowings under the senior secured revolving credit facilities and other short-term borrowings of $77.3 million and $201.7 million, respectively, to help finance its seasonal working capital requirements. Average borrowings were lower during 2021 than 2020 due to the accelerated timing of borrowings under the senior secured credit facilities in 2020 in anticipation of its projected seasonal working capital requirements and in light of the uncertainties surrounding COVID-19. The weighted-average interest rate on borrowings under the senior secured revolving credit facilities and other short-term borrowings during 2021 and 2020 was 1.3% and 2.2%, respectively. Mattel's average foreign short-term borrowings were not material during 2021 and 2020.

Long-Term Debt
On March 19, 2021, Mattel issued (i) $600 million aggregate principal amount of 3.375% Senior Notes due 2026 (the “2026 Notes”) and (ii) $600 million aggregate principal amount of 3.750% Senior Notes due 2029 (the “2029 Notes” and, together with the 2026 Notes, the “Notes” and each a “series” of the Notes). The 2026 Notes were issued pursuant to an indenture dated March 19, 2021 (the “2026 Notes Indenture”), among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (the “Trustee”). The 2029 Notes were issued pursuant to an indenture dated March 19, 2021 (the “2029 Notes Indenture” and, together with the 2026 Notes Indenture, the “Indentures” and each, an “Indenture”), among the Company, the guarantors named therein and the Trustee. The Notes of each series pay interest semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. Mattel may redeem all or part of the 2026 Notes at any time or from time to time prior to April 1, 2023, or April 1, 2024, in the case of the 2029 Notes, at its option, at a redemption price equal to 100% of the principal amount, plus a "make whole" premium, plus accrued and unpaid interest on applicable Notes being redeemed to, but excluding, the redemption date. Mattel may also redeem up to 40% of the principal amount of the Notes of such series at any time or from time to time prior to April 1, 2023, in the case of the 2026 Notes, or April 1, 2024, in the case of the 2029 Notes, at its option, at a redemption price equal to 103.375%, in the case of the 2026 Notes, or 103.750%, in the case of the 2029 Notes, of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the applicable redemption date, with the net cash proceeds of sales of one or more equity offerings by Mattel or any direct or indirect parent of Mattel. Mattel may redeem all or part of the 2026 Notes or 2029 Notes at any time or from time to time on or after April 1, 2023, in the case of the 2026 Notes, or April 1, 2024, in the case of the 2029 notes, at its option, at a redemption price including a call premium that varies (from 0% to 1.688%, in the case of the 2026 Notes, or from 0% to 1.875%, in the case of the 2029 Notes) depending on the year of redemption, plus accrued and unpaid interest to, but excluding, the applicable redemption date.
The Notes of each series are Mattel’s and the guarantors’ senior unsecured obligations. The Notes of each series are guaranteed by Mattel's existing, and subject to certain exceptions, future wholly-owned domestic restricted subsidiaries that guarantee Mattel’s senior secured revolving credit facilities or certain other indebtedness. Under the terms of the applicable Indenture, the Notes of each series rank equally in right of payment with all of Mattel’s existing and future senior debt, including Mattel’s Existing Notes (as defined in the Indenture) and borrowings under the senior secured revolving credit facilities, and rank senior in right of payment to Mattel's existing and future debt and other obligations that expressly provide for their subordination to the Notes. The Notes of each series are structurally subordinated to all of the existing and future liabilities, including trade payables, of Mattel’s subsidiaries that do not guarantee the Notes of each series (including the Canadian Subfacility, the French Subfacility, the Spanish Subfacility, the European (GNU) Subfacility, and the Australian Subfacility of the senior secured revolving credit facilities) and are effectively subordinated to Mattel’s and the guarantors’ existing and future senior secured debt to the extent of the value of the collateral securing such debt (including borrowings under the senior secured revolving credit facilities). The guarantees are, with respect to the assets of the guarantors of the Notes of each series, structurally senior to all of Mattel’s existing indebtedness, future indebtedness or other liabilities that are not guaranteed by such guarantors, including Mattel’s obligations under the Existing Non-Guaranteed Notes (as defined in the Indentures).
The Indentures contain covenants that limit Mattel’s (and some of its subsidiaries’) ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make investments in unrestricted subsidiaries; (iv) create liens; (v) enter into certain sale/leaseback transactions; (vi) merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets; and (vii) designate subsidiaries as unrestricted.
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
In 2021, Mattel used the net proceeds from the issuance of the $600 million of 3.375% Senior Notes due 2026 and $600 million of 3.750% Senior Notes due 2029, plus cash on hand, to redeem and retire $1.50 billion in aggregate principal amount of the 2025 Notes and pay related prepayment premiums and transaction fees and expenses. As a result of the redemptions, Mattel incurred losses on extinguishment of debt of $101.7 million, comprised of $76.0 million of prepayment premiums and a $25.7 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations.

    Mattel’s long-term debt consists of the following:

	Interest Rate	December 31, 2021	December 31, 2020
		(In thousands)
2010 Senior Notes due October 2040	6.20%	$250,000	$250,000
2011 Senior Notes due November 2041	5.45%	300,000	300,000
2013 Senior Notes due March 2023	3.15%	250,000	250,000
2017/2018 Senior Notes due December 2025	6.75%	—	1,500,000
2019 Senior Notes due December 2027	5.875%	600,000	600,000
2021 Senior Notes due April 2026	3.375%	600,000	—
2021 Senior Notes due April 2029	3.75%	600,000	—
Debt issuance costs and debt discount		(29,008)	(45,336)
		2,570,992	2,854,664
Less: current portion		—	—
Total long-term debt		$2,570,992	$2,854,664
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2013 Senior Notes	2019 Senior Notes	2021 Senior Notes	Total
	(In thousands)
2022	$—	$—	$—	$—	$—	$—
2023	—	—	250,000	—	—	250,000
2024	—	—	—	—	—	—
2025	—	—	—	—	—	—
2026	—	—	—	—	600,000	600,000
Thereafter	250,000	300,000	—	600,000	600,000	1,750,000
	$250,000	$300,000	$250,000	$600,000	$1,200,000	$2,600,000
Note 6—Stockholders’ Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2021, 2020, and 2019, Mattel did not repurchase any shares of its common stock. Mattel’s share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2021, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel’s share repurchase program has no expiration date.
Dividends
During 2021, 2020, and 2019, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	23,253	1,075	19,961	(54,690)	(10,401)
Amounts reclassified from accumulated other comprehensive income (loss)	912	—	12,794	—	13,706
Net increase (decrease) in other comprehensive loss	24,165	1,075	32,755	(54,690)	3,305
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)

	For the Year Ended December 31, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive (loss) income before reclassifications	(18,289)	738	(22,941)	(32,423)	(72,915)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,121)	—	5,944	—	(2,177)
Net (decrease) increase in other comprehensive income (loss)	(26,410)	738	(16,997)	(32,423)	(75,092)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)

	For the Year Ended December 31, 2019
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2018	$11,411	$(6,547)	$(142,763)	$(721,327)	$(859,226)
Other comprehensive income (loss) before reclassifications	14,495	(1,713)	(31,158)	18,919	543
Amounts reclassified from accumulated other comprehensive income (loss)	(14,865)	—	4,064	—	(10,801)
Net (decrease) increase in other comprehensive income (loss)	(370)	(1,713)	(27,094)	18,919	(10,258)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Consolidated Statements of Operations Classification
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange contracts and other contracts	$(512)	$8,040	$15,517	Cost of sales
Tax effect	(400)	81	(652)	(Benefit) provision for income taxes
	$(912)	$8,121	$14,865	Net Income (Loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$1,875	$1,735	$1,974	Other non-operating expense, net
Recognized actuarial loss (a)	(11,167)	(9,510)	(7,201)	Other non-operating expense, net
Curtailment loss (a)	(48)	(50)	(92)	Other non-operating expense, net
Settlement loss (a)	(6,982)	—	—	Other non-operating expense, net
	(16,322)	(7,825)	(5,319)
Tax effect	3,528	1,881	1,255	(Benefit) provision for income taxes
	$(12,794)	$(5,944)	$(4,064)	Net Income (Loss)
(a)The amortization of prior service credit, recognized actuarial loss, curtailment loss and settlement loss are included in the computation of net periodic benefit cost. Refer to "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel’s net periodic benefit cost.
Currency Translation Adjustments
For 2021, currency translation adjustments resulted in a net loss of $54.7 million, primarily due to the weakening of the Turkish lira, Chilean peso, Mexican peso, Euro, and Brazilian real against the U.S. dollar. For 2020, currency translation adjustments resulted in a net loss of $32.4 million, primarily due to the weakening of the Brazilian real, Russian ruble, and Mexican peso against the U.S. dollar, partially offset by the strengthening of the British pound sterling against the U.S. dollar. For 2019, currency translation adjustments resulted in a net gain of $18.9 million, primarily due to the strengthening of the British pound sterling, Russian ruble, and Mexican peso against the U.S. dollar, partially offset by the weakening of the Euro against the U.S. dollar.
Note 7—Leases
Mattel routinely enters into noncancelable lease agreements primarily for premises and equipment used in the normal course of business. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal and termination options.
Mattel adopted the new lease standard on January 1, 2019 using the modified retrospective transition method. Prior periods were not retrospectively adjusted. Mattel elected the package of practical expedients, permitted under the transition guidance within the new lease standard, which among other things, allowed Mattel to continue to account for existing leases based on the historical lease classification. Mattel also elected the practical expedients to exclude right-of-use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and to combine lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.

Mattel determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Mattel's leases have remaining lease terms of up to 11 years, and often include one or more options to renew for up to 10 years. Renewal and termination options are included in the lease term when it is reasonably certain that Mattel will exercise the option.
In addition, certain of Mattel's lease agreements, primarily related to American Girl leases, include contingent rental payments based on a percentage of sales. Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2021, 2020, and 2019, contingent rental expense was not material, Mattel's lease agreements do not contain any material residual guarantees or material restrictive covenants.
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
The following table summarize Mattel's right-of-use assets and liabilities and other information about its leases:

	December 31, 2021	December 31, 2020
	(In thousands, except years and percentage information)
Right-of-use assets, net	$325,484	$291,601

Accrued liabilities	$73,752	$79,540
Noncurrent lease liabilities	283,626	249,353
Total lease liabilities	$357,378	$328,893

Weighted-average remaining lease term	6.1 years	6.6 years

Weighted-average discount rate	6.5%	7.6%

The components of lease costs for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Lease costs (a)	$134,272	$136,842	$142,100
Sublease rental income	$2,077	$2,697	$5,690
(a)    Includes short-term and variable lease costs of approximately $39 million, $42 million, and $44 million for 2021, 2020, and 2019 respectively. Variable lease costs primarily relate to common area maintenance charges, management fees, taxes and storage fees.
Supplemental information related to leases are as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Cash payments for leases	$100,286	$96,953	$105,015
Right-of-use assets obtained in exchange for new and modified lease liabilities	$105,898	$53,753	$29,389
The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2021:

Years Ending December 31,	Lease Liabilities
(In thousands)
2022	$92,254
2023	79,785
2024	67,293
2025	57,103
2026	45,331
Thereafter	96,167
437,933
Less: imputed interest	(80,555)
$357,378
Note 8—Share-Based Payments
Mattel Stock Plans
The 2010 Equity and Long-Term Compensation Plan was approved by Mattel's stockholders in May 2010 (the "2010 Plan"). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the "2005 Plan"), except with respect to grants then outstanding under the 2005 Plan. All RSU awards made under the 2005 Plan have vested. Outstanding stock option grants under the 2005 Plan that have not expired or have not been terminated continue to be exercisable under the terms of their respective grant agreements. In May 2015, Mattel’s stockholders approved the Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan").

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
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) approximately 120 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. For grants prior to March 1, 2019, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. For grants on or after March 1, 2019 through March 1, 2020, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using two and seven tenths available shares for each share actually subject to such full-value grant. For grants on or after March 2, 2020 through March 1, 2021, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using two and thirty-five hundredths available shares for each share actually subject to such full-value grant. For grants on or after March 2, 2021, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using one and nine tenths available shares for each share actually subject to such full-value grant. At December 31, 2021, there were approximately 32 million shares available for grant under the Amended 2010 Plan if target performance goals are achieved under Mattel's long-term incentive programs ("LTIPs"), and approximately 24 million shares available if maximum performance goals are achieved under the LTIPs.
Mattel recognized total share-based compensation expense related to stock options, RSUs, and performance awards of $60.1 million, $60.2 million, and $56.0 million during 2021, 2020, and 2019, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. The income tax benefit related to stock options, RSUs, and performance awards during 2021 was approximately $7 million. There was no income tax benefit related to stock options, RSUs, or performance awards during 2020 or 2019 as future tax benefits related to these awards were fully offset by a valuation allowance.
As of December 31, 2021, total unrecognized compensation cost related to unvested share-based payments totaled $89.5 million and is expected to be recognized over a weighted-average period of 2.1 years.
Stock Options
Mattel recognized compensation expense of $10.1 million, $11.6 million, and $11.3 million for stock options during 2021, 2020, and 2019, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations.

In 2018, Mattel granted market-based options under the Amended 2010 Plan to certain senior executives with April 26, 2018—April 26, 2021 and May 31, 2018—May 31, 2021 performance cycles.  These options may be earned at the initial target number of options granted based on achievement of a certain threshold of Mattel’s total shareholder return ("TSR") for the three-year performance cycle relative to the TSR realized by companies comprising the S&P 500 as of the first day of the performance cycle. For the options granted during 2018, the range of possible outcomes was that between zero and 1.3 million shares could be earned. The fair value of these options was estimated at the grant dates using a Monte Carlo valuation methodology, and the weighted-average grant-date fair value of options granted during 2018 was $4.21. The TSR threshold was not met at the end of the three-year cycles, thus no options were earned.
The fair values of all other options granted have been estimated using the Black-Scholes valuation model. The expected life of the options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel’s stock for a period approximating the expected life, the expected dividend yield is based on Mattel’s most recent actual annual dividend payout, and the risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. The weighted-average grant-date fair value of options granted during 2021, 2020, and 2019 was $9.31, $4.60, and $5.09 respectively.
The following weighted-average assumptions were used in determining the fair value of options granted:

	2021	2020	2019
Expected life (in years)	6.2	5.9	5.5
Risk-free interest rate	0.8%	0.3%	1.7%
Volatility factor	43.6%	43.7%	38.1%
Dividend yield	—%	—%	—%
The following is a summary of stock option information and weighted-average exercise prices for Mattel’s stock options:

	2021		2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted-average exercise prices)
Outstanding at January 1	21,635	$22.10	22,510	$24.22	22,020	$25.47
Granted	1,054	21.71	2,241	11.23	2,342	13.54
Exercised	(687)	17.65	(4)	15.02	—	—
Forfeited	(72)	14.00	(294)	14.38	(266)	17.64
Canceled	(2,252)	21.10	(2,818)	31.22	(1,586)	26.79
Outstanding at December 31	19,678	$22.38	21,635	$22.10	22,510	$24.22
Exercisable at December 31	16,634	$23.68	16,356	$25.01	16,576	$27.32
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was approximately $3 million during 2021 and not material during 2020. There were no stock option exercises during 2019. At December 31, 2021, options outstanding had an intrinsic value of approximately $56 million with a weighted-average remaining life of 4.3 years. At December 31, 2021, options exercisable had an intrinsic value of $36 million, with a weighted-average remaining life of 3.5 years. Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised, net of taxes during 2021 was $12 million.
At December 31, 2021, stock options vested and expected to vest totaled approximately 19 million shares, with an intrinsic value of $54.2 million, weighted-average exercise price of $22.47, and weighted-average remaining life of 4.2 years. During 2021, approximately 3 million stock options vested. The total grant-date fair value of stock options vested during 2021, 2020, and 2019 was approximately $15 million, $11 million, and $8 million, respectively.
Restricted Stock Units
Compensation expense recognized related to grants of RSUs was $27.3 million, $28.6 million, and $33.6 million in 2021, 2020, and 2019, respectively, and was included within other selling and administrative expenses in the consolidated statements of operations.

RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally three years from the date of grant.
The following is a summary of RSU information and weighted-average grant-date fair values for Mattel’s RSUs:

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	3,986	$12.52	3,864	$15.19	4,721	$17.22
Granted	2,167	21.77	2,548	11.18	1,687	13.28
Vested	(1,954)	13.66	(1,970)	15.58	(1,997)	18.02
Forfeited	(344)	13.72	(456)	14.45	(547)	16.48
Unvested at December 31	3,855	$17.03	3,986	$12.52	3,864	$15.19
At December 31, 2021, RSUs expected to vest totaled approximately 3 million shares, with a weighted-average grant-date fair value of $16.88. The total grant-date fair value of RSUs vested during 2021, 2020, and 2019 was approximately $27 million, $31 million, and $36 million, respectively.
Performance Awards
Compensation expense recognized related to grants of performance awards was $22.7 million, $19.9 million, and $11.0 million during 2021, 2020, and 2019, respectively.
Mattel had three LTIP performance cycles in place during 2021, which were established by the Compensation Committee of the Board of Directors: (i) a January 1, 2019—December 31, 2021 performance cycle, (ii) a January 1, 2020—December 31, 2022 performance cycle, and (iii) a January 1, 2021—December 31, 2023 performance cycle. Under the LTIP performance cycles in place in 2021, officers and key employees may earn shares of Mattel's common stock based on attaining certain cumulative three-year performance targets, which are subject to approvals of the Compensation Committee of the Board of Directors. The ultimate amount earned for these LTIP awards may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.
Mattel determines the fair value of the performance-related components of its performance awards based on the closing market price of Mattel's common stock on the date of grant and determines the fair value of the market-related components of its performance awards based on the Monte Carlo valuation methodology. With respect to performance awards, which generally cliff-vest over three years, Mattel recognizes compensation expense on a straight-line basis over the requisite service period, provided that certain cumulative three-year performance targets and other vesting criteria are met. The weighted-average grant-date fair value of performance awards granted during 2021, 2020, and 2019 was $22.04, $11.93, and $14.89 respectively.
The following weighted-average assumptions were used in determining the fair value of performance awards granted:

	2021	2020	2019
Risk-free interest rate	0.3%	0.1%	1.7%
Volatility factor	50.1%	52.7%	47.0%
Dividend yield	—%	—%	—%

The following is a summary of performance award information and weighted-average grant-date fair values for Mattel’s performance awards:

	2021		2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	3,405	$13.79	2,217	$15.45	1,283	$19.48
Granted (a)	906	22.04	1,461	11.93	1,206	14.89
Vested	(884)	15.63	(95)	17.97	—	—
Forfeited	(80)	14.70	(74)	15.65	(71)	15.74
Canceled	—	—	(104)	17.97	(201)	37.70
Unvested at December 31	3,347	$15.52	3,405	$13.79	2,217	$15.45
(a)The number of shares subject to performance awards represents the aggregate target numbers of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to performance awards that would be issued if performance goals are achieved at the maximum number of shares are approximately 2 million, 3 million, and 2 million for 2021, 2020, and 2019, respectively.
At December 31, 2021, performance awards expected to vest totaled approximately 4 million shares, with a weighted-average grant-date fair value of $14.93. The total grant-date fair value of performance awards vested during 2021 and 2020 was approximately $14 million and $2 million, respectively. No performance awards vested during 2019.
Note 9—Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the years ended December 31, 2021, 2020, and 2019.

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands, except per share amounts)
Basic:
Net income (loss)	$902,987	$123,579	$(218,750)
Weighted-average number of common shares	350,007	347,463	346,127
Basic net income per common share	$2.58	$0.36	$(0.63)

Diluted:
Net income (loss)	$902,987	$123,579	$(218,750)
Weighted-average number of common shares	350,007	347,463	346,127
Dilutive share-based awards (a)	7,246	1,653	—
Weighted-average number of common and potential common shares	357,253	349,116	346,127
Diluted net income per common share	$2.53	$0.35	$(0.63)
(a)    Nonqualified stock options and RSUs totaling 12.1 million and 21.7 million were excluded from the calculation of diluted net income per common share for the years ended December 31, 2021 and December 31, 2020, respectively, because their effect would be antidilutive. Mattel was in a net loss position for the year ended December 31, 2019 and, accordingly, all outstanding nonqualified stock options and non-participating RSUs were excluded from the calculation of diluted earnings per common share because their effect would be antidilutive.

Note 10—Fair Value Measurements
The following table presents information about Mattel’s assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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
Mattel’s financial assets and liabilities include the following:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$18,075	$—	$18,075
Available-for-sale (b)	5,343	—	—	5,343
Total assets	$5,343	$18,075	$—	$23,418

Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$3,810	$—	$3,810

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$5,711	$—	$5,711
Available-for-sale (b)	4,268	—	—	4,268
Total assets	$4,268	$5,711	$—	$9,979

Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$25,494	$—	$25,494
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
The estimated fair value of Mattel’s long-term debt was $2.82 billion (compared to a carrying value of $2.60 billion) as of December 31, 2021 and $3.11 billion (compared to a carrying value of $2.90 billion) as of December 31, 2020. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 11—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel’s consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of December 31, 2021 and December 31, 2020, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $925 million and $855 million, respectively.
The following tables present Mattel’s derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2021	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts and other	Prepaid expenses and other current assets	$13,361	$3,641
Foreign currency forward exchange contracts and other	Other noncurrent assets	1,000	50
Total derivatives designated as hedging instruments		$14,361	$3,691
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts and other	Prepaid expenses and other current assets	$3,714	$1,982
Foreign currency forward exchange contracts and other	Other noncurrent assets	—	38
Total derivatives not designated as hedging instruments		$3,714	$2,020
		$18,075	$5,711

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2021	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts and other	Accrued liabilities	$2,301	$20,330
Foreign currency forward exchange contracts and other	Other noncurrent liabilities	280	4,361
Total derivatives designated as hedging instruments		$2,581	$24,691
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts and other	Accrued liabilities	$1,229	$803
		$3,810	$25,494

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains (losses) recognized in OCI	$23,253	$(18,289)	$14,495
Amount of (losses) gains reclassified from accumulated OCI to the consolidated statements of operations	(912)	8,121	14,865	Cost of sales
The net (losses) gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2021, 2020, and 2019, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Amount of net gains (losses) recognized in the Statements of Operations:
Foreign currency forward exchange contracts and other	$2,872	$(26,553)	$2,530	Other non-operating expense, net
Foreign currency forward exchange contracts and other	639	495	—	Cost of sales
	$3,511	$(26,058)	$2,530
The net gains (losses) recognized in the consolidated statements of operations during 2021, 2020, and 2019, respectively, were offset by foreign currency transaction gains and losses on the related hedged balances.
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

Licensing and similar agreements in effect at December 31, 2021 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2022	$43,650
2023	117,672
2024	73,650
2025	49,440
2026	—
Thereafter	—
$284,412
Royalty expense for 2021, 2020, and 2019 was $184.3 million, $158.5 million, and $220.2 million, respectively.
The following table shows the future minimum obligations for purchases of inventory, services, and other items as of December 31, 2021:

Other Purchase Obligations
(In thousands)
2022	$370,014
2023	49,349
2024	22,194
2025	5,272
2026	2,800
Thereafter	—
$449,629
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel’s workers’ compensation, general, automobile, product liability, and property risks. For the year ended December 31, 2021, Far West insured the first $1.0 million per occurrence for workers’ compensation risks, the first $0.5 million per occurrence for general and automobile liability risks, the first $2.0 million per occurrence for product liability losses occurring prior to February 1, 2020, and the first $5.0 million per occurrence for product liability risks thereafter, and up to $1.0 million per occurrence for property risks. Various insurance companies that have an "A" or better AM Best rating at the time the policies are purchased reinsured Mattel’s risk in excess of the amounts insured by Far West. Mattel’s liability for reported and incurred but not reported workers' compensation, general, automobile, product liability, and property claims at December 31, 2021 and 2020 totaled $13.0 million and $12.9 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel’s estimate of the aggregate liability for claims incurred.
Litigation
Litigation Related to Yellowstone do Brasil Ltda.
In April 1999, Yellowstone do Brasil Ltd. (formerly known as Trebbor Informática Ltda.) filed a lawsuit against Mattel do Brasil before the 15th Civil Court of Curitiba, State of Parana, requesting the annulment of its security bonds and promissory notes given to Mattel do Brasil as well as damages due to an alleged breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone's complaints sought alleged loss of profits plus an unspecified amount of damages.
Mattel do Brasil filed its defenses to these claims and simultaneously presented a counterclaim for unpaid accounts receivable for goods supplied to Yellowstone.

In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter, but the settlement was later rejected by the courts, subject to a pending appeal by Mattel.
In October 2018, the Superior Court of Justice issued a final ruling in favor of Yellowstone on the merits of Yellowstone's claims. Previously, the courts had ruled in Mattel's favor on its counterclaim.
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of December 31, 2021, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which was not material.

Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the federal courts’ Multi-District Litigation program.
Forty additional lawsuits filed between April 2019 and April 2021 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to forty-four children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
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
Litigation and Investigations Related to Whistleblower Letter.
In December 2019 and January 2020, two stockholders filed separate complaints styled as class actions against Mattel, Inc., and certain of its former officers (the "Mattel Defendants"), as well as others, in the United States District Court for the Central District of California, alleging violations of federal securities laws. The two complaints were consolidated in April 2020 and an amended complaint was filed in May 2020. The complaints rely on the results of an investigation announced by Mattel in October 2019 regarding allegations in a whistleblower letter and claim that Mattel misled the market in several of its financial statements beginning in the third quarter of 2017. The lawsuits allege that the defendants' conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices, the court granted plaintiffs' motion for class certification in September 2021. Following a mediation on October 25, 2021, the parties reached an agreement in principle to settle the class action lawsuits, which has been preliminarily approved by the court. The Mattel Defendants are paying $86 million in settlement of the claims against them, which will be funded in full by Mattel's insurers. The settlement does not entail any admission of fault or liability by the Mattel Defendants, which the Mattel Defendants have expressly contested throughout the pendency of the litigation. Mattel's receivables from its insurers and the offsetting settlement liability have been recorded as of December 31, 2021 within prepaid expenses and other current assets and accrued liabilities, respectively, with no net impact to Mattel's statement of operations or statement of cash flows.

In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel's current and former officers and directors, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the Moher and Lombardi derivative actions were consolidated and stayed pending further developments in the class action lawsuits. In June 2021, a third similar derivative action was filed in the United States District Court for the District of Delaware (Chagnon v. Kreiz, et al., filed June 22, 2021). Seven additional derivative actions asserting similar claims are also pending in the Court of Chancery for the State of Delaware (Owen v. Euteneuer, et al., filed May 12, 2021; Andersen v. Georgiadis, et al., filed May 18, 2021; Armon v. Euteneuer, et al., filed June 29, 2021; Haag v. Euteneuer, et al., filed September 9, 2021; Shumacher v. Kreiz, et al., filed October 19, 2021; Mizell v. PricewaterhouseCoopers LLP, et al., filed October 29, 2021; and Behrens v. Euteneuer, et al., filed November 18, 2021). An additional derivative action was also filed in United States District Court for the Central District of California (City of Pontiac Police and Fire Retirement System v. PricewaterhouseCoopers LLP, et al. filed October 27, 2021).
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
Segment Data
Mattel's operating segments are: (i) North America, which consists of the United States and Canada; (ii) International; and (iii) American Girl. The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.
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

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Net Sales by Segment
North America	$2,968,278	$2,426,480	$2,275,783
International	2,219,189	1,903,550	1,972,196
American Girl	270,274	258,403	256,592
Net sales	$5,457,741	$4,588,433	$4,504,571

Operating Income (Loss) by Segment (a)
North America	$872,536	$621,859	$381,112
International	349,952	272,395	185,803
American Girl	5,409	(14,090)	(59,254)
	1,227,897	880,164	507,661
Corporate and other expense (b)	(498,335)	(505,428)	(470,559)
Operating Income	729,562	374,736	37,102
Interest expense	253,937	198,332	201,044
Interest (income)	(3,503)	(3,945)	(6,166)
Other non-operating expense, net	8,364	2,692	1,879
Income (Loss) Before Income Taxes	$470,764	$177,657	$(159,655)
(a)Segment operating income (loss) included severance and restructuring expenses of $2.9 million, $5.7 million, and $18.6 million for 2021, 2020, and 2019, respectively, which were allocated to the North America, International, and American Girl segments.
(b)Corporate and other expense included severance and restructuring charges of $31.5 million, $34.9 million, and $40.5 million for 2021, 2020, and 2019, respectively. Corporate and other expense also included expenses related to inclined sleeper recall litigation of $15.1 million, $26.2 million, and $10.3 million for 2021, 2020, and 2019, respectively, and incentive and share-based compensation for all periods presented.

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Depreciation/Amortization by Segment
North America	$86,308	$88,128	$110,299
International	59,610	67,218	85,496
American Girl	12,508	13,438	17,246
	158,426	168,784	213,041
Corporate and other	25,887	24,667	31,477
Depreciation and amortization	$184,313	$193,451	$244,518

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Assets by Segment
North America	$784,836	$658,404	$569,352
International	798,833	715,043	727,781
American Girl	52,168	40,414	34,125
	1,635,837	1,413,861	1,331,258
Corporate and other	214,031	148,579	122,775
Accounts receivable and inventories, net	$1,849,868	$1,562,440	$1,454,033
Geographic Information
The tables below present information by geographic area. Net sales are attributed to countries based on location of customer. Long-lived assets include property, plant, and equipment, net, and right-of-use assets, net.

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Net Sales by Geographic Area
North America Region (a)	$3,238,552	$2,684,883	$2,532,375
International Region
EMEA	1,375,463	1,132,531	1,056,392
Latin America	519,610	455,184	565,416
Asia Pacific	324,116	315,835	350,388
Total International Region	2,219,189	1,903,550	1,972,196
Net sales	$5,457,741	$4,588,433	$4,504,571

	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Long-Lived Assets
North America Region (b)	$366,519	$368,985	$413,075
International Region	414,931	396,410	410,167
Consolidated total	$781,450	$765,395	$823,242
(a)Net sales for the North America Region include net sales attributable to the United States of $3.07 billion, $2.53 billion, and $2.39 billion for 2021, 2020, and 2019, respectively.
(b)Long-lived assets for the North America Region include long-lived assets attributable to the United States of $343.7 million, $329.3 million, and $383.3 million for 2021, 2020, and 2019, respectively.
Major Customers
In 2021, net sales to Mattel’s three largest customers accounted for 46% of worldwide consolidated net sales. In 2021, net sales to Walmart, Target, and Amazon were $1.17 billion, $0.74 billion, and $0.62 billion, respectively. In 2020, net sales to Mattel’s three largest customers accounted for 47% of worldwide consolidated net sales. In 2020, net sales to Walmart, Target, and Amazon were $1.07 billion, $0.62 billion, and $0.47 billion, respectively. In 2019, net sales to Mattel’s two largest customers accounted for 32% of worldwide consolidated net sales. In 2019, net sales to Walmart and Target were $1.01 billion and $0.44 billion, respectively.
The North America segment sells products to each of Mattel’s three largest customers. The International segment sells products to Walmart and Amazon. The American Girl segment's net sales to Mattel's three largest customers were not material.

Note 14—Restructuring Charges
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program, which commenced in 2019 (the "Program").
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Cost of sales (a)	$2,885	$5,656	$18,579
Other selling and administrative expenses (b)	32,266	7,245	18,992
	$35,151	$12,901	$37,571
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
The following tables summarize Mattel's severance and other restructuring charges activity related to the Program:

	Liability at December 31, 2020	Charges (a)	Payments/Utilization	Liability at December 31, 2021
	(In thousands)
Severance	$5,294	$17,979	$(10,862)	$12,411
Other restructuring charges	30	17,172	(14,368)	2,834
	$5,324	$35,151	$(25,230)	$15,245
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities and restructuring of commercial and corporate functions.

	Liability at December 31, 2019	Charges (b)	Payments/Utilization	Liability at December 31, 2020
	(In thousands)
Severance	$6,151	$6,874	$(7,731)	$5,294
Other restructuring charges	11,484	6,027	(17,481)	30
	$17,635	$12,901	$(25,212)	$5,324
(b) Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.

As of December 31, 2021, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $86 million, which include approximately $21 million of non-cash charges. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $140 to $165 million and total expected non-cash charges are $70 to $75 million.
During the year ended December 31, 2021, in conjunction with the Program, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.
Other Cost Savings Actions
In connection with Mattel's continued efforts to streamline its organizational structure and restore profitability, in May 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce. The timing of this action was accelerated due to the impact of COVID-19.

During the year ended December 31, 2020, Mattel recorded additional severance and other restructuring charges of approximately $28 million, of which approximately $19 million related to actions taken to streamline Mattel's organizational structure and approximately $9 million related to actions initiated in 2019 associated with the Structural Simplification cost savings program.
Note 15—Income Taxes
Consolidated pre-tax income (loss) consists of the following:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
U.S. operations	$9,612	$(172,478)	$(329,112)
Foreign operations	461,152	350,135	169,457
Consolidated pre-tax income (loss) excluding equity method	$470,764	$177,657	$(159,655)
The (benefit) provision for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Current
Federal	$(9,819)	$—	$5,520
State	(4,060)	(575)	2,170
Foreign	81,899	78,870	68,837
	68,020	78,295	76,527
Deferred
Federal	(229,217)	1,164	(2,510)
State	(27,970)	(481)	68
Foreign	(231,214)	(13,429)	(15,761)
	(488,401)	(12,746)	(18,203)
(Benefit) provision for income taxes	$(420,381)	$65,549	$58,324

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

	December 31, 2021	December 31, 2020
	(In thousands)
Tax credit carryforwards	$100,575	$71,428
Research and development expenses	27,996	41,862
Net operating loss carryforwards	124,792	161,846
Interest expense	90,671	108,069
Allowances and reserves	102,634	92,372
Deferred compensation	66,183	60,665
Postretirement benefits	31,841	38,182
Intangible assets	219,629	231,527
Lease liabilities	70,712	74,600
Other	46,382	42,058
Gross deferred income tax assets	881,415	922,609
Intangible assets	(189,021)	(187,001)
Right-of-use assets	(63,206)	(66,404)
Other	(40,781)	(25,500)
Gross deferred income tax liabilities	(293,008)	(278,905)
Deferred income tax asset valuation allowances	(101,489)	(631,914)
Net deferred income tax assets	$486,918	$11,790
Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Other noncurrent assets	$526,906	$72,682
Other noncurrent liabilities	(39,988)	(60,892)
	$486,918	$11,790
As of December 31, 2021, Mattel had federal and foreign loss carryforwards totaling $446.2 million and federal, state and foreign tax credit carryforwards of $100.6 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel’s loss and tax credit carryforwards expire in the following periods:

	Loss Carryforward	Tax Credit Carryforward
	(In thousands)
2022–2026	$39,420	$870
Thereafter	154,475	75,802
No expiration date	252,320	23,902
Total	$446,215	$100,574

Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the twelve months ended December 31, 2021, Mattel continued to see improved and sustained profitability, which presents objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, during 2021 Mattel released the valuation allowances related to U.S. federal, state and certain foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases for the year ended December 31, 2021 resulted in recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of $540.8 million. As of December 31, 2021, Mattel’s valuation allowances on its federal and state deferred tax assets and foreign deferred tax assets were approximately $18 million and $83 million, respectively. Changes in the valuation allowance in 2020 primarily related to interest limitations and credits generated. As of December 31, 2020, Mattel's valuation allowances on its federal and state deferred tax assets and foreign deferred tax assets were approximately $319 million and $313 million, respectively.
Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Provision (benefit) at U.S. federal statutory rate	$101,347	$41,008	$(33,240)
Differences resulting from:
Changes in valuation allowances	(540,803)	14,576	8,752
Foreign earnings taxed at different rates, including foreign losses without benefit	35,468	6,203	65,101
State and local taxes, net of U.S. federal (expense) benefit	(983)	(1,056)	2,438
Adjustments to previously accrued taxes	(19,101)	5,354	14,160
Change in indefinite reinvestment assertion	7,000	—	(2,700)
Other	(3,309)	(536)	3,813
(Benefit) provision for income taxes	$(420,381)	$65,549	$58,324
In assessing whether uncertain tax positions should be recognized in its financial statements, Mattel first determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, Mattel presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more likely than not recognition threshold, Mattel measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more likely than not be realized.
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

A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Unrecognized tax benefits at January 1	$140,309	$137,929	$119,818
Increases for positions taken in current year	5,113	5,969	3,836
Increases for positions taken in a prior year	3,658	5,811	29,487
Decreases for positions taken in a prior year	(1,324)	(3,127)	(10,150)
Decreases for settlements with taxing authorities	(2,852)	(3,410)	(1,982)
Decreases for lapses in the applicable statute of limitations	(26,123)	(2,863)	(3,080)
Unrecognized tax benefits at December 31	$118,781	$140,309	$137,929
The $118.8 million of unrecognized tax benefits as of December 31, 2021 would impact the effective tax rate if recognized and there would be no impact in the valuation allowance due to reversal of valuation allowance.
Mattel recognized a decrease of interest and penalties of $1.5 million in 2021, a decrease of $2.1 million in 2020, and a decrease of $1.6 million in 2019, related to unrecognized tax benefits, which are reflected in the provision for income taxes in the consolidated statements of operations. As of December 31, 2021, Mattel accrued $21.2 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of December 31, 2020, Mattel accrued $22.7 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized.
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
In the normal course of business, Mattel is regularly audited by federal, state, local and foreign tax authorities. Mattel remains subject to IRS examination for the 2018 through 2021 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various jurisdictions, including California for the 2017 through 2021 tax years, New York for the 2018 through 2021 tax years, and Wisconsin for the 2013 through 2021 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in various foreign jurisdictions including Hong Kong for the 2015 through 2021 tax years, Brazil for the 2016 through 2021 tax years, Mexico for the 2016 through 2021 tax years, Netherlands for the 2017 through 2021 tax years, Russia for the 2019 through 2021 tax years, Cyprus for the 2019 through 2021 tax years, China for the 2010 through 2021 tax years, and United Kingdom for the 2017 through 2021 tax years. Based on the current status of federal, state, local, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $15.0 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of certain issues with the applicable taxing authority could have a material impact on Mattel’s consolidated financial statements.
Mattel has recorded a deferred tax liability of $19.0 million and $12.0 million related to undistributed earnings of certain foreign subsidiaries as of December 31, 2021 and December 31, 2020, respectively. During 2021, Mattel recorded an approximately $7.0 million deferred tax liability on $3.5 billion of undistributed foreign earnings for which deferred taxes had not previously been recorded. Taxes have not been provided on approximately $2.8 billion of undistributed foreign U.S. GAAP retained earnings. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when Mattel determines that it is advantageous for business operations or cash management purposes.

Note 16—Supplemental Financial Information

	December 31, 2021	December 31, 2020
	(In thousands)
Inventories include the following:
Finished goods	$600,784	$418,464
Raw materials and work in process	176,400	110,010
	$777,184	$528,474

Accrued liabilities include the following:
Advertising and promotion	$179,687	$163,181
Incentive compensation	140,769	126,601
Lease liability	73,752	79,540

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Currency transaction losses included in:
Operating income	$(10,212)	$(8,780)	$(4,463)
Other non-operating expense, net	(8,224)	(696)	(527)
Currency transaction losses, net	$(18,436)	$(9,476)	$(4,990)

Other selling and administrative expenses include the following:
Design and development	$189,372	$189,494	$197,226
Identifiable intangible asset amortization	38,039	38,925	40,112
Bad debt expense, net	1,202	9,149	967
Note 17—Revision for Immaterial Misstatements
As disclosed in "Note 1 to the Consolidated Financial Statements—Basis of Presentation," during the second quarter of 2021, Mattel identified misstatements for inventory tooling expenses that should have first been capitalized into inventory and a misstatement related to the timing of disbursements for certain capital expenditures that resulted in a cash flow misclassification between operating activities and investing activities. Although Mattel concluded that these misstatements were not material, either individually or in the aggregate, to its current or previously issued consolidated financial statements, Mattel elected to revise its previously issued consolidated financial statements to correct for these misstatements. In conjunction with such revision, Mattel is also correcting for other previously identified immaterial misstatements that were previously corrected for as out of period adjustments in the period of identification.
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
The revision to the accompanying consolidated balance sheets, consolidated statement of operations and comprehensive loss, and consolidated statement of cash flows are as follows. There were no changes to the consolidated statements of stockholders’ equity that have not otherwise been reflected in the consolidated balance sheet and consolidated statement of operations and comprehensive income or loss as detailed in the tables below:

	As of December 31, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Inventories	$514,673	$13,801	$528,474
Total current assets	2,482,890	13,801	2,496,691
Total assets	5,521,089	13,801	5,534,890
Retained earnings	1,539,809	13,801	1,553,610
Total stockholders' equity	596,343	13,801	610,144
Total liabilities and stockholders' equity	5,521,089	13,801	5,534,890

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Income
Net sales	$4,583,660	$4,773	$4,588,433
Cost of sales	2,340,066	5,264	2,345,330
Gross profit	2,243,594	(491)	2,243,103
Advertising and promotion expenses	516,803	9,000	525,803
Other selling and administrative expenses	1,345,906	(3,342)	1,342,564
Operating income	380,885	(6,149)	374,736
Income before income taxes	183,806	(6,149)	177,657
Provision for income taxes	68,649	(3,100)	65,549
Net income	126,628	(3,049)	123,579
Comprehensive income	51,536	(3,049)	48,487
Net loss per common share - basic	$0.36	$(0.01)	$0.36
Net income per common share - diluted	$0.36	$(0.01)	$0.35

	Year Ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Cost of sales	$2,523,792	$3,438	$2,527,230
Gross profit	1,980,779	(3,438)	1,977,341
Advertising and promotion expenses	551,517	(1,300)	550,217
Operating income	39,240	(2,138)	37,102
Loss before income taxes	(157,517)	(2,138)	(159,655)
Provision for income taxes	55,224	3,100	58,324
Net loss	(213,512)	(5,238)	(218,750)
Comprehensive loss	(223,770)	(5,238)	(229,008)
Net loss per common share - basic	$(0.62)	$(0.01)	$(0.63)
Net income per common share - diluted	$(0.62)	$(0.01)	$(0.63)

	Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net income	$126,628	$(3,049)	$123,579
Depreciation	160,973	(6,447)	154,526
Deferred income taxes	(2,200)	(3,100)	(5,300)
Changes in assets and liabilities:
Inventories	(50,562)	8,369	(42,193)
Prepaid expenses and other current assets	5,661	(25,700)	(20,039)
Accounts payable, accrued liabilities, and income taxes payable	11,209	6,194	17,403
Other, net	(26,457)	20,927	(5,530)
Net cash flows provided by operating activities	288,502	(2,806)	285,696
Purchases of other property, plant, and equipment	(62,195)	2,806	(59,389)
Net cash flows used for investing activities	(134,910)	2,806	(132,104)

	Year Ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(213,512)	$(5,238)	$(218,750)
Asset impairments	38,729	2,485	41,214
Deferred income taxes	(9,136)	3,100	(6,036)
Changes in assets and liabilities:
Inventories	(26,920)	4,234	(22,686)
Prepaid expenses and other current assets	47,971	1,100	49,071
Accounts payable, accrued liabilities, and income taxes payable	(58,679)	4,027	(54,652)
Other, net	(10,094)	(22,249)	(32,343)
Net cash flows provided by operating activities	180,977	(12,541)	168,436
Purchases of tools, dies, and molds	(50,509)	(2,485)	(52,994)
Purchases of other property, plant, and equipment	(65,843)	15,026	(50,817)
Net cash flows used for investing activities	(114,176)	12,541	(101,635)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Anthony DiSilvestro, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Corporate Governance at Mattel—Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board Structure—Board Committees—Audit Committee"; "Compensation at Mattel—Executive Officers"; and, to the extent applicable, "Stock Ownership and Reporting —Delinquent Section 16(a) Reports" in the Mattel 2022 Proxy Statement to be filed with the SEC within 120 days of December 31, 2021 (the "Proxy Statement").
Mattel has adopted the Mattel Code of Conduct (the "Code of Conduct"), which satisfies the listing rules of the Nasdaq Stock Market LLC ("Nasdaq") regarding "code of conduct" and satisfies the SEC rules regarding disclosure of a "code of ethics" for the Chief Executive Officer, Chief Financial Officer, and Controller. The Code of Conduct is publicly available on Mattel’s corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated "code of ethics" that applies to the Chief Executive Officer, Chief Financial Officer, or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations, and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors’ corporate governance guidelines and the charters of its Audit, Compensation, and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required under this Item is incorporated herein by reference to the sections entitled "Corporate Governance at Mattel—Board Structure—Certain Transactions with Related Parties" and "Corporate Governance at Mattel—Board Structure—Board Independence Determinations" in the Proxy Statement.
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
 2.    Financial Statement Schedule for the Years Ended December 31, 2021, 2020 and 2019
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."
3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 17, 2021
4.0	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-05647	4.0	February 25, 2020
4.1	Specimen Stock Certificate with respect to Mattel, Inc.’s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.2	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.3	Indenture, dated as of December 20, 2017, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	December 21, 2017
4.4	First Supplemental Indenture, dated as of May 31, 2018, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee	8-K	001-05647	4.1	June 1, 2018
4.5	Second Supplemental Indenture, dated as of December 14, 2018, by and among the Company, the guarantors named therein, and MUFG Union Bank, N.A., as Trustee	8-K	001-05647	4.1	December 19, 2018
4.6	Indenture, dated as of November 20, 2019, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	November 20, 2019

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.7	Indenture, dated as of March 19, 2021, by and among the Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee, related to the Company’s 3.375% Senior Notes due 2026	8-K	001-05647	4.1	March 19, 2021
4.8	Indenture, dated as of March 19, 2021, by and among the Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee, related to the Company’s 3.750% Senior Notes due 2029	8-K	001-05647	4.2	March 19, 2021
4.9	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.10	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.11	Form of 3.150% Notes due 2023	8-K	001-05647	4.2	March 7, 2013
4.12	Form of 5.875% Senior Notes due 2027	8-K	001-05647	4.2	November 20, 2019
4.13	Form of 3.375% Senior Notes due 2026	8-K	001-05647	4.3	March 19, 2021
4.14	Form of 3.750% Senior Notes due 2029	8-K	001-05647	4.4	March 19, 2021
10.0	Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	June 9, 2015
10.1	Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	June 16, 2017
10.2	Amendment No. 2 to Seventh Amended and Restated Credit Agreement dated as of June 8, 2015, by and among Mattel, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, N.A. and Citibank N.A., as Co-Syndication Agents, Mizuho Corporate Bank, Ltd., MUFG Union Bank, N.A., and Royal Bank of Canada, as Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	September 21, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.3	Syndicated Facility Agreement, dated as of December 20, 2017, by and among the Borrower, as U.S. Revolving Borrower, the other borrowers party thereto, the guarantors party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and Citibank, N.A. and Wells Fargo Bank, N.A., as Joint Lead Arrangers, Joint Bookrunners and Co-Syndication Agents, HSBC Bank USA, National Association, Mizuho Bank, Ltd., MUFG Union Bank, N.A. and Royal Bank of Canada, as Joint Lead Arrangers, Joint Bookrunners and Co-Documentation Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	December 21, 2017
10.4	Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel France, each of the French Revolving Lenders party thereto, Bank of America Merrill Lynch International Limited, in its capacity as French Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.	8-K	001-05647	99.1	April 3, 2018
10.5	Foreign Joinder Agreement, dated as of March 28, 2018, by and among Mattel España, S.A., each of the Spanish Revolving Lenders party thereto, Bank of America Merrill Lynch International Limited, in its capacity as Spanish Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.	8-K	001-05647	99.2	April 3, 2018
10.6	Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel Europa B.V., Mattel U.K. Limited, HIT Entertainment Limited, Gullane (Thomas) Limited, Mattel GMBH, each of the European (GNU) Subsidiary Guarantors party thereto, each of the European (GNU) Revolving Lenders party thereto and Bank of America, N.A., in its capacity as European (GNU) Swingline Lender and its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.	8-K	001-05647	99.3	April 3, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.7	Foreign Joinder Agreement, dated as of March 29, 2018, by and among Mattel Pty Ltd., each of the Australian Revolving Lenders party thereto, Bank of America, N.A. (acting through its Australia branch), in its capacity as Australian Swingline Lender and Bank of America, N.A., in its capacity as Global Administrative Agent under the Syndicated Facility Agreement dated as of December 20, 2017, among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent and Australian Security Trustee, and the other parties thereto.	8-K	001-05647	99.4	April 3, 2018
10.8	First Amendment to Syndicated Facility Agreement, dated as of June 1, 2018, by and among Mattel, Inc., each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	June 1, 2018
10.9	Second Amendment to Syndicated Facility Agreement, dated as of December 14, 2018, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	December 19, 2018
10.10	Third Amendment to Syndicated Facility Agreement, dated as of November 20, 2019, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	November 20, 2019
10.11	Fourth Amendment to Syndicated Facility Agreement, dated as of March 19, 2021, by and among the Company, each of the other borrowers and guarantors party thereto, the lenders signatory thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and Australian Security Trustee	8-K	001-05647	10.1	March 19, 2021
10.12+	Form of Indemnification Agreement	8-K	001-05647	10.1	December 21, 2020
10.13+	Letter Agreement between Mattel, Inc. and Richard Dickson, dated May 16, 2014, regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.14+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017, regarding an offer of employment for the position of Chief Financial Officer	8-K	001-05647	10.1	October 3, 2017
10.15+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Joseph J. Euteneuer, dated September 25, 2017	8-K	001-05647	10.2	October 3, 2017
10.16+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 12, 2018, regarding change in allocation of Mr. Euteneuer's long-term incentive grant value	10-Q	001-05647	10.9	July 25, 2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.17+	Letter Agreement between Mattel, Inc. and Joseph J. Euteneuer, dated June 22, 2020, regarding his separation from Mattel	8-K	001-05647	10.3	June 23, 2020
10.18+	Letter Agreement between Mattel, Inc. and Amanda Thompson, dated August 23, 2017, regarding an offer of employment for the position of EVP and Chief People Officer	10-K	001-05647	10.20	February 22, 2019
10.19+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.20+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018	8-K	001-05647	10.2	April 20, 2018
10.21+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz’s long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.22+	Letter Agreement between Mattel, Inc. and Yoon Hugh, dated April 15, 2019, regarding an offer of employment for the position of Senior Vice President and Corporate Controller	8-K	001-05647	10.1	April 19, 2019
10.23+	Letter Agreement between Mattel, Inc. and Roberto Isaias, dated February 1, 2020, regarding relocation from Mexico to Mattel's California headquarters	10-K	001-05647	10.22	February 25, 2021
10.24+	Letter Agreement between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020, regarding an offer of employment for the position of Executive Advisor and Chief Financial Officer	8-K	001-05647	10.1	June 23, 2020
10.25+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020	8-K	001-05647	10.2	June 23, 2020
10.26+	Letter Agreement between Mattel, Inc. and Jonathan Anschell, dated December 5, 2020, regarding an offer of employment for the position of EVP, Chief Legal Officer, and Secretary	10-K	001-05647	10.26	February 25, 2021
10.27+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.28+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.29+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.30+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.31+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.32+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.33+	Amendment No. 4 to the DCPEP	10-Q	001-05647	10.5	August 10, 2020
10.34+	Amendment No. 5 to the DCPEP	10-K	001-05647	10.34	February 25, 2021
10.35+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.36+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.37+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014) (the "Executive Severance Plan B"	8-K	001-05647	10.1	July 21, 2014
10.38+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	DEF 14A	001-05647	Appendix A	March 30, 2010
10.39+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013
10.40+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.41+	First Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 25, 2018
10.42+	Second Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 26, 2019
10.43+	Third Amendment to the Amended 2010 Plan	10-K	001-05647	10.58	February 25, 2020
10.44+	Fourth Amendment to the Amended 2010 Plan	DEF 14A	001-05647	Appendix A	April 27, 2020
10.45+	Fifth Amendment to the Amended 2010 Plan	DEF 14A	001-05647	Appendix A	April 13, 2021
10.46+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.47+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.50	February 25, 2021
10.48+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-K	001-05647	10.51	February 25, 2021
10.49+	Form of Grant Agreement for grants of RSUs to employees under the Amended 2010 Plan	10-K	001-05647	10.52	February 25, 2021
10.50+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-K	001-05647	10.53	February 25, 2021
10.51+	Form of Grant Agreement for July 31, 2015 grants of NQSOs to employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.52+	Form of Grant Agreement for August 1, 2017 grants of NQSOs to employees under the Amended 2010 Plan	10-K	001-05647	10.55	February 25, 2021
10.53+	Form of Grant Agreement for July 31, 2020 grants of NQSOs to employees under the Amended 2010 Plan	10-K	001-05647	10.56	February 25, 2021
10.54+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.55+	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based restricted stock units (“Performance Units”) to senior executives under the Amended 2010 Plan	10-K	001-05647	10.59	February 25, 2021
10.56+	Form of Grant Agreement for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-K	001-05647	10.60	February 25, 2021
21.0*	Subsidiaries of the Registrant as of December 31, 2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 28, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 28, 2022, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 28, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (embedded within the Inline XBRL Document)

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
Date: February 28, 2022

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

Signature	Title	Date

/S/ YNON KREIZ	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2022
Ynon Kreiz

/S/ ANTHONY DISILVESTRO	Chief Financial Officer (principal financial officer)	February 28, 2022
Anthony DiSilvestro

/S/ YOON HUGH	Senior Vice President and Corporate Controller (principal accounting officer)	February 28, 2022
Yoon Hugh

/S/ R. TODD BRADLEY	Director	February 28, 2022
R. Todd Bradley

/S/ ADRIANA CISNEROS	Director	February 28, 2022
Adriana Cisneros

/S/ MICHAEL DOLAN	Director	February 28, 2022
Michael Dolan

/S/ DIANA FERGUSON	Director	February 28, 2022
Diana Ferguson

/S/ SOREN LAURSEN	Director	February 28, 2022
Soren Laursen

/S/ ANN LEWNES	Director	February 28, 2022
Ann Lewnes

/S/ ROGER LYNCH	Director	February 28, 2022
Roger Lynch

/S/ DOMINIC NG	Director	February 28, 2022
Dominic Ng

/S/ DR. JUDY OLIAN	Director	February 28, 2022
Dr. Judy Olian

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Credit Losses:
Year Ended December 31, 2021	$15,930	$1,202		$(6,464)	(a)	$10,668
Year Ended December 31, 2020	$18,466	$9,149		$(11,685)	(a)	$15,930
Year Ended December 31, 2019	$21,958	$967		$(4,459)	(a)	$18,466
Income Tax Valuation Allowances:
Year Ended December 31, 2021	$631,914	$198,794	(b)	$(729,219)	(c)	$101,489
Year Ended December 31, 2020	$610,560	$63,635	(b)	$(42,281)	(c)	$631,914
Year Ended December 31, 2019	$365,820	$284,629	(b)	$(39,889)	(c)	$610,560
(a)Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)For the years ended December 31, 2021, 2020, and 2019, the additions represent increases related to losses and credits without benefit. For the year ended December 31, 2019, the additions also represent an increase related to a deferred tax asset on the transfer of intangible asset rights. See Item 8 "Financial Statements and Supplementary Data - Note 15 to the Consolidated Financial Statements - Income Taxes" for additional details.
(c)For the year ended December 31, 2021, the deductions primarily included a reversal of the valuation allowances on certain federal, state, and foreign deferred tax assets and projected utilization and write-offs of loss carryforwards and certain deferred tax assets. For the years ended December 31, 2020 and 2019, the deductions primarily represent projected utilization and write-offs of loss carryforwards and certain deferred tax assets. See Item 8 "Financial Statements and Supplementary Data - Note 15 to the Consolidated Financial Statements - Income Taxes" for additional details.