Form 10-Q
period 2022-03-31
MATTEL INC /DE/
filed 2022-05-03
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of April 20, 2022: 352,493,840 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, and in the future may be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of and uncertainty regarding the COVID-19 pandemic (and actions taken in response to it by governments, businesses, and individuals) on Mattel's business operations, financial results and financial position and on the global economy, including its impact on Mattel's sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (iii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel’s costs; (iv) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (v) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (vi) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vii) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (viii) inflation and currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (ix) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel’s retail customers, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant and port closures, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel’s business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine), natural and man-made disasters, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel’s products, delay or increase the cost of implementation of Mattel’s programs, or alter Mattel’s actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as non-fungible tokens and cryptocurrency; (xxii) uncertainty from the expected discontinuance of London Interbank Offer Rate ("LIBOR") and transition to any other interest rate benchmark; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's 2021 Annual Report on Form 10-K (the "2021 Annual Report on Form 10-K"), Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021	December 31, 2021
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$536,631	$615,238	$731,362
Accounts receivable, net of allowances for credit losses of $13.1 million, $13.1 million and $10.7 million, respectively	862,236	680,642	1,072,684
Inventories	969,166	626,469	777,184
Prepaid expenses and other current assets	267,666	187,186	293,299
Total current assets	2,635,699	2,109,535	2,874,529
Noncurrent Assets
Property, plant, and equipment, net	451,981	451,001	455,966
Right-of-use assets, net	339,681	294,819	325,484
Goodwill	1,387,137	1,392,289	1,390,207
Deferred income tax assets	515,004	71,157	526,906
Intangible assets, net	463,752	509,844	476,858
Other noncurrent assets	354,113	290,305	343,944
Total Assets	$6,147,367	$5,118,950	$6,393,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$878	$—
Current portion of long-term debt	250,000	—	—
Accounts payable	478,643	361,902	579,152
Accrued liabilities	799,357	689,686	991,592
Income taxes payable	16,710	30,106	27,509
Total current liabilities	1,544,710	1,082,572	1,598,253
Noncurrent Liabilities
Long-term debt	2,322,150	2,837,732	2,570,992
Noncurrent lease liabilities	296,387	255,670	283,626
Other noncurrent liabilities	366,053	452,411	372,174
Total noncurrent liabilities	2,984,590	3,545,813	3,226,792
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,804,761	1,836,958	1,832,144
Treasury stock at cost: 88.9 million shares, 92.6 million shares and 90.7 million shares, respectively	(2,176,904)	(2,267,961)	(2,219,990)
Retained earnings	2,475,250	1,441,225	2,456,597
Accumulated other comprehensive loss	(926,409)	(961,026)	(941,271)
Total stockholders’ equity	1,618,067	490,565	1,568,849
Total Liabilities and Stockholders’ Equity	$6,147,367	$5,118,950	$6,393,894

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,041,301	$874,192
Cost of sales	558,406	462,355
Gross Profit	482,895	411,837
Advertising and promotion expenses	73,752	74,096
Other selling and administrative expenses	329,076	303,870
Operating Income	80,067	33,871
Interest expense	33,049	130,482
Interest (income)	(1,202)	(820)
Other non-operating expense (income), net	9,112	(1,086)
Income (Loss) Before Income Taxes	39,108	(94,705)
Provision for income taxes	23,910	20,305
(Income) from equity method investments	(6,256)	(2,625)
Net Income (Loss)	$21,454	$(112,385)
Net Income (Loss) Per Common Share - Basic	$0.06	$(0.32)
Weighted-average number of common shares	352,215	349,041
Net Income (Loss) Per Common Share - Diluted	$0.06	$(0.32)
Weighted-average number of common and potential common shares	359,003	349,041
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited; in thousands)
Net Income (Loss)	$21,454	$(112,385)
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	921	(28,133)
Employee benefit plan adjustments	1,387	2,348
Available-for-sale security adjustments	3,646	1,964
Net unrealized gains on derivative instruments:
Unrealized holding gains	7,464	10,101
Reclassification adjustments included in net income (loss)	(1,357)	(2,730)
	6,107	7,371
Other Comprehensive Income (Loss), Net of Tax	12,061	(16,450)
Comprehensive Income (Loss)	$33,515	$(128,835)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$21,454	$(112,385)
Adjustments to reconcile net income (loss) to net cash flows used for operating activities:
Depreciation	35,888	36,533
Amortization	9,325	9,514
Share-based compensation	19,323	15,112
Bad debt expense	3,221	237
Inventory obsolescence	11,967	10,892
Deferred income taxes	10,398	1,851
(Income) from equity method investments	(6,256)	(2,625)
Loss on extinguishment of long-term borrowings	—	83,213
(Gain) on sale of assets/business, net	(276)	(20,710)
Changes in assets and liabilities:
Accounts receivable	209,044	338,305
Inventories	(203,245)	(137,936)
Prepaid expenses and other current assets	(46,232)	(12,943)
Accounts payable, accrued liabilities, and income taxes payable	(210,015)	(257,126)
Other, net	1,608	12,344
Net cash flows used for operating activities	(143,796)	(35,724)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(19,378)	(18,171)
Purchases of other property, plant, and equipment	(16,653)	(17,628)
Payments of foreign currency forward exchange contracts, net	(19,298)	(3,245)
Proceeds from sale of assets/business	346	39,861
Net cash flows (used for) provided by investing activities	(54,983)	817
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	(91)
Payments of long-term borrowings	—	(1,287,022)
Proceeds from long-term borrowings, net	—	1,188,000
Tax withholdings for share-based compensation	(17,555)	(6,966)
Proceeds from stock option exercises	13,935	1,110
Other, net	(593)	(736)
Net cash flows used for financing activities	(4,213)	(105,705)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	8,261	(6,331)
Decrease in Cash and Equivalents	(194,731)	(146,943)
Cash and Equivalents at Beginning of Period	731,362	762,181
Cash and Equivalents at End of Period	$536,631	$615,238
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2021	$441,369	$1,832,144	$(2,219,990)	$2,456,597	$(941,271)	$1,568,849
Net income	—	—	—	21,454	—	21,454
Other comprehensive income, net of tax	—	—	—	—	12,061	12,061
Issuance of treasury stock for stock option exercises	—	(3,183)	17,118	—	—	13,935
Issuance of treasury stock for restricted stock units vesting	—	(43,523)	25,968	—	—	(17,555)
Share-based compensation	—	19,323	—	—	—	19,323
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, March 31, 2022	$441,369	$1,804,761	$(2,176,904)	$2,475,250	$(926,409)	$1,618,067

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2020	$441,369	$1,842,680	$(2,282,939)	$1,553,610	$(944,576)	$610,144
Net loss	—	—	—	(112,385)	—	(112,385)
Other comprehensive loss, net of tax	—	—	—	—	(16,450)	(16,450)
Issuance of treasury stock for stock option exercises	—	(803)	1,913	—	—	1,110
Issuance of treasury stock for restricted stock units vesting	—	(20,031)	13,065	—	—	(6,966)
Share-based compensation	—	15,112	—	—	—	15,112
Balance, March 31, 2021	$441,369	$1,836,958	$(2,267,961)	$1,441,225	$(961,026)	$490,565
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
The December 31, 2021 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in the 2021 Annual Report on Form 10-K.
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
To correct the immaterial misstatements, during the quarter ended June 30, 2021, Mattel elected to revise its previously issued consolidated financial statements as of December 31, 2020 and 2019, and for each of the three years ended December 31, 2020, 2019, and 2018 and its unaudited consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2020 and 2021, June 30, 2020, and September 30, 2020. The revision of the historical consolidated financial statements also includes the correction of other immaterial misstatements in its consolidated statement of operations that Mattel had previously recorded as out of period adjustments, as well as other previously identified balance sheet misclassifications. Mattel had previously determined that these misstatements did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements and reached the same conclusion when aggregating with the recently identified misstatements. Further information regarding the misstatements and related revision is included in "Note 23 to the Consolidated Financial Statements— Revision for Immaterial Misstatements."
Mattel presented the revision of its previously issued consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020 in connection with the filing of its 2021 Annual Report on Form 10-K. Mattel is presenting the revision of its previously issued unaudited consolidated financial statements as of and for the three months ended March 31, 2021 in the accompanying unaudited consolidated financial statements and related disclosures.
2.     Accounts Receivable
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $13.1 million, $13.1 million, and $10.7 million as of March 31, 2022, March 31, 2021, and December 31, 2021, respectively.

3.     Inventories
Inventories include the following:

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Raw materials and work in process	$194,145	$119,417	$176,400
Finished goods	775,021	507,052	600,784
	$969,166	$626,469	$777,184
4.     Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Land	$21,858	$22,029	$21,811
Buildings	330,519	307,955	317,114
Machinery and equipment	759,379	746,593	762,462
Software	348,888	343,905	348,062
Tools, dies, and molds	541,891	581,281	537,499
Leasehold improvements	116,558	118,228	115,844
Construction in progress	47,373	47,550	55,559
	2,166,466	2,167,541	2,158,351
Less: accumulated depreciation	(1,714,485)	(1,716,540)	(1,702,385)
	$451,981	$451,001	$455,966
During the three months ended March 31, 2022, Mattel announced the planned consolidation and integration of the American Girl corporate offices and distribution center, located in Middleton, Wisconsin, and committed to a plan to dispose of the land and buildings. These assets meet the held for sale criteria and are actively being marketed for sale. The net book value of the land and buildings is $9.4 million as of March 31, 2022, and is included within property, plant and equipment, net in the consolidated balance sheet within the American Girl segment.
During the three months ended March 31, 2021, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.
5.     Goodwill and Other Intangibles
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
The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2022 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact.

	December 31, 2021	Currency Exchange Rate Impact	March 31, 2022
	(In thousands)
North America	$731,789	$(912)	$730,877
International	450,847	(2,158)	448,689
American Girl	207,571	—	207,571
	$1,390,207	$(3,070)	$1,387,137
Other Intangibles
Identifiable intangibles were $463.8 million, net of accumulated amortization of $336.3 million, $509.8 million, net of accumulated amortization of $296.4 million, and $476.9 million, net of accumulated amortization of $327.0 million as of March 31, 2022, March 31, 2021, and December 31, 2021, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three months ended March 31, 2022 and 2021.
6.     Accrued Liabilities
Accrued liabilities include the following:

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Incentive compensation	$157,403	$143,414	$140,769
Advertising and promotion	106,813	78,755	179,687
Current lease liabilities	74,198	73,155	73,752
7.     Seasonal Financing
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
The senior secured revolving credit facilities consist of (i) an asset based lending facility with aggregate commitments up to $1.11 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and certain of its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, as well as (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. borrowers under the Credit Agreement, and equity interests in certain borrower and guarantor subsidiaries under the Credit Agreement.
Any borrowings under the senior secured revolving credit facilities are (i) limited by jurisdiction-specific borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, eligible inventory and certain fixed assets and intellectual property, as applicable, minus the amount of any applicable reserves, and (ii) bear interest at a floating rate, which can be either, at the Borrower's option, (a) an adjusted LIBOR rate plus an applicable margin ranging from 1.25% to 1.75% per annum or (b) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% per annum, in each case, such applicable margins to be determined based on the Borrower's average borrowing availability remaining under the senior secured revolving credit facilities.

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
As of March 31, 2022, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and no foreign short-term borrowings outstanding. As of March 31, 2021, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and $0.9 million of foreign short-term borrowings outstanding. As of December 31, 2021, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and no foreign short-term borrowings outstanding. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $10 million, $11 million, and $10 million as of March 31, 2022, March 31, 2021, and December 31, 2021, respectively.
As of March 31, 2022, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.
8.     Long-Term Debt
Long-term debt includes the following:

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2017/2018 Senior Notes due December 2025	—	275,000	—
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(27,850)	(37,268)	(29,008)
	$2,572,150	$2,837,732	$2,570,992
Less: current portion	(250,000)	—	—
Total long-term debt	$2,322,150	$2,837,732	$2,570,992
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
The net proceeds from the offering, together with cash on hand, were used to redeem $1.225 billion in aggregate principal amount of Mattel’s outstanding 6.750% Senior Notes due December 2025 (the "2025 Notes") and pay related prepayment premiums and transaction fees and expenses. As a result of the partial redemption of the 2025 Notes, Mattel incurred a loss on extinguishment of $83.2 million, comprised of $62.0 million of prepayment premium costs and a $21.2 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations in the first quarter of 2021.
On July 1, 2021, Mattel redeemed the remaining outstanding $275 million aggregate principal amount of the 2025 Notes. As a result of the redemption, Mattel incurred a loss on extinguishment of $18.5 million, comprised of $14.0 million of prepayment premium costs and a $4.5 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations in the third quarter of 2021.

9.     Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Benefit plan liabilities	$172,694	$221,345	$179,857
Income taxes payable	68,082	72,252	62,915
10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended March 31, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	7,464	—	(315)	921	8,070
Amounts reclassified from accumulated other comprehensive income (loss)	(1,357)	3,646	1,702	—	3,991
Net increase in other comprehensive income (loss)	6,107	3,646	1,387	921	12,061
Adjustment of accumulated other comprehensive loss to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2022	$14,903	$—	$(152,712)	$(788,600)	$(926,409)

	For the Three Months Ended March 31, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	10,101	1,964	(67)	(28,133)	(16,135)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,730)	—	2,415	—	(315)
Net increase (decrease) in other comprehensive income (loss)	7,371	1,964	2,348	(28,133)	(16,450)
Accumulated Other Comprehensive Loss, Net of Tax, as of March 31, 2021	$(7,998)	$(5,558)	$(184,506)	$(762,964)	$(961,026)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2022	March 31, 2021	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange and other contracts	$1,429	$2,838	Cost of sales
Tax effect	(72)	(108)	Provision for income taxes
	$1,357	$2,730	Net income (loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$469	$398	Other non-operating expense, net
Recognized actuarial loss (a)	(2,222)	(2,783)	Other non-operating expense, net
	$(1,753)	$(2,385)
Tax effect	51	(30)	Provision for income taxes
	$(1,702)	$(2,415)	Net income (loss)
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.

During the three months ended March 31, 2022, Mattel adjusted accumulated other comprehensive loss by $6.4 million in relation to previously recorded available-for-sale equity securities. This amount was adjusted in order to account for such securities in a manner consistent with ASC 321, Investments—Equity Securities. The adjustment includes $3.6 million of accumulated other comprehensive loss reclassified to other non-operating expense (income) in the statement of operations and $2.8 million reclassified to retained earnings in the statement of stockholders' equity. The adjustment, including tax effect, was immaterial to the financial statements.
Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Currency translation adjustments resulted in a net gain of $0.9 million for the three months ended March 31, 2022, primarily due to the strengthening of the Brazilian real, Mexican peso, and the Chilean peso against the U.S. dollar, offset by the weakening of the British pound sterling and the Russian ruble against the U.S. dollar. Currency translation adjustments resulted in a net loss of $28.1 million for the three months ended March 31, 2021, primarily due to the weakening of the Brazilian real, Mexican peso, Euro, and Turkish lira against the U.S. dollar.
11.     Foreign Currency Transaction Exposure
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Transactions denominated in the Chinese yuan, Euro, Russian ruble, and Mexican peso, were the primary transactions that caused foreign currency transaction exposure for Mattel during the three months ended March 31, 2022.

Currency transaction losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021	Statements of Operations Classification
	(In thousands)
Currency transaction gains (losses)	$462	$(3,572)	Operating income
Currency transaction (losses)	(6,444)	(3,308)	Other non-operating income/expense, net
Currency transaction (losses), net	$(5,982)	$(6,880)
12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (loss) ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of March 31, 2022, March 31, 2021, and December 31, 2021, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $953 million, $952 million, and $925 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2022	March 31, 2021	December 31, 2021
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$17,146	$4,534	$13,361
Foreign currency forward exchange and other contracts	Other noncurrent assets	1,655	1,250	1,000
Total derivatives designated as hedging instruments		$18,801	$5,784	$14,361
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$14,096	$2,050	$3,714
		$32,897	$7,834	$18,075

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2022	March 31, 2021	December 31, 2021
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$2,345	$11,009	$2,301
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	720	808	280
Total derivatives designated as hedging instruments		$3,065	$11,817	$2,581
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$454	$5,487	$1,229
		$3,519	$17,304	$3,810

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Three Months Ended
	March 31, 2022	March 31, 2021	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains recognized in OCI	$7,464	$10,101
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	1,357	2,730	Cost of sales
The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three months ended March 31, 2022 and 2021, respectively, were offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Three Months Ended
	March 31, 2022	March 31, 2021	Statements of Operations Classification
	(In thousands)
Amount of net (losses) gains recognized in the Statements of Operations
Foreign currency forward exchange and other contract (losses)	$(7,832)	$(8,636)	Other non-operating (income)/expense, net
Foreign currency forward exchange and other contract gains	—	639	Cost of sales
	$(7,832)	$(7,997)
The net (losses) gains recognized in the consolidated statements of operations during the three months ended March 31, 2022 and March 31, 2021, respectively, were partially offset by foreign currency transaction gains and losses on the related derivative balances.
13.     Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2022, March 31, 2021, and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel's financial assets and liabilities include the following:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$32,897	$—	$32,897
Equity securities (b)	4,471	—	—	4,471
Total assets	$4,471	$32,897	$—	$37,368
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$3,519	$—	$3,519

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$7,834	$—	$7,834
Equity securities (b)	6,232	—	—	6,232
Total assets	$6,232	$7,834	$—	$14,066
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$17,304	$—	$17,304

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$18,075	$—	$18,075
Equity securities (b)	5,343	—	—	5,343
Total assets	$5,343	$18,075	$—	$23,418
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$3,810	$—	$3,810
(a)The fair value of the foreign currency forward exchange contracts and other commodity derivative instruments is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)The fair value of the equity securities are based on the quoted price on an active public exchange.
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
The estimated fair value of Mattel's long-term debt was $2.65 billion (compared to a carrying value of $2.60 billion) as of March 31, 2022, $3.05 billion (compared to a carrying value of $2.88 billion) as of March 31, 2021, and $2.82 billion (compared to a carrying value of $2.60 billion) as of December 31, 2021. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands, except per share amounts)
Basic:
Net income (loss)	$21,454	$(112,385)
Weighted-average number of common shares	352,215	349,041
Basic net income (loss) per common share	$0.06	$(0.32)

Diluted:
Net income (loss)	$21,454	$(112,385)
Weighted-average number of common shares	352,215	349,041
Dilutive share-based awards (a)	6,788	—
Weighted-average number of common and potential common shares	359,003	349,041
Diluted net income (loss) per common share	$0.06	$(0.32)
(a)For the three months ended March 31, 2022, share-based awards totaling 11.1 million, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. Mattel was in a net loss position for the three months ended March 31, 2021, and, accordingly, all outstanding share-based awards were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2021 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Service cost	$1,047	$1,293
Interest cost	3,077	2,540
Expected return on plan assets	(4,878)	(4,627)
Amortization of prior service cost	40	111
Recognized actuarial loss	2,247	2,785
	$1,533	$2,102

A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Interest cost	$22	$19
Amortization of prior service credit	(509)	(509)
Recognized actuarial gain	(25)	(2)
	$(512)	$(492)
Mattel's service cost component is recorded within operating income while other components of net periodic pension cost and postretirement benefit cost are recorded outside of operating income, presented in other non-operating expense, net.
During the three months ended March 31, 2022, Mattel made cash contributions totaling approximately $1 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2022, Mattel expects to make additional cash contributions of approximately $5 million.
16.     Share-Based Payments
Mattel has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments" in the 2021 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, and other persons providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than ten years from the date of grant. Stock options, RSUs, and performance awards generally provide for vesting over, or at the end of, a period of three years from the date of grant.
As of March 31, 2022, two long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2020–December 31, 2022 performance cycle and (ii) a January 1, 2021–December 31, 2023 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards is as follows:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Stock option compensation expense	$2,319	$2,783
RSU compensation expense	6,851	6,357
Performance award compensation expense	10,153	5,972
	$19,323	$15,112
As of March 31, 2022, total unrecognized compensation expense related to unvested share-based payments totaled $81.0 million and is expected to be recognized over a weighted-average period of 1.9 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $13.9 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

17.     Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Design and development	$42,635	$43,981
Identifiable intangible asset amortization	9,325	9,514
18.     Restructuring Charges
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program, which commenced in 2019 (the "Program").
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations for the three months ended March 31, 2022 and 2021 respectively:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Cost of sales (a)	$2,669	$1,932
Other selling and administrative expenses (b)	6,414	5,710
	$9,083	$7,642
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations include charges associated with the consolidation of manufacturing facilities.
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 21 to the Consolidated Financial Statements—Segment Information."
The following tables summarize Mattel's severance and other restructuring charges activity related to the Program:

	Liability at December 31, 2021	Charges (a)	Payments/Utilization	Liability at March 31, 2022
	(In thousands)
Severance	$12,411	$3,518	$(3,901)	$12,028
Other restructuring charges	2,834	5,565	(5,178)	3,221
	$15,245	$9,083	$(9,079)	$15,249

	Liability at December 31, 2020	Charges (a)	Payments/Utilization	Liability at March 31, 2021
	(In thousands)
Severance	$5,294	$4,342	$(1,405)	$8,231
Other restructuring charges	30	3,300	(3,071)	259
	$5,324	$7,642	$(4,476)	$8,490
(a) Other restructuring charges consist primarily of charges associated with the consolidation of manufacturing facilities                              and commercial and corporate functions.

As of March 31, 2022, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $95 million, which included approximately $23 million of non-cash charges. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $140 to $165 million and total expected non-cash charges are $70 to $75 million.
During the three months ended March 31, 2021, in connection with the Program, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.
19.     Income Taxes
Mattel's provision for income taxes was $23.9 million and $20.3 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, Mattel recognized a net discrete tax expense of $12.2 million, primarily related to (i) undistributed earnings of certain foreign subsidiaries and (ii) reassessments of prior years' tax liabilities. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three months ended March 31, 2021. During the three months ended March 31, 2021, Mattel recognized a net discrete tax expense of $7.3 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three months ended March 31, 2021, Mattel had a valuation allowance on U.S. federal, state, and certain foreign deferred tax assets. During the second half of 2021, Mattel released the valuation allowances related to U.S. federal, state and certain foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases resulted in recognition of $540.8 million of deferred tax assets as of December 31, 2021. Mattel’s valuation allowance position has remained unchanged as of March 31, 2022.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by approximately $20.9 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
During the three months ended March 31, 2022, Mattel has recorded on a discrete basis a deferred tax liability on certain foreign subsidiaries of approximately $7.7 million. For remaining undistributed foreign earnings, Mattel has not provided any deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered indefinitely reinvested in the business or may be remitted substantially free of any additional local taxes. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when Mattel determines that it is advantageous for business operations or cash management purposes.
20.     Contingencies
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

In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of March 31, 2022, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which is not material.

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
Forty additional lawsuits filed between April 2019 and April 2022 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to forty-four children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
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
Litigation and Investigations Related to Whistleblower Letter
In December 2019 and January 2020, two stockholders filed separate complaints styled as class actions against Mattel, Inc. and certain of its former officers (the "Mattel Defendants"), as well as others, in the United States District Court for the Central District of California, alleging violations of federal securities laws. The two complaints were consolidated in April 2020 and an amended complaint was filed in May 2020. The complaints rely on the results of an investigation announced by Mattel in October 2019 regarding allegations in a whistleblower letter and claim that Mattel misled the market in several of its financial statements beginning in the third quarter of 2017. The lawsuits allege that the defendants' conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices, the court granted plaintiffs' motion for class certification in September 2021. Following a mediation on October 25, 2021, the parties reached an agreement in principle to settle the class action lawsuits, which has been preliminarily approved by the court. In February 2022, the Mattel Defendants paid $86 million in settlement of the claims against them, which was funded in full by Mattel’s insurers. The settlement does not entail any admission of fault or liability by the Mattel Defendants, which the Mattel Defendants have expressly contested throughout the pendency of the litigation.

In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel's current and former officers and directors, Mattel, Inc., and PricewaterhouseCoopers LLP. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the Moher and Lombardi derivative actions were consolidated and stayed pending further developments in the class action lawsuits. In June 2021, a third similar derivative action was filed in the United States District Court for the District of Delaware (Chagnon v. Kreiz, et al., filed June 22, 2021). Seven additional derivative actions asserting similar claims are also pending in the Court of Chancery for the State of Delaware (Owen v. Euteneuer, et al., filed May 12, 2021; Andersen v. Georgiadis, et al., filed May 18, 2021; Armon v. Euteneuer, et al., filed June 29, 2021; Haag v. Euteneuer, et al., filed September 9, 2021; Shumacher v. Kreiz, et al., filed October 19, 2021; and Mizell v. PricewaterhouseCoopers LLP, et al., filed October 29, 2021; and Behrens v. Euteneuer, et al., filed November 18, 2021). An additional derivative action was also filed in United States District Court for the Central District of California (City of Pontiac Police and Fire Retirement System v. PricewaterhouseCoopers LLP, et al. filed October 27, 2021). On March 11, 2022, the parties to the above actions engaged in a private mediation, after which defendants and certain of the plaintiffs reached an agreement in principle to settle the derivative claims asserted in certain of the actions. Any settlement remains subject to court approval.
The lawsuits seek unspecified compensatory and punitive damages, attorneys' fees, expert fees, costs, equitable relief and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. Mattel believes that the estimated loss, if any, will be immaterial.
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
21.     Segment Information
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

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Net Sales by Segment
North America	$602,118	$479,660
International	403,842	349,354
American Girl	35,341	45,178
Net sales	$1,041,301	$874,192

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Operating Income (Loss) by Segment (a)
North America	$171,413	$124,851
International	46,833	36,259
American Girl	(17,227)	(9,565)
	201,019	151,545
Corporate and other expense (b)	(120,952)	(117,674)
Operating Income	80,067	33,871
Interest expense	33,049	130,482
Interest (income)	(1,202)	(820)
Other non-operating expense (income), net	9,112	(1,086)
Income (Loss) Before Income Taxes	$39,108	$(94,705)
(a)Segment operating income (loss) included severance and restructuring expenses of $2.7 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively, which were allocated to the North America and International segments.
(b)Corporate and other expense included severance and restructuring charges of $6.8 million and $5.7 million for the three months ended March 31, 2022 and 2021 respectively. Corporate and other expense also included expenses related to inclined sleeper product recall litigation of $0.6 million and $5.3 million for the three months ended March 31, 2022 and 2021 respectively, and incentive and share-based compensation for all periods presented.
Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	March 31, 2022	March 31, 2021	December 31, 2021
	(In thousands)
Assets by Segment
North America	$819,929	$587,193	$784,836
International	711,586	526,005	798,833
American Girl	58,040	46,814	52,168
	1,589,555	1,160,012	1,635,837
Corporate and other	241,847	147,099	214,031
Accounts receivable and inventories, net	$1,831,402	$1,307,111	$1,849,868
Geographic Information
The table below presents information by geographic area. Net sales are attributed to countries based on location of the customer.

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Net Sales by Geographic Area
North America	$637,459	$524,838
International
EMEA	277,742	238,169
Latin America	71,974	56,278
Asia Pacific	54,126	54,907
Total International	403,842	349,354
Net sales	$1,041,301	$874,192

22.     New Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which requires business entities to disclose information about certain government assistance by applying the grant or contribution model. Mattel adopted the guidance on January 1, 2022. The adoption of the new accounting standard does not currently have a material impact on Mattel's consolidated financial statements.
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

23. Revision for Immaterial Misstatements
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

	As of March 31, 2021
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Balance Sheet
Inventories	$609,835	$16,634	$626,469
Total current assets	$2,092,901	$16,634	$2,109,535
Total assets	$5,102,316	$16,634	$5,118,950
Retained earnings	$1,424,591	$16,634	$1,441,225
Total stockholders' equity	$473,931	$16,634	$490,565
Total liabilities and stockholders' equity	$5,102,316	$16,634	$5,118,950

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
	(In thousands, except per share amounts)
Consolidated Statement of Operations and Comprehensive Loss
Cost of sales	$465,188	$(2,833)	$462,355
Gross profit	$409,004	$2,833	$411,837
Operating income	$31,038	$2,833	$33,871
Loss before income taxes	$(97,538)	$2,833	$(94,705)
Net loss	$(115,218)	$2,833	$(112,385)
Comprehensive loss	$(131,668)	$2,833	$(128,835)
Net loss per common share - basic	$(0.33)	$0.01	$(0.32)
Net loss per common share - diluted	$(0.33)	$0.01	$(0.32)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Revised
	(In thousands)
Consolidated Statement of Cash Flows
Net loss	$(115,218)	$2,833	$(112,385)
Changes in assets and liabilities:
Inventories	$(135,103)	$(2,833)	$(137,936)
Accounts payable, accrued liabilities and income taxes payable	$(262,635)	$5,509	$(257,126)
Net cash flows used for operating activities	$(41,233)	$5,509	$(35,724)
Purchases of other property, plant, and equipment	$(12,119)	$(5,509)	$(17,628)
Net cash flows provided by investing activities	$6,326	$(5,509)	$817

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
The following discussion has been amended to reflect Mattel’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which Mattel concluded did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in Part 1, Item 1 "Note 1 to the Consolidated Financial Statements — Basis of Presentation" and "Note 23 to the Consolidated Financial Statements — Revision for Immaterial Misstatements" of this Quarterly Report on Form 10-Q.
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
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, and Fireman Sam. As a leader in play and child development, Fisher-Price’s purpose is amplifying the power of childhood. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through content, toys, live events, and other lifestyle categories.

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
Action Figures, Building Sets, Games, and Other—these challenger categories include brands such as Masters of the Universe, MEGA, UNO, Lightyear (Disney Pixar), Jurassic World (NBCUniversal), WWE, and Star Wars (Disney). Mattel’s Action Figures portfolio is comprised of product lines associated with licensed entertainment franchises that are driven by major theatrical releases, such as Lightyear and Jurassic World, as well as product lines from Mattel’s owned IP, including Masters of the Universe. As the challenger brand in Building Sets, MEGA sparks creativity through the power of connection with builders of all ages and fans of global franchises. UNO is the classic matching card game that is easy to learn and fast fun for everyone. Other includes Plush, which contains product offerings associated with theatrical releases from Mattel’s licensed entertainment franchises.
Russia - Ukraine War
The ongoing war between Russia and Ukraine has led to volatility and disruption in these countries. The length and impact of the ongoing war is highly unpredictable. While Mattel has no direct operations in Ukraine, its operations in Russia have experienced significant disruption, Mattel has paused all shipments into Russia and expects its net sales in these countries to decline in 2022. Mattel's net sales in these two countries represented less than 3% of total net sales during the year ended December 31, 2021.
COVID-19 Update
The impact of the coronavirus disease ("COVID-19") and the actions taken by governments, businesses, and individuals in response to it have resulted in significant global economic disruption, including, but not limited to, temporary business closures, reduced retail traffic, volatility in financial markets, and restrictions on travel.
Although COVID-19 disruption and local restrictions have impacted certain segments and locations, strong consumer demand for toys contributed to year-over-year net sales increases during the first quarter of 2022 in the North America and International segments. Net sales declined in the American Girl segment during the first quarter of 2022, as compared to a strong first quarter of 2021.
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
Input cost inflation has adversely affected Mattel’s gross margin in the first quarter of 2022, due to increased demand for raw materials and distribution services and the broad disruption of the global supply chain associated with the impact of COVID-19. The adverse impact was mostly offset by favorable foreign exchange, pricing actions, fixed cost absorption, and cost savings. Mattel expects input cost inflation will be more significant in 2022 than in 2021, however, the impact of input cost inflation is expected to be partially offset by further benefits from pricing, fixed cost absorption, and cost savings. To the extent input cost inflation becomes more widespread, more significant than anticipated, or Mattel is unable to offset inflation through mitigating actions, it may have a material effect on Mattel’s results of operations and financial condition.
Prolonged disruption to Mattel’s customers, supply chain, or other critical operations during 2022 would result in material adverse effects to Mattel’s business. The future impact of COVID-19 on Mattel's business, results of operations, financial position, and cash flows remains uncertain at this time due to evolving circumstances. Mattel continues to closely monitor the situation and is actively managing its business as developments occur. Refer to Part I, Item 1A "Risk Factors" in the 2021 Annual Report on Form 10-K for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The specific line items that have been materially affected by these impacts of COVID-19 are noted within "Results of Operations—First Quarter" below.  In addition to the impacts of COVID-19, it is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business.

Results of Operations—First Quarter
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the first quarter of 2022 and 2021:

	For the Three Months Ended				Year/Year Change
	March 31, 2022		March 31, 2021
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,041.3		$874.2		19%	—
Cost of sales	558.4	53.6%	462.4	52.9%	21%	70
Gross profit	482.9	46.4%	411.8	47.1%	17%	(70)
Advertising and promotion expenses	73.8	7.1%	74.1	8.5%	—%	(140)
Other selling and administrative expenses	329.1	31.6%	303.9	34.8%	8%	(320)
Operating income	80.1	7.7%	33.9	3.9%	136%	380
Interest expense	33.0	3.2%	130.5	14.9%	-75%	(1,170)
Interest (income)	(1.2)	-0.1%	(0.8)	-0.1%	47%	—
Other non-operating expense (income), net	9.1		(1.1)
Income (loss) before income taxes	39.1	3.8%	(94.7)	-10.8%	n/m	n/m
Provision for income taxes	23.9		20.3
(Income) from equity method investments	(6.3)		(2.6)
Net income (loss)	$21.5	2.1%	$(112.4)	-12.9%	n/m	n/m
n/m - Not Meaningful
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2022	March 31, 2021
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$396.1	$381.3	4%	-4%
Infant, Toddler, and Preschool	205.5	183.2	12%	-3%
Vehicles	282.1	215.4	31%	-5%
Action Figures, Building Sets, Games, and Other	280.7	199.2	41%	-3%
Gross Billings	$1,164.4	$979.0	19%	-4%
Sales Adjustments	(123.1)	(104.8)
Net Sales	$1,041.3	$874.2	19%	-3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$298.0	$276.2	8%	-4%
Hot Wheels	241.4	184.6	31%	-5%
Fisher-Price and Thomas & Friends	189.3	171.6	10%	-3%
Other	435.7	346.6	26%	-3%
Gross Billings	$1,164.4	$979.0	19%	-4%

Gross billings were $1.16 billion in the first quarter of 2022, an increase of $185.4 million or 19%, as compared to $979 million in the first quarter of 2021. The increase was due to higher billings across all categories.
Dolls gross billings increased 4%, of which 6% was due to higher billings of Barbie products, driven by positive brand momentum, and 2% was due to higher billings of Polly Pocket products. This was partially offset by lower billings of American Girl products of 3%.
Infant, Toddler, and Preschool gross billings increased 12%, of which 10% was due to higher billings of Fisher-Price and Thomas & Friends, primarily driven by higher billings of Imaginext, newborn toys, and Little People.
Vehicles gross billings increased 31%, of which 26% was due to higher billings of Hot Wheels products, driven by positive brand momentum, 3% was due to higher billings of Matchbox products, and 2% was due to higher billings of CARS products.
Action Figures, Building Sets, Games, and Other gross billings increased 41%, of which 23% was driven by higher billings of Jurassic World and 8% was driven by initial billings of Lightyear, in advance of their theatrical releases in the second quarter of 2022, and 7% was driven by higher billings of MEGA.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments increased to $123.1 million in the first quarter of 2022, as compared to $104.8 million in the first quarter of 2021, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 11.8% for the first quarter of 2022 as compared to 12.0% for the first quarter of 2021.
Cost of Sales
Cost of sales increased by $96.1 million, or 21%, to $558.4 million in the first quarter of 2022 from $462.4 million in the first quarter of 2021. Within cost of sales, product and other costs increased by $71.6 million, or 19%, to $448.4 million in the first quarter of 2022 from $376.8 million in the first quarter of 2021; royalty expense increased by $17.1 million, or 62%, to $44.9 million in the first quarter of 2022 from $27.8 million in the first quarter of 2021; and outbound freight and logistics expenses increased by $7.4 million, or 13%, to $65.1 million in the first quarter of 2022 from $57.8 million in the first quarter of 2021.
Gross Margin
Gross margin decreased to 46.4% in the first quarter of 2022 from 47.1% in the first quarter of 2021. The decrease in gross margin was primarily due to input cost inflation, partially offset by favorable foreign exchange, pricing actions, favorable fixed cost absorption, and incremental realized savings from Mattel's cost savings program.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 7.1% in the first quarter of 2022, as compared to 8.5% in the first quarter of 2021, primarily due to a 19% increase in net sales.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $329.1 million, or 31.6% of net sales, in the first quarter of 2022, as compared to $303.9 million, or 34.8% of net sales, in the first quarter of 2021. The increase in other selling and administrative expenses was primarily due to higher employee-related expenses, partially offset by incremental realized savings from Mattel's cost savings program.

Interest Expense
Interest expense was $33.0 million for the first quarter of 2022, as compared to $130.5 million for the first quarter of 2021. The decrease in interest expense was due to a loss on extinguishment of debt of $83.2 million as a result of the partial redemption of the 2017/2018 Senior Notes due December 2025 in the first quarter of 2021 and a lower interest expense resulting from the refinancing of the 2025 Notes in 2021.
Provision For Income Taxes
Mattel's provision for income taxes was $23.9 million and $20.3 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, Mattel recognized a net discrete tax expense of $12.2 million, primarily related to (i) undistributed earnings of certain foreign subsidiaries and (ii) reassessments of prior years' tax liabilities. As a result of the establishment of a valuation allowance on U.S. deferred tax assets in 2017, there was no U.S. tax benefit provided for U.S. losses during the three months ended March 31, 2021. During the three months ended March 31, 2021, Mattel recognized a net discrete tax expense of $7.3 million primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three months ended March 31, 2021, Mattel had a valuation allowance on U.S. federal, state and certain foreign deferred tax assets. During the second half of 2021, Mattel released the valuation allowances related to U.S. federal, state and certain foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases resulted in the recognition of $540.8 million of deferred tax assets as of December 31, 2021. Mattel's valuation allowance position has remained unchanged as of March 31, 2022.
Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2022	March 31, 2021
	(In millions, except percentage information)
Net Sales	$602.1	$479.7	26%	—%
Segment Operating Income	171.4	124.9	37%

Gross Billings by Categories
Dolls	$182.2	$176.2	3%	—%
Infant, Toddler, and Preschool	131.5	108.6	21%	—%
Vehicles	146.8	109.8	34%	—%
Action Figures, Building Sets, Games, and Other	181.3	117.2	55%	—%
Gross Billings	$641.8	$511.8	25%	—%
Sales Adjustments	(39.7)	(32.1)
Net Sales	$602.1	$479.7	26%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$164.0	$156.9	5%	—%
Hot Wheels	121.7	92.7	31%	—%
Fisher-Price and Thomas & Friends	121.3	100.9	20%	—%
Other	234.8	161.3	46%	—%
Gross Billings	$641.8	$511.8	25%	—%

Gross billings for the North America segment were $641.8 million in the first quarter of 2022, an increase of $130.0 million, or 25%, as compared to $511.8 million in the first quarter of 2021. The increase in the North America segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 3%, of which 4% was due to higher billings of Barbie products and 3% was due to higher billings of Polly Pocket products, partially offset by lower billings of Spirit products of 2%.
Infant, Toddler, and Preschool gross billings increased 21%, of which 19% was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 34%, of which 27% was due to higher billings of Hot Wheels products and 4% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 55%, due to higher billings of the following products: 31% from Jurassic World and 11% from initial billings of Lightyear, in advance of their theatrical releases in the second quarter of 2022, 8% from MEGA, and 4% from card game products, including UNO.
Sales adjustments as a percentage of net sales was relatively consistent at 6.6% for the first quarter of 2022, as compared to 6.7% for the first quarter of 2021.
Cost of sales increased 26% in the first quarter of 2022, as compared to a 26% increase in net sales, with the increase of cost of sales driven by higher product and other costs and higher royalty expenses. Gross margin in the first quarter of 2022 decreased slightly, due to input cost inflation, partially offset by favorable impact of fixed cost absorption, pricing actions, and incremental realized savings from Mattel's cost savings program. North America segment operating income was $171.4 million in the first quarter of 2022, as compared to segment operating income of $124.9 million in the first quarter of 2021, driven by higher gross profit.

International Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2022	March 31, 2021
	(In millions, except percentage information)
Net Sales	$403.8	$349.4	16%	-8%
Segment Operating Income	46.8	36.3	29%

Gross Billings by Categories
Dolls	$177.6	$158.7	12%	-9%
Infant, Toddler, and Preschool	74.0	74.6	-1%	-7%
Vehicles	135.3	105.5	28%	-11%
Action Figures, Building Sets, Games, and Other	99.4	82.0	21%	-8%
Gross Billings	$486.3	$420.9	16%	-8%
Sales Adjustments	(82.4)	(71.6)
Net Sales	$403.8	$349.4	16%	-8%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$134.0	$119.3	12%	-10%
Hot Wheels	119.7	91.9	30%	-10%
Fisher-Price and Thomas & Friends	68.1	70.7	-4%	-7%
Other	164.6	139.0	18%	-9%
Gross Billings	$486.3	$420.9	16%	-8%
Gross billings for the International segment were $486.3 million in the first quarter of 2022, an increase of $65.4 million, or 16%, as compared to $420.9 million in the first quarter of 2021. The increase was primarily due to higher billings of Vehicles, Dolls, and Action Figures, Building Sets, Games, and Other.
Dolls gross billings increased 12%, of which 9% was due to higher billings of Barbie products and 2% was due to Polly Pocket products.
Infant, Toddler, and Preschool gross billings decreased 1%, of which 4% was due to lower billings of Fisher-Price and Thomas & Friends products, partially offset by higher billings of Fisher-Price Friends of 4%.
Vehicles gross billings increased 28%, of which 26% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 21% of which 11% was due to higher billings of Jurassic World, in advance of its theatrical release in the second quarter of 2022, 7% was due to higher billings of MEGA, and 4% was due to initial billings of Lightyear, in advance of its theatrical release in the second quarter of 2022.
Sales adjustments as a percentage of net sales was relatively consistent at 20.4% for the first quarter of 2022, as compared to 20.5% for the first quarter of 2021.
Cost of sales increased 28% in the first quarter of 2022, as compared to a 16% increase in net sales, with the increase of cost of sales driven by higher product and other costs and higher royalty expenses. Gross margin in the first quarter of 2022 decreased primarily due to input cost inflation, partially offset by favorable impact of fixed cost absorption, incremental realized savings from Mattel's cost savings program, and pricing actions. International segment operating income was $46.8 million in the first quarter of 2022, as compared to a segment operating income of $36.3 million in the first quarter of 2021, primarily driven by higher gross profit and lower advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel's net sales, segment operating loss, and gross billings for the American Girl segment for the first quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2022	March 31, 2021
	(In millions, except percentage information)
Net Sales	$35.3	$45.2	-22%	—%
Segment Operating Loss	(17.2)	(9.6)	80%

American Girl Segment
Total Gross Billings	$36.3	$46.3	-22%	—%
Sales Adjustments	(1.0)	(1.1)
Total Net Sales	$35.3	$45.2	-22%	—%
Gross billings for the American Girl segment was $36.3 million in the first quarter of 2022, a decrease of $10.0 million, or 22%, as compared to $46.3 million in the first quarter of 2021. The decrease was driven by lower direct-to-consumer channel billings.
Cost of sales decreased 13.0%, as compared to a 22% decrease in net sales, with the decrease in cost of sales driven by lower product and other costs. Gross margin in the first quarter of 2022 decreased primarily due to input cost inflation, and unfavorable fixed cost absorption, partially offset by incremental realized savings from Mattel's cost savings program. American Girl segment operating loss was $17.2 million in the first quarter of 2022, as compared to $9.6 million in the first quarter of 2021, driven by lower gross profit.
Cost Savings Program
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the “Program”). Targeted annual gross cost savings from actions that are expected to be completed beginning 2021 through 2023 are $250 million. Of the $250 million in targeted gross cost savings, approximately 55% is expected to benefit cost of sales, 35% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expense. Estimated total cash expenditures associated with the Program, excluding previous actions taken under the Capital Light program, are expected to be approximately $100 to $125 million.
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

Cumulatively, in conjunction with previous actions taken under the Capital Light program prior to 2021, targeted annual gross cost savings for the Program are $325 million by 2023, with total expected cash expenditures of approximately $140 to $165 million, and total expected non-cash charges of $70 to $75 million. Of the $325 million in targeted gross cost savings, approximately 65% is expected to benefit cost of sales, 25% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expense.
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(In millions)
Cost of sales (a)	$2.7	$1.9
Other selling and administrative expenses (b)	6.4	5.7
	$9.1	$7.6
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating income (loss) in Part 1, Item 1 "Note 21 to the Consolidated Financial Statements—Segment Information" of this Quarterly Report on Form 10-Q.
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in Part 1, Item 1"Note 21 to the Consolidated Financial Statements—Segment Information" of this Quarterly Report on Form 10-Q.
As of March 31, 2022, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $95 million, which include approximately $23 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and input cost inflation) of approximately $189 million, primarily within gross profit, as of March 31, 2022 in connection with the Program.
During the three months ended March 31, 2021, in conjunction with the Program, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.

Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $536.6 million in cash and equivalents at March 31, 2022, approximately $232.1 million was held by foreign subsidiaries.
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

Consistent with prior periods, Mattel intends to utilize its senior secured revolving credit facilities to meet its short-term liquidity needs. At March 31, 2022, Mattel had no outstanding borrowings under the senior secured revolving credit facilities and approximately $10 million in outstanding letters of credit under the senior secured revolving credit facilities.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers' financial condition and their liquidity in order to mitigate accounts receivable collectability risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, factoring, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
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
Cash Flow Activities
Cash flows used for operating activities were $143.8 million in the first three months of 2022, as compared to $35.7 million in the first three months of 2021. The increase in cash flows used for operating activities was primarily due to higher working capital usage, partially offset by higher net income, excluding the impact of non-cash items.
Cash flows used for investing activities were $55.0 million in the first three months of 2022, as compared to cash flows provided by investing activities of $0.8 million in the first three months of 2021. The change in cash flows for investing activities was primarily due to proceeds from the disposal of assets and a business in the first three months of 2021 and higher payments for foreign currency forward exchange contracts in the first three months of 2022.
Cash flows used for financing activities were $4.2 million in the first three months of 2022, as compared to $105.7 million in the first three months of 2021. The decrease in cash flows used for financing activities was primarily due to the partial redemption of the 2017/2018 Senior Notes due December 2025 in the first three months of 2021.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 7 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $194.7 million to $536.6 million at March 31, 2022, as compared to $731.4 million at December 31, 2021, due to seasonal working capital usage and capital expenditures. The decreases were partially offset by net income during the first three months of 2022. Mattel's cash and equivalents decreased $78.6 million to $536.6 million at March 31, 2022, as compared to $615.2 million at March 31, 2021, primarily due to the repayment of the remaining $275 million principal balance of the 2025 Notes in July 2021 and capital expenditures, partially offset by cash flows from operating activities in the trailing twelve months due to net income.
Accounts receivable decreased $210.4 million to $862.2 million at March 31, 2022, as compared to $1.07 billion at December 31, 2021, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable increased $181.6 million to $862.2 million at March 31, 2022, as compared to $680.6 million at March 31, 2021, primarily due to higher net sales in the first quarter of 2022.

Inventory increased $192.0 million to $969.2 million at March 31, 2022, as compared to $777.2 million at December 31, 2021, primarily due to seasonal inventory build and the impact of input cost inflation. Inventory increased $342.7 million to $969.2 million at March 31, 2022, as compared to $626.5 million at March 31, 2021, primarily due to the earlier timing of seasonal inventory build and the impact of input cost inflation.
Prepaid expenses and other current assets decreased $25.6 million to $267.7 million at March 31, 2022, as compared to $293.3 million at December 31, 2021, due to settlement of a receivable due from insurers related to a legal matter during the three months ended March 31, 2022, partially offset by increases in derivative receivables, prepaid taxes other than income taxes, and other miscellaneous prepaid expenses. Prepaid expenses and other current assets increased $80.5 million to $267.7 million at March 31, 2022, as compared to $187.2 million at March 31, 2021, due to increases in derivative receivables, prepaid taxes other than income taxes, and other miscellaneous prepaid expenses.
Accounts payable and accrued liabilities decreased $292.7 million to $1.28 billion at March 31, 2022, as compared to $1.57 billion at December 31, 2021, due to seasonal declines in expenditure levels and the settlement of an accrued legal matter during the three months ended March 31, 2022. Accounts payable and accrued liabilities increased $226.4 million to $1.28 billion at March 31, 2022, as compared to $1.05 billion at March 31, 2021, due to increased payables associated with higher inventory production levels and input cost inflation, and increases in accrued advertising and employee-related accruals.
A summary of Mattel's capitalization is as follows:

	March 31, 2022		March 31, 2021		December 31, 2021
	(In millions, except percentage information)
Cash and equivalents	$536.6		$615.2		$731.4

Short-term borrowings	—		0.9		—
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2017/2018 Senior Notes due December 2025	—		275.0		—
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(27.9)		(37.3)		(29.0)
Total debt	2,572.2	61%	2,838.6	85%	2,571.0	62%
Stockholders’ equity	1,618.1	39	490.6	15	1,568.8	38
Total capitalization (debt plus equity)	$4,190.2	100%	$3,329.2	100%	$4,139.8	100%
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
The net proceeds from the offering, together with cash on hand, were used to redeem $1.225 billion in aggregate principal amount of Mattel’s outstanding 6.750% Senior Notes due December 2025 (the "2025 Notes") and pay related prepayment premiums and transaction fees and expenses. As a result of the partial redemption of the 2025 Notes, Mattel incurred a loss on extinguishment of $83.2 million, comprised of $62.0 million of prepayment premium costs and a $21.2 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations in the first quarter of 2021.
On July 1, 2021, Mattel redeemed the remaining outstanding $275 million aggregate principal amount of the 2025 Notes. As a result of the redemption, Mattel incurred a loss on extinguishment of $18.5 million, comprised of $14.0 million of prepayment premium costs and a $4.5 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations in the third quarter of 2021.

Total debt, including short-term borrowings, remained consistent at $2.57 billion at March 31, 2022, as compared to $2.57 billion at December 31, 2021.
Total debt, including short-term borrowings, was $2.57 billion at March 31, 2022, as compared to $2.84 billion at March 31, 2021. The decrease was due to the repayment of the remaining $275 million principal balance of the 2025 Notes in July 2021.
Stockholders' equity increased $49.2 million to $1.62 billion at March 31, 2022, as compared to $1.57 billion at December 31, 2021, primarily due to net income for the first three months of 2022 and the impact of share-based compensation recognized in additional paid-in capital. Stockholders' equity increased $1.13 billion to $1.62 billion at March 31, 2022, as compared to $490.6 million at March 31, 2021, primarily due to net income for the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2021 Annual Report on Form 10-K and did not materially change during the first three months of 2022.
New Accounting Pronouncements
See Part I, Item 1 "Financial Statements—Note 22 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Chinese yuan, Euro, Russian ruble, and Mexican peso were the primary transactions that caused foreign currency transaction exposure for Mattel during the first three months of 2022. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the three months ended March 31, 2022 were related to its net investments in entities having functional currencies denominated in the Brazilian real, Mexican peso, Chilean peso, British pound sterling, and the Russian ruble.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar would have impacted Mattel's first quarter net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.
United Kingdom Operations
On January 29, 2020, the British Parliament approved an agreement to withdraw from the EU, and the United Kingdom ("U.K.") officially withdrew from the EU on January 31, 2020 and entered into a transition period that ended on December 31, 2020.
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
On April 27, 2021, the European Parliament gave final approval to the EU-UK Trade and Cooperation Agreement, and on April 29, 2021, the EU approved the conclusion of the agreement by way of a Council Decision. As a result, the agreements between the U.K. and the EU came into effect on May 1, 2021. This was the last official step in formalizing the new relationship between the U.K. and the EU. Although the agreement has mitigated a portion of the risk that arose due to the U.K.'s withdrawal from the EU, the overall impact on Mattel's operations is still being evaluated, including the volatility of the British pound sterling. Mattel's U.K. operations represented approximately 6% of Mattel's consolidated net sales for the three months ended March 31, 2022.

Turkey Operations
Effective April 1, 2022, Mattel will account for Turkey as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning April 1, 2022, Mattel's Turkey subsidiary will designate the U.S. dollar as its functional currency. As of March 31, 2022, Mattel's Turkey subsidiary had approximately $9 million of net monetary assets denominated in Turkish Lira. Mattel's Turkey subsidiary represented less than 2% of Mattel's consolidated net sales for the three months ended March 31, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Anthony DiSilvestro, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
Other than as provided below, there have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2021 Annual Report on Form 10-K.
Political developments, including trade relations, and the threat or occurrence of war or terrorist activities could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Mattel’s business is worldwide in scope, including operations in over 50 countries and territories. Political instability, civil unrest, the deterioration of the political situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel’s business, financial condition, and results of operations. For example, a change in trade status between the United States and a foreign country could result in a substantial increase in the import duty of toys manufactured in that foreign country and imported into the United States. The United States has implemented certain trade actions, including imposing increased tariffs on certain goods imported into the United States from China, which has resulted in retaliatory tariffs by China. In addition, the United States has commenced certain trade actions as a result of the Russia-Ukraine war, which have resulted and are expected to further result in retaliatory measures and actions by Russia. Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures taken by China, Russia, or other countries in response, could adversely affect Mattel's business, financial condition, and results of operations.
In addition, the occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions. For example, as a result of the Russia-Ukraine war, Mattel's operations in Russia have experienced significant disruption, Mattel has paused all shipments into Russia and expects a lower than anticipated amount of revenue from those countries, the safety of Mattel’s employees in those countries could be at risk, and the risk of seizure or nationalization of Mattel’s assets within those countries is heightened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2022, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the first quarter of 2022:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
January 1—31	5,591	$20.91	—	$203,016,273
February 1—28	804,202	21.47	—	203,016,273
March 1—31	7,798	22.23	—	203,016,273
Total	817,591	$21.47	—	$203,016,273
 ____________________________________
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2022, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	March 29, 2022
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: May 3, 2022