Form 10-Q
period 2022-06-30
MATTEL INC /DE/
filed 2022-08-09
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of July 18, 2022: 353,252,965 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Statement Under the Private Securities Litigation Reform Act of 1995)
Mattel is including this Cautionary Statement to caution investors and qualify for the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") for forward-looking statements. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Act. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "look forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, and in the future may be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of and uncertainty regarding the COVID-19 pandemic (and actions taken in response to it by governments, businesses, and individuals) on Mattel's business operations, financial results and financial position and on the global economy, including its impact on Mattel's sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (iii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel’s costs; (iv) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (v) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (vi) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vii) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (viii) inflation and currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (ix) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel’s retail customers, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel’s business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine), natural and man-made disasters, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel’s products, delay or increase the cost of implementation of Mattel’s programs, or alter Mattel’s actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as non-fungible tokens and cryptocurrency; (xxii) uncertainty from the expected discontinuance of London Interbank Offer Rate ("LIBOR") and transition to any other interest rate benchmark; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's 2021 Annual Report on Form 10-K (the "2021 Annual Report on Form 10-K"), Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2022, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021	December 31, 2021
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$274,534	$384,743	$731,362
Accounts receivable, net of allowances for credit losses of $14.3 million, $12.3 million and $10.7 million, respectively	989,194	784,084	1,072,684
Inventories	1,177,551	818,037	777,184
Prepaid expenses and other current assets	273,170	186,965	293,299
Total current assets	2,714,449	2,173,829	2,874,529
Noncurrent Assets
Property, plant, and equipment, net	442,067	459,828	455,966
Right-of-use assets, net	326,228	343,793	325,484
Goodwill	1,379,230	1,392,779	1,390,207
Deferred income tax assets	494,192	73,744	526,906
Intangible assets, net	444,971	500,812	476,858
Other noncurrent assets	366,596	296,273	343,944
Total Assets	$6,167,733	$5,241,058	$6,393,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$2,994	$214	$—
Current portion of long-term debt	250,000	—	—
Accounts payable	535,273	438,913	579,152
Accrued liabilities	680,765	647,425	991,592
Income taxes payable	19,157	35,838	27,509
Total current liabilities	1,488,189	1,122,390	1,598,253
Noncurrent Liabilities
Long-term debt	2,323,303	2,839,119	2,570,992
Noncurrent lease liabilities	282,263	306,094	283,626
Other noncurrent liabilities	345,929	445,736	372,174
Total noncurrent liabilities	2,951,495	3,590,949	3,226,792
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,816,526	1,848,201	1,832,144
Treasury stock at cost: 88.1 million shares, 92.4 million shares and 90.7 million shares, respectively	(2,158,388)	(2,262,223)	(2,219,990)
Retained earnings	2,541,690	1,435,688	2,456,597
Accumulated other comprehensive loss	(913,148)	(935,316)	(941,271)
Total stockholders’ equity	1,728,049	527,719	1,568,849
Total Liabilities and Stockholders’ Equity	$6,167,733	$5,241,058	$6,393,894
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,235,687	$1,026,366	$2,276,987	$1,900,558
Cost of sales	686,769	538,361	1,245,174	1,000,716
Gross Profit	548,918	488,005	1,031,813	899,842
Advertising and promotion expenses	90,194	88,328	163,945	162,424
Other selling and administrative expenses	333,644	350,537	662,721	654,407
Operating Income	125,080	49,140	205,147	83,011
Interest expense	32,811	38,144	65,860	168,627
Interest (income)	(1,959)	(584)	(3,161)	(1,403)
Other non-operating expense (income), net	7,147	533	16,259	(555)
Income (Loss) Before Income Taxes	87,081	11,047	126,189	(83,658)
Provision for income taxes	26,585	20,644	50,495	40,949
(Income) from equity method investments	(5,944)	(4,060)	$(12,200)	$(6,685)
Net Income (Loss)	$66,440	$(5,537)	$87,894	$(117,922)
Net Income (Loss) Per Common Share - Basic	$0.19	$(0.02)	$0.25	$(0.34)
Weighted-average number of common shares	353,457	349,441	352,837	349,244
Net Income (Loss) Per Common Share - Diluted	$0.18	$(0.02)	$0.24	$(0.34)
Weighted-average number of common and potential common shares	359,838	349,441	358,948	349,244
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited; in thousands)
Net Income (Loss)	$66,440	$(5,537)	$87,894	$(117,922)
Other Comprehensive Income, Net of Tax
Currency translation adjustments	(6,490)	20,932	(5,569)	(7,201)
Employee benefit plan adjustments	1,324	2,221	2,711	4,569
Available-for-sale security adjustments	—	1,268	3,646	3,232
Net unrealized gains on derivative instruments:
Unrealized holding gains (losses)	26,425	(771)	33,889	9,331
Reclassification adjustments included in net income (loss)	(7,998)	2,060	(9,355)	(671)
	18,427	1,289	24,534	8,660
Other Comprehensive Income, Net of Tax	13,261	25,710	25,322	9,260
Comprehensive Income (Loss)	$79,701	$20,173	$113,216	$(108,662)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net Income (Loss)	$87,894	$(117,922)
Adjustments to reconcile net income (loss) to net cash flows used for operating activities:
Depreciation	71,698	72,727
Amortization	18,997	19,058
Share-based compensation	37,888	30,280
Bad debt expense	5,475	877
Inventory obsolescence	18,672	21,263
Deferred income taxes	31,007	7,588
(Income) from equity method investments	(12,200)	(6,685)
Loss on extinguishment of long-term borrowings	—	83,213
(Gain) on sale of assets/business, net	(15,177)	(21,839)
Changes in assets and liabilities:
Accounts receivable, net	68,797	239,567
Inventories	(447,230)	(338,313)
Prepaid expenses and other current assets	(47,314)	(14,700)
Accounts payable, accrued liabilities, and income taxes payable	(226,218)	(211,295)
Other, net	(17,268)	(5,189)
Net cash flows used for operating activities	(424,979)	(241,370)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(38,825)	(34,355)
Purchases of other property, plant, and equipment	(39,677)	(40,317)
(Payments of) proceeds from foreign currency forward exchange contracts, net	(460)	4,402
Proceeds from sale of assets/business	24,669	43,075
Other, net	749	—
Net cash flows used for investing activities	(53,544)	(27,195)
Cash Flows From Financing Activities:
Proceeds from (payments of) short-term borrowings, net	3,446	(755)
Payments of long-term borrowings	—	(1,287,022)
Proceeds from long-term borrowings, net	—	1,185,117
Tax withholdings for share-based compensation	(18,317)	(7,495)
Proceeds from stock option exercises	26,282	3,264
Other, net	(1,096)	(884)
Net cash flows provided by (used for) financing activities	10,315	(107,775)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	11,380	(1,098)
Decrease in Cash and Equivalents	(456,828)	(377,438)
Cash and Equivalents at Beginning of Period	731,362	762,181
Cash and Equivalents at End of Period	$274,534	$384,743
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2021	$441,369	$1,832,144	$(2,219,990)	$2,456,597	$(941,271)	$1,568,849
Net income	—	—	—	21,454	—	21,454
Other comprehensive income, net of tax	—	—	—	—	12,061	12,061
Issuance of treasury stock for stock option exercises	—	(3,183)	17,118	—	—	13,935
Issuance of treasury stock for restricted stock units vesting	—	(43,523)	25,968	—	—	(17,555)
Share-based compensation	—	19,323	—	—	—	19,323
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, March 31, 2022	$441,369	$1,804,761	$(2,176,904)	$2,475,250	$(926,409)	$1,618,067
Net income	—	—	—	66,440	—	66,440
Other comprehensive income, net of tax	—	—	—	—	13,261	13,261
Issuance of treasury stock for stock option exercises	—	(2,792)	15,139	—	—	12,347
Issuance of treasury stock for restricted stock units vesting	—	(3,997)	3,234	—	—	(763)
Deferred compensation	—	(12)	143	—	—	131
Share-based compensation	—	18,566	—	—	—	18,566
Balance, June 30, 2022	$441,369	$1,816,526	$(2,158,388)	$2,541,690	$(913,148)	$1,728,049

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2020	$441,369	$1,842,680	$(2,282,939)	$1,553,610	$(944,576)	$610,144
Net loss	—	—	—	(112,385)	—	(112,385)
Other comprehensive loss, net of tax	—	—	—	—	(16,450)	(16,450)
Issuance of treasury stock for stock option exercises	—	(803)	1,913	—	—	1,110
Issuance of treasury stock for restricted stock units vesting	—	(20,031)	13,065	—	—	(6,966)
Share-based compensation	—	15,112	—	—	—	15,112
Balance, March 31, 2021	$441,369	$1,836,958	$(2,267,961)	$1,441,225	$(961,026)	$490,565
Net loss	—	—	—	(5,537)	—	(5,537)
Other comprehensive income, net of tax	—	—	—	—	25,710	25,710
Issuance of treasury stock for stock option exercises	—	(676)	2,830	—	—	2,154
Issuance of treasury stock for restricted stock units vesting	—	(3,212)	2,683	—	—	(529)
Deferred compensation	—	(37)	225	—	—	188
Share-based compensation	—	15,168	—	—	—	15,168
Balance, June 30, 2021	$441,369	$1,848,201	$(2,262,223)	$1,435,688	$(935,316)	$527,719
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
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $14.3 million, $12.3 million, and $10.7 million as of June 30, 2022, June 30, 2021, and December 31, 2021, respectively.
3.     Inventories
Inventories include the following:

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Raw materials and work in process	$199,517	$169,794	$176,400
Finished goods	978,034	648,243	600,784
	$1,177,551	$818,037	$777,184
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net includes the following:

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Land	$19,385	$21,969	$21,811
Buildings	304,308	309,513	317,114
Machinery and equipment	719,206	754,884	762,462
Software	341,711	344,742	348,062
Tools, dies, and molds	531,151	593,191	537,499
Leasehold improvements	108,075	115,457	115,844
Construction in progress	53,246	52,564	55,559
	2,077,082	2,192,320	2,158,351
Less: accumulated depreciation	(1,635,015)	(1,732,492)	(1,702,385)
	$442,067	$459,828	$455,966

During the three months ended June 30, 2022, Mattel completed the sale of the American Girl corporate offices and a distribution center, located in Middleton, Wisconsin, which included land and buildings. The assets sold were previously designated as held for sale, and included within property, plant, and equipment, net in the consolidated balance sheet. Mattel received net proceeds from the sale of $23.8 million, which resulted in a pre-tax gain of $15.2 million, recorded in other selling and administrative expenses in the consolidated statement of operations.
During the three months ended March 31, 2021, Mattel completed the sale of a manufacturing plant, located in Mexico, which included land and buildings. The assets sold were previously designated as held for sale, and included within property, plant, and equipment, net in the consolidated balance sheet. Mattel received net proceeds from the sale of $24.8 million, which resulted in a pre-tax gain of $15.8 million, recorded in other selling and administrative expenses in the consolidated statement of operations.
5.     Goodwill and Intangible Assets, Net
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
The change in the carrying amount of goodwill by operating segment for the six months ended June 30, 2022 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact.

	December 31, 2021	Currency Exchange Rate Impact	June 30, 2022
	(In thousands)
North America	$731,789	$(3,129)	$728,660
International	450,847	(7,848)	442,999
American Girl	207,571	—	207,571
	$1,390,207	$(10,977)	$1,379,230
Intangible Assets, Net
Identifiable intangibles were $445.0 million, net of accumulated amortization of $346.0 million, $500.8 million, net of accumulated amortization of $306.0 million, and $476.9 million, net of accumulated amortization of $327.0 million as of June 30, 2022, June 30, 2021, and December 31, 2021, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and six months ended June 30, 2022 and 2021.
6.     Accrued Liabilities
Accrued liabilities include the following:

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Current lease liabilities	$74,097	$71,481	$73,752
Advertising and promotion	67,864	61,370	179,687
Incentive compensation	53,879	69,850	140,769

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
The senior secured revolving credit facilities consist of (i) an asset-based lending facility with aggregate commitments up to $1.11 billion, subject to borrowing base capacity, secured by substantially all of the accounts receivable and inventory of the Borrower and certain of its subsidiaries who are borrowers and/or guarantors under the Credit Agreement, as well as (ii) a revolving credit facility with $294.0 million in aggregate commitments secured by certain fixed assets and intellectual property of the U.S. borrowers under the Credit Agreement, and equity interests in certain borrower and guarantor subsidiaries under the Credit Agreement.
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
As of June 30, 2022, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and $3.0 million other short-term borrowings outstanding. As of June 30, 2021, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and $0.2 million of other short-term borrowings outstanding. As of December 31, 2021, Mattel had no borrowings outstanding under the senior secured revolving credit facilities and no other short-term borrowings outstanding. Outstanding letters of credit under the senior secured revolving credit facilities totaled approximately $9 million, $10 million, and $10 million as of June 30, 2022, June 30, 2021, and December 31, 2021, respectively.
As of June 30, 2022, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the senior secured revolving credit facilities. If Mattel were to default under the terms of the senior secured revolving credit facilities, its ability to meet its seasonal financing requirements could be adversely affected.

8.     Long-Term Debt
Long-term debt includes the following:

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2017/2018 Senior Notes due December 2025	—	275,000	—
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(26,697)	(35,881)	(29,008)
	$2,573,303	$2,839,119	$2,570,992
Less: current portion	(250,000)	—	—
Total long-term debt	$2,323,303	$2,839,119	$2,570,992
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
9.     Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Benefit plan liabilities	$167,262	$210,048	$179,857
Income taxes payable	59,644	67,161	62,915

10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended June 30, 2022
	Derivative Instruments	Available-for-Sale Securities	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2022	$14,903	$—	$(152,712)	$(788,600)	$(926,409)
Other comprehensive income (loss) before reclassifications	26,425	—	217	(6,490)	20,152
Amounts reclassified from accumulated other comprehensive income (loss)	(7,998)	—	1,107	—	(6,891)
Net increase (decrease) in other comprehensive income (loss)	18,427	—	1,324	(6,490)	13,261
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2022	$33,330	$—	$(151,388)	$(795,090)	$(913,148)

	For the Six Months Ended June 30, 2022
	Derivative Instruments	Available-for-Sale Securities	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	33,889	—	(98)	(5,569)	28,222
Amounts reclassified from accumulated other comprehensive income (loss)	(9,355)	3,646	2,809	—	(2,900)
Net increase (decrease) in other comprehensive income (loss)	24,534	3,646	2,711	(5,569)	25,322
Adjustment of accumulated other comprehensive loss to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2022	$33,330	$—	$(151,388)	$(795,090)	$(913,148)

	For the Three Months Ended June 30, 2021
	Derivative Instruments	Available-for-Sale Securities	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of March 31, 2021	$(7,998)	$(5,558)	$(184,506)	$(762,964)	$(961,026)
Other comprehensive (loss) income before reclassifications	(771)	1,268	(254)	20,932	21,175
Amounts reclassified from accumulated other comprehensive loss	2,060	—	2,475	—	4,535
Net increase (decrease) in other comprehensive income (loss)	1,289	1,268	2,221	20,932	25,710
Accumulated Other Comprehensive Loss, Net of Tax, as of June 30, 2021	$(6,709)	$(4,290)	$(182,285)	$(742,032)	$(935,316)

	For the Six Months Ended June 30, 2021
	Derivative Instruments	Available-for-Sale Securities	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	9,331	3,232	(259)	(7,201)	5,103
Amounts reclassified from accumulated other comprehensive loss	(671)	—	4,828	—	4,157
Net increase (decrease) in other comprehensive income (loss)	8,660	3,232	4,569	(7,201)	9,260
Accumulated Other Comprehensive Loss, Net of Tax, as of June 30, 2021	$(6,709)	$(4,290)	$(182,285)	$(742,032)	$(935,316)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2022	June 30, 2021	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange and other contracts	$8,043	$(1,969)	Cost of sales
Tax effect	(45)	(91)	Provision for income taxes
	$7,998	$(2,060)	Net income (loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$436	$390	Other non-operating expense (income), net
Recognized actuarial loss (a)	(2,319)	(2,773)	Other non-operating expense (income), net
	$(1,883)	$(2,383)
Tax effect	776	(92)	Provision for income taxes
	$(1,107)	$(2,475)	Net income (loss)
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.

	For the Six Months Ended
	June 30, 2022	June 30, 2021	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange and other contracts	$9,472	$870	Cost of sales
Tax effect	(117)	(199)	Provision for income taxes
	$9,355	$671	Net Income (loss)
Employee Benefit Plans
Amortization of prior service credit (a)	$905	$789	Other non-operating expense (income), net
Recognized actuarial loss (a)	(4,541)	(5,555)	Other non-operating expense (income), net
	(3,636)	(4,766)
Tax effect	827	(62)	Provision for income taxes
	$(2,809)	$(4,828)	Net Income (loss)
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
Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Currency translation adjustments resulted in a net loss of $5.6 million for the six months ended June 30, 2022, primarily due to the weakening of the British pound sterling and the Euro against the U.S. dollar, offset by the strengthening of the Russian ruble and the Brazilian real against the U.S. dollar. Currency translation adjustments resulted in a net loss of $7.2 million for the six months ended June 30, 2021, primarily due to the weakening of the Turkish lira against the U.S. dollar.
11.     Foreign Currency Transaction Exposure
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating expense (income), net in the consolidated statements of operations in the period in which the currency exchange rate changes. Transactions denominated in the Chinese yuan, Euro, Mexican peso, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel during the six months ended June 30, 2022.

Currency transaction losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	June 30, 2022	June 30, 2021	Statements of Operations Classification
	(In thousands)
Currency transaction (losses) gains	$(8,721)	$1,069	Operating income
Currency transaction (losses)	(12,347)	(1,501)	Other non-operating expense (income), net
Currency transaction (losses), net	$(21,068)	$(432)

	For the Six Months Ended
	June 30, 2022	June 30, 2021	Statements of Operations Classification
	(In thousands)
Currency transaction (losses)	$(8,258)	$(2,503)	Operating income
Currency transaction (losses)	(18,791)	(4,809)	Other non-operating expense (income), net
Currency transaction (losses), net	$(27,049)	$(7,312)
12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (loss) ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of June 30, 2022, June 30, 2021, and December 31, 2021, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $872 million, $1.29 billion, and $925 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2022	June 30, 2021	December 31, 2021
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$31,145	$5,405	$13,361
Foreign currency forward exchange and other contracts	Other noncurrent assets	6,383	1,774	1,000
Total derivatives designated as hedging instruments		$37,528	$7,179	$14,361
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$6,654	$1,624	$3,714
		$44,182	$8,803	$18,075

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2022	June 30, 2021	December 31, 2021
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,132	$10,774	$2,301
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	107	270	280
Total derivatives designated as hedging instruments		$1,239	$11,044	$2,581
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$897	$5,187	$1,229
		$2,136	$16,231	$3,810

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Three Months Ended
	June 30, 2022	June 30, 2021	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains (losses) recognized in OCI	$26,425	$(771)
Amount of gains (losses) reclassified from accumulated OCI to consolidated statements of operations	7,998	(2,060)	Cost of sales

	Derivatives Designated As Hedging Instruments
	For the Six Months Ended
	June 30, 2022	June 30, 2021	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains recognized in OCI	$33,889	$9,331
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	9,355	671	Cost of sales
The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and six months ended June 30, 2022 and 2021, respectively, were offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Three Months Ended
	June 30, 2022	June 30, 2021	Statements of Operations Classification
	(In thousands)
Amount of net gains recognized in the Statements of Operations
Foreign currency forward exchange and other contract gains	$10,954	$7,673	Other non-operating expense (income), net
Foreign currency forward exchange and other contract gains	—	—	Cost of sales
	$10,954	$7,673

	Derivatives Not Designated As Hedging Instruments
	For the Six Months Ended
	June 30, 2022	June 30, 2021	Statements of Operations Classification
	(In thousands)
Amount of net gains (losses) recognized in the Statements of Operations
Foreign currency forward exchange and other contract gains (losses)	$3,121	$(963)	Other non-operating expense (income), net
Foreign currency forward exchange and other contract gains	—	639	Cost of sales
	$3,121	$(324)

The net gains (losses) recognized in the consolidated statements of operations during the three and six months ended June 30, 2022 and June 30, 2021, respectively, were partially offset by foreign currency transaction gains and losses on the related derivative balances.
13.     Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2022, June 30, 2021, and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel's financial assets and liabilities include the following:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$44,182	$—	$44,182
Equity securities (b)	4,400	—	—	4,400
Total assets	$4,400	$44,182	$—	$48,582
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$2,136	$—	$2,136

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$8,803	$—	$8,803
Equity securities (b)	7,500	—	—	7,500
Total assets	$7,500	$8,803	$—	$16,303
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$16,231	$—	$16,231

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$18,075	$—	$18,075
Equity securities (b)	5,343	—	—	5,343
Total assets	$5,343	$18,075	$—	$23,418
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$3,810	$—	$3,810
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
The estimated fair value of Mattel's long-term debt was $2.42 billion (compared to a carrying value of $2.60 billion) as of June 30, 2022, $3.09 billion (compared to a carrying value of $2.88 billion) as of June 30, 2021, and $2.82 billion (compared to a carrying value of $2.60 billion) as of December 31, 2021. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands, except per share amounts)
Basic:
Net income (loss)	$66,440	$(5,537)	$87,894	$(117,922)
Weighted-average number of common shares	353,457	349,441	352,837	349,244
Basic net income (loss) per common share	$0.19	$(0.02)	$0.25	$(0.34)

Diluted:
Net income (loss)	$66,440	$(5,537)	$87,894	$(117,922)
Weighted-average number of common shares	353,457	349,441	352,837	349,244
Dilutive share-based awards (a)	6,381	—	6,111	—
Weighted-average number of common and potential common shares	359,838	349,441	358,948	349,244
Diluted net income (loss) per common share	$0.18	$(0.02)	$0.24	$(0.34)
(a)For the three and six months ended June 30, 2022, share-based awards totaling 10.6 million and 10.1 million were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. Mattel was in a net loss position for the three and six months ended June 30, 2021, and, accordingly, all outstanding share-based awards were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2021 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)		(In thousands)
Service cost	$1,019	$1,293	$2,066	$2,586
Interest cost	3,039	2,530	6,116	5,070
Expected return on plan assets	(4,826)	(4,637)	(9,704)	(9,264)
Amortization of prior service cost	73	119	113	230
Recognized actuarial loss	2,344	2,775	4,591	5,560
	$1,649	$2,080	$3,182	$4,182

A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)		(In thousands)
Interest cost	$22	$19	$44	$39
Amortization of prior service credit	(509)	(509)	(1,018)	(1,019)
Recognized actuarial gain	(25)	(2)	(50)	(5)
	$(512)	$(492)	$(1,024)	$(985)
Mattel's service cost component is recorded within operating income while other components of net periodic pension cost and postretirement benefit cost are recorded outside of operating income, presented in other non-operating expense, net.
During the six months ended June 30, 2022, Mattel made cash contributions totaling approximately $2 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2022, Mattel expects to make additional cash contributions of approximately $4 million.
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
As of June 30, 2022, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2020–December 31, 2022 performance cycle, (ii) a January 1, 2021–December 31, 2023 performance cycle, and (iii) a January 1, 2022–December 31, 2024 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Stock option compensation expense	$2,575	$2,662	$4,894	$5,444
RSU compensation expense	11,317	7,673	18,167	14,031
Performance award compensation expense	4,674	4,833	14,827	10,805
	$18,566	$15,168	$37,888	$30,280
As of June 30, 2022, total unrecognized compensation expense related to unvested share-based payments totaled $132.2 million and is expected to be recognized over a weighted-average period of 2.3 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $26.3 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.

17.     Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Design and development	$49,306	$46,747	$91,941	$90,728
Identifiable intangible asset amortization	9,672	9,544	18,997	19,058
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
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Cost of sales (a)	$5,760	$(151)	$8,429	$1,782
Other selling and administrative expenses (b)	5,747	11,444	12,161	17,154
	$11,507	$11,293	$20,590	$18,936
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating income (loss) in "Note 21 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 21 to the Consolidated Financial Statements—Segment Information."
The following tables summarize Mattel's severance and other restructuring charges activity related to the Program for the six months ended June 30, 2022 and 2021, respectively:

	Liability at December 31, 2021	Charges (a)	Payments/Utilization	Liability at June 30, 2022
	(In thousands)
Severance	$12,411	$11,754	$(9,011)	$15,154
Other restructuring charges	2,834	8,836	(10,705)	965
	$15,245	$20,590	$(19,716)	$16,119

	Liability at December 31, 2020	Charges (a)	Payments/Utilization	Liability at June 30, 2021
	(In thousands)
Severance	$5,294	$10,374	$(4,537)	$11,131
Other restructuring charges	30	8,562	(5,417)	3,175
	$5,324	$18,936	$(9,954)	$14,306
(a) Other restructuring charges consist primarily of charges associated with the consolidation of manufacturing facilities and restructuring of commercial and corporate functions.

As of June 30, 2022, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $106 million, which included approximately $24 million of non-cash charges. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $165 to $190 million and total expected non-cash charges are $70 to $75 million.
19.     Income Taxes
Mattel's provision for income taxes was $26.6 million and $50.5 million for the three and six months ended June 30, 2022, respectively, and $20.6 million and $40.9 million for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, Mattel recognized a net discrete tax expense of $2.4 million and net discrete tax expense of $14.6 million, respectively, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of tax liabilities from prior years. During the three and six months ended June 30, 2021, Mattel recognized a net discrete tax expense of $12.2 million and net discrete tax expense of $19.5 million, respectively, primarily related to income taxes recorded on a discrete basis in various jurisdictions, tax rate changes impacting deferred tax assets, and reassessments of tax liabilities from prior years.

Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three and six months ended June 30, 2021, Mattel had a valuation allowance on U.S. federal, state, and certain foreign deferred tax assets. During the second half of 2021, Mattel released the valuation allowances related to U.S. federal, state, and certain foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases resulted in the recognition of $540.8 million of deferred tax assets as of December 31, 2021. Mattel's valuation allowance position has remained unchanged as of June 30, 2022.

In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by approximately $18.4 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.

During the three and six months ended June 30, 2022, Mattel has recorded on a discrete basis a deferred tax liability on certain foreign subsidiaries of approximately $7.1 million and $14.8 million, respectively. For remaining undistributed foreign earnings, Mattel has not provided any deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered indefinitely reinvested in the business or may be remitted substantially free of any additional local taxes. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when Mattel determines that it is advantageous for business operations or cash management purposes.
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

In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of June 30, 2022, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which is not material.

Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the federal courts’ Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a classwide basis. Plaintiffs have filed a petition for leave to appeal the court's denial of certification to the United States Court of Appeals for the Second Circuit. Mattel has filed a response opposing that petition and, in the alternative, a cross-petition to appeal the portion of the order certifying the issue class.
Thirty-six additional lawsuits filed between April 2019 and July 2022 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to forty children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
In addition, a stockholder has filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action are certain of Mattel's current and former officers and directors. In August 2020, the derivative action was stayed pending further developments in the class action lawsuits. In August 2021, a second similar derivative action was filed in the Court of Chancery for the State of Delaware (Armon v. Bradley, et al., filed August 30, 2021), which is also stayed.
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
Litigation and Investigations Related to Whistleblower Letter
In December 2019 and January 2020, two stockholders filed separate complaints styled as class actions against Mattel, Inc. and certain of its former officers (the "Mattel Defendants"), as well as others, in the United States District Court for the Central District of California, alleging violations of federal securities laws. The two complaints were consolidated in April 2020 and an amended complaint was filed in May 2020. The complaints rely on the results of an investigation announced by Mattel in October 2019 regarding allegations in a whistleblower letter and claim that Mattel misled the market in several of its financial statements beginning in the third quarter of 2017. The lawsuits allege that the defendants' conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices, the court granted plaintiffs' motion for class certification in September 2021. Following a mediation on October 25, 2021, the parties reached an agreement in principle to settle the class action lawsuits, which was later approved by the court. In February 2022, the Mattel Defendants paid $86 million in settlement of the claims against them, which was funded in full by Mattel’s insurers. The settlement does not entail any admission of fault or liability by the Mattel Defendants, which the Mattel Defendants have expressly contested throughout the pendency of the litigation.

In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel's current and former officers and directors, and PricewaterhouseCoopers LLP ("PwC"), with Mattel, Inc. named as a nominal defendant. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the Moher and Lombardi derivative actions were consolidated and stayed pending further developments in the class action lawsuits. In June 2021, a third similar derivative action was filed in the United States District Court for the District of Delaware (Chagnon v. Kreiz, et al., filed June 22, 2021). Seven additional derivative actions asserting similar claims are also pending in the Court of Chancery for the State of Delaware (Owen v. Euteneuer, et al., filed May 12, 2021; Andersen v. Georgiadis, et al., filed May 18, 2021; Armon v. Euteneuer, et al., filed June 29, 2021; Haag v. Euteneuer, et al., filed September 9, 2021; Shumacher v. Kreiz, et al., filed October 19, 2021; Mizell v. PricewaterhouseCoopers LLP, et al., filed October 29, 2021; and Behrens v. Euteneuer, et al., filed November 18, 2021). An additional derivative action was also filed in United States District Court for the Central District of California (City of Pontiac Police and Fire Retirement System v. PricewaterhouseCoopers LLP, et al. filed October 27, 2021). On March 11, 2022, the parties to the above actions engaged in a private mediation, after which defendants and certain of the plaintiffs reached an agreement in principle to settle the derivative claims asserted in certain of the actions. Pursuant to the terms of the stipulation of settlement, which was filed with the Court of Chancery on July 1, 2022 and remains subject to court approval, Mattel will receive a settlement payment in the amount of $7 million, less attorneys' fees, to be paid by Mattel's insurers and PwC, and further agreed to institute certain governance enhancements requested by the plaintiffs. The settlement does not entail any admission of fault or liability by any of the defendants.
The lawsuits seek unspecified compensatory and punitive damages, attorneys' fees, expert fees, costs, equitable relief and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. Mattel believes that the estimated loss, if any, will be immaterial.

Mattel has also received subpoenas from the Securities and Exchange Commission (the "SEC"), seeking documents related to the whistleblower letter and subsequent investigation, and has responded to those subpoenas. Mattel has also responded to requests from the United States Attorney's Office for the Southern District of New York ("SDNY") related to this matter. Mattel is in discussions with the SEC about resolving the matter. As of June 30, 2022, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material. Mattel cannot predict the ultimate outcome of any potential investigation resolution or legal action in this matter, or whether such outcome will result in a material impact on Mattel’s financial condition, results of operations, or cash flows.
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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Net Sales by Segment
North America	$726,504	$560,830	$1,328,621	$1,040,489
International	476,396	424,897	880,238	$774,252
American Girl	32,787	40,639	68,128	85,817
Net sales	$1,235,687	$1,026,366	$2,276,987	$1,900,558

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Operating Income (Loss) by Segment (a)
North America	$198,887	$149,600	$370,300	$274,451
International	58,350	50,758	105,184	87,018
American Girl	5,765	(9,725)	(11,462)	(19,290)
	263,002	190,633	464,022	342,179
Corporate and other expense (b)	(137,922)	(141,493)	(258,875)	(259,168)
Operating Income	125,080	49,140	205,147	83,011
Interest expense	32,811	38,144	65,860	168,627
Interest (income)	(1,959)	(584)	(3,161)	(1,403)
Other non-operating expense (income), net	7,147	533	16,259	(555)
Income (Loss) Before Income Taxes	$87,081	$11,047	$126,189	$(83,658)
(a)Segment operating income (loss) included (i) severance and restructuring expenses of $5.8 million and $8.4 million for the three and six months ended June 30, 2022, respectively, and $(0.2) million and $1.8 million, for the three and six months ended June 30, 2021, respectively, which were allocated to the North America and International segments, and (ii) a gain on sale of assets of $15.2 million from the sale of the American Girl corporate office and distribution center for the three months and six months ended June 30, 2022, which was recorded in the American Girl segment.
(b)Corporate and other expense included (i) severance and restructuring charges of $5.8 million and $12.6 million for the three and six months ended June 30, 2022, respectively, and $10.7 million and $16.5 million for the three and six months ended June 30, 2021, respectively, (ii) no expenses related to inclined sleeper product recall litigation for the three months ended June 30, 2022 and $0.6 million for the six months ended June 30, 2022, and $6.8 million and $12.1 million, for the three and six months ended June 30, 2021, respectively, and (iii) a gain on sale of assets of $15.8 million from the sale of a manufacturing plant in Mexico for the six months ended June 30, 2021.
Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	June 30, 2022	June 30, 2021	December 31, 2021
	(In thousands)
Assets by Segment
North America	$1,026,173	$686,959	$784,836
International	809,990	644,450	798,833
American Girl	72,806	51,453	52,168
	1,908,969	1,382,862	1,635,837
Corporate and other	257,776	219,259	214,031
Accounts receivable and inventories, net	$2,166,745	$1,602,121	$1,849,868

Geographic Information
The table below presents information by geographic area. Net sales are attributed to countries based on location of the customer.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Net Sales by Geographic Area
North America	$759,291	$601,469	$1,396,749	$1,126,306
International
EMEA	270,910	246,816	548,652	484,985
Latin America	124,752	92,477	196,725	148,755
Asia Pacific	80,734	85,604	134,861	140,512
Total International	476,396	424,897	880,238	774,252
Net sales	$1,235,687	$1,026,366	$2,276,987	$1,900,558
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
Accounting Pronouncements Not Yet Adopted

In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020- 04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The adoption of ASU 2020-04 and ASU 2021-01 is not expected to have a material impact on Mattel's consolidated financial statements.

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
Russia - Ukraine War
The ongoing war between Russia and Ukraine has led to volatility and disruption in these countries. The length and impact of the ongoing war is highly unpredictable. While Mattel has no direct operations in Ukraine, its operations in Russia have experienced significant disruption, Mattel has paused all shipments into Russia and expects its net sales in these countries to decline in 2022. Mattel's net sales in these two countries represented less than 3% of total net sales during the year ended December 31, 2021. In addition, as of June 30, 2022, Mattel held $60.9 million of cash in Russia. While this cash can be used within Russia, its movement out of Russia is currently limited.
COVID-19 Update / Recent Developments
The impact of the coronavirus disease ("COVID-19") and the actions taken by governments, businesses, and individuals in response to it have resulted in significant global economic disruption, including, but not limited to, temporary business closures, reduced retail traffic, volatility in financial markets, and restrictions on travel. Although COVID-19 disruption and local restrictions have impacted Mattel's business, consumer demand for toys has remained strong in recent periods.
Retail inventories have increased at the end of the second quarter of 2022 as retailers have ordered product to meet the projected increase in consumer demand, including products tied to major theatrical releases, and to increase inventory levels in advance of the holiday season to reduce supply chain risk. These factors have contributed to year-over-year net sales increases during the first half of 2022 in the North America and International segments. Net sales declined in the American Girl segment during the first half of 2022, as compared to a strong first half of 2021.
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
Cost inflation, primarily in raw materials and ocean freight, and other supply chain costs, has adversely affected Mattel’s gross margin in the first half of 2022, due to increased demand for raw materials and distribution services and the broad disruption of the global supply chain associated with the impact of COVID-19. Mattel's margins have also been negatively impacted by increased royalty expense, reflecting increased sales of licensed properties. These negative factors were partially offset by pricing, top-line growth, which generated favorable fixed cost absorption, and incremental realized savings from the Optimizing for Growth program. Mattel expects cost inflation will be more significant in 2022 than in 2021, however, the impact of cost inflation is expected to be partially offset by further pricing actions that will take effect in the second half of 2022.
Broad concerns related to macro-economic outlook, including inflation, may impact consumer spending, which could impact future demand for Mattel’s products. To the extent cost inflation becomes more significant than anticipated, or Mattel is unable to offset inflation through mitigating actions, it may have a material effect on Mattel’s results of operations and financial condition. The future impact of COVID-19, or other macro-economic factors, on Mattel's business, results of operations, financial position, and cash flows remains uncertain at this time due to evolving circumstances. Mattel continues to closely monitor the situation and is actively managing its business as developments occur. Refer to Part I, Item 1A "Risk Factors" in the 2021 Annual Report on Form 10-K for further discussion regarding potential impacts of COVID-19 on Mattel’s business.
The specific line items that have been materially affected by these impacts of COVID-19 are noted within "Results of Operations—Second Quarter" and "Results of Operations—First Half" below.  In addition to the impacts of COVID-19, it is reasonably likely that the pandemic and its resulting effects could have other unforeseen consequences that affect Mattel’s business.

Results of Operations—Second Quarter
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the second quarter of 2022 and 2021:

	For the Three Months Ended				Year/Year Change
	June 30, 2022		June 30, 2021
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,235.7		$1,026.4		20%
Cost of sales	686.8	55.6%	538.4	52.5%	28%	310
Gross profit	548.9	44.4%	488.0	47.5%	12%	(310)
Advertising and promotion expenses	90.2	7.3%	88.3	8.6%	2%	(130)
Other selling and administrative expenses	333.6	27.0%	350.5	34.2%	-5%	(720)
Operating income	125.1	10.1%	49.1	4.8%	155%	530
Interest expense	32.8	2.7%	38.1	3.7%	-14%	(100)
Interest (income)	(2.0)	-0.2%	(0.6)	-0.1%	236%	-10
Other non-operating expense, net	7.1		0.5
Income before income taxes	87.1	7.0%	11.0	1.1%	688%	590
Provision for income taxes	26.6		20.6
(Income) from equity method investments	(5.9)		(4.1)
Net income (loss)	$66.4	5.4%	$(5.5)	-0.5%	n/m	590
n/m - Not Meaningful
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the second quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2022	June 30, 2021
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$401.3	$394.7	2%	-3%
Infant, Toddler, and Preschool	274.6	229.4	20%	-3%
Vehicles	328.3	266.3	23%	-5%
Action Figures, Building Sets, Games, and Other	372.0	258.2	44%	-4%
Gross Billings	$1,376.3	$1,148.6	20%	-4%
Sales Adjustments	(140.6)	(122.2)
Net Sales	$1,235.7	$1,026.4	20%	-4%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$300.8	$291.3	3%	-4%
Hot Wheels	286.5	227.4	26%	-5%
Fisher-Price and Thomas & Friends	250.5	207.8	21%	-3%
Other	538.4	422.2	28%	-3%
Gross Billings	$1,376.3	$1,148.6	20%	-4%

Gross billings were $1.38 billion in the second quarter of 2022, an increase of $227.7 million, or 20%, as compared to $1.15 billion in the second quarter of 2021. The increase was due to higher billings across all categories.
Dolls gross billings increased 2%, of which 3% was due to higher billings of Barbie products and 2% was due to higher billings of Polly Pocket products. This was partially offset by lower billings of American Girl products of 2%.
Infant, Toddler, and Preschool gross billings increased 20%, of which 19% was due to higher billings of Fisher-Price and Thomas & Friends products, primarily driven by higher billings of Imaginext and Little People products.
Vehicles gross billings increased 23%, of which 22% was due to higher billings of Hot Wheels products, driven by positive brand momentum.
Action Figures, Building Sets, Games, and Other gross billings increased 44%, of which 28% was driven by higher billings of Jurassic World products and 21% was driven by initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of other Action Figures products of 7%.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments increased to $140.6 million in the second quarter of 2022, as compared to $122.2 million in the second quarter of 2021, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 11.4% for the second quarter of 2022, as compared to 11.9% for the second quarter of 2021.
Cost of Sales
Cost of sales increased by $148.4 million, or 28%, to $686.8 million in the second quarter of 2022 from $538.4 million in the second quarter of 2021. Within cost of sales, product and other costs increased by $113.1 million, or 26%, to $553.0 million in the second quarter of 2022 from $439.9 million in the second quarter of 2021; royalty expense increased by $22.4 million, or 60%, to $59.8 million in the second quarter of 2022 from $37.5 million in the second quarter of 2021; and outbound freight and logistics expenses increased by $13.0 million, or 21%, to $73.9 million in the second quarter of 2022 from $61.0 million in the second quarter of 2021.
Gross Margin
Gross margin decreased to 44.4% in the second quarter of 2022 from 47.5% in the second quarter of 2021. The decrease in gross margin was driven by cost inflation, primarily in raw materials and ocean freight, other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties. The decrease was partially offset by favorable pricing actions, favorable fixed cost absorption, and incremental realized savings from the Optimizing for Growth program.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 7.3% in the second quarter of 2022, as compared to 8.6% in the second quarter of 2021, primarily due to a 20% increase in net sales.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $333.6 million, or 27.0% of net sales, in the second quarter of 2022, as compared to $350.5 million, or 34.2% of net sales, in the second quarter of 2021. The decrease in other selling and administrative expenses was primarily due to a gain on sale of the American Girl corporate office and distribution center and incremental realized savings from the Optimizing for Growth program, partially offset by information technology and administrative costs, as well as market-related pay increases.

Interest Expense
Interest expense was $32.8 million for the second quarter of 2022, as compared to $38.1 million for the second quarter of 2021. The decrease in interest expense was primarily due to lower interest expense resulting from the partial repayment and refinancing of the 2017/2018 Senior Notes due December 2025 (the "2025 Notes") in 2021.
Provision For Income Taxes
Mattel's provision for income taxes was $26.6 million for the three months ended June 30, 2022, and $20.6 million for the three months ended June 30, 2021, primarily due to higher pre-tax income, partially offset by the impact of discrete tax items. During the three months ended June 30, 2022, Mattel recognized a net discrete tax expense of $2.4 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of tax liabilities from prior years. During the three months ended June 30, 2021, Mattel recognized a net discrete tax expense of $12.2 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions, tax rate changes impacting deferred tax assets, and reassessments of tax liabilities from prior years.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three months ended June 30, 2021, Mattel had a valuation allowance on U.S. federal, state, and certain foreign deferred tax assets. During the second half of 2021, Mattel released the valuation allowances related to U.S. federal, state, and certain foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases resulted in the recognition of $540.8 million of deferred tax assets as of December 31, 2021. Mattel's valuation allowance position has remained unchanged as of June 30, 2022.
Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the second quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2022	June 30, 2021
	(In millions, except percentage information)
Net Sales	$726.5	$560.8	30%	—%
Segment Operating Income	198.9	149.6	33%

Gross Billings by Categories
Dolls	$190.7	$172.6	10%	-1%
Infant, Toddler, and Preschool	178.3	139.9	27%	-1%
Vehicles	177.6	131.3	35%	—%
Action Figures, Building Sets, Games, and Other	228.3	154.1	48%	—%
Gross Billings	$774.9	$597.9	30%	—%
Sales Adjustments	(48.3)	(37.0)
Net Sales	$726.5	$560.8	30%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$156.7	$151.4	3%	-1%
Hot Wheels	152.6	109.7	39%	—%
Fisher-Price and Thomas & Friends	162.2	122.9	32%	—%
Other	303.4	213.9	42%	—%
Gross Billings	$774.9	$597.9	30%	—%

Gross billings for the North America segment were $774.9 million in the second quarter of 2022, an increase of $177.0 million, or 30%, as compared to $597.9 million in the second quarter of 2021. The increase in the North America segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 10%, of which 4% was due to higher billings of Polly Pocket products, 3% was due to higher billings of Barbie products, and 2% was due to higher billings of Monster High products.
Infant, Toddler, and Preschool gross billings increased 27%, of which 28% was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 35%, of which 32% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 48%, of which 26% was due to higher billings of Jurassic World products and 20% from initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022.
Sales adjustments as a percentage of net sales was relatively consistent at 6.7% for the second quarter of 2022, as compared to 6.6% for the second quarter of 2021.
Cost of sales increased 35% in the second quarter of 2022, as compared to a 30% increase in net sales, with the increase in cost of sales driven by higher product and other costs and higher royalty expenses. Gross margin in the second quarter of 2022 decreased primarily due to cost inflation, primarily in raw materials and ocean freight, other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties. The decrease was partially offset by favorable pricing actions, incremental realized savings from the Optimizing for Growth program, and favorable fixed cost absorption. North America segment operating income was $198.9 million in the second quarter of 2022, as compared to segment operating income of $149.6 million in the second quarter of 2021, driven by higher gross profit, partially offset by higher selling and administrative expenses.

International Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the second quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2022	June 30, 2021
	(In millions, except percentage information)
Net Sales	$476.4	$424.9	12%	-8%
Segment Operating Income	58.4	50.8	15%

Gross Billings by Categories
Dolls	$177.3	$180.7	-2%	-8%
Infant, Toddler, and Preschool	96.3	89.5	8%	-7%
Vehicles	150.7	135.0	12%	-8%
Action Figures, Building Sets, Games, and Other	143.7	104.1	38%	-10%
Gross Billings	$568.0	$509.2	12%	-8%
Sales Adjustments	(91.6)	(84.3)
Net Sales	$476.4	$424.9	12%	-8%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$144.2	$139.9	3%	-8%
Hot Wheels	133.9	117.7	14%	-8%
Fisher-Price and Thomas & Friends	88.3	84.9	4%	-7%
Other	201.6	166.8	21%	-9%
Gross Billings	$568.0	$509.2	12%	-8%
Gross billings for the International segment were $568.0 million in the second quarter of 2022, an increase of $58.8 million, or 12%, as compared to $509.2 million in the second quarter of 2021. The increase was due to higher billings of Action Figures, Building Sets, Games, and Other, Vehicles, and Infant, Toddler, and Preschool.
Dolls gross billings decreased 2%, of which 2% was due to lower billings of Spirit products and 2% was due to lower billings of Cave Club products, partially offset by higher billings of Barbie products of 2%.
Infant, Toddler, and Preschool gross billings increased 8%, of which 4% was due to higher billings of Fisher-Price and Thomas & Friends products and 2% was due to higher billings of DC Comics products.
Vehicles gross billings increased 12%, of which 12% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 38%, of which 29% was due to higher billings of Jurassic World products and 22% was due to initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of other Action Figures products of 9% and lower billings of Games products of 7%.
Sales adjustments as a percentage of net sales was relatively consistent at 19.2% for the second quarter of 2022, as compared to 19.9% for the second quarter of 2021.
Cost of sales increased 19% in the second quarter of 2022, as compared to a 12% increase in net sales, with the increase in cost of sales driven by higher product and other costs and higher royalty expenses. Gross margin in the second quarter of 2022 decreased primarily due to cost inflation, primarily in raw materials and ocean freight, other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties. The decrease was partially offset by favorable product mix, favorable pricing actions, incremental realized savings from the Optimizing for Growth program, and favorable fixed cost absorption. International segment operating income was $58.4 million in the second quarter of 2022, as compared to a segment operating income of $50.8 million in the second quarter of 2021, primarily driven by higher gross profit, partially offset by higher advertising and promotion expenses.

American Girl Segment
The following table provides a summary of Mattel's net sales, segment operating income (loss), and gross billings for the American Girl segment for the second quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2022	June 30, 2021
	(In millions, except percentage information)
Net Sales	$32.8	$40.6	-19%	—%
Segment Operating Income (Loss)	5.8	(9.7)	n/m

American Girl Segment
Total Gross Billings	$33.4	$41.5	-19%	—%
Sales Adjustments	(0.6)	(0.8)
Total Net Sales	$32.8	$40.6	-19%	—%
n/m - Not Meaningful
Gross billings for the American Girl segment was $33.4 million in the second quarter of 2022, a decrease of $8.1 million, or 19%, as compared to $41.5 million in the second quarter of 2021. The decrease was driven by lower direct-to-consumer channel billings.
Cost of sales decreased 14.0%, as compared to a 19% decrease in net sales, with the decrease in cost of sales driven by lower product and other costs. Gross margin in the second quarter of 2022 decreased primarily due to cost inflation and unfavorable fixed cost absorption, partially offset by incremental realized savings from the Optimizing for Growth program. American Girl segment operating income was $5.8 million in the second quarter of 2022, as compared to segment operating loss of $9.7 million in the second quarter of 2021, primarily driven by lower other selling and administrative expenses as a result of a gain on sale of the American Girl corporate office and distribution center.

Results of Operations—First Half
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the first half of 2022 and 2021:

	For the Six Months Ended				Year/Year Change
	June 30, 2022		June 30, 2021
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$2,277.0		$1,900.6		20%
Cost of sales	1,245.2	54.7%	1,000.7	52.7%	24%	200
Gross profit	1,031.8	45.3%	899.8	47.3%	15%	(200)
Advertising and promotion expenses	163.9	7.2%	162.4	8.5%	1%	(130)
Other selling and administrative expenses	662.7	29.1%	654.4	34.4%	1%	(530)
Operating income	205.1	9.0%	83.0	4.4%	147%	460
Interest expense	65.9	2.9%	168.6	8.9%	-61%	(600)
Interest (income)	(3.2)	-0.1%	(1.4)	-0.1%	125%	—
Other non-operating expense (income), net	16.3		(0.6)
Income (loss) before income taxes	126.2	5.5%	(83.7)	-4.4%	n/m	990
Provision for income taxes	50.5		40.9
Income from equity method investments	(12.2)		(6.7)
Net income (loss)	$87.9	3.9%	$(117.9)	-6.2%	n/m	1,010
n/m - Not Meaningful
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first half of 2022 and 2021:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2022	June 30, 2021
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$797.5	$776.0	3%	-3%
Infant, Toddler, and Preschool	480.2	412.5	16%	-3%
Vehicles	610.4	481.7	27%	-5%
Action Figures, Building Sets, Games, and Other	652.7	457.3	43%	-4%
Gross Billings	$2,540.7	$2,127.6	19%	-4%
Sales Adjustments	(263.7)	(227.0)
Net Sales	$2,277.0	$1,900.6	20%	-3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$598.8	$567.5	6%	-3%
Hot Wheels	527.9	412.0	28%	-5%
Fisher-Price and Thomas & Friends	439.8	379.3	16%	-3%
Other	974.1	768.7	27%	-3%
Gross Billings	$2,540.7	$2,127.6	19%	-4%

Gross billings were $2.54 billion in the first half of 2022, an increase of $413.1 million, or 19%, as compared to $2.13 billion in the first half of 2021, with an unfavorable impact from changes in currency exchange rates of four percentage points. The increase in gross billings for the first half of 2022 was due to higher billings across all categories.
Dolls gross billings increased 3%, of which 4% was due to higher billings of Barbie products, and 2% due to higher billings of Polly Pocket products, partially offset by lower billings of American Girl products of 3%.
Infant, Toddler, and Preschool gross billings increased 16%, of which 14% was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 27%, of which 24% was due to higher billings of Hot Wheels products, driven by positive brand momentum, and 1% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 43%, of which 26% was due to higher billings of Jurassic World products and 16% was driven by initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022.
Sales adjustments represent arrangements with Mattel’s customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors, such as sales to consumers. Sales adjustments increased to $263.7 million in the first half of 2022, as compared to $227.0 million in the first half of 2021, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 11.6% for the first half of 2022 as compared to 11.9% for the first half of 2021.
Cost of Sales
Cost of sales increased by $244.5 million, or 24%, to $1.25 billion in the first half of 2022 from $1.00 billion in the first half of 2021. Within cost of sales, product and other costs increased by $184.6 million, or 23%, to $1.00 billion in the first half of 2022 from $816.7 million in the first half of 2021; royalty expense increased by $39.5 million, or 60%, to $104.7 million in the first half of 2022 from $65.2 million in the first half of 2021; and freight and logistics expenses increased by $20.4 million, or 17%, to $139.1 million in the first half of 2022 from $118.7 million in the first half of 2021.
Gross Margin
Gross margin decreased to 45.3% in the first half of 2022 from 47.3% in the first half of 2021. The decrease in gross margin was driven by cost inflation, primarily in raw materials and ocean freight, other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties. The decrease was partially offset by favorable pricing actions, favorable fixed cost absorption, and incremental realized savings from the Optimizing for Growth program.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 7.2% in the first half of 2022 from 8.5% in the first half of 2021, primarily due to a 20% increase in net sales.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $662.7 million, or 29.1% of net sales, in the first half of 2022, as compared to $654.4 million, or 34.4% of net sales, in the first half of 2021. The increase in other selling and administrative expenses was primarily due to information technology and administrative costs, as well as market-related pay increases, partially offset by incremental realized savings from the Optimizing for Growth Program.
Interest Expense
Interest expense was $65.9 million in the first half of 2022, as compared to $168.6 million in the first half of 2021. The decrease in interest expense was due to a loss on extinguishment of $83.2 million as a result of the partial redemption of the 2025 Notes in the first half of 2021 and lower interest expense resulting from the partial repayment and refinancing of the 2025 Notes in 2021.

Provision for Income Taxes
Mattel's provision for income taxes was $50.5 million for the six months ended June 30, 2022, and $40.9 million for the six months ended June 30, 2021, primarily due to higher pre-tax income, partially offset by the impact of discrete tax items. During the six months ended June 30, 2022, Mattel recognized a net discrete tax expense of $14.6 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of tax liabilities from prior years. During the six months ended June 30, 2021, Mattel recognized a net discrete tax expense of $19.5 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions, tax rate changes impacting deferred tax assets, and reassessments of tax liabilities from prior years.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three months ended June 30, 2021, Mattel had a valuation allowance on U.S. federal, state, and certain foreign deferred tax assets. During the second half of 2021, Mattel released the valuation allowances related to U.S. federal, state, and certain foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases resulted in the recognition of $540.8 million of deferred tax assets as of December 31, 2021. Mattel's valuation allowance position has remained unchanged as of June 30, 2022.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first half of 2022 and 2021:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2022	June 30, 2021
	(In millions, except percentage information)
Net Sales	$1,328.6	$1,040.5	28%	—%
Segment Operating Income	370.3	274.5	35%

Gross Billings by Categories
Dolls	$372.9	$348.8	7%	—%
Infant, Toddler, and Preschool	309.8	248.4	25%	—%
Vehicles	324.4	241.2	35%	—%
Action Figures, Building Sets, Games, and Other	409.6	271.3	51%	—%
Gross Billings	$1,416.6	$1,109.6	28%	—%
Sales Adjustments	(88.0)	(69.1)
Net Sales	$1,328.6	$1,040.5	28%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$320.7	$308.3	4%	—%
Hot Wheels	274.3	202.4	36%	—%
Fisher-Price and Thomas & Friends	283.4	223.7	27%	—%
Other	538.2	375.2	43%	-1%
Gross Billings	$1,416.6	$1,109.6	28%	—%
Gross billings for the North America segment were $1.42 billion in the first half of 2022, an increase of $307.0 million, or 28%, as compared to $1.11 billion in the first half of 2021. The increase in the North America segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 7%, with 4% due to higher billings of Polly Pocket products and 4% due to higher billings of Barbie products.
Infant, Toddler, and Preschool gross billings increased 25%, of which 24% was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 35%, of which 30% was due to higher billings of Hot Wheels products and 2% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 51%, of which 28% was due to higher billings of Jurassic World products, 16% was due to initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022, and 6% was driven by higher billings of MEGA products.
Sales adjustments as a percentage of net sales was flat at 6.6% for the first half of 2022 and 2021.
Cost of sales increased 31% during the first half of 2022, as compared to a 28% increase in net sales, primarily due to higher product and other costs and higher royalty expenses. Gross margin in the first half of 2022 decreased primarily due to cost inflation, primarily in raw materials and ocean freight, other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties, partially offset by favorable pricing actions, favorable fixed cost absorption, and incremental realized savings from the Optimizing for Growth program. North America segment operating income was $370.3 million in the first half of 2022, as compared to segment operating income of $274.5 million in the first half of 2021, driven by higher gross profit, partially offset by higher selling and administrative expenses.

International Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first half of 2022 and 2021:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2022	June 30, 2021
	(In millions, except percentage information)
Net Sales	$880.2	$774.3	14%	-8%
Segment Operating Income	105.2	87.0	21%

Gross Billings by Categories
Dolls	$354.9	$339.4	5%	-8%
Infant, Toddler, and Preschool	170.3	164.1	4%	-7%
Vehicles	286.0	240.5	19%	-9%
Action Figures, Building Sets, Games, and Other	243.1	186.1	31%	-9%
Gross Billings	$1,054.3	$930.2	13%	-9%
Sales Adjustments	(174.1)	(155.9)
Net Sales	$880.2	$774.3	14%	-8%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$278.1	$259.2	7%	-9%
Hot Wheels	253.6	209.6	21%	-9%
Fisher-Price and Thomas & Friends	156.4	155.6	—%	-7%
Other	366.2	305.8	20%	-8%
Gross Billings	$1,054.3	$930.2	13%	-9%
Gross billings for the International segment were $1.05 billion in the first half of 2022, an increase of $124.2 million, or 13%, as compared to $930.2 million in the first half of 2021, with an unfavorable impact from changes in currency exchange rates of negative nine percentage points. The increase in the International segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 5%, of which 6% was due to higher billings of Barbie products and 1% was due to higher billings of Polly Pocket products, partially offset by lower billings of Cave Club products of 2%.
Infant, Toddler, and Preschool gross billings increased 4%, of which 2% was due to higher billings of DC Comics products.
Vehicles gross billings increased 19%, of which 18% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 31%, of which 22% was due to higher billings of Jurassic World products and 14% was driven by initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of Games products of 5%.
Sales adjustments as a percentage of net sales was relatively consistent at 19.8% for the first half of 2022, as compared to 20.1% for the first half of 2021.
Cost of sales increased 23% in the first half of 2022, as compared to a 14% increase in net sales, primarily due to higher product and other costs and higher royalty expenses. Gross margin in the first half of 2022 decreased primarily due to cost inflation, primarily in raw materials and ocean freight, other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties, partially offset by favorable pricing actions, favorable product mix, incremental realized savings from the Optimizing for Growth program, and favorable fixed cost absorption. International segment operating income was $105.2 million in the first half of 2022, as compared to segment operating income of $87.0 million in the first half of 2021, primarily driven by higher gross profit.

American Girl Segment
The following table provides a summary of Mattel's net sales, segment operating loss, and gross billings for the American Girl segment for the first half of 2022 and 2021:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2022	June 30, 2021
	(In millions, except percentage information)
Net Sales	$68.1	$85.8	-21%	—%
Segment Operating Loss	(11.5)	(19.3)	-41%

American Girl Segment
Total Gross Billings	$69.7	$87.8	-21%	—%
Sales Adjustments	(1.6)	(2.0)
Total Net Sales	$68.1	$85.8	-21%	—%
Gross billings for the American Girl segment was $69.7 million in the first half of 2022, a decrease of $18.1 million, or 21%, as compared to $87.8 million in the first half of 2021. The decrease in American Girl gross billings was driven by lower direct-to-consumer channel billings.
Cost of sales decreased 13% in the first half of 2022, as compared to a 21% decrease in net sales, primarily due to higher product and other costs. Gross margin in the first half of 2022 decreased primarily due to cost inflation and unfavorable fixed cost absorption, partially offset by incremental realized savings from the Optimizing for Growth Program. American Girl segment operating loss was $11.5 million in the first half of 2022, as compared to segment operating loss of $19.3 million in the first half of 2021. The improvement was primarily due to lower other selling and administrative expenses as a result of a gain on sale of the American Girl corporate office and distribution center, partially offset by lower gross profit.
Cost Savings Program
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the “Program”). Targeted annual gross cost savings from actions that are expected to be completed beginning 2021 through 2023 are $250 million. Of the $250 million in targeted gross cost savings, approximately 55% is expected to benefit cost of sales, 35% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expenses. Estimated total cash expenditures associated with the Program, excluding previous actions taken under the Capital Light program, are expected to be approximately $125 to $150 million.
Mattel estimates the cost of actions for the Program, excluding previous actions taken under the Capital Light program, to be as follows:

Optimizing for Growth - Actions	Estimate of Cost
Employee severance	$30 to $35 million
Real estate/supply chain optimization and other restructuring costs	$25 to $35 million
Non-cash charges	$55 to $60 million
Total estimated severance and restructuring costs	$110 to $130 million
Information technology enhancements and other investments	$70 to $80 million
Total estimated actions	$180 to $210 million

Cumulatively, in conjunction with previous actions taken under the Capital Light program prior to 2021, targeted annual gross cost savings for the Program are $325 million by 2023, with total expected cash expenditures of approximately $165 to $190 million, and total expected non-cash charges of $70 to $75 million. Of the $325 million in targeted gross cost savings, approximately 65% is expected to benefit cost of sales, 25% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expenses.
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
	(In millions)
Cost of sales (a)	$8.4	$1.8
Other selling and administrative expenses (b)	12.2	17.1
	$20.6	$18.9
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating income (loss) in "Note 21 to the Consolidated Financial Statements—Segment Information" of this Quarterly Report on Form 10-Q.
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 21 to the Consolidated Financial Statements—Segment Information" of this Quarterly Report on Form 10-Q.
As of June 30, 2022, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $106 million, which include approximately $24 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $211 million, which represents approximately 80% benefit to cost of sales, 15% benefit to other selling and administrative expenses, and 5% benefit to advertising and promotion expenses, as of June 30, 2022, in connection with the Program.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facilities, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $274.5 million in cash and equivalents at June 30, 2022, approximately $199.9 million was held by foreign subsidiaries, including $60.9 million held in Russia.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its senior secured revolving credit facilities covenants, or deterioration of Mattel's credit ratings. As discussed under Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update / Recent Developments" of this Quarterly Report on Form 10-Q, many of the aforementioned factors have been and may be adversely affected by COVID-19 or other macro-economic factors. However, based on Mattel’s current business plan and factors known to date, including the currently known impacts of COVID-19, it is expected that existing cash and equivalents, cash flows from operations, availability under the senior secured credit revolving facilities, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its senior secured revolving credit facilities to meet its short-term liquidity needs. At June 30, 2022, Mattel had no outstanding borrowings under the senior secured revolving credit facilities and approximately $9 million in outstanding letters of credit under the senior secured revolving credit facilities.
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
Mattel's business has been impacted by COVID-19. Refer to Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update / Recent Developments" for further discussion regarding the impact and potential impacts of COVID-19 or other macro-economic factors on Mattel’s business.
Cash Flow Activities
Cash flows used for operating activities were $425.0 million in the first half of 2022, as compared to $241.4 million in the first half of 2021. The increase in cash flows used for operating activities was primarily due to higher working capital usage, partially offset by higher net income, excluding the impact of non-cash items.
Cash flows used for investing activities were $53.5 million in the first half of 2022, as compared to $27.2 million in the first half of 2021. The increase in cash flows used for investing activities was primarily due to lower proceeds from the sale of assets/business in the first half of 2022 as compared to the first half of 2021.
Cash flows provided by financing activities were $10.3 million in the first half of 2022, as compared to cash flows used for financing activities of $107.8 million in the first half of 2021. The change in cash flows for financing activities was primarily due to cash used for partial repayment and refinancing of the 2017/2018 Senior Notes due December 2025 in the first half of 2021.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 7 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $456.8 million to $274.5 million at June 30, 2022, as compared to $731.4 million at December 31, 2021, due to seasonal working capital usage and capital expenditures. The decreases were partially offset by net income during the first half of 2022. Mattel's cash and equivalents decreased $110.2 million to $274.5 million at June 30, 2022, as compared to $384.7 million at June 30, 2021, primarily due to the repayment of the remaining $275 million principal balance of the 2025 Notes in July 2021 and capital expenditures, partially offset by cash flows from operating activities in the trailing twelve months.
Accounts receivable decreased $83.5 million to $989.2 million at June 30, 2022, as compared to $1.07 billion at December 31, 2021, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable increased $205.1 million to $989.2 million at June 30, 2022, as compared to $784.1 million at June 30, 2021, primarily due to sales growth.
Inventory increased $400.4 million to $1.2 billion at June 30, 2022, as compared to $777.2 million at December 31, 2021, primarily due to seasonal inventory build and the impact of cost inflation. Inventory increased $359.5 million to $1.2 billion at June 30, 2022, as compared to $818.0 million at June 30, 2021, primarily due to earlier seasonal build of inventory and the impact of cost inflation.

Prepaid expenses and other current assets decreased $20.1 million to $273.2 million at June 30, 2022, as compared to $293.3 million at December 31, 2021, due to settlement of a receivable due from insurers related to a legal matter during the first half of 2022, partially offset by increases in derivative receivables, prepaid taxes other than income taxes, and other miscellaneous prepaid expenses. Prepaid expenses and other current assets increased $86.2 million to $273.2 million at June 30, 2022, as compared to $187.0 million at June 30, 2021, due to increases in derivative receivables, prepaid taxes other than income taxes, and other miscellaneous prepaid expenses.
Accounts payable and accrued liabilities decreased $354.7 million to $1.22 billion at June 30, 2022, as compared to $1.57 billion at December 31, 2021, due to seasonal declines in expenditure levels and the settlement of an accrued legal matter during the first half of 2022. Accounts payable and accrued liabilities increased $129.7 million to $1.22 billion at June 30, 2022, as compared to $1.09 billion at June 30, 2021, due to increased payables associated with higher inventory production levels and cost inflation, as well as increases in accrued freight and accrued royalties.
A summary of Mattel's capitalization is as follows:

	June 30, 2022		June 30, 2021		December 31, 2021
	(In millions, except percentage information)
Cash and equivalents	$274.5		$384.7		$731.4

Short-term borrowings	3.0		0.2		—
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2017/2018 Senior Notes due December 2025	—		275.0		—
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(26.7)		(35.9)		(29.0)
Total debt	2,576.3	60%	2,839.3	84%	2,571.0	62%
Stockholders’ equity	1,728.0	40	527.7	16	1,568.8	38
Total capitalization (debt plus equity)	$4,304.3	100%	$3,367.1	100%	$4,139.8	100%
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
The net proceeds from the offering, together with cash on hand, were used to redeem $1.225 billion in aggregate principal amount of Mattel’s outstanding 2025 Notes and pay related prepayment premiums and transaction fees and expenses. As a result of the partial redemption of the 2025 Notes, Mattel incurred a loss on extinguishment of $83.2 million, comprised of $62.0 million of prepayment premium costs and a $21.2 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations in the first quarter of 2021.
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
Total debt, including short-term borrowings, remained relatively consistent at $2.58 billion at June 30, 2022, as compared to $2.57 billion at December 31, 2021.
Total debt, including short-term borrowings, was $2.58 billion at June 30, 2022, as compared to $2.84 billion at June 30, 2021. The decrease was due to the repayment of the remaining $275 million principal balance of the 2025 Notes in July 2021.

Stockholders' equity increased $159.2 million to $1.73 billion at June 30, 2022, as compared to $1.57 billion at December 31, 2021, primarily due to net income for the first half of 2022 and the impact of share-based compensation recognized in additional paid-in capital. Stockholders' equity increased $1.20 billion to $1.73 billion at June 30, 2022, as compared to $527.7 million at June 30, 2021, primarily due to net income for the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2021 Annual Report on Form 10-K and did not materially change during the first six months of 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Chinese yuan, Euro, Mexican peso, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel during the first half of 2022. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the six months ended June 30, 2022 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Euro, Russian ruble, and Brazilian real.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar would have impacted Mattel's second quarter net sales by approximately 0.3% and would have less than a $0.01 impact to Mattel's net income per share.
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
On April 27, 2021, the European Parliament gave final approval to the EU-UK Trade and Cooperation Agreement, and on April 29, 2021, the EU approved the conclusion of the agreement by way of a Council Decision. As a result, the agreements between the U.K. and the EU came into effect on May 1, 2021. This was the last official step in formalizing the new relationship between the U.K. and the EU. Although the agreement has mitigated a portion of the risk that arose due to the U.K.'s withdrawal from the EU, the overall impact on Mattel's operations is still being evaluated, including the volatility of the British pound sterling. Mattel's U.K. operations represented approximately 6% of Mattel's consolidated net sales for the six months ended June 30, 2022.
Turkey Operations
Effective April 1, 2022, Mattel has accounted for Turkey as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning April 1, 2022, Mattel's Turkey subsidiary has designated the U.S. dollar as its functional currency. Mattel's Turkey subsidiary represented approximately 1% of Mattel's consolidated net sales for the six months ended June 30, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, Mattel’s disclosure controls and procedures were evaluated, with the participation of Mattel’s principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel’s principal executive officer, and Anthony DiSilvestro, Mattel’s principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Mattel’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
Other than as provided in Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2022, there have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2022, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the second quarter of 2022:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (b)
April 1—30	19,719	$22.88	—	$203,016,273
May 1—31	2,225	25.12	—	203,016,273
June 1—30	11,269	22.53	—	203,016,273
Total	33,213	$22.91	—	$203,016,273
 ____________________________________
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2022, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	March 29, 2022
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1+	Sixth Amendment to Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan	DEF 14A	001-05647	Appendix A	April 12, 2022
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended June 30, 2022, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: August 9, 2022