Form 10-Q
period 2022-09-30
MATTEL INC /DE/
filed 2022-11-01
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of October 18, 2022: 354,401,538 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "look forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements, and are currently, and in the future may be, amplified by the COVID-19 pandemic. Specific factors that might cause such a difference include, but are not limited to: (i) potential impacts of and uncertainty regarding the COVID-19 pandemic (and actions taken in response to it by governments, businesses, and individuals) on Mattel's business operations, financial results and financial position and on the global economy, including its impact on Mattel's sales; (ii) Mattel’s ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (iii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel’s costs; (iv) downturns in economic conditions affecting Mattel’s markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel’s products; (v) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (vi) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vii) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel’s costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (viii) inflation and currency fluctuations, including movements in foreign exchange rates, which can lower Mattel’s net revenues and earnings, and significantly impact Mattel’s costs; (ix) the concentration of Mattel’s customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel’s customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel’s retail customers, as well as the concentration of Mattel’s revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel’s ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel’s business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel’s product costs and other costs of doing business, and reduce Mattel’s earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine), natural and man-made disasters, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel’s products, delay or increase the cost of implementation of Mattel’s programs, or alter Mattel’s actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as non-fungible tokens and cryptocurrency; (xxii) uncertainty from the expected discontinuance of London Interbank Offer Rate ("LIBOR") and transition to any other interest rate benchmark; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's 2021 Annual Report on Form 10-K (the "2021 Annual Report on Form 10-K"), Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2022, and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	September 30, 2021	December 31, 2021
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$348,970	$148,508	$731,362
Accounts receivable, net of allowances for credit losses of $12.5 million, $11.3 million and $10.7 million, respectively	1,381,534	1,437,904	1,072,684
Inventories	1,083,769	854,477	777,184
Prepaid expenses and other current assets	268,886	274,262	293,299
Total current assets	3,083,159	2,715,151	2,874,529
Noncurrent Assets
Property, plant, and equipment, net	444,442	455,889	455,966
Right-of-use assets, net	323,490	325,871	325,484
Goodwill	1,370,986	1,389,715	1,390,207
Deferred income tax assets	439,965	579,950	526,906
Intangible assets, net	426,283	487,769	476,858
Other noncurrent assets	379,850	308,690	343,944
Total Assets	$6,468,175	$6,263,035	$6,393,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$128,000	$—
Current portion of long-term debt	250,000	—	—
Accounts payable	495,221	538,170	579,152
Accrued liabilities	780,522	919,047	991,592
Income taxes payable	50,366	101,619	27,509
Total current liabilities	1,576,109	1,686,836	1,598,253
Noncurrent Liabilities
Long-term debt	2,324,459	2,569,835	2,570,992
Noncurrent lease liabilities	279,525	288,232	283,626
Other noncurrent liabilities	320,618	404,454	372,174
Total noncurrent liabilities	2,924,602	3,262,521	3,226,792
Stockholders’ Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,795,720	1,821,106	1,832,144
Treasury stock at cost: 87.0 million shares, 91.0 million shares and 90.7 million shares, respectively	(2,130,163)	(2,228,910)	(2,219,990)
Retained earnings	2,831,572	2,230,764	2,456,597
Accumulated other comprehensive loss	(971,034)	(950,651)	(941,271)
Total stockholders’ equity	1,967,464	1,313,678	1,568,849
Total Liabilities and Stockholders’ Equity	$6,468,175	$6,263,035	$6,393,894
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,755,780	$1,762,293	$4,032,767	$3,662,851
Cost of sales	908,902	919,754	2,154,076	1,920,470
Gross Profit	846,878	842,539	1,878,691	1,742,381
Advertising and promotion expenses	127,600	117,650	291,545	280,074
Other selling and administrative expenses	327,906	335,815	990,627	990,221
Operating Income	391,372	389,074	596,519	472,086
Interest expense	33,870	52,062	99,730	220,689
Interest (income)	(1,903)	(753)	(5,064)	(2,156)
Other non-operating (income) expense, net	(4,293)	3,901	11,966	3,347
Income Before Income Taxes	363,698	333,864	489,887	250,206
Provision (Benefit) for income taxes	80,035	(456,754)	130,530	(415,805)
(Income) from equity method investments	(6,219)	(4,458)	$(18,419)	$(11,143)
Net Income	$289,882	$795,076	$377,776	$677,154
Net Income Per Common Share - Basic	$0.82	$2.27	$1.07	$1.94
Weighted-average number of common shares	354,471	350,424	353,394	349,642
Net Income Per Common Share - Diluted	$0.80	$2.24	$1.05	$1.91
Weighted-average number of common and potential common shares	360,229	354,178	359,731	354,313
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited; in thousands)
Net Income	$289,882	$795,076	$377,776	$677,154
Other Comprehensive Loss, Net of Tax
Currency translation adjustments	(72,643)	(29,316)	(78,212)	(36,517)
Employee benefit plan adjustments	1,354	3,624	4,065	8,193
Available-for-sale security adjustments	—	(1,320)	3,646	1,912
Net unrealized gains on derivative instruments:
Unrealized holding gains	24,715	13,900	58,604	23,230
Reclassification adjustments included in net income	(11,312)	(2,223)	(20,667)	(2,893)
	13,403	11,677	37,937	20,337
Other Comprehensive Loss, Net of Tax	(57,886)	(15,335)	(32,564)	(6,075)
Comprehensive Income	$231,996	$779,741	$345,212	$671,079

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net Income	$377,776	$677,154
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	108,450	108,848
Amortization	28,304	28,572
Share-based compensation	55,941	46,493
Bad debt expense	7,029	1,191
Inventory obsolescence	35,410	27,411
Deferred income taxes	82,673	(39,064)
(Income) from equity method investments	(18,419)	(11,143)
Loss on extinguishment of long-term borrowings	—	101,695
(Gain) on sale of assets/business, net	(15,960)	(22,965)
Release of valuation allowances on deferred tax assets	—	(492,191)
Changes in assets and liabilities:
Accounts receivable, net	(348,229)	(431,337)
Inventories	(401,845)	(393,349)
Prepaid expenses and other current assets	(38,985)	(11,252)
Accounts payable, accrued liabilities, and income taxes payable	(126,552)	161,884
Other, net	(20,360)	(7,823)
Net cash flows used for operating activities	(274,767)	(255,876)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(57,955)	(53,678)
Purchases of other property, plant, and equipment	(69,373)	(61,531)
Proceeds from (payments of) foreign currency forward exchange contracts, net	3,247	(1,229)
Proceeds from sale of assets/business	25,839	43,479
Other, net	749	1,479
Net cash flows used for investing activities	(97,493)	(71,480)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings, net	—	127,031
(Payments of) long-term borrowings	—	(1,575,997)
Proceeds from long-term borrowings, net	—	1,184,913
Tax withholdings for share-based compensation	(30,327)	(19,745)
Proceeds from stock option exercises	27,658	5,522
Other, net	(6,795)	(1,640)
Net cash flows used for financing activities	(9,464)	(279,916)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(668)	(6,401)
Decrease in Cash and Equivalents	(382,392)	(613,673)
Cash and Equivalents at Beginning of Period	731,362	762,181
Cash and Equivalents at End of Period	$348,970	$148,508
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2021	$441,369	$1,832,144	$(2,219,990)	$2,456,597	$(941,271)	$1,568,849
Net income	—	—	—	21,454	—	21,454
Other comprehensive income, net of tax	—	—	—	—	12,061	12,061
Issuance of treasury stock for stock option exercises	—	(3,183)	17,118	—	—	13,935
Issuance of treasury stock for restricted stock units vesting	—	(43,523)	25,968	—	—	(17,555)
Share-based compensation	—	19,323	—	—	—	19,323
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, March 31, 2022	$441,369	$1,804,761	$(2,176,904)	$2,475,250	$(926,409)	$1,618,067
Net income	—	—	—	66,440	—	66,440
Other comprehensive income, net of tax	—	—	—	—	13,261	13,261
Issuance of treasury stock for stock option exercises	—	(2,792)	15,139	—	—	12,347
Issuance of treasury stock for restricted stock units vesting	—	(3,997)	3,234	—	—	(763)
Deferred compensation	—	(12)	143	—	—	131
Share-based compensation	—	18,566	—	—	—	18,566
Balance, June 30, 2022	$441,369	$1,816,526	$(2,158,388)	$2,541,690	$(913,148)	$1,728,049
Net income	—	—	—	289,882	—	289,882
Other comprehensive loss, net of tax	—	—	—	—	(57,886)	(57,886)
Issuance of treasury stock for stock option exercises	—	(998)	2,374	—	—	1,376
Issuance of treasury stock for restricted stock units vesting	—	(37,861)	25,851	—	—	(12,010)
Share-based compensation	—	18,053	—	—	—	18,053
Balance, September 30, 2022	$441,369	$1,795,720	$(2,130,163)	$2,831,572	$(971,034)	$1,967,464

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(Unaudited; in thousands)
Balance, December 31, 2020	$441,369	$1,842,680	$(2,282,939)	$1,553,610	$(944,576)	$610,144
Net loss	—	—	—	(112,385)	—	(112,385)
Other comprehensive loss, net of tax	—	—	—	—	(16,450)	(16,450)
Issuance of treasury stock for stock option exercises	—	(803)	1,913	—	—	1,110
Issuance of treasury stock for restricted stock units vesting	—	(20,031)	13,065	—	—	(6,966)
Share-based compensation	—	15,112	—	—	—	15,112
Balance, March 31, 2021	$441,369	$1,836,958	$(2,267,961)	$1,441,225	$(961,026)	$490,565
Net loss	—	—	—	(5,537)	—	(5,537)
Other comprehensive income, net of tax	—	—	—	—	25,710	25,710
Issuance of treasury stock for stock option exercises	—	(676)	2,830	—	—	2,154
Issuance of treasury stock for restricted stock units vesting	—	(3,212)	2,683	—	—	(529)
Deferred compensation	—	(37)	225	—	—	188
Share-based compensation	—	15,168	—	—	—	15,168
Balance, June 30, 2021	$441,369	$1,848,201	$(2,262,223)	$1,435,688	$(935,316)	$527,719
Net income	—	—	—	795,076	—	795,076
Other comprehensive loss, net of tax	—	—	—	—	(15,335)	(15,335)
Issuance of treasury stock for stock option exercises	—	(1,585)	3,843	—	—	2,258
Issuance of treasury stock for restricted stock units vesting	—	(41,722)	29,470	—	—	(12,252)
Share-based compensation	—	16,212	—	—	—	16,212
Balance, September 30, 2021	$441,369	$1,821,106	$(2,228,910)	$2,230,764	$(950,651)	$1,313,678
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
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management’s assessment of the current economic trends, business environment, customers’ financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable are net of allowances for credit losses of $12.5 million, $11.3 million, and $10.7 million as of September 30, 2022, September 30, 2021, and December 31, 2021, respectively.
3.     Inventories
Inventories include the following:

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Raw materials and work in process	$163,962	$183,070	$176,400
Finished goods	919,807	671,407	600,784
	$1,083,769	$854,477	$777,184
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net includes the following:

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Land	$19,198	$21,817	$21,811
Buildings	303,862	315,222	317,114
Machinery and equipment	711,000	754,440	762,462
Software	343,172	344,427	348,062
Tools, dies, and molds	526,639	587,886	537,499
Leasehold improvements	105,223	117,692	115,844
Construction in progress	61,938	53,060	55,559
	2,071,032	2,194,544	2,158,351
Less: accumulated depreciation	(1,626,590)	(1,738,655)	(1,702,385)
	$444,442	$455,889	$455,966

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
In the third quarter of 2022, Mattel performed a qualitative assessment to determine whether it was more likely than not that the book value of Mattel's reporting units exceeded their fair value. As a result of Mattel's qualitative assessment, it was determined that goodwill was not impaired.
The change in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2022 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America segment, thereby causing a foreign currency translation impact.

	December 31, 2021	Currency Exchange Rate Impact	September 30, 2022
	(In thousands)
North America	$731,789	$(5,456)	$726,333
International	450,847	(13,765)	437,082
American Girl	207,571	—	207,571
	$1,390,207	$(19,221)	$1,370,986
Intangible Assets, Net
Identifiable intangibles were $426.3 million, net of accumulated amortization of $355.3 million, $487.8 million, net of accumulated amortization of $315.5 million, and $476.9 million, net of accumulated amortization of $327.0 million as of September 30, 2022, September 30, 2021, and December 31, 2021, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and nine months ended September 30, 2022 and 2021.

6.     Accrued Liabilities
Accrued liabilities include the following:

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Advertising and promotion	$100,091	$98,746	$179,687
Current lease liabilities	72,591	68,706	73,752
Incentive compensation	66,830	108,633	140,769
7.     Seasonal Financing
On September 15, 2022, Mattel entered into a revolving credit agreement (the “Credit Agreement”) as the borrower with Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto, providing for $1.40 billion in aggregate principal amount of senior secured revolving credit facility (the “new senior secured revolving credit facility”). The new senior secured revolving credit facility will mature on September 15, 2025.
In connection with the entry into the Credit Agreement, the Company terminated the commitments and satisfied all outstanding obligations under the previous credit agreement, dated December 20, 2017 (as amended), by and among Mattel, certain domestic and foreign subsidiaries of Mattel, as additional borrowers, certain other domestic and foreign subsidiaries of Mattel, as guarantors thereunder, Bank of America, N.A., as global administrative agent, collateral agent, and Australian security trustee, and the other lenders and financial institutions party thereto.
Borrowings under the new senior secured revolving credit facility will bear interest at a floating rate, which can be either, at Mattel’s option, (a) adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 1.125% to 2.000% per annum or (b) an alternate base rate plus an applicable margin ranging from 0.125% to 1.000% per annum, in each case, such applicable margins to be determined based on Mattel’s credit ratings.
In addition to paying interest on the outstanding principal under the new senior secured revolving credit facility, Mattel will be required to pay (i) an unused line fee per annum of the average daily unused portion of the new senior secured revolving credit facility, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents.
The obligations of Mattel under the new senior secured revolving credit facility are guaranteed by each domestic subsidiary of Mattel that guarantees any of Mattel’s senior unsecured notes (collectively, the “Guarantors”). If Mattel achieves a debt rating of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody’s, and Fitch, respectively, and no event of default has occurred or is continuing at such time and Mattel provides a certification regarding the foregoing to the administrative agent (a “Fall-Away Event”), the obligations of Mattel under the new senior secured revolving credit facility will instead be required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million.
The new senior secured revolving credit facility is secured by liens on substantially all of Mattel’s and the Guarantors’ present and after-acquired assets (subject to certain exceptions), including domestic accounts receivable, inventory, certain trademarks and patents, and certain equity interests in direct material subsidiaries of Mattel and the Guarantors. If a Fall-Away Event occurs, all collateral securing the new senior secured revolving credit facility shall be permanently released.
The Credit Agreement contains customary covenants, including, but not limited to, restrictions on Mattel’s and its subsidiaries’ ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends, sell or otherwise dispose of assets, amend organizational documents, change accounting policies or reporting practices, or enter into negative pledges with respect to assets that constitute collateral. The restrictive covenants also contain customary exceptions, including the uncapped ability to make investments and pay dividends if, in each case, the pro forma total leverage ratio after giving effect to such investment or dividend will be at least 0.25 to 1.00 inside the then-applicable total leverage ratio financial covenant level. Further, if a Fall-Away Event occurs, the restrictive covenants governing investments, dividends, negative pledges, and changes in accounting policies or reporting practices will no longer apply.
The Credit Agreement requires the maintenance of (a) an interest coverage ratio of not less than 2.75 to 1.00 as of the end of each fiscal quarter and (b) a total leverage ratio as of the end of each fiscal quarter, not to exceed 4.50 to 1.00 as of the end of the fiscal quarter ending September 30, 2022, with certain specified step-downs to occur thereafter with respect to subsequent fiscal quarters.

As of September 30, 2022, Mattel had no borrowings outstanding under the new senior secured revolving credit facility and no other short-term borrowings outstanding. As of September 30, 2021, Mattel had $128.0 million in borrowings outstanding under the previous senior secured revolving credit facilities and no other short-term borrowings outstanding. As of December 31, 2021, Mattel had no borrowings outstanding under the previous senior secured revolving credit facilities and no other short-term borrowings outstanding. Outstanding letters of credit under the new senior secured revolving credit facility totaled approximately $9 million as of September 30, 2022. Outstanding letters of credit under the previous senior secured revolving credit facilities totaled approximately $10 million as of September 30, 2021, and December 31, 2021, respectively.
As of September 30, 2022, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the new senior secured revolving credit facility. If Mattel were to default under the terms of the new senior secured revolving credit facility, its ability to meet its seasonal financing requirements could be adversely affected.
8.     Long-Term Debt
Long-term debt includes the following:

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	250,000	250,000	250,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(25,541)	(30,165)	(29,008)
	$2,574,459	$2,569,835	$2,570,992
Less: current portion	(250,000)	—	—
Total long-term debt	$2,324,459	$2,569,835	$2,570,992
On March 19, 2021, Mattel issued (i) $600 million aggregate principal amount of 3.375% Senior Notes due 2026 (the "2026 Notes") and (ii) $600 million aggregate principal amount of 3.750% Senior Notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes"). The 2026 Notes will mature on April 1, 2026 and the 2029 Notes will mature on April 1, 2029, unless earlier redeemed in accordance with their respective terms. The Notes are guaranteed by Mattel’s existing and, subject to certain exceptions, future wholly-owned domestic restricted subsidiaries that guarantee Mattel’s new senior secured revolving credit facility or certain other indebtedness.
The net proceeds from the offering, together with cash on hand, were used to redeem $1.23 billion in aggregate principal amount of Mattel’s outstanding 6.750% Senior Notes due December 2025 (the "2025 Notes") and pay related prepayment premiums and transaction fees and expenses. As a result of the partial redemption of the 2025 Notes, Mattel incurred a loss on extinguishment of $83.2 million, comprised of $62.0 million of prepayment premium costs and a $21.2 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations in the first quarter of 2021.
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

9.     Other Noncurrent Liabilities
Other noncurrent liabilities include the following:

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Benefit plan liabilities	$162,202	$202,601	$179,857
Income taxes payable	44,181	67,219	62,915
10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss) for each period:

	For the Three Months Ended September 30, 2022
	Derivative Instruments	Available-for-Sale Securities	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2022	$33,330	$—	$(151,388)	$(795,090)	$(913,148)
Other comprehensive income (loss) before reclassifications	24,715	—	63	(72,643)	(47,865)
Amounts reclassified from accumulated other comprehensive loss	(11,312)	—	1,291	—	(10,021)
Net increase (decrease) in other comprehensive income	13,403	—	1,354	(72,643)	(57,886)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2022	$46,733	$—	$(150,034)	$(867,733)	$(971,034)

	For the Nine Months Ended September 30, 2022
	Derivative Instruments	Available-for-Sale Securities	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	58,604	—	(35)	(78,212)	(19,643)
Amounts reclassified from accumulated other comprehensive loss	(20,667)	3,646	4,100	—	(12,921)
Net increase (decrease) in other comprehensive income	37,937	3,646	4,065	(78,212)	(32,564)
Adjustment of accumulated other comprehensive loss to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2022	$46,733	$—	$(150,034)	$(867,733)	$(971,034)

	For the Three Months Ended September 30, 2021
	Derivative Instruments	Available-for-Sale Securities	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of June 30, 2021	$(6,709)	$(4,290)	$(182,285)	$(742,032)	$(935,316)
Other comprehensive income (loss) before reclassifications	13,900	(1,320)	56	(29,316)	(16,680)
Amounts reclassified from accumulated other comprehensive loss	(2,223)	—	3,568	—	1,345
Net increase (decrease) in other comprehensive income	11,677	(1,320)	3,624	(29,316)	(15,335)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2021	$4,968	$(5,610)	$(178,661)	$(771,348)	$(950,651)

	For the Nine Months Ended September 30, 2021
	Derivative Instruments	Available-for-Sale Securities	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	23,230	1,912	(203)	(36,517)	(11,578)
Amounts reclassified from accumulated other comprehensive loss	(2,893)	—	8,396	—	5,503
Net increase (decrease) in other comprehensive income	20,337	1,912	8,193	(36,517)	(6,075)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2021	$4,968	$(5,610)	$(178,661)	$(771,348)	$(950,651)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2022	September 30, 2021	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange and other contracts	$11,292	$2,322	Cost of sales
Tax effect	20	(99)	Provision (Benefit) for income taxes
	$11,312	$2,223	Net income
Employee Benefit Plans
Amortization of prior service credit (a)	$504	$455	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(2,108)	(2,830)	Other non-operating (income) expense, net
Settlement loss (a)	—	(3,375)	Other non-operating (income) expense, net
	$(1,604)	$(5,750)
Tax effect	313	2,182	Provision (Benefit) for income taxes
	$(1,291)	$(3,568)	Net income
(a)The amortization of prior service credit, recognized actuarial loss, and settlement loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.

	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Statements of Operations Classification
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange and other contracts	$20,764	$3,191	Cost of sales
Tax effect	(97)	(298)	Provision (Benefit) for income taxes
	$20,667	$2,893	Net Income
Employee Benefit Plans
Amortization of prior service credit (a)	$1,409	$1,253	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(6,649)	(8,394)	Other non-operating (income) expense, net
Settlement loss (a)	—	(3,375)	Other non-operating (income) expense, net
	(5,240)	(10,516)
Tax effect	1,140	2,120	Provision (Benefit) for income taxes
	$(4,100)	$(8,396)	Net Income
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
Currency Translation Adjustments
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of foreign currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income and expense items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Currency translation adjustments resulted in a net loss of $78.2 million for the nine months ended September 30, 2022, primarily due to the weakening of the British pound sterling and Euro against the U.S. dollar, offset by the strengthening of the Russian ruble against the U.S. dollar. Currency translation adjustments resulted in a net loss of $36.5 million for the nine months ended September 30, 2021, primarily due to the weakening of the Mexican peso, Chilean peso, Turkish lira, British pound sterling, and Euro against the U.S. dollar.
11.     Foreign Currency Transaction Exposure
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Mattel's currency transaction exposures include gains and losses realized on unhedged inventory purchases and unhedged receivables and payables balances that are denominated in a currency other than the applicable functional currency. Gains and losses on unhedged inventory purchases and other transactions associated with operating activities are recorded in the components of operating income in the consolidated statements of operations. Gains and losses on unhedged intercompany loans and advances are recorded as a component of other non-operating (income) expense, net in the consolidated statements of operations in the period in which the currency exchange rate changes. Transactions denominated in the Chinese yuan, Euro, Mexican peso, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel during the nine months ended September 30, 2022.

Currency transaction losses included in the consolidated statements of operations are as follows:

	For the Three Months Ended
	September 30, 2022	September 30, 2021	Statements of Operations Classification
	(In thousands)
Currency transaction (losses)	$(6,689)	$(4,855)	Operating income
Currency transaction (losses)	(41)	(326)	Other non-operating (income) expense, net
Currency transaction (losses), net	$(6,730)	$(5,181)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Statements of Operations Classification
	(In thousands)
Currency transaction (losses)	$(14,948)	$(7,358)	Operating income
Currency transaction (losses)	(18,832)	(5,135)	Other non-operating (income) expense, net
Currency transaction (losses), net	$(33,780)	$(12,493)
12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income (loss) ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of September 30, 2022, September 30, 2021, and December 31, 2021, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $771 million, $861 million, and $925 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2022	September 30, 2021	December 31, 2021
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$41,832	$11,624	$13,361
Foreign currency forward exchange and other contracts	Other noncurrent assets	8,320	2,775	1,000
Total derivatives designated as hedging instruments		$50,152	$14,399	$14,361
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$3,424	$1,165	$3,714
		$53,576	$15,564	$18,075

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2022	September 30, 2021	December 31, 2021
		(In thousands)
Derivatives designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,981	$4,046	$2,301
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	194	7	280
Total derivatives designated as hedging instruments		$2,175	$4,053	$2,581
Derivatives not designated as hedging instruments
Foreign currency forward exchange and other contracts	Accrued liabilities	$3,609	$2,247	$1,229
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	$44	$—	$—
Total derivatives not designated as hedging instruments		$3,653	$2,247	$1,229
		$5,828	$6,300	$3,810

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Three Months Ended
	September 30, 2022	September 30, 2021	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains recognized in OCI	$24,715	$13,900
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	11,312	2,223	Cost of sales

	Derivatives Designated As Hedging Instruments
	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Statements of Operations Classification
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains recognized in OCI	$58,604	$23,230
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	20,667	2,893	Cost of sales
The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2022 and 2021, respectively, were offset by the changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Three Months Ended
	September 30, 2022	September 30, 2021	Statements of Operations Classification
	(In thousands)
Amount of net (losses) recognized in the Statements of Operations
Foreign currency forward exchange and other contract (losses)	$(2,279)	$(2,900)	Other non-operating (income) expense, net
Foreign currency forward exchange and other contract gains	—	—	Cost of sales
	$(2,279)	$(2,900)

	Derivatives Not Designated As Hedging Instruments
	For the Nine Months Ended
	September 30, 2022	September 30, 2021	Statements of Operations Classification
	(In thousands)
Amount of net gains (losses) recognized in the Statements of Operations
Foreign currency forward exchange and other contract gains (losses)	$843	$(3,863)	Other non-operating (income) expense, net
Foreign currency forward exchange and other contract gains	—	639	Cost of sales
	$843	$(3,224)

The net gains (losses) recognized in the consolidated statements of operations during the three and nine months ended September 30, 2022 and September 30, 2021, respectively, were partially offset by foreign currency transaction gains and losses on the related derivative balances.
13.     Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2022, September 30, 2021, and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel's financial assets and liabilities include the following:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$53,576	$—	$53,576
Equity securities (b)	3,360	—	—	3,360
Total assets	$3,360	$53,576	$—	$56,936
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$5,828	$—	$5,828

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$15,564	$—	$15,564
Equity securities (b)	6,180	—	—	6,180
Total assets	$6,180	$15,564	$—	$21,744
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$6,300	$—	$6,300

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange contracts and other (a)	$—	$18,075	$—	$18,075
Equity securities (b)	5,343	—	—	5,343
Total assets	$5,343	$18,075	$—	$23,418
Liabilities:
Foreign currency forward exchange contracts and other (a)	$—	$3,810	$—	$3,810
(a)The fair value of the foreign currency forward exchange contracts and other commodity derivative instruments is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)The fair value of the equity securities is based on the quoted price on an active public exchange.
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
The estimated fair value of Mattel's long-term debt was $2.35 billion (compared to a carrying value of $2.60 billion) as of September 30, 2022, $2.83 billion (compared to a carrying value of $2.60 billion) as of September 30, 2021, and $2.82 billion (compared to a carrying value of $2.60 billion) as of December 31, 2021. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands, except per share amounts)
Basic:
Net income	$289,882	$795,076	$377,776	$677,154
Weighted-average number of common shares	354,471	350,424	353,394	349,642
Basic net income per common share	$0.82	$2.27	$1.07	$1.94

Diluted:
Net income	$289,882	$795,076	$377,776	$677,154
Weighted-average number of common shares	354,471	350,424	353,394	349,642
Dilutive share-based awards (a)	5,758	3,754	6,337	4,671
Weighted-average number of common and potential common shares	360,229	354,178	359,731	354,313
Diluted net income per common share	$0.80	$2.24	$1.05	$1.91
(a)For the three and nine months ended September 30, 2022, share-based awards totaling 10.4 million and 10.8 million were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. For the three and nine months ended September 30, 2021, share-based awards totaling 12.6 million and 11.7 million were excluded from the calculation of diluted net income per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2021 Annual Report on Form 10-K.
A summary of the components of net periodic benefit cost for Mattel's defined benefit pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)		(In thousands)
Service cost	$980	$1,194	$3,046	$3,780
Interest cost	2,996	2,525	9,112	7,595
Expected return on plan assets	(4,776)	(4,627)	(14,480)	(13,891)
Amortization of prior service cost	5	54	118	275
Recognized actuarial loss	2,133	2,832	6,724	8,401
Settlement loss	—	3,375	—	3,375
	$1,338	$5,353	$4,520	$9,535

A summary of the components of net periodic benefit cost for Mattel's postretirement benefit plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)		(In thousands)
Interest cost	$22	$19	$66	$59
Amortization of prior service credit	(509)	(509)	(1,527)	(1,528)
Recognized actuarial gain	(25)	(2)	(75)	(7)
	$(512)	$(492)	$(1,536)	$(1,476)
Mattel's service cost component is recorded within operating income while other components of net periodic pension cost and postretirement benefit cost are recorded outside of operating income, presented in other non-operating (income) expense, net.
During the nine months ended September 30, 2022, Mattel made cash contributions totaling approximately $3 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2022, Mattel expects to make additional cash contributions of approximately $3 million.
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
As of September 30, 2022, three long-term incentive programs were in place with the following performance cycles: (i) a January 1, 2020–December 31, 2022 performance cycle, (ii) a January 1, 2021–December 31, 2023 performance cycle, and (iii) a January 1, 2022–December 31, 2024 performance cycle.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Stock option compensation expense	$5,170	$2,407	$10,064	$7,851
RSU compensation expense	9,643	6,633	27,810	20,664
Performance award compensation expense	3,240	7,172	18,067	17,978
	$18,053	$16,212	$55,941	$46,493
As of September 30, 2022, total unrecognized compensation expense related to unvested share-based payments totaled $118.0 million and is expected to be recognized over a weighted-average period of 2.1 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises was $27.7 million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively.

17.     Other Selling and Administrative Expenses
Other selling and administrative expenses include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Design and development	$52,204	$47,739	$144,145	$138,466
Identifiable intangible asset amortization	9,308	9,514	28,304	28,572
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
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Cost of sales (a)	$1,366	$148	$9,795	$1,930
Other selling and administrative expenses (b)	4,441	9,258	16,602	26,411
	$5,807	$9,406	$26,397	$28,341
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
The following tables summarize Mattel's severance and other restructuring charges activity related to the Program for the nine months ended September 30, 2022 and 2021, respectively:

	Liability at December 31, 2021	Charges (a)	Payments/Utilization	Liability at September 30, 2022
	(In thousands)
Severance	$12,411	$14,021	$(12,290)	$14,142
Other restructuring charges	2,834	12,376	(14,278)	932
	$15,245	$26,397	$(26,568)	$15,074

	Liability at December 31, 2020	Charges (a)	Payments/Utilization	Liability at September 30, 2021
	(In thousands)
Severance	$5,294	$15,277	$(7,716)	$12,855
Other restructuring charges	30	13,064	(10,179)	2,915
	$5,324	$28,341	$(17,895)	$15,770
(a) Other restructuring charges consist primarily of charges associated with the consolidation of manufacturing facilities and restructuring of commercial and corporate functions.

As of September 30, 2022, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $112 million, which included approximately $26 million of non-cash charges. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $165 to $190 million and total expected non-cash charges are approximately $70 to $75 million.
19.     Income Taxes
Mattel's provision for income taxes was $80.0 million and $130.5 million for the three and nine months ended September 30, 2022, respectively, and a benefit of $456.8 million and $415.8 million for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, Mattel recognized a net discrete tax benefit of $19.4 million and $4.8 million, respectively, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities. During the three and nine months ended September 30, 2021, Mattel recognized a net discrete tax benefit of $465.3 million and $445.8 million, respectively, primarily related to the release of valuation allowances on certain U.S. and foreign deferred tax assets, income taxes recorded on a discrete basis in various jurisdictions, and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the three and nine months ended September 30, 2021, Mattel continued to see improved and sustained profitability, which presented objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, in the third quarter of 2021, Mattel released the valuation allowances related to certain U.S. and foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases in the third quarter of 2021 resulted in the recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of $492.2 million. Additional valuation allowance releases resulted in the aggregate recognition of $540.8 million of deferred tax assets during the year ended December 31, 2021. Mattel's valuation allowance position has remained unchanged as of September 30, 2022.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by approximately $15.5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
During the nine months ended September 30, 2022, Mattel has recorded on a discrete basis a deferred tax liability related to undistributed earnings of certain foreign subsidiaries of approximately $12.4 million. For remaining undistributed foreign earnings, Mattel has not provided any deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered indefinitely reinvested in the business or may be remitted substantially free of any additional local taxes. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when Mattel determines that it is advantageous for business operations or cash management purposes.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of September 30, 2022, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the federal courts’ Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a class-wide basis. In October 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs’ petition to appeal the denial of certification of the damages and injunctive relief classes.
Thirty-four additional lawsuits filed between April 2019 and July 2022 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-eight children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who are threatening to assert similar claims.
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
The lawsuits seek compensatory damages, punitive damages, statutory damages, restitution, disgorgement, attorneys' fees, costs, interest, declaratory relief, and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them.
A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Litigation and Investigations Related to Whistleblower Letter
In December 2019 and January 2020, two stockholders filed separate complaints styled as class actions against Mattel, Inc. and certain of its former officers (the "Mattel Defendants"), as well as others, in the United States District Court for the Central District of California, alleging violations of federal securities laws. The two complaints were consolidated in April 2020 and an amended complaint was filed in May 2020. The complaints rely on the results of an investigation announced by Mattel in October 2019 regarding allegations in a whistleblower letter and claim that Mattel misled the market in several of its financial statements beginning in the third quarter of 2017. The lawsuits allege that the defendants' conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices. The court granted plaintiffs' motion for class certification in September 2021. Following a mediation on October 25, 2021, the parties reached an agreement in principle to settle the class action lawsuits, which was later approved by the court. In February 2022, the Mattel Defendants paid $86 million in settlement of the claims against them, which was funded in full by Mattel’s insurers. A single stockholder has appealed the court’s approval of the settlement, and the appeal is now pending in the United States Court of Appeals for the Ninth Circuit. The settlement does not entail any admission of fault or liability by the Mattel Defendants, which the Mattel Defendants have expressly contested throughout the pendency of the litigation.

In addition, a stockholder has filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel's current and former officers and directors, and PricewaterhouseCoopers LLP ("PwC"), with Mattel, Inc. named as a nominal defendant. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the Moher and Lombardi derivative actions were consolidated and stayed pending further developments in the class action lawsuits. In June 2021, a third similar derivative action was filed in the United States District Court for the District of Delaware (Chagnon v. Kreiz, et al., filed June 22, 2021). Seven additional derivative actions asserting similar claims are also pending in the Court of Chancery for the State of Delaware (Owen v. Euteneuer, et al., filed May 12, 2021; Andersen v. Georgiadis, et al., filed May 18, 2021; Armon v. Euteneuer, et al., filed June 29, 2021; Haag v. Euteneuer, et al., filed September 9, 2021; Shumacher v. Kreiz, et al., filed October 19, 2021; Mizell v. PricewaterhouseCoopers LLP, et al., filed October 29, 2021; and Behrens v. Euteneuer, et al., filed November 18, 2021). An additional derivative action was also filed in United States District Court for the Central District of California (City of Pontiac Police and Fire Retirement System v. PricewaterhouseCoopers LLP, et al. filed October 27, 2021). On March 11, 2022, the parties to the above actions engaged in a private mediation, after which defendants and certain of the plaintiffs reached an agreement in principle to settle the derivative claims asserted in certain of the actions. Pursuant to the terms of the stipulation of settlement, which was filed with the Court of Chancery on July 1, 2022 and remains subject to court approval, Mattel will receive a settlement payment in the amount of $7 million, less attorneys' fees, to be paid by Mattel's insurers and PwC, and further agreed to institute certain governance enhancements requested by the plaintiffs. A hearing on the plaintiffs' motion to approve the settlement, and consider objections to the settlement, is scheduled for November 2, 2022. The settlement does not entail any admission of fault or liability by any of the defendants.
The lawsuits seek unspecified compensatory and punitive damages, attorneys' fees, expert fees, costs, equitable relief and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. Mattel believes that the estimated loss, if any, will be immaterial.

Mattel also received subpoenas from the Securities and Exchange Commission (the "SEC"), seeking documents related to the whistleblower letter and subsequent investigation, and responded to those subpoenas. Mattel reached a settlement with the SEC concluding and resolving this matter on October 21, 2022. Under the terms of the settlement, Mattel agreed to pay a civil penalty of $3.5 million.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Net Sales by Segment
North America	$1,002,126	$1,037,004	$2,330,747	$2,077,493
International	704,640	673,295	1,584,878	$1,447,547
American Girl	49,014	51,994	117,142	137,811
Net sales	$1,755,780	$1,762,293	$4,032,767	$3,662,851

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Operating Income (Loss) by Segment (a)
North America	$337,305	$372,015	$707,605	$646,466
International	162,828	150,598	268,012	237,616
American Girl	(8,964)	(6,535)	(20,426)	(25,825)
	491,169	516,078	955,191	858,257
Corporate and other expense (b)	(99,797)	(127,004)	(358,672)	(386,171)
Operating Income	391,372	389,074	596,519	472,086
Interest expense	33,870	52,062	99,730	220,689
Interest (income)	(1,903)	(753)	(5,064)	(2,156)
Other non-operating (income) expense, net	(4,293)	3,901	11,966	3,347
Income Before Income Taxes	$363,698	$333,864	$489,887	$250,206
(a)Segment operating income (loss) included (i) severance and restructuring expenses of $1.4 million and $9.8 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $1.9 million, for the three and nine months ended September 30, 2021, respectively, which were allocated to the North America and International segments, and (ii) a gain on sale of assets of $15.2 million from the sale of the American Girl corporate office and distribution center for the nine months ended September 30, 2022, which was recorded in the American Girl segment.
(b)Corporate and other expense included (i) severance and restructuring charges of $4.5 million and $17.1 million for the three and nine months ended September 30, 2022, respectively, and $9.2 million and $25.7 million for the three and nine months ended September 30, 2021, respectively, (ii) inclined sleeper product recall litigation expense of $0.7 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and $2.8 million and $14.9 million, for the three and nine months ended September 30, 2021, respectively, and (iii) a gain on sale of assets of $15.8 million from the sale of a manufacturing plant in Mexico for the nine months ended September 30, 2021.
Segment assets are comprised of accounts receivable and inventories, net of applicable allowances and reserves.

	September 30, 2022	September 30, 2021	December 31, 2021
	(In thousands)
Assets by Segment
North America	$1,233,835	$1,073,657	$784,836
International	961,097	925,626	798,833
American Girl	85,705	70,356	52,168
	2,280,637	2,069,639	1,635,837
Corporate and other	184,666	222,742	214,031
Accounts receivable and inventories, net	$2,465,303	$2,292,381	$1,849,868

Geographic Information
The table below presents information by geographic area. Net sales are attributed to countries based on location of the customer.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)
Net Sales by Geographic Area
North America	$1,051,140	$1,088,998	$2,447,889	$2,215,304
International
EMEA	410,187	420,833	958,839	905,818
Latin America	221,805	180,798	418,531	329,553
Asia Pacific	72,648	71,664	207,508	212,176
Total International	704,640	673,295	1,584,878	1,447,547
Net sales	$1,755,780	$1,762,293	$4,032,767	$3,662,851
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
In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The adoption of these new accounting standards did not have a material impact on Mattel's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50):
Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires that buyers in a supplier finance program disclose sufficient information for a user of the financial statements to understand the program's nature, activity, changes since prior period, and potential magnitude. The guidance in ASU 2022-04 is effective for interim and fiscal years beginning after December 15, 2022. Once adopted, it should be applied retrospectively to each period in which a balance sheet is presented, excluding the amendment on roll forward information, which should be presented prospectively. Mattel is currently evaluating the impact of the adoption of ASU 2022-04 on its consolidated financial statements.

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
Overview
Mattel is a leading global toy company and owner of one of the strongest catalogs of children's and family entertainment franchises in the world. Mattel creates innovative products and experiences that inspire, entertain, and develop children through play. Mattel is focused on the following evolved strategy to grow its intellectual property ("IP") driven toy business and expand its entertainment offering:
•Accelerate topline growth through scaling Mattel's portfolio, growing franchise brands, and advancing e-commerce and direct-to-consumer business, and increasing profitability by continuing to optimize operations; and
•Expand entertainment offering to capture the full value of Mattel's IP in highly accretive business verticals, including content, consumer products, and digital experiences.
Mattel is the owner of a portfolio of iconic brands and partners with global entertainment companies to license other intellectual property. Mattel's portfolio of owned and licensed brands and products are organized into the following categories:
Dolls—including brands such as Barbie, Monster High, American Girl, Polly Pocket, Spirit (Universal), and Enchantimals. Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. With an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, American Girl is best known for imparting valuable life lessons through its inspiring dolls and books, featuring diverse characters from past and present. American Girl products are sold directly to consumers via its catalog, website, and proprietary retail stores.
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, Power Wheels, and Fireman Sam. As a leader in play and child development, Fisher-Price's purpose is amplifying the power of childhood. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through content, toys, live events, and other lifestyle categories.
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

Action Figures, Building Sets, Games, and Other—these challenger categories include brands such as Masters of the Universe, MEGA, UNO, Lightyear (Disney Pixar), Jurassic World (NBCUniversal), WWE, and Star Wars (Disney). Mattel's Action Figures portfolio is comprised of product lines associated with licensed entertainment franchises that are driven by major theatrical releases, such as Lightyear and Jurassic World, as well as product lines from Mattel's owned IP, including Masters of the Universe. As the challenger brand in Building Sets, MEGA sparks creativity through the power of connection with builders of all ages and fans of global franchises. UNO is the classic matching card game that is easy to learn and fast fun for everyone. Other includes Plush, which contains product offerings associated with theatrical releases from Mattel's licensed entertainment franchises.
Russia - Ukraine War
The ongoing war between Russia and Ukraine has led to volatility and disruption in these countries. The length and impact of the ongoing war is highly unpredictable. While Mattel has no direct operations in Ukraine, its operations in Russia have experienced significant disruption. Mattel has paused all shipments into Russia and net sales in these countries have declined in the first nine months of 2022. Mattel's net sales in these two countries represented less than 3% of total net sales during the year ended December 31, 2021. In addition, as of September 30, 2022, Mattel held $70.8 million of cash in Russia. While this cash can be used within Russia, its movement out of Russia is currently limited.
COVID-19 Update / Recent Developments
Although COVID-19 related disruptions, including, temporary business closures, reduced retail traffic, and local restrictions have impacted Mattel's business, consumer demand for toys has generally been strong in recent periods. However, a challenging macro-economic environment with higher volatility, including inflation, may impact consumer spending. To the extent cost inflation becomes more significant than anticipated, or Mattel is unable to offset higher costs through mitigating actions, inflation may have a material effect on Mattel's results of operations and financial condition.
Retail and owned inventories have increased at the end of the third quarter of 2022 as Mattel accelerated production to improve service levels and reduce supply chain risk. Retailers also increased inventory levels to meet expected growth in demand and ahead of the holiday season to reduce risk. These factors contributed to year-over-year net sales increases during the first nine months of 2022 in the North America and International segments. Net sales declined in the American Girl segment during the first nine months of 2022, as compared to a strong first nine months of 2021.
Cost inflation has had an unfavorable impact to Mattel's gross margin during the first nine months of 2022, due to a combination of increases in raw materials, ocean freight, and other supply chain costs. Mattel's margins have also been negatively impacted by increased royalty expense, reflecting increased sales of licensed properties. These negative factors were partially offset by pricing, incremental realized savings from the Optimizing for Growth program, and top-line growth, which generated favorable fixed cost absorption. As expected, cost inflation has been more significant in 2022 than in 2021, however, the impact of cost inflation has been partially mitigated by further pricing actions that occurred in the second half of 2022.
The future impacts of COVID-19, and its resulting effects and other macro-economic factors on Mattel's business, results of operations, financial position, and cash flows remain uncertain at this time and could have unforeseen consequences that affect Mattel's business. Mattel continues to closely monitor the evolving circumstances and is actively managing its business as developments occur. Refer to Part I, Item 1A "Risk Factors" in the 2021 Annual Report on Form 10-K for further discussion regarding potential impacts of COVID-19 on Mattel's business.

Results of Operations—Third Quarter
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the third quarter of 2022 and 2021:

	For the Three Months Ended				Year/Year Change
	September 30, 2022		September 30, 2021
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,755.8		$1,762.3		—%
Cost of sales	908.9	51.8%	919.8	52.2%	-1%	(40)
Gross profit	846.9	48.2%	842.5	47.8%	1%	40
Advertising and promotion expenses	127.6	7.3%	117.6	6.7%	8%	60
Other selling and administrative expenses	327.9	18.7%	335.8	19.1%	-2%	(40)
Operating income	391.4	22.3%	389.1	22.1%	1%	20
Interest expense	33.9	1.9%	52.1	3.0%	-35%	(110)
Interest (income)	(1.9)	-0.1%	(0.8)	—%	153%	(10)
Other non-operating (income) expense, net	(4.3)		3.9
Income before income taxes	363.7	20.7%	333.9	18.9%	9%	180
Provision (benefit) for income taxes	80.0		(456.8)
(Income) from equity method investments	(6.2)		(4.5)
Net income	$289.9	16.5%	$795.1	45.1%	-64%	(2,860)
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the third quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2022	September 30, 2021
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$697.2	$719.5	-3%	-3%
Infant, Toddler, and Preschool	370.1	406.9	-9%	-3%
Vehicles	437.9	389.9	12%	-5%
Action Figures, Building Sets, Games, and Other	442.9	446.4	-1%	-4%
Gross Billings	$1,948.0	$1,962.7	-1%	-4%
Sales Adjustments	(192.3)	(200.4)
Net Sales	$1,755.8	$1,762.3	—%	-3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$519.6	$555.2	-6%	-3%
Hot Wheels	371.6	329.9	13%	-4%
Fisher-Price and Thomas & Friends	348.1	383.7	-9%	-2%
Other	708.7	693.9	2%	-4%
Gross Billings	$1,948.0	$1,962.7	-1%	-4%

Gross billings were $1.95 billion in the third quarter of 2022, a decrease of $14.7 million, or 1%, as compared to $1.96 billion in the third quarter of 2021, with an unfavorable impact from currency exchange rates of four percentage points. The decrease was primarily due to lower billings of Infant, Toddler and Preschool and Dolls, partially offset by higher billings of Vehicles.
Dolls gross billings decreased 3%, of which 5% was due to lower billings of Barbie products and 2% was due to lower billings of Spirit products, partially offset by higher billings of Monster High products of 4%.
Infant, Toddler, and Preschool gross billings decreased 9%, due to lower billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 12%, of which 10% was due to higher billings of Hot Wheels products, driven by positive brand momentum.
Action Figures, Building Sets, Games, and Other gross billings decreased 1%, of which 7% was due to lower billings of Plush products, and 7% was due to lower billings of Games products. This was partially offset by higher billings of Action Figure products of 11%, including initial billings of Lightyear products of 11% and higher billings of Jurassic World products of 10%, as a result of their theatrical releases during the second quarter of 2022, partially offset by lower billings of other Action Figure products of 9%.
Sales adjustments represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments decreased to $192.3 million in the third quarter of 2022, as compared to $200.4 million in the third quarter of 2021, primarily due to lower gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 11.0% for the third quarter of 2022, as compared to 11.4% for the third quarter of 2021.
Cost of Sales
Cost of sales decreased by $10.9 million, or 1%, to $908.9 million in the third quarter of 2022 from $919.8 million in the third quarter of 2021. Within cost of sales, product and other costs decreased by $19.3 million, or 3%, to $752.5 million in the third quarter of 2022 from $771.9 million in the third quarter of 2021; royalty expense increased by $6.5 million, or 10%, to $73.2 million in the third quarter of 2022 from $66.7 million in the third quarter of 2021; and outbound freight and logistics expenses increased by $2.0 million, or 2%, to $83.2 million in the third quarter of 2022 from $81.2 million in the third quarter of 2021.
Gross Margin
Gross margin increased to 48.2% in the third quarter of 2022 from 47.8% in the third quarter of 2021. The increase in gross margin was driven by favorable pricing actions, incremental realized savings from the Optimizing for Growth program, partially offset by input cost inflation, primarily in raw materials, ocean freight, and other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 7.3% in the third quarter of 2022, as compared to 6.7% in the third quarter of 2021, primarily due to higher media spend.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $327.9 million, or 18.7% of net sales, in the third quarter of 2022, as compared to $335.8 million, or 19.1% of net sales, in the third quarter of 2021. The decrease in other selling and administrative expenses was primarily due to lower incentive compensation expense and lower severance and restructuring charges, partially offset by higher employee compensation costs driven by salary inflation.

Interest Expense
Interest expense was $33.9 million for the third quarter of 2022, as compared to $52.1 million for the third quarter of 2021. The decrease in interest expense was due to a loss on extinguishment of debt of $18.5 million associated with the repayment of the remaining principal balance of the 2017/2018 Senior Notes due December 2025 (the "2025 Notes") in the third quarter of 2021.
Provision (Benefit) For Income Taxes
Mattel's provision for income taxes was $80.0 million for the three months ended September 30, 2022, and a benefit of $456.8 million for the three months ended September 30, 2021. During the three months ended September 30, 2021, Mattel recognized a net discrete tax benefit of $465.3 million, primarily related to the release of valuation allowances on certain U.S. and foreign deferred tax assets, as well as income taxes recorded on a discrete basis in various jurisdictions, and reassessments of tax liabilities from prior years. During the three months ended September 30, 2022, Mattel recognized a net discrete tax benefit of $19.4 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of tax liabilities from prior years.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the three months ended September 30, 2021, Mattel released the valuation allowances related to certain U.S. and foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases resulted in the recognition of $492.2 million of deferred tax assets as of September 30, 2021. Additional valuation allowance releases resulted in the aggregate recognition of $540.8 million of deferred tax assets as of December 31, 2021. Mattel's valuation allowance position has remained unchanged as of September 30, 2022.
Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the third quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2022	September 30, 2021
	(In millions, except percentage information)
Net Sales	$1,002.1	$1,037.0	-3%	—%
Segment Operating Income	337.3	372.0	-9%

Gross Billings by Categories
Dolls	$342.9	$349.6	-2%	—%
Infant, Toddler, and Preschool	239.8	271.8	-12%	—%
Vehicles	226.3	216.7	4%	-1%
Action Figures, Building Sets, Games, and Other	258.7	272.0	-5%	—%
Gross Billings	$1,067.8	$1,110.1	-4%	—%
Sales Adjustments	(65.6)	(73.1)
Net Sales	$1,002.1	$1,037.0	-3%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$278.5	$308.8	-10%	—%
Hot Wheels	184.1	181.1	2%	—%
Fisher-Price and Thomas & Friends	223.5	252.4	-11%	—%
Other	381.6	367.8	4%	—%
Gross Billings	$1,067.8	$1,110.1	-4%	—%

Gross billings for the North America segment were $1.07 billion in the third quarter of 2022, a decrease of $42.3 million, or 4%, as compared to $1.11 billion in the third quarter of 2021. The decrease in the North America segment gross billings was primarily due to lower billings of Infant, Toddler and Preschool and Action Figures, Building Sets, Games and Other, partially offset by higher billings of Vehicles.
Dolls gross billings decreased 2%, primarily due to lower billings of Barbie products of 9% and lower billings of Spirit products of 3%. This was partially offset by higher billings of Monster High products of 9%.
Infant, Toddler, and Preschool gross billings decreased 12%, of which 11% was due to lower billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 4%, of which 2% was due to higher billings of Matchbox products and 1% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 5%, of which 8% was due to lower billings of Plush products, 7% was due to lower billings of other Action Figures products, and 5% was due to lower billings of Games products. This was partially offset by initial billings of Lightyear products of 7% and higher billings of Jurassic World products of 6%, as a result of their theatrical releases during the second quarter of 2022.
Sales adjustments as a percentage of net sales was relatively consistent at 6.5% for the third quarter of 2022, as compared to 7.0% for the third quarter of 2021.
Cost of sales decreased 4% in the third quarter of 2022, as compared to a 3% decrease in net sales, with a decrease in cost of sales driven by lower product and other costs, offset by higher royalty expenses. Gross margin in the third quarter of 2022 increased primarily due to favorable pricing actions, incremental realized savings from the Optimizing for Growth program, and favorable product mix. The increase was partially offset by cost inflation, primarily in raw materials, ocean freight, and other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties. North America segment operating income was $337.3 million in the third quarter of 2022, as compared to segment operating income of $372.0 million in the third quarter of 2021. The decrease was driven by lower gross profit, higher advertising and promotion expenses and higher other selling and administrative expenses.

International Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the third quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2022	September 30, 2021
	(In millions, except percentage information)
Net Sales	$704.6	$673.3	5%	-8%
Segment Operating Income	162.8	150.6	8%

Gross Billings by Categories
Dolls	$303.5	$316.4	-4%	-8%
Infant, Toddler, and Preschool	130.3	135.1	-4%	-9%
Vehicles	211.6	173.2	22%	-10%
Action Figures, Building Sets, Games, and Other	184.2	174.4	6%	-9%
Gross Billings	$829.5	$799.0	4%	-9%
Sales Adjustments	(124.9)	(125.7)
Net Sales	$704.6	$673.3	5%	-8%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$241.1	$246.4	-2%	-8%
Hot Wheels	187.5	148.8	26%	-10%
Fisher-Price and Thomas & Friends	124.6	131.3	-5%	-8%
Other	276.3	272.5	1%	-9%
Gross Billings	$829.5	$799.0	4%	-9%
Gross billings for the International segment were $829.5 million in the third quarter of 2022, an increase of $30.6 million, or 4%, as compared to $799.0 million in the third quarter of 2021, with an unfavorable impact from changes in currency exchange rates of nine percentage points. The increase was primarily due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other. The increase was partially offset by lower billings of Dolls and Infant, Toddler, and Preschool products.
Dolls gross billings decreased 4%, of which 3% was due to lower billings of Spirit products and 2% was due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 4%, of which 6% was due to lower billings of Fisher-Price and Thomas & Friends products, partially offset by higher billings of Fisher Price Friends products of 1%.
Vehicles gross billings increased 22% due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 6%, of which 12% was due to initial billings of Lightyear products and 10% was due to higher billings of Jurassic World products, as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of other Action Figures products of 9%, lower billings of Games products of 6%, and lower billings of Plush products of 2%.
Sales adjustments as a percentage of net sales was relatively consistent at 17.7% for the third quarter of 2022, as compared to 18.7% for the third quarter of 2021.

Cost of sales increased 5% in the third quarter of 2022, as compared to a 5% increase in net sales. The increase in cost of sales was driven by higher product and other costs, higher royalty expenses, and higher outbound freight and logistics expenses. Gross margin in the third quarter of 2022 decreased slightly as cost inflation, primarily in raw materials, ocean freight, and other supply chain costs, and unfavorable foreign exchange were largely offset by favorable pricing actions and incremental realized savings from the Optimizing for Growth program. International segment operating income was $162.8 million in the third quarter of 2022, as compared to segment operating income of $150.6 million in the third quarter of 2021, primarily driven by higher gross profit.
American Girl Segment
The following table provides a summary of Mattel's net sales, segment operating loss, and gross billings for the American Girl segment for the third quarter of 2022 and 2021:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2022	September 30, 2021
	(In millions, except percentage information)
Net Sales	$49.0	$52.0	-6%	—%
Segment Operating Loss	(9.0)	(6.5)	37%

American Girl Segment
Total Gross Billings	$50.7	$53.6	-5%	—%
Sales Adjustments	(1.7)	(1.6)
Total Net Sales	$49.0	$52.0	-6%	—%
Gross billings for the American Girl segment was $50.7 million in the third quarter of 2022, a decrease of $2.9 million, or 5%, as compared to $53.6 million in the third quarter of 2021. The decrease was driven by lower sales of Girl of the Year products.
Cost of sales decreased 2%, as compared to a 6% decrease in net sales, with the decrease in cost of sales driven by lower outbound freight and logistics expenses and lower product and other costs. Gross margin in the third quarter of 2022 decreased primarily due to cost inflation and higher royalty expenses, partially offset by incremental realized savings from the Optimizing for Growth program. American Girl segment operating loss was $9.0 million in the third quarter of 2022, as compared to $6.5 million in the third quarter of 2021, primarily driven by lower gross profit.

Results of Operations—First Nine Months
Consolidated Results
The following table provides a summary of Mattel's consolidated results for the first nine months of 2022 and 2021:

	For the Nine Months Ended				Year/Year Change
	September 30, 2022		September 30, 2021
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$4,032.8		$3,662.9		10%
Cost of sales	2,154.1	53.4%	1,920.5	52.4%	12%	100
Gross profit	1,878.7	46.6%	1,742.4	47.6%	8%	(100)
Advertising and promotion expenses	291.5	7.2%	280.1	7.6%	4%	(40)
Other selling and administrative expenses	990.6	24.6%	990.2	27.0%	—%	(240)
Operating income	596.5	14.8%	472.1	12.9%	26%	190
Interest expense	99.7	2.5%	220.7	6.0%	-55%	(350)
Interest (income)	(5.1)	-0.1%	(2.2)	-0.1%	135%	—
Other non-operating expense, net	12.0		3.3
Income before income taxes	489.9	12.1%	250.2	6.8%	96%	530
Provision (benefit) for income taxes	130.5		(415.8)
(Income) from equity method investments	(18.4)		(11.1)
Net income	$377.8	9.4%	$677.2	18.5%	-44%	(910)
Sales
The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first nine months of 2022 and 2021:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2022	September 30, 2021
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,494.6	$1,495.5	—%	-3%
Infant, Toddler, and Preschool	850.3	819.4	4%	-3%
Vehicles	1,048.3	871.6	20%	-5%
Action Figures, Building Sets, Games, and Other	1,095.5	903.7	21%	-4%
Gross Billings	$4,488.7	$4,090.3	10%	-3%
Sales Adjustments	(456.0)	(427.4)
Net Sales	$4,032.8	$3,662.9	10%	-3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,118.4	$1,122.7	—%	-3%
Hot Wheels	899.5	741.9	21%	-5%
Fisher-Price and Thomas & Friends	787.9	763.0	3%	-3%
Other	1,682.9	1,462.6	15%	-4%
Gross Billings	$4,488.7	$4,090.3	10%	-3%

Gross billings were $4.49 billion in the first nine months of 2022, an increase of $398.4 million, or 10%, as compared to $4.09 billion in the first nine months of 2021. The increase in gross billings for the first nine months of 2022 was due to higher billings of Action Figures, Building Sets, Games, and Other, Vehicles, and Infant, Toddler, and Preschool.

Dolls gross billings remained flat year-over-year, with higher billings of Monster High products, substantially offset by lower billings of Spirit products.
Infant, Toddler, and Preschool gross billings increased 4%, of which 3% was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 20%, of which 18% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 21%, of which 17% was due to higher billings of Jurassic World products and 12% was due to initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of other Action Figures products of 6% and lower billings of Plush products of 3%.
Sales adjustments represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors, such as sales to consumers. Sales adjustments increased to $456.0 million in the first nine months of 2022, as compared to $427.4 million in the first nine months of 2021, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 11.3% for the first nine months of 2022, as compared to 11.7% for the first nine months of 2021.
Cost of Sales
Cost of sales increased by $233.6 million, or 12%, to $2.15 billion in the first nine months of 2022 from $1.92 billion in the first nine months of 2021. Within cost of sales, product and other costs increased by $165.3 million, or 10%, to $1.75 billion in the first nine months of 2022 from $1.59 billion in the first nine months of 2021; royalty expense increased by $45.9 million, or 35%, to $177.9 million in the first nine months of 2022 from $131.9 million in the first nine months of 2021; and outbound freight and logistics expenses increased by $22.4 million, or 11%, to $222.3 million in the first nine months of 2022 from $199.9 million in the first nine months of 2021.
Gross Margin
Gross margin decreased to 46.6% in the first nine months of 2022 from 47.6% in the first nine months of 2021. The decrease in gross margin was driven by cost inflation, primarily in raw materials, ocean freight, and other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties. The decrease was partially offset by favorable pricing actions, incremental realized savings from the Optimizing for Growth program, and favorable fixed cost absorption.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 7.2% in the first nine months of 2022 from 7.6% in the first nine months of 2021, primarily due to a 10% increase in net sales.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $990.6 million, or 24.6% of net sales, in the first nine months of 2022, as compared to $990.2 million, or 27.0% of net sales, in the first nine months of 2021. The increase in other selling and administrative expenses was primarily due to higher employee compensation expense related to salary inflation and higher outside services spend. These increases were substantially offset by lower incentive compensation expense, incremental realized savings from the Optimizing for Growth program, lower expenses related to inclined sleeper product recall litigation and lower severance and restructuring charges.
Interest Expense
Interest expense was $99.7 million in the first nine months of 2022, as compared to $220.7 million in the first nine months of 2021. The decrease in interest expense was due to a loss on extinguishment of debt of $101.7 million as a result of the redemption of the 2025 Notes in the first nine months of 2021 and lower interest expense from the refinancing and repayment of the 2025 Notes in 2021.

Provision (Benefit) for Income Taxes
Mattel's provision for income taxes was an expense of $130.5 million for the nine months ended September 30, 2022, and a benefit of $415.8 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, Mattel recognized a net discrete tax benefit of $445.8 million, primarily related to the release of valuation allowances on certain U.S. and foreign deferred tax assets, as well as income taxes recorded on a discrete basis in various jurisdictions, and reassessments of tax liabilities from prior years. During the nine months ended September 30, 2022, Mattel recognized a net discrete tax expense of $4.8 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of tax liabilities from prior years.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the nine months ended September 30, 2021, Mattel released the valuation allowances related to certain U.S. and foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases resulted in the recognition of $492.2 million of deferred tax assets as of September 30, 2021. Additional valuation allowance releases resulted in the aggregate recognition of $540.8 million of deferred tax assets as of December 31, 2021. Mattel's valuation allowance position has remained unchanged as of September 30, 2022.

Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first nine months of 2022 and 2021:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2022	September 30, 2021
	(In millions, except percentage information)
Net Sales	$2,330.8	$2,077.5	12%	—%
Segment Operating Income	707.6	646.5	9%

Gross Billings by Categories
Dolls	$715.8	$698.4	3%	—%
Infant, Toddler, and Preschool	549.6	520.2	6%	—%
Vehicles	550.7	457.8	20%	—%
Action Figures, Building Sets, Games, and Other	668.3	543.3	23%	—%
Gross Billings	$2,484.4	$2,219.7	12%	—%
Sales Adjustments	(153.6)	(142.2)
Net Sales	$2,330.8	$2,077.5	12%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$599.2	$617.1	-3%	—%
Hot Wheels	458.4	383.5	20%	—%
Fisher-Price and Thomas & Friends	506.9	476.1	6%	-1%
Other	919.9	743.0	24%	—%
Gross Billings	$2,484.4	$2,219.7	12%	—%
Gross billings for the North America segment were $2.48 billion in the first nine months of 2022, an increase of $264.7 million, or 12%, as compared to $2.22 billion in the first nine months of 2021. The increase in the North America segment gross billings was due to higher billings across all categories.
Dolls gross billings increased 3%, of which 6% was due to higher billings of Monster High products and 3% was due to higher billings of Polly Pocket products. This was partially offset by lower billings of Spirit products of 3% and lower billings of Barbie products of 3%.
Infant, Toddler, and Preschool gross billings increased 6%, of which 6% was due to higher billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 20%, of which 16% was due to higher billings of Hot Wheels products and 2% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings increased 23%, of which 17% was due to higher billings of Jurassic World products and 12% was due to initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022, and higher sales of MEGA products of 4%. This was partially offset by lower billings of Plush products of 5% and lower billings of other Action Figures products of 4%.
Sales adjustments as a percentage of net sales was relatively consistent at 6.6% for the first nine months of 2022, as compared to 6.8% for the first nine months of 2021.

Cost of sales increased 14% during the first nine months of 2022, as compared to a 12% increase in net sales, primarily due to higher product and other costs, higher royalty expenses, and higher freight and logistics expenses. Gross margin in the first nine months of 2022 decreased primarily due to cost inflation, primarily in raw materials, ocean freight, and other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties, partially offset by favorable pricing actions, incremental realized savings from the Optimizing for Growth program, and favorable fixed cost absorption. North America segment operating income was $707.6 million in the first nine months of 2022, as compared to segment operating income of $646.5 million in the first nine months of 2021, driven by higher gross profit, partially offset by higher other selling and administrative expenses and higher advertising and promotion expenses.
International Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first nine months of 2022 and 2021:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2022	September 30, 2021
	(In millions, except percentage information)
Net Sales	$1,584.9	$1,447.5	9%	-9%
Segment Operating Income	268.0	237.6	13%

Gross Billings by Categories
Dolls	$658.3	$655.8	—%	-9%
Infant, Toddler, and Preschool	300.6	299.2	—%	-8%
Vehicles	497.6	413.7	20%	-10%
Action Figures, Building Sets, Games, and Other	427.3	360.4	19%	-9%
Gross Billings	$1,883.9	$1,729.1	9%	-8%
Sales Adjustments	(299.0)	(281.6)
Net Sales	$1,584.9	$1,447.5	9%	-9%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$519.3	$505.6	3%	-8%
Hot Wheels	441.1	358.4	23%	-10%
Fisher-Price and Thomas & Friends	281.0	286.9	-2%	-7%
Other	642.5	578.2	11%	-9%
Gross Billings	$1,883.9	$1,729.1	9%	-8%
Gross billings for the International segment were $1.88 billion in the first nine months of 2022, an increase of $154.7 million, or 9%, as compared to $1.73 billion in the first nine months of 2021, with an unfavorable impact from changes in currency exchange rates of 8 percentage points. The increase in the International segment gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other.
Dolls gross billings remained flat year-over-year, with higher billings of Barbie products, offset by lower billings of Spirit products.
Infant, Toddler, and Preschool remained flat year-over-year, with higher billings of Fisher-Price Friends products, offset by lower billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 20% due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 19%, of which 16% was due to higher billings of Jurassic World products and 13% was driven by initial billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of other Action Figures products of 7% and lower billings of Games products of 5%.

Sales adjustments as a percentage of net sales was relatively consistent at 18.9% for the first nine months of 2022, as compared to 19.5% for the first nine months of 2021.
Cost of sales increased 14% in the first nine months of 2022, as compared to a 9% increase in net sales, primarily due to higher product and other costs, higher royalty expenses, and higher freight and logistics expenses. Gross margin in the first nine months of 2022 decreased primarily due to cost inflation, primarily in raw materials, ocean freight, and other supply chain costs, and higher royalty expenses, reflecting increased sales of licensed properties, partially offset by favorable pricing actions, incremental realized savings from the Optimizing for Growth program, and favorable fixed cost absorption. International segment operating income was $268.0 million in the first nine months of 2022, as compared to segment operating income of $237.6 million in the first nine months of 2021, primarily driven by higher gross profit.
American Girl Segment
The following table provides a summary of Mattel's net sales, segment operating loss, and gross billings for the American Girl segment for the first nine months of 2022 and 2021:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2022	September 30, 2021
	(In millions, except percentage information)
Net Sales	$117.1	$137.8	-15%	—%
Segment Operating Loss	(20.4)	(25.8)	-21%

American Girl Segment
Total Gross Billings	$120.5	$141.4	-15%	—%
Sales Adjustments	(3.3)	(3.6)
Total Net Sales	$117.1	$137.8	-15%	—%
Gross billings for the American Girl segment were $120.5 million in the first nine months of 2022, a decrease of $20.9 million, or 15%, as compared to $141.4 million in the first nine months of 2021. The decrease in American Girl gross billings was primarily driven by lower sales of Girl of the Year products and timing of promotional campaigns.
Cost of sales decreased 9% in the first nine months of 2022, as compared to a 15% decrease in net sales, primarily due to higher product and other costs and higher outbound freight and logistics expenses. Gross margin in the first nine months of 2022 decreased primarily due to cost inflation and unfavorable fixed cost absorption, partially offset by incremental realized savings from the Optimizing for Growth Program. American Girl segment operating loss was $20.4 million in the first nine months of 2022, as compared to segment operating loss of $25.8 million in the first nine months of 2021. The improvement was primarily due to lower other selling and administrative expenses as a result of a gain on sale of the American Girl corporate office and distribution center during the second quarter of 2022, partially offset by lower gross profit.

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
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within the consolidated statements of operations:

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
	(In millions)
Cost of sales (a)	$9.8	$1.9
Other selling and administrative expenses (b)	16.6	26.4
	$26.4	$28.3
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
As of September 30, 2022, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $112 million, which include approximately $26 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $240 million, which represents approximately 80% benefit to cost of sales, 15% benefit to other selling and administrative expenses, and 5% benefit to advertising and promotion expenses, as of September 30, 2022, in connection with the Program.

Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facility (the “new senior secured revolving credit facility”), and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $349.0 million in cash and equivalents at September 30, 2022, approximately $214.7 million was held by foreign subsidiaries, including $70.8 million held in Russia.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its new senior secured revolving credit facility covenants, or deterioration of Mattel's credit ratings. As discussed under Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update / Recent Developments" of this Quarterly Report on Form 10-Q, many of the aforementioned factors have been and may be adversely affected by COVID-19 or other macro-economic factors. However, based on Mattel's current business plan and factors known to date, including the currently known impacts of COVID-19, it is expected that existing cash and equivalents, cash flows from operations, availability under the new senior secured credit revolving facility, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its new senior secured revolving credit facility to meet its short-term liquidity needs. At September 30, 2022, Mattel had no outstanding borrowings under the new senior secured revolving credit facility and approximately $9 million in outstanding letters of credit under the new senior secured revolving credit facility.
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
Mattel's business has been impacted by COVID-19. Refer to Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update / Recent Developments" for further discussion regarding the impact and potential impacts of COVID-19 or other macro-economic factors on Mattel's business.
Cash Flow Activities
Cash flows used for operating activities were $274.8 million in the first nine months of 2022, as compared to $255.9 million in the first nine months of 2021. The increase in cash flows used for operating activities was primarily due to higher working capital usage, partially offset by higher net income, excluding the impact of the release of valuation allowances on deferred tax assets in 2021 and other non-cash items.

Cash flows used for investing activities were $97.5 million in the first nine months of 2022, as compared to $71.5 million in the first nine months of 2021. The increase in cash flows used for investing activities was primarily due to lower proceeds from the sale of assets/business and higher capital expenditures in the first nine months of 2022 as compared to the first nine months of 2021.
Cash flows used for financing activities were $9.5 million in the first nine months of 2022, as compared to $279.9 million in the first nine months of 2021. The decrease in cash flows used for financing activities was primarily due to cash used for repayment and refinancing of the 2017/2018 Senior Notes due December 2025 in the first nine months of 2021.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 7 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $382.4 million to $349.0 million at September 30, 2022, as compared to $731.4 million at December 31, 2021, due to seasonal working capital usage and capital expenditures, partially offset by net income, excluding the impact of non-cash items, during the first nine months of 2022. Mattel's cash and equivalents increased $200.5 million to $349.0 million at September 30, 2022, as compared to $148.5 million at September 30, 2021, primarily due to cash flows from operating activities in the trailing twelve months, partially offset by capital expenditures and payments of short-term borrowings.
Accounts receivable increased $308.9 million to $1.38 billion at September 30, 2022, as compared to $1.07 billion at December 31, 2021, primarily due to the seasonality of Mattel's business, partially offset by the negative impact of foreign currency translation. Accounts receivable decreased $56.4 million to $1.38 billion at September 30, 2022, as compared to $1.44 billion at September 30, 2021, primarily due to the negative impact of foreign currency translation.
Inventories increased $306.6 million to $1.08 billion at September 30, 2022, as compared to $777.2 million at December 31, 2021, primarily due to seasonal inventory build and the impact of cost inflation. Inventories increased $229.3 million to $1.08 billion at September 30, 2022, as compared to $854.5 million at September 30, 2021, primarily due to accelerated seasonal production and the impact of cost inflation, partially offset by foreign currency translation.
Prepaid expenses and other current assets decreased $24.4 million to $268.9 million at September 30, 2022, as compared to $293.3 million at December 31, 2021, due to settlement of a receivable due from insurers related to a legal matter, partially offset by increases in derivative receivables and other miscellaneous prepaid expenses. Prepaid expenses and other current assets decreased $5.4 million to $268.9 million at September 30, 2022, as compared to $274.3 million at September 30, 2021, due to the settlement of a receivable due from insurers related to a legal matter, partially offset by increases in derivative receivables, prepaid royalties, and other miscellaneous prepaid expenses.
Accounts payable and accrued liabilities decreased $295.0 million to $1.28 billion at September 30, 2022, as compared to $1.57 billion at December 31, 2021, primarily due to the settlement of an accrued legal matter and the impact of foreign currency translation, as well as decreases to accrued advertising and accrued incentive compensation. Accounts payable and accrued liabilities decreased $181.5 million to $1.28 billion at September 30, 2022, as compared to $1.46 billion at September 30, 2021, primarily due to the impact of foreign currency translation and the settlement of an accrued legal matter, as well as a decrease to accrued incentive compensation.

A summary of Mattel's capitalization is as follows:

	September 30, 2022		September 30, 2021		December 31, 2021
	(In millions, except percentage information)
Cash and equivalents	$349.0		$148.5		$731.4

Short-term borrowings	—		128.0		—
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	250.0		250.0		250.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(25.5)		(30.2)		(29.0)
Total debt	2,574.5	57%	2,697.8	67%	2,571.0	62%
Stockholders' equity	1,967.5	43	1,313.7	33	1,568.8	38
Total capitalization (debt plus equity)	$4,541.9	100%	$4,011.5	100%	$4,139.8	100%
On March 19, 2021, Mattel issued (i) $600 million aggregate principal amount of 3.375% Senior Notes due 2026 (the "2026 Notes") and (ii) $600 million aggregate principal amount of 3.750% Senior Notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes"). The 2026 Notes will mature on April 1, 2026 and the 2029 Notes will mature on April 1, 2029, unless earlier redeemed in accordance with their respective terms. The Notes are guaranteed by Mattel's existing and, subject to certain exceptions, future wholly-owned domestic restricted subsidiaries that guarantee Mattel's new senior secured revolving credit facility or certain other indebtedness.
The net proceeds from the offering, together with cash on hand, were used to redeem $1.23 billion in aggregate principal amount of Mattel's outstanding 2025 Notes and pay related prepayment premiums and transaction fees and expenses. As a result of the partial redemption of the 2025 Notes, Mattel incurred a loss on extinguishment of $83.2 million, comprised of $62.0 million of prepayment premium costs and a $21.2 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations in the first quarter of 2021.
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
Total debt, including short-term borrowings, remained relatively consistent at $2.57 billion at September 30, 2022, as compared to $2.57 billion at December 31, 2021.
Total debt, including short-term borrowings, was $2.57 billion at September 30, 2022, as compared to $2.70 billion at September 30, 2021, primarily due to the repayment of short-term borrowings.
Stockholders' equity increased $398.6 million to $1.97 billion at September 30, 2022, as compared to $1.57 billion at December 31, 2021, primarily due to net income for the first nine months of 2022. Stockholders' equity increased $653.8 million to $1.97 billion at September 30, 2022, as compared to $1.31 billion at September 30, 2021, primarily due to net income for the trailing twelve months and the impact of share-based compensation recognized in additional paid-in capital.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2021 Annual Report on Form 10-K and did not materially change during the first nine months of 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Inventory transactions denominated in the Chinese yuan, Euro, Mexican peso, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel during the first nine months of 2022. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the nine months ended September 30, 2022 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Euro, and Russian ruble.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a 1 percent change in the U.S. dollar would have impacted Mattel's third quarter net sales by approximately 0.3% and would have less than a $0.01 impact to Mattel's net income per share.
Turkey Operations
Effective April 1, 2022, Mattel has accounted for Turkey as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning April 1, 2022, Mattel's Turkey subsidiary has designated the U.S. dollar as its functional currency. Mattel's Turkey subsidiary represented approximately 1% of Mattel's consolidated net sales for the nine months ended September 30, 2022.
Argentina Operations
During the third quarter of 2021, Mattel began a process to liquidate its subsidiary in Argentina. As of September 30, 2022, Mattel has recorded approximately $45 million of cumulative translation adjustments related to the Argentinian subsidiary in accumulated other comprehensive loss within its consolidated balance sheet. The cumulative translation adjustments are expected to be recognized as a loss in other non-operating expense within the consolidated statement of operations upon substantial liquidation of the subsidiary. Mattel expects substantial liquidation of its Argentinian subsidiary to occur in the fourth quarter of 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2022, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the third quarter of 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1—31	211,922	$23.20	—	$203,016,273
August 1—31	305,632	23.14	—	203,016,273
September 1—30	1,304	18.94	—	203,016,273
Total	518,858	$23.15	—	$203,016,273
 ____________________________________
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2022, share repurchase authorizations of $203.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 19, 2022
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1	Revolving Credit Agreement, dated as of September 15, 2022, among Mattel, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, BofA Securities, Inc., Citibank, N.A., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Bookrunners, Citibank, N.A. and Wells Fargo Securities, LLC, as Co-Syndication Agents, and the other financial institutions party thereto	8-K	001-05647	10.1	September 19, 2022
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended September 30, 2022, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: November 1, 2022