Form 10-K
period 2022-12-31
MATTEL INC /DE/
filed 2023-02-22
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant's telephone number, including area code (310) 252-2000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,887,489,151 based upon the closing market price as of the close of business June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter.
Number of shares outstanding of registrant's common stock, $1.00 par value, as of February 10, 2023: 355,711,972 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2023 Proxy Statement, to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the closing of the registrant's fiscal year (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Annual Report on Form 10-K includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as anticipates, expects, intends, plans, "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel's product costs and other costs of doing business, and reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine), natural and man-made disasters, pandemics or other public health crises, such as the COVID-19 pandemic, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as non-fungible tokens and cryptocurrency; and (xxii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors." Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

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
Dolls—including brands such as Barbie, American Girl, Disney Princess and Frozen, Monster High, and Polly Pocket. Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. American Girl, with an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, is best known for imparting valuable life lessons that instill confidence through its inspiring dolls and books, featuring diverse characters from past and present. American Girl products are sold directly to consumers through its website, proprietary retail stores in the United States, at select retailers nationwide, and at specialty boutiques and franchise stores in Canada.
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, and PowerWheels. As a leader in play and child development, Fisher-Price's mission is to help families by making the most fun, enriching products for infants, toddlers, and preschoolers. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through toys, content, live events, and other consumer products.
Vehicles—including brands such as Hot Wheels (including Hot Wheels Monster Trucks and Hot Wheels Mario Kart (Nintendo)), Matchbox, and Cars (Disney Pixar). In production for over 50 years, Hot Wheels continues to push the limits of performance and design and ignites the challenger spirit of kids, adults, and collectors. From die-cast vehicles to tracks, playsets, and accessories, the Mattel Vehicles portfolio has broad appeal that engages and excites kids of all ages.
Action Figures, Building Sets, Games, and Other—including brands such as Masters of the Universe, MEGA, UNO, Lightyear (Disney Pixar), Jurassic World (NBCUniversal), WWE, and Star Wars (Disney's Lucasfilm). Mattel's Action Figures portfolio is comprised of product lines associated with licensed entertainment franchises that are driven by major tentpole releases, such as Lightyear and Jurassic World, as well as product lines from Mattel's owned IP, such as Masters of the Universe. As the challenger brand in Building Sets, MEGA sparks creativity through the power of connection with builders of all ages and fans of global franchises. Within Games, UNO is the classic matching card game that is easy to learn and fast fun for everyone. Other includes Plush, which contains products associated with movie releases from licensed entertainment franchises, as well as Mattel-owned IP.
Business Segments
Mattel's operating segments are: (i) North America, which consists of the United States and Canada; (ii) International; and (iii) American Girl. The North America and International segments sell products across Mattel's categories, although some products are developed and adapted for particular international markets.
For additional information on Mattel's worldwide gross billings by brand category, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

North America Segment
The North America segment markets and sells toys and consumer products in the United States and Canada across all of Mattel's categories.
Dolls
Barbie continues to deliver innovation, purpose-driven marketing campaigns, and engaging toys connected to a strong system of play. Barbie has broad product offerings, with product lines designed to appeal to children of multiple age groups, complemented by a Barbie Signature line with high-quality dolls that appeal to fans of all ages. In 2023, Barbie will be featured in a live action theatrical movie directed by Greta Gerwig and starring Margot Robbie and Ryan Gosling, which will include the launch of an all new Dreamhouse in support of the release. Barbie will also launch exciting new lines, including My First Barbie, Styling Head, and Large Doll, and will introduce more high-profile partnerships and pop culture collaborations.
Mattel is also excited to build upon its strong partnerships with Disney with the return of the Disney Princess and Frozen product lines, and Universal with the launch of new Trolls product lines. Monster High will look to build upon the success of its 2022 U.S. re-launch with a full global re-launch in 2023, including new content and product offerings.
Infant, Toddler, and Preschool
In 2023, Fisher-Price will continue its focus on engaging consumers as a trusted partner for families with infants, toddlers and preschoolers, by continuing to create brand love through innovative products and inviting adults back into the world of childhood. Design-led innovation will continue to drive new product offerings, including the expansion of the Linkimals product line and new innovative toys from Imaginext. Mattel will look to continue its strong momentum in the Little People product line with the expansion of the Little People Barbie line and Little People Collector, tapping into a new consumer base. New preschool toys will include product lines associated with the episodic content launch of Batwheels, an ultimate world of racing and chasing series.
Vehicles
In 2023, industry leader Hot Wheels will look to continue its strong momentum as a multigenerational franchise with consumer interest that remains at historic highs. Hot Wheels product offerings will continue to excite with innovation in Tracks and Playsets, expansion of the 2022 Hot Wheels Skate launch, introduction of product lines for The Super Mario Bros. Movie (Universal) animated theatrical movie, and more digital ways to collect with the NFT Garage series. Hot Wheels will also continue to enter new vehicle play segments, while upholding the quality and performance of Hot Wheels.
Die-cast pioneer Matchbox will celebrate its 70th anniversary, honoring its legacy with special edition die-cast offerings and packaging. Matchbox will continue to bring exciting new products to market, including product partnerships with SpaceX, and new episodes of the globally popular YouTube series, Matchbox Adventures.
Mattel will continue to partner with Disney Pixar for Cars with fresh new product offerings, building on the excitement from the Fall 2022 release of Cars on the Road content, and supporting Disney's 100-year anniversary with Cars Disney 100 toys.
Action Figures, Building Sets, Games, and Other
Mattel Action Figures will continue to collaborate with key licensor partners, such as Disney Pixar, Microsoft, NBCUniversal, and WWE, to bring innovative products to the global marketplace. A sample of Mattel's 2023 Action Figures product lines include toys tied to Microsoft's Spring release of the new Minecraft Legends game, and NBCUniversal's Jurassic World, which will be celebrating the 30th anniversary of the Jurassic Park franchise. Mattel will continue to expand its Masters of the Universe franchise with products for fans of all ages and continued expansion of the collector business.
In Building Sets, MEGA sparks creativity through the power of connection with builders of all ages and fans of global franchises. Partnerships with some of the world's top franchises including Pokémon, Barbie and Hot Wheels, invite consumers to try MEGA building sets, while innovative building play, authentic details, compatible quality, and accessible value encourages consumers to stay in the MEGA building set collection. Parents of preschoolers can continue to discover how the MEGA Bloks preschool building system enhances playtime and early childhood development beyond the Big Building Bag.
Mattel Games consists of some of the most beloved Games IP in the world including UNO, Pictionary, Skip-Bo, Blokus, and many others. Mattel will focus on its expansion of Games into its direct-to-consumer business, collectability, and innovation. Additionally, Mattel will continue to introduce new game extensions and partnerships that celebrate pop culture.

Mattel Plush will continue to collaborate with key licensor partners, including Disney's Lucasfilm, Pixar, Marvel, Microsoft's Minecraft, NBCUniversal's Jurassic World, and many more. The Plush portfolio is expected to benefit from tentpole moments capitalizing on this strong entertainment slate in 2023. Mattel will also bring its iconic IP into the Plush category.
International Segment
Products marketed and sold by the International segment are generally the same as those marketed and sold by the North America segment, although some are developed or adapted for particular international markets. Mattel's products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, in certain countries in the Middle East and Africa, and through agents and distributors in those countries where Mattel has no direct presence. No individual country within the International segment exceeded 7% of worldwide consolidated net sales during 2022.
American Girl Segment
The American Girl segment is a direct marketer, retailer, and children's publisher dedicated to its mission to help girls grow up with confidence and character. American Girl is best known for its line of historical and contemporary characters that feature 18" dolls, books, and accessories that inspire girls to face the world with courage, resilience, and kindness. The contemporary Truly Me and Create Your Own lines encourage girls to express their imaginations and creativity by choosing a doll that looks like them or custom-creating one that's completely unique from more than one million options. Bitty Baby introduces younger girls to nurturing play until they are ready for WellieWishers, a sweet group of girls who focus on empathy and being a good friend. American Girl also publishes best-selling fiction and non-fiction books, as well as an array of popular digital content. The American Girl segment sells products directly to consumers through its website, in its proprietary retail stores in the United States, at select retailers nationwide, and at specialty boutiques and franchise stores in Canada.
Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys, games, and other products related to play, learning, and development. Competition in the toy industry is based primarily on quality, play value, brands, and price. Mattel offers a diverse range of products for children of all ages and families that include, among others, toys for infants and preschoolers, dolls, vehicles, action figures, building sets, youth electronics, games, including digital, puzzles, plush, educational toys, technology-related products, media-driven products, and fashion-related toys. The North America segment competes with several large toy companies, including Hasbro, Jazwares, LEGO, MGA Entertainment, the Pokémon Company, Spin Master, many smaller toy companies, and manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Hasbro, Jazwares, LEGO, MGA Entertainment, the Pokémon Company, Spin Master, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture dolls and accessories, and with children's book publishers and retailers.
There is increasing competition among the above companies due to trends towards shorter life cycles for individual toy products and an increasing use of more sophisticated technology among consumers. In addition, Mattel competes with companies that sell non-toy products, such as electronic consumer products, video games, as well as content and other entertainment companies. Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store and online purchases. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors' toys, showcase toys online based on proprietary algorithms, and allocate shelf space to one type of toy over another. Online distributors are able to promote a wide variety of toys and represent a wide variety of toy manufacturers.

Seasonality
Mattel's business is highly seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season. A significant portion of retailer purchasing typically occurs in the third and fourth quarters of Mattel's fiscal year in anticipation of holiday buying. These seasonal purchasing patterns and requisite production lead times create risk to Mattel's business associated with the underproduction of popular toys and the overproduction of less popular toys that do not match consumer demand. The seasonality of Mattel's business increases the risk that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel's own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. In addition, this seasonality may cause Mattel's sales to vary significantly from period to period.
In anticipation of retail sales during the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. Seasonal shipping patterns generally result in significant peaks in the third and fourth quarters in the respective levels of inventories and accounts receivable, which may result in seasonal working capital financing requirements.
Through the third quarter of 2022, Mattel accelerated its inventory production to meet demand levels and reduce supply chain risk while retailers also increased their inventory levels to replenish low inventory levels entering 2022 and to meet expected growth in demand ahead of the holiday season. However, consumer demand was lower than expected during the holiday season, and occurred later than expected in the fourth quarter of 2022, which caused retailers to reduce replenishment orders as they managed their inventory. Elevated retailer inventory levels are expected to have an unfavorable impact to net sales in 2023, particularly in the first half of the year.
Sales
Mattel's products are sold throughout the world. Products within the North America segment are sold directly to retailers, including omnichannel retailers, discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates small retail outlets at certain corporate offices as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America that serve as outlets for its products. American Girl products and its children's publications are sold directly to consumers and select retailers in North America. Mattel has retail space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in six other cities across the United States for its American Girl boutique stores, each of which features children's products from the American Girl segment. Additionally, Mattel sells certain of its products directly to consumers through its e-commerce platforms.
During 2022, Mattel's three largest customers (Walmart at $0.95 billion, Target at $0.76 billion, and Amazon at $0.64 billion) accounted for approximately 43% of worldwide consolidated net sales. During 2021, Mattel's three largest customers (Walmart at $1.17 billion, Target at $0.74 billion, and Amazon at $0.62 billion) accounted for approximately 46% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the United States, none of which exceeded 10% of worldwide consolidated net sales. The customers and the degree of concentration vary depending upon the region or nation. See Part I, Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Segment Information."
License Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel's business and operations.
Mattel has entered into agreements to license entertainment properties, including among others, Disney Consumer Products (including Disney Princess and Frozen, Star Wars, Disney Pixar (including Cars, Lightyear, and Toy Story) and certain other Disney films and television properties), NBCUniversal (including Jurassic World, Trolls, and Fast and Furious), Paramount (relating to its Nickelodeon properties), Warner Bros. (including Batman, Superman, Wonder Woman, Justice League and Harry Potter), Microsoft (including Minecraft and Halo), WWE, and Pokémon.
Royalty expense for 2022, 2021, and 2020 was $230.8 million, $184.3 million, and $158.5 million, respectively. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources—Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies."
Mattel licenses a number of its trademarks and other property rights to others for use in connection with the sale of their products.
Trademarks, Copyrights, and Patents
Most of Mattel's products are sold under and are associated with trademarks, trade names, and copyrights, and some of these products incorporate devices or designs for which patent protection has been, or is being, pursued. Trademarks, copyrights, and patents are significant assets of Mattel in that they provide product recognition, acceptance, and exclusive rights to Mattel's innovations around the world.
Mattel customarily seeks trademark, copyright, and/or patent protection covering its products, and it owns or has applications pending or registrations for U.S. and foreign trademarks, copyrights, and patents covering many of its products. Although a number of these trademarks, copyrights, and patents relate to product lines that are significant to Mattel's business and operations, Mattel does not believe it is dependent on a single trademark, copyright, or patent. Mattel believes its rights to these properties are adequately protected, but there can be no assurance that its rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged.
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
Mattel's principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico, and Thailand. In conjunction with Mattel's cost savings programs, Mattel previously discontinued production at three plants located in China, Indonesia, and Mexico and discontinued production in 2021 at its plant located in Canada. To help avoid disruption of its product supply due to political instability, civil unrest, future pandemics or other health crises, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, Mattel produces its products in various facilities across multiple countries. Mattel believes that the existing production capacity at its owned and third-party manufacturers' facilities is sufficient to handle expected volume for the foreseeable future.
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
The majority of Mattel's raw materials are available from numerous suppliers but may be subject to fluctuations in price. See Part I, Item 1A "Risk Factors."
Advertising and Marketing
Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes television commercials, social media, catalogs, and internet advertisements. Promotions include in-store displays, merchandising materials, major events focusing on products, and tie-ins with various consumer products companies.
During 2022, 2021, and 2020, Mattel incurred advertising and promotion expenses of $534.3 million (9.8% of net sales), $545.7 million (10.0% of net sales), and $525.8 million (11.5% of net sales), respectively.

Financial Instruments
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. Mattel seeks to mitigate its exposure to foreign exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts have maturity dates of up to 24 months. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
For additional information regarding foreign currency contracts, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Derivative Instruments."
Government Regulations
Mattel's products sold in the United States are subject to the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008, and the Federal Hazardous Substances Act, and may also be subject to the requirements of the Flammable Fabrics Act or the Food, Drug, and Cosmetics Act and the regulations promulgated pursuant to such statutes. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations, and standards. The Consumer Product Safety Commission may require the recall, repurchase, replacement, or repair of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. Similar laws exist in some U.S. states. Mattel believes that it is in substantial compliance with these federal and state laws and regulations.
Mattel's products sold worldwide are subject to the provisions of similar laws and regulations in many jurisdictions, including the European Union ("EU") and Canada. Mattel believes that it is in substantial compliance with these laws and regulations.
Mattel maintains a quality control program to help ensure compliance with applicable product safety requirements. Nonetheless, Mattel has experienced, and may in the future experience, issues in products that result in recalls, withdrawals, or replacements of products. A product recall could have a material adverse effect on Mattel's business, financial condition, and results of operations, depending on the product affected by the recall and the extent of the recall efforts required. A product recall could also negatively affect Mattel's reputation and the sales of other Mattel products. See Part I, Item 1A "Risk Factors."
Mattel's advertising and marketing activities are subject to the Federal Trade Commission Act and the Children's Television Act of 1990 and may also be subject to other rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising, advertising to children, and related activities. In addition, Mattel's web-based products and services and other online and digital communications activity are or may be subject to U.S. and foreign privacy-related regulations, including the U.S. Children's Online Privacy Protection Act of 1998 and the EU General Data Protection Regulation and related national regulations. Privacy-related laws also exist in some U.S. states, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and other state laws that have taken effect in 2023, or are yet to take effect. Mattel believes that it is in substantial compliance with these laws and regulations.
Mattel's worldwide operations are subject to the requirements of various environmental laws and regulations in the jurisdictions where those operations are located. Mattel believes that it is in substantial compliance with these laws and regulations. Mattel's operations are from time to time the subject of investigations, conferences, discussions, and negotiations with various federal, state, and local environmental agencies within and outside the United States with respect to the discharge or cleanup of hazardous waste. Mattel is not aware of any material cleanup liabilities. In addition, Mattel continues to monitor existing and pending environmental laws and regulations within the United States and elsewhere related to climate change and greenhouse gas emissions.
Mattel is subject to various other federal, state, local, and international laws and regulations applicable to its business. Mattel believes that it is in substantial compliance with these laws and regulations.

Human Capital
Mattel believes recruiting, developing, and motivating a talented global workforce are key to its long-term growth and success. Through Mattel's focus on employee engagement, diversity, equity, and inclusion, training and development, health and safety, and employee well-being, Mattel endeavors to create a supportive and rewarding environment where employees are encouraged to collaborate, innovate, and grow.
As of December 31, 2022, Mattel had approximately 33,900 employees (including temporary and seasonal employees) working in over 35 countries worldwide to create innovative products and experiences that inspire, entertain, and develop children through play. Approximately 29,300 employees (86% of the total workforce) are located outside the United States, with a significant global manufacturing labor workforce of approximately 24,400 employees. The remaining workforce focuses on the design, marketing, sales, finance, and other aspects of Mattel's business.
Mattel's Board of Directors, Compensation Committee, and Governance and Social Responsibility Committee are involved in the oversight of how the company fosters its culture and receive regular updates on the company's workforce management, including its diversity, equity, and inclusion initiatives.
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
In April 2022, Mattel published its 2021 Citizenship Report, which described goals and initiatives related to its diversity, equity, and inclusion efforts. The report highlighted Mattel's progress on its goals as of December 31, 2021, including the following:
•Maintained 100% base pay equity globally for all employees performing similar work with comparable roles and experience in similar markets. This includes base pay equity by gender globally and pay equity by ethnicity in the United States.*
•Maintained as a priority representation of women at all levels of the organization, with women comprising 58% of Mattel's global workforce and 47% of all management positions.*
•Increased total representation of ethnically diverse employees at all levels of the organization in the United States to 44%.*
•Mattel remains focused on actions to increase such representation, including strengthening relationships with schools, networks, and organizations to establish a talent pipeline of women for Technology, Supply Chain, and Finance positions.
*Excludes manufacturing labor and temporary and seasonal employees.
We believe Mattel's Employee Resource Groups ("ERGs") are an integral component of fostering an inclusive culture and enhancing engagement at Mattel. Mattel employees have created and continue to lead ten ERGs, which bring together members and allies of underrepresented identities across the global organization. The ERGs organize learning opportunities, cultural celebrations, and community outreach, elevate important issues, encourage open and honest conversations, and collect critical feedback.
Mattel has once again been recognized for its diversity, equity, and inclusion efforts, including by the Human Rights Campaign Foundation as one of the country's top places to work for LGBTQ+ equality in 2022. For the third consecutive year, Mattel received a perfect score on the Human Rights Campaign Foundation's Corporate Equality Index, a leading benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality. Mattel was also ranked among Forbes 2022 World's Best Employers and 2023 America's Best Midsize Employers; named to Fast Company's List of the 100 Best Workplaces for Innovators in 2022; Computerworld’s list of the Best Places to Work in IT 2023; and once again was certified by the Great Place to Work Institute in 2022.

Training and Development
We believe continuously developing skills and capabilities for the future is essential to operating as an IP-driven, high-performing toy company. Additionally, offering the opportunity for employees to continuously learn and grow their careers at Mattel is a key driver of its employee engagement strategy. In 2022, employees at all levels around the globe participated in several hundred thousand hours of learning content across professional, management development, and technical training. This included both online classes and instructor-led training.
Health and Safety, and Employee Well-Being
Mattel is focused on creating a safe and healthy workplace for all of its employees. In 1997, Mattel became one of the first companies to create standards for responsible manufacturing. Since then, these principles have become the foundation for Mattel's Responsible Supply Chain Commitment, a comprehensive set of standards and oversight processes that establish Mattel's expectations for responsible factory working conditions, environmental protections, social compliance, health, and safety in both its own manufacturing facilities and those of its supply chain partners.
Mattel offers several benefits to promote employee well-being, including flexible work hours and/or paid time off, health and welfare insurance options, retirement plans, and basic and supplemental employee life insurance for eligible individuals. To supplement Mattel's comprehensive health and wellness programs, it introduced specific programs targeted at unique issues arising during the pandemic, including working from home, maintaining work/life balance, and improving health and happiness.
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
Mattel's internet website address is http://corporate.mattel.com. Mattel makes available on its internet website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.
Item 1A.    Risk Factors.
If any of the risks, events, and uncertainties described in the cautionary risk factors listed below actually occurs, Mattel's business, financial condition and results of operations could be adversely affected, and such effects could at times be material. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel's business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. These factors are also currently, and in the future may be, amplified by the global economic or geopolitical climate and additional or unforeseen circumstances, developments, or risks, including pandemics or other public health crises. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.

Business Operations
Mattel is not always able to successfully identify and/or satisfy consumer preferences, which could cause its business, financial condition, and results of operations to be adversely affected.
Mattel's business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences, particularly with children as the end users of Mattel's products, are continuously changing and can vary by geographical markets. Mattel is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable and can result in short consumer life cycles. Mattel offers a diverse range of products for children of all ages and families that includes, among others, toys for infants, toddlers, and preschoolers, toys for school-aged children, youth electronics, digital media, hand-held and other games, puzzles, educational toys, media-driven products, and fashion-related toys. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers, and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel's market position is always at risk. Mattel's ability to maintain its current product sales and increase its product sales or establish product sales with new, innovative toys, depends on Mattel's ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, and an evolving path to purchase.
In addition, entertainment media has become increasingly important for consumers to experience Mattel's brands and its license partners' brands. The extent to which Mattel's entertainment offerings are successful can significantly impact the demand for its products and its financial performance. Consumer acceptance of Mattel's entertainment offerings is impacted by factors beyond its control, including critical reviews, promotions, the popularity of movies and television programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment, general economic conditions, and public preferences generally.
Mattel's failure to successfully meet the challenges outlined above in a timely and cost-effective manner could decrease demand for its products and entertainment offerings and may adversely affect Mattel's business, financial condition, and results of operations.
High levels of competition and low barriers to entry can make it difficult to achieve, maintain, or build upon the success of Mattel's brands, products, and product lines.
Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with Mattel's products. In addition, competition for access to entertainment properties has lessened, and may in the future continue to lessen, Mattel's ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel, or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments to obtain or retain these licenses. As a licensee of entertainment properties, Mattel has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy products industry and entertainment industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products. Reduced demand for Mattel's brands, products, and product lines as a result of these factors may adversely affect Mattel's business, financial condition, and results of operations.
Inaccurately anticipating changes and trends in popular culture, media and movies, fashion, or technology can adversely affect Mattel's sales, financial condition, and results of operations.
Successful movies and characters in children's literature affect play preferences, and many products depend on media-based intellectual property licenses including trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties. Media-based licenses can cause a line of toys or other products to gain immediate success among children, parents, or families. Trends in media, movies, and children's characters change swiftly and contribute to the transience and uncertainty of play preferences. Mattel attempts to respond to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis.

Mattel spends considerable resources in designing and developing toys and other products based on its and its license partners' planned content releases. Mattel also relies heavily on the efforts of third parties, such as film studios and other content creators and distributors, with respect to the development of content, marketing support, and release dates, which has an impact on the success of such content and the associated toys and other products. In many cases, Mattel does not fully control when or if any particular project will be greenlit, developed, or released. Third parties may change their plans with respect to projects and release dates, or may decide to cancel development. Other developments, such as labor strikes or theater closures, have at times caused, and could in the future cause, delays in the release of new movies and television programs, and any such delay or cancellation may adversely impact Mattel’s sales of the associated toys and other products.
Mattel expects that children will continue to be interested in product offerings incorporating sophisticated technology, such as video games, consumer electronics, and social and digital media, at increasingly younger ages. To the extent Mattel seeks to introduce sophisticated technology products, such products tend to have higher design, development, and production costs, follow longer timelines, and require different competencies compared to Mattel's more traditional toys and games. The pace of change in product offerings and consumer tastes for sophisticated technology products is potentially even greater than for Mattel's more traditional products, and consequently the window for consumer interest in such products may be shorter than for traditional toys and games.
Any inability by Mattel to accurately anticipate trends in popular culture, movies, media, fashion, or technology may cause its products not to be accepted by children, parents, or families and may adversely affect its sales, financial condition, and results of operations.
Mattel's failure to successfully market or advertise its products could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel's products are marketed worldwide through a diverse spectrum of advertising and promotional programs. Mattel's ability to sell products is dependent in part upon the success of these programs. Mattel's business, financial condition, and results of operations could be adversely affected by its failure to successfully market its products or by an increase in its media or other advertising or promotional costs.
Mattel's business is highly seasonal and otherwise subject to fluctuations in demand, and its operating results depend, in large part, on sales during the relatively brief traditional holiday season. Events that disrupt Mattel's business during its peak demand times can adversely and disproportionately affect Mattel's business, financial condition, and results of operations.
Mattel's business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that are less popular with consumers. Sales of toy products at retail are highly seasonal, with a large percentage of all toy purchases occurring during the relatively brief traditional holiday season. As a result, Mattel's operating results depend, in large part, on sales during the holiday season. Retailers attempt to manage their inventories tightly, which requires Mattel to ship products closer to the time the retailers expect to sell the products to consumers. This in turn results in shorter lead times for production. Management believes that the increase in "last minute" shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season.
In addition, as a result of the seasonal nature of Mattel's business, Mattel may be adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as pandemics or other public health crises, terrorist attacks, economic shocks, severe weather due to climate change or otherwise, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by events, such as strikes, disruptions in transportation, or port delays, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.
If Mattel does not correctly anticipate demand for its products, Mattel may not be able to secure sufficient quantities or cost-effective production of its products or it could have costly excess production or inventories.
To ensure adequate inventory supply, Mattel must forecast inventory needs. If Mattel fails to accurately forecast customer demand, it may experience excess inventory levels or a shortage of product to deliver to its customers. Inventory levels in excess of customer demand have in the past resulted in, and may in the future result in, inventory write-downs or write-offs, and the sale of excess inventory at discounted prices or through less preferred distribution channels, which could harm Mattel's profit margins and impair Mattel's brand image. If Mattel underestimates the demand for its products, its manufacturing plants or third-party manufacturers may not be able to produce products to meet customer requirements, which has in the past resulted in, and may in the future result in delays in, the shipment of Mattel products.

Mattel has significant customer concentration, such that economic difficulties or changes in the purchasing policies or patterns of its key customers could have an adverse effect on Mattel's business, financial condition, and results of operations.
A small number of customers account for a large share of Mattel's worldwide consolidated net sales. In 2022, Mattel's three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 43% of net sales (Walmart at $0.95 billion, Target at $0.76 billion, and Amazon at $0.64 billion) and its ten largest customers, in the aggregate, accounted for approximately 52% of net sales. This concentration exposes Mattel to risk of a material adverse effect if one or more of Mattel's large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, redeploy their retail floor space to other product categories, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer reducing its overall purchases of Mattel's products, reducing the number and variety of Mattel's products that it carries, and the shelf space allotted for Mattel's products, or otherwise seeking to materially change the terms of the business relationship at any time could adversely affect Mattel's business, financial condition, and results of operations.
Liquidity problems or bankruptcy of Mattel's key customers could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel's sales to customers are typically made on credit without collateral. There is a risk that key customers will not pay, or that payment may be delayed, because of bankruptcy, contraction of credit availability to such customers, weak retail sales, or other factors beyond the control of Mattel, which could increase Mattel's exposure to losses from bad debts. In addition, when key customers cease doing business with Mattel as a result of bankruptcy, or significantly reduce the number of stores operated, it can have an adverse effect on Mattel's business, financial condition, and results of operations.
Failure to successfully implement new initiatives or meet product introduction schedules can have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel has in the past announced, and in the future may announce, initiatives to reduce its costs, optimize its manufacturing footprint, increase its efficiency, improve the execution of its core business, globalize and extend Mattel's brands, catch new trends, create new brands, offer new innovative products and improve existing products, enhance product safety, develop people, improve productivity, simplify processes, and maintain customer service levels, as well as initiatives designed to drive sales growth, capitalize on Mattel's scale advantage, and improve its supply chain. These initiatives involve investment of capital and complex decision-making as well as extensive and intensive execution, and the success of these initiatives is not assured. Failure to achieve any of these initiatives could harm Mattel's business, financial condition, and results of operations.
From time to time, Mattel anticipates introducing new products, product lines, or brands at a certain time in the future. There is no guarantee that Mattel will be able to manufacture, source, ship, and distribute new or continuing products in a timely manner and on a cost-effective basis. Unforeseen delays or difficulties in the development process or significant increases in the planned cost of development for new Mattel products may cause the introduction date for products to be later than anticipated or, in some situations, may cause a product or new product introduction to be discontinued. Failure to successfully implement any of these initiatives or launches, or the failure of any of these initiatives or launches to produce the results anticipated by management, could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel's business depends in large part on the success of its vendors and outsourcers, and Mattel's brands and reputation are subject to harm from actions taken by third parties that are outside Mattel's control. In addition, any significant failure, inadequacy, or interruption from such vendors or outsourcers could harm Mattel's ability to effectively operate its business.
As a part of its efforts to cut costs, achieve better efficiencies, and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics, and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue related to compliance or reputation, or affecting the quality of these services or systems, risks damage to Mattel's reputation and brand value, and potentially adverse effects to Mattel's business, financial condition, and results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers cause delays in product sales and reduce the efficiency of Mattel's operations, and significant capital investments could be required to remediate the problem.

The production and sale of private-label toys by Mattel's retail customers may result in lower purchases of Mattel-branded products by those retail customers.
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
Mattel's future success depends partly on the continued contribution of key executives, designers, and technical, sales, marketing, manufacturing, entertainment, and other personnel. The loss of services of any of Mattel's key personnel could harm Mattel's business. Recruiting and retaining skilled personnel is costly and highly competitive. Labor shortages and increased labor costs as a result of increased competition for qualified talent, higher employee turnover rates, increases in employee benefit costs, wage inflation, or other disruptions to Mattel's workforce can negatively impact its business. In addition, changes to Mattel's current and future work environments may not meet the needs or expectations of its employees or be perceived as less favorable compared to other companies' policies, which could negatively impact Mattel's ability to hire and retain qualified personnel. If Mattel fails to retain, hire, train, and integrate qualified employees and contractors, Mattel may not be able to maintain or expand its business.
Market Conditions
The deterioration of global economic conditions could adversely affect Mattel's business, financial condition, and results of operations.
Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to retailer customers and directly to consumers. Mattel's performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers' discretionary purchases of toy products are often impacted by a number of factors beyond Mattel's control, including, inflation, job losses, foreclosures, bankruptcies, reduced access to credit, interest rates, investment losses, lower consumer confidence, and other macro-economic factors that affect consumer spending behavior. Any of these factors can reduce the amount that consumers spend on the purchase of Mattel's products. Deterioration of global economic conditions have at times adversely affected Mattel's business and financial results. Future deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel's liquidity and capital resources, including increasing Mattel's cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel's business, financial condition, and results of operations. For instance, Mattel's business, financial condition and results of operations could be adversely affected by the economic impact of changes in trade relations among the United States and other countries, such as China, including the United States-Mexico-Canada Agreement which became effective in 2020, or changes in the EU, such as Brexit. For further discussion of these risks, see the below risk factor "Political developments, including trade relations, and the threat or occurrence of war or terrorist activities, and/or trade actions could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions."
In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times, Mattel may need to increase promotional spending or take other steps to encourage retailer and consumer purchase of its products. Those steps may increase costs and/or decrease profit margins and are not always successful. During periods of increased inflation, such as Mattel is currently facing, Mattel has increased prices of certain products, and may in the future need to increase prices further in order to cover increased costs of goods sold, which may reduce demand for products. There can be no guarantee that Mattel will be able to successfully increase prices in the future or that the price increases Mattel has already taken will offset the entirety of additional costs it has incurred and may incur in the future. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macro-economic conditions and market disruptions, may also increase costs and/or decrease profit margins.

Significant increases in the price of commodities, transportation, or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components, and finished products from Mattel's vendors, could adversely affect Mattel's business, financial condition, and results of operations.
Cost increases, whether resulting from rising costs of materials, transportation, services, labor, or compliance with existing or future regulatory requirements, impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel's products may not be sustainable and could result in lower sales. Mattel's ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts, and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Additionally, as Mattel cannot guarantee the stability of its major suppliers, major suppliers may stop manufacturing components at any time with little or no notice. If Mattel is required to use alternative sources, it may be required to redesign some aspects of the affected products, which may involve delays and additional expense. Reductions or interruptions in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes or disputes, lockouts, loss or impairment of key manufacturing facilities, discontinuity or disruptions in information technology systems, changes in trade policy, an outbreak of a severe public health crisis, natural disasters, including severe weather due to climate change or otherwise, the occurrence or threat of wars or other conflicts, or a significant increase in the price of one or more supplies (or an inability to procure sufficient supplies), such as fuel or resin (which is an oil-based product used in plastics), or otherwise, have at times adversely affected and could in the future adversely affect Mattel's business, financial condition, and results of operations.
Significant changes in currency exchange rates or the ability to transfer capital across borders could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel operates facilities and sells products in numerous countries outside the United States. During 2022, Mattel's International segment net sales were 41% of Mattel's total consolidated net sales. Furthermore, Mattel's net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel's profitability. Mattel's efforts to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange contracts may ultimately be unsuccessful. Government action may restrict Mattel's ability to transfer capital across borders and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel's ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have an adverse effect on Mattel's business, financial condition, and results of operations.
An increasing portion of Mattel's business may come from new and emerging markets, and growing business in new and emerging markets presents additional challenges.
An increasing portion of Mattel's net revenues may come from new and emerging markets, including China, and India. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which are often quite different from those in the United States; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, quotas, or other protectionist measures.
Failure to properly manage the risks described above could adversely affect Mattel's business, financial condition, and results of operations.

Disruptions due to political instability, civil unrest, future pandemics or other public health crises, or earthquakes or other natural disasters out of Mattel's control and actions taken by governments, businesses, and individuals in response to such events could adversely affect Mattel's business, financial position, sales, and results of operations.
Mattel's business and operations could be materially and adversely affected by political instability, civil unrest, future pandemics or other public health crises, earthquakes, natural disasters, and other natural or man-made economic, political, or environmental disruptions. Disruptions, and government responses to any disruption, could adversely affect Mattel's business, financial position, sales, and results of operations and may vary based on the length and severity of the disruption. For example, the COVID-19 pandemic and the actions taken by governments, businesses, and individuals in response thereto affected how Mattel and its suppliers and partners operated their businesses, caused supply chain disruption and retail store closures, and adversely affected Mattel's operating results. While the impact of the COVID-19 pandemic has largely subsided, the impact of any new outbreaks of COVID-19, other variants, or other public health crises on Mattel's business and financial results will depend on future developments, which are highly uncertain and cannot be predicted.
Mattel owns, operates, and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Indonesia, Malaysia, Vietnam and Thailand, and in Mexico. Risks from political instability, civil unrest, and other geopolitical or macro-economic conditions exist in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. In addition, Mattel has significant operations near major earthquake faults, including its corporate headquarters in El Segundo, California. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire, power outage, or other natural or manmade disaster, including as a result of climate change, could disrupt Mattel's operations or those of its business partners and impair production or distribution of its products, damage inventory, interrupt critical functions, or otherwise affect its business negatively.
Any one of these factors, or a combination thereof, could impact Mattel's ability to meet demand for its products or could increase the costs of its products. To the extent any of these disruptions become prolonged or recur, particularly during seasonally high periods of production or distribution, Mattel's ability to meet demand may be materially impacted. Insurance for certain disruptions may not be available, affordable, or adequate. Such disruptions in the markets in which Mattel, its employees, consumers, customers, business partners, licensees, licensors, suppliers, and manufacturers operate, can have, and at times in the past have had, a significant negative impact on Mattel's business, liquidity, financial position, sales, and results of operations. In addition, the contingency plans Mattel has developed to help mitigate the impact of disruptions in its manufacturing operations and supply chain may not prevent its business, financial position, sales, and results of operations from being adversely affected by a significant disruption to its manufacturing operations or suppliers.
Political developments, including trade relations, and the threat or occurrence of war or terrorist activities, and/or trade actions could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Mattel's business is worldwide in scope, including operations in over 50 countries and territories, and can be directly and indirectly impacted in a negative way by geopolitical tensions. Political instability, civil unrest, the deterioration of the political, economic, or social situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel's business, financial condition, and results of operations. A change in trade status between the United States and a foreign country could result in a substantial increase in the import duty of toys manufactured in that foreign country and imported into the United States. For example, the United States has implemented certain trade actions directed at China, including imposing increased tariffs on certain goods imported into the United States from China, which has resulted in retaliatory tariffs by China. China has also implemented various trade actions directed at the United States. Further trade actions by the United States or China could result in diverting more production to, or sourcing from, countries other than China, and could cause customers in some countries or regions, such as China, to seek domestic or non-U.S. sources for products that Mattel sells, or to be pressured or incentivized by foreign governments not to purchase goods of U.S. companies, all of which could harm Mattel's future sales in these markets.
In addition, the United States, United Kingdom, and European Union, among other jurisdictions, have each imposed export controls, as well as financial and economic sanctions, currency controls, and other trade actions, on certain products, technologies, industry sectors, and parties in Russia as a result of the Russia-Ukraine war, which have resulted and could further result in retaliatory measures and actions by Russia. Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures taken by China, Russia, or other countries in response, could further adversely affect Mattel's business, financial condition, and results of operations.

The occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions. For example, the global economy has been negatively impacted as a result of the Russia-Ukraine war, and Mattel's operations in Russia have experienced significant disruption. Mattel has paused all shipments into Russia and expects, for the foreseeable future, decreased revenues from Russia and Ukraine.
Global climate change, evolving stakeholder expectations for corporate responsibility matters, and Mattel's related goals present challenges to its business and reputation that could adversely affect Mattel.
The effects of global climate change create financial, operational, and reputational risks to Mattel's business, both directly and indirectly. There is a general consensus that greenhouse gas ("GHG") emissions are linked to global climate change, and that these emissions must be reduced dramatically to avert the worst effects of climate change. Mattel's operations may be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires, heatwaves, floods, and droughts. The effects of climate change may cause disruptions in Mattel's operations, including its supply chain and the productivity of its third-party manufacturers, increase Mattel's production costs, impose capacity restraints, and impact the types of products that consumers purchase, all of which may cause Mattel to suffer losses and additional costs to maintain or resume operations. Mattel may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for Mattel's products. In addition, Mattel may incur capital expenditures, compliance costs, and other costs to comply with increasingly stringent environmental laws and enforcement policies.
A variety of stakeholders, including regulators, investors, advisory firms, rating agencies, and customers, are establishing laws, regulations, expectations, and/or assessments reflecting their expectations for corporate practices related to climate change and other corporate responsibility matters. In August 2021, Mattel announced its goal to reduce absolute Scope 1 and Scope 2 GHG emissions 50% by 2030 (versus a 2019 baseline). Mattel has subsequently established additional goals related to environmental, social, and governance ("ESG") matters. Such goals are based on management's current assumptions related to scientific or technological developments, carbon markets, the workforce and hiring market, and other matters that are subject to change in the future, as well as standards for measuring progress that are still in development, and subject to a number of significant risks and uncertainties. Mattel's efforts to be responsive to climate change, to reduce its carbon footprint, and regarding other ESG matters cannot provide assurance that Mattel will successfully achieve its ESG goals, that related costs may not be higher than expected, that proposed regulation or deregulation related to climate change and other ESG matters will not be more aggressive than Mattel's measures and result in higher costs (or require additional resources), or that any investments Mattel makes in furtherance of achieving such goals will meet expectations or any applicable binding or non-binding legal standards, any one of which could have an adverse effect on Mattel's financial condition, results of operations, or reputation.
Mattel's failure, or perceived failure, to achieve its goals regarding climate change or other ESG matters could damage its reputation, causing investors, consumers, and other stakeholders to lose confidence in Mattel and its brands, and negatively impact Mattel's operations. Climate-related litigation has increased in recent years, including claims involving the failure of organizations to mitigate their impacts on climate change, the failure of organizations to adapt to climate change, and the insufficiency of disclosure around material financial risks or inaccuracy of climate-related disclosure. Additionally, as consumers and customers continue to put an increased priority on purchasing products that are sustainably manufactured and packaged, Mattel may need to incur increased costs in order to effectively source materials that are more sustainable, as well as increased costs for additional transparency, due diligence, and reporting. If Mattel's ESG practices do not meet, or are not viewed as meeting, investor or other stakeholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones Mattel chooses to focus on), or if Mattel does not or appears not to achieve its ESG goals, then Mattel's brand, reputation, and employee retention may be negatively impacted.
Financial and Accounting
To the extent Mattel is unable to realize the anticipated cost savings from its previously announced cost savings programs or incurs additional and/or unexpected costs to realize such cost savings, Mattel's business, financial condition, and results of operations could be adversely affected.
Mattel has implemented and continues to implement a series of cost savings programs as described in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cost Savings Programs." Mattel incurred costs within operating income of $34.3 million, $35.2 million, and $40.6 million in 2022, 2021, and 2020, respectively, to achieve such cost savings, and expects to incur additional costs during 2023.

There can be no assurance that Mattel will be able to realize the cost savings from its previously announced cost savings programs in the anticipated amounts or within the anticipated timeframes or at all. In addition, any cost savings that Mattel realizes may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from these cost savings programs could have an adverse effect on Mattel's business, financial condition, and results of operations.
The amounts of anticipated cost savings and anticipated expenses related thereto are based on Mattel's current estimates, but they involve risks, uncertainties, assumptions, and other factors that may cause actual results, performance, or achievements to be materially different from those described herein. Assumptions relating to the plans and amounts related thereto involve subjective decisions and judgments with respect to, among other things, the estimated impact of certain operational adjustments, including marketing efficiency, labor management, material input cost fluctuations, plant transition costs, and other cost and savings adjustments, as well as future economic, competitive, industry and market conditions, and future business decisions, all of which are inherently uncertain and may be beyond the control of Mattel's management. Although Mattel's management believes these estimates and assumptions to be reasonable, there can be no assurance that the assumptions or estimates described herein will prove to be accurate or that the objectives and plans expressed will be achieved. Neither Mattel's independent registered public accounting firm nor any other independent registered public accounting firm, has examined, compiled, or performed any procedures with respect to these amounts, nor have they expressed any opinion, or any other form of assurance, on such information or their achievability.
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
Mattel has in the past engaged, and may in the future engage, in acquisitions, mergers, dispositions, or other strategic transactions, which can affect Mattel's revenues, profit, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel's business. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel's stock price.
Mattel regularly considers, and from time to time engages in, discussions and negotiations regarding acquisitions, mergers, dispositions, or other strategic transactions that could affect the profit, revenues, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel's business. There can be no assurance that Mattel will be able to identify suitable acquisition targets or merger partners or that, if identified, it will be able to complete these transactions on terms acceptable to Mattel and to potential acquisition targets or merger partners. There can also be no assurance that Mattel will be successful in integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel's results of operations. Further, Mattel cannot be certain that key talented individuals at those acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel's stock price.
The level of returns on pension plan assets and the actuarial assumptions used for valuation purposes could affect Mattel's earnings in future periods. Changes in standards and government regulations could also affect its pension plan expense and funding requirements.
Assumptions used in determining projected benefit obligations and the fair value of plan assets for Mattel's pension plan are evaluated by Mattel in consultation with outside actuaries. In the event that Mattel determines that changes are warranted in the assumptions used, such as the discount rate or expected long term rate of return, its future pension benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that Mattel uses may differ from actual results, which could have an impact on its pension and postretirement liability and related costs. Funding obligations are determined based on the value of assets and liabilities on a specific date as required under relevant government regulations for each plan. Future pension funding requirements, and the timing of funding payments, could be affected by legislation enacted by the relevant governmental authorities.

If Mattel's goodwill becomes impaired, Mattel's results of operations could be adversely affected.
Goodwill accounts for a significant amount of Mattel's assets. Mattel tests its goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Declines in profitability of Mattel's reporting units may impact the fair value of its reporting units, which could result in an impairment of its goodwill, adversely affecting its results of operations. For more information, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Goodwill" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 3 to the Consolidated Financial Statements—Goodwill and Intangible Assets, Net."
Mattel's stock price has been volatile over the past several years and could decline in the future, resulting in losses for Mattel's investors.
All the factors discussed in this section or any other material announcements or events can affect Mattel's stock price. In addition, quarterly fluctuations in Mattel's operating results, changes in investor and analyst perception of Mattel's business risks and conditions of its business, Mattel's ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of Mattel's stock by research analysts, fluctuations in the stock prices of Mattel's peer companies or in stock markets in general, and general economic or political conditions can also cause the price of Mattel's stock to change. A significant drop in the price of Mattel's stock would expose Mattel to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, with the potential to adversely affect Mattel's business. For example, Mattel and certain other defendants have recently been party to certain class actions and certain derivative actions. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
Ineffective internal control over financial reporting could affect Mattel's ability to record, process, and report financial information accurately, impair its ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.
Effective internal controls are necessary for companies to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control processes could lead to violations, unintentional or otherwise, of laws and regulations. In the past, Mattel has determined that there were certain material weaknesses in its internal control over financial reporting, which have since been remediated. If the additional controls and procedures that Mattel has implemented to remediate the material weaknesses prove to be insufficient or if Mattel identifies other control deficiencies that individually or together constitute significant deficiencies or material weaknesses, Mattel's ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject Mattel to civil and criminal penalties that could materially and adversely affect Mattel's reputation, financial condition, and operating results. Similarly, the control deficiency, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources, cause Mattel to incur unanticipated costs, and negatively affect investor confidence in Mattel's financial statements, cause Mattel reputational harm, and raise other risks to its operations.

Legal and Regulatory
Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have an adverse effect on its business, financial condition, and results of operations.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. If Mattel does not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, it could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, or loss of or damage to intellectual property through security breach. Many of these systems are managed by third-party service providers. Mattel relies on such third parties to provide services on a timely and effective basis, but Mattel ultimately does not control their performance. Mattel uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, regulatory compliance, back-office support, and other functions. A small and growing volume of Mattel's consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. In addition, Mattel's distributors, suppliers, and other external business partners utilize their own information technology systems that are subject to similar risks to Mattel as described above. Their failure to perform as expected or as required by contract, or a cyber-attack on them that disrupts their systems, could result in significant disruptions and costs to Mattel's operations or, in the case of third-party service providers, a penetration of Mattel's systems. Mattel and its business partners and third-party service providers collect, process, store, and transmit consumer data, including personal and payment information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of Mattel's business partners' technology and systems, can expose Mattel or its customers to a risk of loss or misuse of such information, which can adversely affect Mattel's operating results, result in regulatory enforcement, other litigation and potential liability for Mattel, and otherwise harm its business. Mattel's ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers.
Mattel has exposure to security risks similar to those faced by other large companies that have data stored on their information technology systems, such as security breaches, cyber-attacks, and other hacking activities such as denial of service, malware, and ransomware, and is not always successful in preventing attacks or other cyber incidents. For example, in July 2020, Mattel experienced a ransomware attack. That attack was contained, Mattel restored its operations, and no exfiltration of any sensitive business data or retail customer, supplier, consumer, or employee data was identified; however, there can be no assurance that Mattel will be able to mitigate negative impacts in the same way in the event of future attacks or other cyber incidents.
The systems and processes that Mattel has developed to protect personal information and prevent data loss and other security breaches, including systems and processes designed to prevent, detect, and minimize the impact of a security breach at a third-party provider as well as enhancements to the security of Mattel's systems and processes following the July 2020 ransomware attack, do not provide absolute security, and any failure or inadequacy of such systems or processes could have an adverse effect on Mattel's business, financial condition, and results of operations. While Mattel carries cyber and business continuity insurance commensurate with its size and the nature of its operations, there can be no guarantee that costs incurred as a result of cyber events will be covered completely. The recent global shift to remote work environments (including for Mattel's employees, customers, sellers, suppliers, vendors, and other third parties) may amplify these security risks or introduce additional security vulnerabilities.

Mattel's information systems require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop or contract for new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry, legal and regulatory standards and requirements, and other changes in Mattel's business, among other things. Mattel has made and expects to continue to make significant investments in updating and integrating IT systems; however, those investments could turn out to be insufficient or fail to yield the expected results. If Mattel's or its third-party service providers' systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are future security breaches in these systems, any of which could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, Mattel could experience delays or decreases in product sales and reduced efficiency of its operations. Additionally, any of these types of events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets, or data, which could expose Mattel to potential litigation, regulatory actions, sanctions, or other statutory penalties, any or all of which could adversely affect its business and cause it to incur significant losses and remediation costs.
If Mattel fails to comply with applicable U.S. and foreign laws related to privacy, data security, and data protection, it could adversely affect Mattel's operating results and financial condition.
As a global company, Mattel is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, Mattel is or may become subject to a variety of laws and regulations such as the European Union's General Data Protection Regulation ("GDPR"), China's Personal Information Protection Law ("PIPL"), California's Consumer Privacy Act ("CCPA"), or the U.S. Children's Online Privacy Protection Act of 1998 ("COPPA") regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing, creating significant uncertainty as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the GDPR, which greatly increases the jurisdictional reach of EU law and became effective in May 2018, added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. China's PIPL imposes additional operational requirements relating to processing personal information and provides for penalties and enforcement mechanisms. China has recently enacted complex and highly restrictive cybersecurity, data localization, and cross border data transfer laws. The CCPA requires covered companies to provide additional disclosures and data rights to data subjects. The California Privacy Rights Act ("CPRA"), which became operative on January 1, 2023, established the California Privacy Protection Agency to enforce Californians' privacy rights under the CCPA. Since the CCPA was enacted, several other states have enacted similar comprehensive privacy schemes.
Mattel's ongoing compliance with the GDPR and other privacy and data protection laws, such as the PIPL, CCPA, CPRA, and COPPA, imposes significant costs and challenges that are likely to increase over time, including as Mattel introduces sophisticated digital and smart technology products. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or Mattel's practices. Any failure, or perceived failure, by Mattel or third-party service providers to comply with Mattel's privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on Mattel's operating results and financial condition.
Mattel faces risks related to protecting its proprietary intellectual property and information and is subject to third-party claims that Mattel is infringing on their intellectual property rights, either of which could adversely affect Mattel's business, financial condition, and results of operations.
The value of Mattel's business depends on its ability to protect its intellectual property and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties, in the United States and around the world, as well as its customer, employee, and consumer data. From time to time, third parties have challenged, and may in the future try to challenge, Mattel's ownership of its intellectual property in the United States and around the world. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert management and key personnel from business operations. Findings of infringement on the intellectual property rights of any third party by Mattel, its distributors, its licensors, or its manufacturers may require obtaining a license to use those rights, which may not be obtainable on reasonable terms, if at all.

In addition, Mattel's business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. The steps Mattel has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the United States. Mattel at times resorts to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. Mattel's failure to protect its proprietary intellectual property and information, including with respect to any successful challenge to Mattel's ownership of its intellectual property or significant infringements of its intellectual property, could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel has acquired, and may in the future acquire, certain intellectual property from third parties. Declines in the profitability of these acquired brands may impact Mattel's ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in net earnings caused by impairment charges could harm Mattel's results of operations.
Unfavorable resolution of, or adverse developments in, legal proceedings, other investigations, or regulatory matters could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel is, from time to time, involved in litigation or other disputes, investigations, and regulatory matters. An unfavorable resolution of these matters could have an adverse effect on Mattel's business, financial condition, and results of operations. Regardless of their outcome, these matters may result in substantial costs and expenses, significantly divert the attention of management, or interrupt Mattel's normal business operations. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, any of these matters. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
Mattel is subject to various laws and government policies or regulations in numerous jurisdictions, violation of which could subject it to sanctions. In addition, changes in such laws or policies or regulations may lead to increased costs, changes in Mattel's effective tax rate, or the interruption of normal business operations that could adversely affect Mattel's business, financial condition, and results of operations.
Mattel operates in a highly regulated environment in the United States and international markets. U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel's business, including its products and the importation and exportation of its products, and these laws and regulations can change frequently. These policies or regulations include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws, and revised tax law interpretations), product safety and other safety standards, trade restrictions, duties and tariffs (including international trade laws and regulations, export controls, and economic sanctions), regulations regarding currency and financial matters, anticorruption standards (such as the U.S. Foreign Corrupt Practices Act), environmental matters, advertising directed toward children, product content, and privacy and data protection, as well as other administrative and regulatory restrictions. In addition, as Mattel enters into new areas of investment, product development, or other business activities, it will have to learn to navigate the regulatory framework surrounding those areas, which may be continuing to develop. For example, Mattel has launched several non-fungible token projects, and its own digital collectibles marketplace. Mattel may continue to make investments involving cryptocurrency and may transact in cryptocurrency, and must comply with applicable regulations, which continue to evolve. The steps Mattel takes to comply with these laws, regulations, and policies do not ensure that Mattel will be in compliance in the future. Compliance with these various laws, regulations, and policies imposes significant costs on Mattel's business, and failure to comply could result in monetary liabilities and other penalties and could lead to negative media attention and consumer dissatisfaction, which could have an adverse effect on Mattel's business, financial condition, and results of operations.
New tax laws and interpretations of tax law are taken into account for financial statement purposes in the quarter or year that they become applicable. Mattel is actively monitoring proposals such as the Global Minimum Tax ("Pillar II") from the Organisation for Economic Co-operation and Development. As countries adopt and enact Pillar II, Mattel's provision for income taxes and income taxes payable may be impacted. Mattel is subject to regular review and audit by both domestic and foreign tax authorities. Tax authorities are increasingly scrutinizing the tax positions of companies and Mattel has tax audits pending in several jurisdictions. If the U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where Mattel's profits are currently recognized, Mattel's overall taxes could increase, and Mattel's business, financial condition or results of operations may be adversely impacted.
In addition, increases in import and excise duties and/or sales or value added taxes in the jurisdictions in which Mattel operates could affect the affordability of Mattel's products and, therefore, reduce demand.

From time to time, issues with products lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory or other actions by governmental authorities, which could divert resources, affect business operations, decrease sales, increase costs, and put Mattel at a competitive disadvantage, any of which could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel has in the past experienced, and may in the future experience, issues with products that lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. These issues and activities have resulted in increased governmental scrutiny and inquiries, harm to Mattel's reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Mattel's ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. For example, the insurance terms Mattel negotiated for certain prior periods were less favorable than preceding periods as a result of past claims, product liability incidents, changes in market conditions, and other factors. These issues and activities can divert development and management resources, adversely affect Mattel's business operations, decrease sales, increase legal fees and other costs, and put Mattel at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel's current and future operating procedures and product requirements may increase costs, adversely affect its relationship with vendors, and make it more difficult for Mattel to produce, purchase, and deliver products on a timely basis to meet market demands. Future conditions may require Mattel to adopt further changes that may increase its costs and further affect its relationship with vendors.
Mattel's current operating procedures and product requirements, including testing requirements and standards, have imposed costs on both Mattel and the vendors from which it purchases products. Changes in business conditions, including those resulting from new legislative and regulatory requirements, have in the past caused, and in the future could cause, further revisions of Mattel's operating procedures and product requirements. Changes in Mattel's operating procedures and product requirements can delay delivery of products and increase costs. Mattel's relationships with its existing vendors may be adversely affected as a result of these changes, making Mattel more dependent on a smaller number of vendors. Mattel is not currently dependent on a single supplier or group of suppliers. Some vendors may choose not to continue to do business with Mattel or not to accommodate Mattel's needs to the extent that they have done in the past. In addition, rising production costs, contraction of credit availability, and labor shortages have caused a substantial contraction in the number of toy manufacturers in China and other countries in Asia, decreasing the number of potential vendors to manufacture Mattel's products. Because of the seasonal nature of Mattel's business and the demands of its customers for deliveries with short lead times, Mattel depends upon the cooperation of its vendors to meet market demand for its products in a timely manner. There can be no assurance that existing and future events will not require Mattel to adopt additional requirements and incur additional costs, and impose those requirements and costs on its vendors, which may adversely affect its relationship with those vendors and Mattel's ability to meet market demand in a timely manner.

Indebtedness
Mattel's substantial indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry, and expose it to interest rate risk to the extent of its variable rate debt.
At December 31, 2022, Mattel had $2.33 billion of indebtedness on a consolidated basis, consisting primarily of 3.375% Senior Notes due 2026, 5.875% Senior Notes due 2027, and 3.750% Senior Notes due 2029, as well as Senior Notes issued in prior years. In addition, Mattel has $1.40 billion of commitments under its senior secured revolving credit facility. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Subject to the limits contained in the credit agreement that governs Mattel's senior secured revolving credit facility, the indentures that govern the notes, and Mattel's other debt instruments, Mattel may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent Mattel does so, the risks related to Mattel's high level of debt would increase. Specifically, Mattel's substantial indebtedness could have important consequences. For example, it could:
•Require Mattel to dedicate a substantial portion of its cash flow from operations to payments on Mattel's indebtedness, thereby reducing the availability of Mattel's cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts, and other general corporate purposes;
•Increase Mattel's vulnerability to, and limit Mattel's flexibility in planning for or reacting to, changes in its business and the industries in which it operates;
•Restrict Mattel from making strategic acquisitions or cause Mattel to make non-strategic divestitures;
•Expose Mattel to the risk of increased interest rates as borrowings under its senior secured revolving credit facility will be subject to variable rates of interest;
•Expose Mattel to additional risks related to currency exchange rates and repatriation of funds;
•Place Mattel at a competitive disadvantage compared to its competitors that have less debt; and
•Limit Mattel's ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions, and general corporate or other purposes.
Mattel's credit ratings have fluctuated in recent years. If Mattel's credit ratings decline, its cost of issuing new debt could increase. Mattel may be hindered from obtaining, or required to incur incremental costs to obtain, additional credit in tight credit markets. Further, Mattel's ability to issue additional debt could be adversely affected by other factors, including market conditions. The interest rate margins, unused line fee, and letter of credit fronting fee under Mattel's senior secured revolving credit facility may fluctuate based on Mattel's credit ratings. For example, if Mattel's credit ratings decline, its debt service obligations under its senior secured revolving credit facility may increase even if the principal amount borrowed remains the same.
In addition, the indentures governing the notes and the agreements governing Mattel's senior secured revolving credit facility contain affirmative and negative covenants that limit Mattel's ability to engage in activities that may be in its long-term best interests. Mattel's failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of Mattel's debts.
To service Mattel's indebtedness, Mattel requires a significant amount of cash and Mattel's ability to generate cash depends on many factors beyond Mattel's control.
Mattel's ability to make cash payments on and to refinance its indebtedness, and to fund planned capital expenditures, depends on Mattel's ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond Mattel's control.
Mattel's business may not generate sufficient cash flow from operations and future borrowings may not be available under Mattel's senior secured revolving credit facility in an amount sufficient to enable Mattel to pay its indebtedness or to fund its other liquidity needs. In such circumstances, Mattel may need to refinance all or a portion of its indebtedness upon or before maturity. Mattel may not be able to refinance any of Mattel's indebtedness, including its senior secured revolving credit facility and the notes, on commercially reasonable terms or at all. If Mattel cannot service its indebtedness, Mattel may need to take actions such as selling assets, issuing additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances. There can be no assurance that such actions, if necessary, will be effected on commercially reasonable terms or at all. The credit agreement governing Mattel's senior secured revolving credit facility and the indentures governing the notes will restrict Mattel's ability to sell assets and use the proceeds from such sales.

If Mattel is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Mattel otherwise fails to comply with the various covenants in the instruments governing its indebtedness, Mattel could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness will have the right to elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Mattel's senior secured revolving credit facility will have the right to elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against Mattel's assets, and Mattel could be forced into bankruptcy or liquidation. Declines in Mattel's operating performance may require Mattel to obtain waivers in the future from the required lenders under its senior secured revolving credit facility to avoid being in default. If Mattel breaches its covenants under its senior secured revolving credit facility and seeks a waiver, Mattel may not be able to obtain a waiver from the required lenders. If this occurs, Mattel would be in default under its senior secured revolving credit facility, the lenders could exercise their rights, as described above, and Mattel could be forced into bankruptcy or liquidation.
Mattel's variable rate indebtedness subjects Mattel to interest rate risk, which could cause Mattel's debt service obligations to increase significantly.
Borrowings under Mattel's senior secured revolving credit facility will be at variable rates of interest and will expose Mattel to interest rate risk. If interest rates continue to increase, Mattel's debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and Mattel's net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Assuming Mattel's senior secured revolving credit facility is fully drawn up to the maximum commitment level and the interest rates are above the interest rate floor set forth in the credit agreement governing Mattel's senior secured revolving credit facility, each one-eighth point change in interest rates would result in a $1.75 million change in annual interest expense on Mattel's indebtedness under its senior secured revolving credit facility. Any interest rate swaps that Mattel enters into with respect to its variable rate indebtedness may not fully mitigate Mattel's interest rate risk.
Mattel is dependent upon its lenders for financing to execute its business strategy and meet its liquidity needs. If Mattel's lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could adversely affect Mattel's business, financial condition, and results of operations.
There is risk that one or more of Mattel's lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to extending credit up to the maximum amount permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If Mattel's lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could be difficult to replace Mattel's senior secured revolving credit facility on similar terms, which could adversely affect Mattel's business, financial condition, and results of operations.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 360,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 327,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 607,000 square feet, which is used by the North America segment and for brand and corporate support functions. American Girl owns its distribution facility in DeForest, Wisconsin, consisting of approximately 350,000 square feet. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.
Mattel maintains leased offices in the United States, in Arkansas, California, and Minnesota, and leased warehouse and distribution facilities in California, Pennsylvania, Texas, and in Mississauga, Canada, all of which are used by the North America segment. Mattel leases corporate office space in Middleton, Wisconsin for American Girl, retail and related office space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in six other cities across the United States for its American Girl boutique stores. Internationally, Mattel has offices and/or warehouse space in over 30 countries. Mattel leases facilities used by the International segment in various foreign jurisdictions, including China, Mexico, the United Kingdom, Hong Kong, and Chile. Mattel also leases office space and principal manufacturing facilities in China, which support the North America, International, and American Girl segments.

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

PART II
Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Mattel's common stock, par value $1.00 per share, is traded under the symbol "MAT" on The Nasdaq Global Select Market.
Holders of Record
As of February 10, 2023, Mattel had approximately 17,000 holders of record of its common stock.
Dividends
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements —Stockholders' Equity—Dividends."
Recent Sales of Unregistered Securities
During the fourth quarter of 2022, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2022, 2021, and 2020, Mattel did not repurchase any shares of its common stock.
The following table provides certain information with respect to Mattel's purchases of its common stock during the fourth quarter of 2022:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Period:
October 1 - 31	715	$18.96	—	$203,016,273
November 1 - 30	1,595	18.15	—	203,016,273
December 1 - 31	3,799	17.84	—	203,016,273
Total	6,109	$18.05	—	$203,016,273
(a)The total number of shares purchased represents shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards. These shares were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2022, share repurchase authorizations of $203.0 million had not been executed. The resumption of repurchases under this program was announced on February 8, 2023. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2017 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return
Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index
250
200
150
100
50
0
Index Value
2017
2018
2019
2020
2021
2022
Period Ending
Mattel, Inc.
S&P 500
S&P 500 Consumer Discretionary

	December 31,
	2017	2018	2019	2020	2021	2022
Cumulative Total Return:
Mattel, Inc.	$100.00	$64.95	$88.10	$113.46	$140.18	$115.99
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
S&P 500 Consumer Discretionary	$100.00	$91.61	$116.91	$129.47	$153.59	$152.64

Item 6.    Reserved.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Note that amounts within this Item shown in millions may not foot due to rounding.
Mattel has omitted discussion of 2020 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Mattel's Annual Report on Form 10-K for the year ended December 31, 2021.
The following discussion includes currency exchange rate impact, a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC ("Regulation G"), to supplement the financial results as reported in accordance with generally accepted accounting principles in the United States ("GAAP"). The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates. Mattel uses this non-GAAP financial measure to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Management believes that the disclosure of this non-GAAP financial measure provides useful supplemental information to investors to allow them to better evaluate ongoing business performance and certain components of Mattel's results. This measure is not, and should not be viewed as, a substitute for GAAP financial measures.
The following discussion also includes the use of gross billings, a key performance indicator. Gross billings represent amounts invoiced to customers. It does not include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross billings as a metric for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel's business. Changes in gross billings are discussed because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and not associated with categories, brands, or individual products.
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
Russia - Ukraine War
The ongoing war between Russia and Ukraine has led to volatility and disruption in these countries. The length and impact of the ongoing war is highly unpredictable. While Mattel has no direct operations in Ukraine, its operations in Russia have experienced significant disruption. Mattel has paused all shipments into Russia and net sales in these countries have declined during the year ended December 31, 2022. Mattel's net sales in these two countries represented less than 1% and 2% of total net sales during the years ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, Mattel held $69.2 million of cash in Russia. While this cash can be used within Russia, its movement out of Russia is currently limited.

Recent Developments
Mattel's 2022 results were impacted by a challenging macro-economic environment, with quarterly results significantly affected by the volatility and timing of retailer inventory movements throughout the year. Through the third quarter of 2022, Mattel had accelerated its inventory production to meet demand levels and reduce supply chain risk while retailers had also increased their inventory levels to replenish low inventory levels entering 2022 and to meet expected growth in demand ahead of the holiday season. These factors resulted in strong growth in net sales during the nine months ended September 30, 2022. However, consumer demand was lower than expected during the holiday season, and occurred later in the fourth quarter of 2022, which caused retailers to reduce replenishment orders as they managed their inventory. These factors contributed to a decline in net sales during the fourth quarter of 2022 and elevated retailer inventory levels entering 2023, which are expected to have an unfavorable impact to net sales in 2023, particularly in the first half of the year.
Despite the challenging macro-economic environment, including the fourth quarter decline, Mattel's full year net sales were approximately flat compared to prior year, including an unfavorable impact from currency exchange rates of three percentage points.
Cost inflation also had an unfavorable impact to Mattel's gross margin during 2022, due to a combination of cost increases in raw materials, ocean freight, and other supply chain costs. Mattel's margins have also been negatively impacted by inventory management efforts, including higher close-out sales and inventory obsolescence, and increased royalty expense, reflecting increased sales of licensed properties. These negative factors were partially offset by favorable pricing actions and incremental realized savings from the Optimizing for Growth program. To the extent cost inflation becomes more significant than anticipated, or Mattel is unable to offset higher costs through mitigating actions, inflation may have a material effect on Mattel's results of operations and financial condition
Although operating results were below expectations, Mattel continued to improve its financial position during 2022 as cash flows generated from operating activities were used to reduce leverage through $250 million of long-term debt repayments, while ending the year with $761 million in cash and equivalents. Additionally, on February 8, 2023, Mattel announced the resumption of its share repurchase program, which has approximately $203 million of remaining authorized capacity to repurchase common stock.
To the extent the existing macro-economic environment remains challenging, or worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" for further discussion regarding potential impacts on Mattel's business.
Results of Operations
Consolidated Results
The following table includes Mattel's consolidated results for 2022 and 2021:

	For the Year Ended				Year/Year Change
	December 31, 2022		December 31, 2021
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$5,434.7		$5,457.7		—%
Cost of sales	2,953.3	54.3%	2,831.1	51.9%	4%	240
Gross profit	2,481.4	45.7%	2,626.7	48.1%	-6%	(240)
Advertising and promotion expenses	534.3	9.8%	545.7	10.0%	-2%	(20)
Other selling and administrative expenses	1,271.6	23.4%	1,351.4	24.8%	-6%	(140)
Operating income	675.5	12.4%	729.6	13.4%	-7%	(100)
Interest expense	132.8	2.4%	253.9	4.7%	-48%	(230)
Interest (income)	(9.4)	-0.2%	(3.5)	-0.1%	168%	(10)
Other non-operating expense, net	47.8		8.4
Income before income taxes	504.3	9.3%	470.8	8.6%	7%	70
Provision (benefit) for income taxes	135.9		(420.4)
(Income) from equity method investment	(25.4)		(11.8)
Net income	$393.9	7.2%	$903.0	16.5%	-56%	(930)
Sales
Net sales in 2022 were $5.43 billion, a decrease of $23.1 million as compared to $5.46 billion in 2021. The decrease in net sales was the result of declines in gross billings of $33.3 million, partially offset by declines in sales adjustments of $10.3 million.
Gross billings represents amounts invoiced to a customer and does not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial records at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand for 2022 and 2021:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2022	December 31, 2021
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$2,084.0	$2,299.1	-9%	-3%
Infant, Toddler, and Preschool	1,117.5	1,220.9	-8%	-2%
Vehicles	1,450.8	1,252.8	16%	-4%
Action Figures, Building Sets, Games, and Other	1,396.1	1,308.9	7%	-3%
Gross Billings	$6,048.3	$6,081.6	-1%	-4%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,490.6	$1,679.3	-11%	-3%
Hot Wheels	1,251.4	1,068.3	17%	-5%
Fisher-Price and Thomas & Friends	1,033.7	1,128.2	-8%	-2%
Other	2,272.5	2,205.8	3%	-3%
Gross Billings	$6,048.3	$6,081.6	-1%	-4%

Gross billings were $6.05 billion in 2022, a decrease of $33.3 million, or 1%, as compared to $6.08 billion in 2021, with an unfavorable impact from changes in currency exchange rates of four percentage points. The decrease in gross billings was due to lower billings of Dolls and Infant, Toddler, and Preschool, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other.
Dolls gross billings decreased 9%, of which 8% was due to lower billings of Barbie products, 2% was due to lower billings of American Girl products, and 2% was due to lower billings of Spirit products. This was partially offset by higher billings of Monster High products of 3% and higher billings of Disney Princess and Frozen products of 1%.
Infant, Toddler, and Preschool gross billings decreased 8%, of which 7% was due to lower billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 16%, of which 15% was due to higher billings of Hot Wheels products due to positive brand momentum and the successful launches of remote control vehicles and Hot Wheels Skate finger boards.
Action Figures, Building Sets, Games, and Other gross billings increased 7%, of which 11% was due to higher billings of Jurassic World products and 10% was due to higher billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of other Action Figures products of 7%, and lower billings of Games products of 5%.
Sales adjustments represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments decreased to $613.6 million in 2022, as compared to $623.9 million in 2021, due to lower gross billings. Sales adjustments as a percentage of net sales was relatively flat at 11.3% in 2022, as compared to 11.4% in 2021.
Cost of Sales
Cost of sales increased by $122.3 million, or 4%, to $2.95 billion in 2022 from $2.83 billion in 2021. Within cost of sales, product and other costs increased by $65.6 million, or 3%, to $2.42 billion in 2022 from $2.35 billion in 2021; royalty expense increased by $46.5 million, or 25%, to $230.8 million in 2022 from $184.3 million in 2021, and freight and logistics expenses increased by $10.2 million, or 3%, to $302.6 million in 2022 from $292.4 million in 2021.
Gross Margin
Gross margin decreased to 45.7% in 2022 from 48.1% in 2021. The decrease in gross margin was primarily due to cost inflation of 380 basis points, inventory management efforts of 110 basis points, including higher close-out sales and inventory obsolescence, and higher royalty expense and other of 60 basis points. These negative factors were partially offset by favorable pricing actions of 200 basis points and incremental realized savings from the Optimizing for Growth program of 130 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales were relatively flat in 2022 at 9.8% in 2022, compared to 10.0% in 2021.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.27 billion in 2022, as compared to $1.35 billion in 2021. The decrease in other selling and administrative expenses was primarily due to lower incentive compensation of $128.2 million and incremental realized savings from the Optimizing for Growth program of $30.9 million, partially offset by market-related pay increases of $50.8 million and increases in bad debt expense of $17.7 million.
Mattel's other selling and administrative expenses will increase in 2023 if incentive compensation expenses return to historical levels.

Interest Expense
Interest expense was $132.8 million in 2022, as compared to $253.9 million in 2021. The decrease in interest expense was primarily due to a loss on extinguishment of debt of $101.7 million as a result of the redemption of the 6.75% 2017/2018 Senior Notes due December 2025 (the "2025 Notes") in 2021 and lower interest expense of $19.3 million in 2022 due to the refinancing and repayment of the 2025 Notes in 2021.
Other Non-Operating Expense, Net
Other non-operating expense, net was $47.8 million in 2022, as compared to $8.4 million in 2021. In the fourth quarter of 2022, Mattel substantially completed the liquidation of its subsidiary in Argentina and recognized $45.4 million of currency translation adjustments as a loss in other non-operating expense, net, as a result of the liquidation. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk—Argentina Operations" for more information.
Provision (Benefit) for Income Taxes
Mattel's provision for income taxes was $135.9 million in 2022, as compared to a benefit from income taxes of $420.4 million in 2021. The 2021 benefit from income taxes included a $540.8 million release of valuation allowances related to U.S. federal, state, and certain foreign deferred tax assets and a $19.1 million tax benefit related to reassessments of prior year's tax liabilities based on the status of audits and settlements in various jurisdictions. The 2022 income tax provision included an $11.0 million tax expense related to certain foreign subsidiaries' deferred tax liabilities of undistributed earnings and a $15.2 million tax benefit related to reassessments of prior year's tax liabilities based on the status of audits and settlements in various jurisdictions.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the twelve months ended December 31, 2021, Mattel continued to see improved and sustained profitability, which presented objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, during 2021 Mattel released the valuation allowances related to certain U.S. federal, state and foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases for the year ended December 31, 2021, resulted in recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of $540.8 million. As of December 31, 2021, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $18 million and $83 million, respectively. Changes in the valuation allowances in 2022 primarily related to functional currency fluctuations. As of December 31, 2022, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $18 million and $74 million, respectively.
Segment Results
North America Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for 2022 and 2021:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2022	December 31, 2021
	(In millions, except percentage information)
Net Sales	$2,987.8	$2,968.3	1%	—%
Segment Operating Income	765.9	872.5	-12%
Net sales for the North America segment in 2022 were $2.99 billion, an increase of $19.6 million or 1%, as compared to $2.97 billion in 2021. The increase in net sales was the result of an increase in gross billings of $31.2 million, partially offset by an increase in sales adjustments of $11.7 million.

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2022	December 31, 2021
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$940.3	$1,011.1	-7%	—%
Infant, Toddler, and Preschool	698.3	758.8	-8%	—%
Vehicles	736.9	633.0	16%	-1%
Action Figures, Building Sets, Games, and Other	810.6	752.0	8%	—%
Gross Billings	$3,186.1	$3,154.9	1%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$776.3	$903.5	-14%	—%
Hot Wheels	617.9	529.5	17%	—%
Fisher-Price and Thomas & Friends	635.1	685.5	-7%	—%
Other	1,156.8	1,036.4	12%	—%
Gross Billings	$3,186.1	$3,154.9	1%	—%
Gross billings were $3.19 billion in 2022, an increase of $31.2 million, or 1%, as compared to $3.15 billion in 2021. The increase in the North America segment gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool.
Dolls gross billings decreased 7%, of which 13% was due to lower billings of Barbie products, partially offset by higher billings of Monster High products of 5%.
Infant, Toddler, and Preschool gross billings decreased 8%, of which 7% was due to lower billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 16%, of which 14% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 8%, of which 13% was due to higher billings of Jurassic World products and 9% was due to higher billings of Lightyear products, as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of other Action Figures products of 7% and lower billings of Plush products of 6%.
Sales adjustments increased to $198.3 million in 2022, as compared to $186.6 million in 2021, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 6.6% in 2022, as compared to 6.3% in 2021.
Cost of sales increased by $90.6 million, or 6%, to $1.65 billion in 2022 from $1.56 billion in 2021, as compared to a 1% increase in net sales, primarily due to an increase of product and other costs of $58.0 million and higher royalty expense of $28.3 million.
Gross margin in 2022 decreased to 44.9% in 2022 from 47.4% in 2021, due to cost inflation of 370 basis points, higher royalty expense and other of 140 basis points, and inventory management efforts of 90 basis points, including higher close-out sales and inventory obsolescence. These negative factors were partially offset by favorable pricing actions of 210 basis points and incremental realized savings from the Optimizing for Growth program of 140 basis points.
North America segment operating income was $765.9 million in 2022, as compared to segment operating income of $872.5 million in 2021, due to lower gross profit.

International Segment
The following table provides a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for 2022 and 2021:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2022	December 31, 2021
	(In millions, except percentage information)
Net Sales	$2,220.0	$2,219.2	—%	-7%
Segment Operating Income	295.8	350.0	-15%
Net sales for the International segment in 2022 were $2.22 billion, relatively flat as compared to 2021. Declines in gross billings of $20.6 million were offset by declines in sales adjustments of $21.4 million.

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2022	December 31, 2021
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$909.7	$1,010.1	-10%	-7%
Infant, Toddler, and Preschool	419.2	462.1	-9%	-6%
Vehicles	713.9	619.8	15%	-9%
Action Figures, Building Sets, Games, and Other	585.5	556.8	5%	-8%
Gross Billings	$2,628.2	$2,648.8	-1%	-8%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$714.2	$775.8	-8%	-7%
Hot Wheels	633.5	538.8	18%	-9%
Fisher-Price and Thomas & Friends	398.7	442.7	-10%	-6%
Other	881.8	891.4	-1%	-7%
Gross Billings	$2,628.2	$2,648.8	-1%	-8%
Gross billings for the International segment were $2.63 billion in 2022, a decrease of $20.6 million, or 1%, as compared to $2.65 billion in 2021, with an unfavorable impact from changes in currency exchange rates of eight percentage points. The decrease in International segment gross billings was due to lower billings of Dolls and Infant, Toddler, and Preschool, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other.
Dolls gross billings decreased 10%, of which 6% was due to lower billings of Barbie products, 2% was due to lower billings of Spirit products and 2% was due to lower billings of Enchantimals products.
Infant, Toddler, and Preschool gross billings decreased 9%, due to lower billings of Fisher-Price and Thomas & Friends products.
Vehicles gross billings increased 15% due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 5%, of which 10% was due to higher billings of Lightyear products and 8% was due to higher billings of Jurassic World products, in each case as a result of their theatrical releases during the second quarter of 2022. This was partially offset by lower billings of other Action Figures products of 7% and lower billings of Games products of 7%.
Sales adjustments decreased to $408.2 million in 2022, as compared to $429.6 million in 2021, due to lower gross billings. Sales adjustments as a percentage of net sales was 18.4% in 2022, as compared to 19.4% in 2021. The decline was due to changes in the mix of sales as there were lower sales in markets with higher average sales adjustment rates.

Cost of sales increased by $63.2 million, or 5%, to $1.21 billion in 2022 from $1.15 billion in 2021, as compared to relatively flat net sales, primarily due to an increase of product and other costs of $35.8 million, higher royalty expense of $17.7 million, reflecting increased sales of licensed properties, and higher freight and logistics expenses of $9.7 million.
Gross margin in 2022 decreased to 45.6% in 2022 from 48.2% in 2021, due to cost inflation of 420 basis points, inventory management efforts of 160 basis points, including higher close-out sales and inventory obsolescence, and higher royalty expense and other of 30 basis points. These negative factors were partially offset by favorable pricing actions of 210 basis points and incremental realized savings from the Optimizing for Growth program of 130 basis points.
International segment operating income was $295.8 million in 2022, as compared to segment operating income of $350.0 million in 2021, due to lower gross profit, partially offset by lower advertising and promotion expenses of $17.8 million.
American Girl Segment
The following table provides a summary of Mattel's net sales and segment operating income for the American Girl segment for 2022 and 2021:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2022	December 31, 2021
	(In millions, except percentage information)
Net Sales	$226.9	$270.3	-16%	—%
Segment Operating Income	0.2	5.4	N/M
N/M - Not meaningful
Net sales for the American Girl segment in 2022 were $226.9 million, a decrease of $43.4 million or 16%, as compared to $270.3 million in 2021. The decrease in net sales was the result of declines in gross billings of $44.0 million or 16%, to $234.0 million in 2022 from $277.9 million in 2021. The decrease was primarily due to lower billings of 2022 Girl of the Year dolls of $14.5 million and lower billings of historical character dolls products of $13.3 million.
Sales adjustments decreased to $7.1 million in 2022, as compared to $7.6 million in 2021, due to lower gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 3.1% in 2022, as compared to 2.8% in 2021.
Cost of sales decreased by $10.7 million, or 9%, to $106.1 million in 2022 from $116.8 million in 2021, as compared to a 16% decrease in net sales, primarily due to a decrease of product and other costs of $7.2 million.
Gross margin in 2022 decreased to 53.2% in 2022 from 56.8% in 2021, due to cost inflation of 230 basis points, royalty expense and other of 170 basis points, and inventory obsolescence of 30 basis points, partially offset by incremental realized savings from the Optimizing for Growth program of 80 basis points.
American Girl segment operating income was $0.2 million in 2022, as compared to segment operating income of $5.4 million in 2021, due to lower gross profit, partially offset by lower other selling and administrative expenses of $25.0 million, including $15.2 million from a gain on the sale of the American Girl corporate offices and distribution center during 2022.

Cost Savings Programs
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the "Program"), which had targeted annual gross cost savings of $250 million from actions expected to be completed beginning 2021 through 2023. In February 2023, Mattel expanded the Program and increased the targeted annual gross cost savings from $250 million to $300 million, reflecting additional initiatives, including actions to further streamline Mattel's organizational structure. The additional initiatives are estimated to result in incremental employee severance charges of $10 million to $15 million during 2023.
Of the $300 million in targeted gross cost savings, approximately 60% is expected to benefit cost of sales, 30% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expenses. Estimated total cash expenditures associated with the Program, excluding previous actions taken under the Capital Light program, are expected to be approximately $135 to $165 million.
Mattel estimates the cost of actions for the Program, excluding previous actions taken under the Capital Light program, to be as follows:

Optimizing for Growth - Actions	Estimate of Cost
Employee severance	$40 to $50 million
Real estate/supply chain optimization and other restructuring costs	$25 to $35 million
Non-cash charges (a)	$55 to $60 million
Total estimated severance and restructuring costs	$120 to $145 million
Information technology enhancements and other investments	$70 to $80 million
Total estimated actions	$190 to $225 million
(a)Non-cash charges include $45.4 million of currency translation losses that were recognized within other non-operating expense, net, in the consolidated statement of operations during 2022 as a result of Mattel's liquidation of its subsidiary in Argentina, which was substantially completed in 2022.
Cumulatively, in conjunction with previous actions taken under the Capital Light program prior to 2021, targeted annual gross cost savings for the Program are $375 million by 2023, with total expected cash expenditures of approximately $175 to $205 million, and total expected non-cash charges of $70 to $75 million. Of the $375 million in targeted gross cost savings, approximately 65% is expected to benefit cost of sales, 25% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expenses.
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In millions)
Cost of sales (a)	$10.7	$2.9	$5.7
Other selling and administrative expenses (b)	23.6	32.3	7.2
	$34.3	$35.2	$12.9
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating income (loss) in "Note 13 to the Consolidated Financial Statements—Segment Information".
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 13 to the Consolidated Financial Statements—Segment Information."
As of December 31, 2022, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $165 million, which include approximately $73 million of non-cash charges. Non-cash charges include $45.4 million recorded in non-operating expense, net, during 2022 related to the liquidation of Mattel's subsidiary in Argentina. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $280 million, which represents approximately 80% benefit to cost of sales, 15% benefit to other selling and administrative expenses, and 5% benefit to advertising and promotion expenses, as of December 31, 2022, in connection with the Program.

Other Cost Savings Actions
In connection with Mattel's continued efforts to streamline its organizational structure and restore profitability, in May 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce.
During 2020, Mattel recorded severance and other restructuring charges of approximately $28 million, of which approximately $19 million related to actions taken to streamline Mattel's organizational structure and approximately $9 million related to actions associated with a prior cost savings program.
Income Taxes
See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for Income Taxes."
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $761.2 million in cash and equivalents at December 31, 2022, approximately $304.1 million was held by foreign subsidiaries, including $69.2 million held in Russia.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its Revolving Credit Facility covenants, or deterioration of Mattel's credit ratings. However, based on Mattel's current business plan and factors known to date, it is expected that existing cash and equivalents, cash flows from operations, availability under the Revolving Credit Facility, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months.
The Tax Cuts and Jobs Act, enacted on December 22, 2017 (the "U.S. Tax Act"), provides Mattel with a reduced cost to access the earnings of its foreign subsidiaries. As such, Mattel has evaluated its intentions related to its indefinite reinvestment assertion and has recorded a $28.0 million deferred tax liability as of December 31, 2022, related to approximately $2.60 billion of foreign earning that will not be indefinitely reinvested.
With the passage of the U.S. Tax Act, repatriations of foreign cash generally will not be taxable for U.S. federal income tax, but may be subject to state income tax and/or foreign withholding tax, in addition to any local country distribution requirements.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and Revolving Credit Facility to meet its short-term liquidity needs. At December 31, 2022, Mattel had no outstanding borrowings under the Revolving Credit Facility and approximately $8 million in outstanding letters of credit under the Revolving Credit Facility.
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
Cash Flow Activities
Cash flows provided by operating activities were $442.8 million in 2022, as compared to $485.5 million in 2021. The decrease in cash flows provided by operating activities was primarily due to $62.2 million of higher working capital usage, partially offset by changes in net income, excluding the impact of non-cash items.
Cash flows used for investing activities were $144.2 million in 2022, as compared to $105.1 million in 2021. The increase in cash flows used for investing activities was primarily due to an increase in capital expenditures of $35.2 million.
Cash flows used for financing activities were $260.6 million in 2022, as compared to $402.1 million in 2021. The decrease in cash flows used for financing activities was primarily due to $250.0 million repayment of the 3.15% Senior Notes due March 2023 in 2022, compared to $391.1 million of cash used for repayment and refinancing of the 6.75% 2017/2018 Senior Notes due December 2025 in 2021.
During 2022 and 2021, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2022, share repurchase authorizations of $203.0 million had not been executed. The resumption of repurchases under this program was announced on February 8, 2023. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2022 and 2021, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 5 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Ratings
In 2022, Fitch changed Mattel's long-term credit rating from BB to BB+ with a positive outlook. In 2022, Moody's changed Mattel's long-term credit rating from Ba2 to Baa3 and maintained a stable outlook. In 2022, Standard & Poor's changed Mattel's long-term credit rating from BB to BB+ and maintained a positive outlook.
Financial Position
Mattel's cash and equivalents increased $29.9 million to $761.2 million at December 31, 2022, as compared to $731.4 million at December 31, 2021, primarily due to cash flow provided by operating activities of $442.8 million and proceeds from the sale of assets of $38.1 million, partially offset by the redemption of the $250.0 million aggregate principal amount of the 3.15% Senior Notes due 2023, and capital expenditures of $186.5 million.
Accounts receivable decreased $212.5 million to $860.2 million at December 31, 2022, as compared to $1.07 billion at December 31, 2021, due to the decline in net sales in the fourth quarter of 2022.
Inventories increased $116.9 million to $894.1 million at December 31, 2022, as compared to $777.2 million at December 31, 2021, which reflects the impact of lower than anticipated sales and cost inflation.
Prepaid expenses and other current assets decreased $79.8 million to $213.5 million at December 31, 2022, as compared to $293.3 million at December 31, 2021, primarily due to the $86.0 million settlement of a receivable due from insurers related to a legal matter.

Accounts payable and accrued liabilities decreased $420.6 million to $1.15 billion at December 31, 2022, as compared to $1.57 billion at December 31, 2021, primarily due to a decrease in accounts payable of $107.7 million, lower accrued incentive compensation of $137.0 million, $86.0 million in settlement of an accrued legal matter, and a decrease in accrued advertising and promotion of $64.0 million.
A summary of Mattel's capitalization is as follows:

	December 31, 2022		December 31, 2021
	(In millions, except percentage information)
Cash and equivalents	$761.2		$731.4

2010 Senior Notes due October 2040	250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0
2013 Senior Notes due March 2023	—		250.0
2019 Senior Notes due December 2027	600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0
Debt issuance costs and debt discount	(24.4)		(29.0)
Total debt	2,325.6	53%	2,571.0	62%
Stockholders' equity	2,056.3	47	1,568.8	38
Total capitalization (debt plus equity)	$4,381.9	100%	$4,139.8	100%
On December 30, 2022, Mattel used cash on hand to redeem and retire $250 million aggregate principal amount of the 3.15% Senior Notes due 2023.
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
Total debt, was $2.33 billion at December 31, 2022, as compared to $2.57 billion at December 31, 2021. The decrease was due to the $250 million redemption of the 3.15% Senior Notes due 2023.
Stockholders' equity increased $487.4 million to $2.06 billion at December 31, 2022, as compared to $1.57 billion at December 31, 2021, primarily due to net income in 2022 of $393.9 million and the impact of share-based compensation on additional paid-in capital of $69.1 million.
Off-Balance Sheet Arrangements
Mattel is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $8 million and $10 million as of December 31, 2022 and 2021, respectively.
Commitments
In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel's right to create and market certain products, and for future purchases of goods and services, including for the purchase of future inventory to ensure availability of materials. These arrangements include commitments for royalty payments pursuant to licensing agreements, which routinely contain provisions for guarantees or minimum expenditures during the terms of the contracts. Mattel also enters into long-term debt arrangements that include periodic interest and principal payments. Mattel also has defined benefit and postretirement benefit plans, which require future cash contributions and benefit payments. Additionally, Mattel routinely enters into noncancelable lease agreements for premises and equipment used, which contain minimum rental payments.

The following table summarizes Mattel's contractual commitments and obligations:

	Total	2023	2024	2025	2026	2027	Thereafter
	(In millions)
Long-term debt	$2,350.0	$—	$—	$—	$600.0	$600.0	$1,150.0
Interest on long-term debt	964.4	109.9	109.9	109.9	94.7	88.1	451.9
Leases	419.8	93.9	83.6	71.0	58.5	31.7	81.1
Minimum guarantees under licensing and similar agreements	188.6	70.2	63.6	52.7	1.1	1.0	—
Defined benefit and postretirement benefit plans (a)	349.6	36.0	36.5	35.9	34.6	34.8	171.8
Purchases of inventory, services, and other	461.4	301.9	61.3	40.1	27.4	24.6	6.1
Total	$4,733.8	$611.9	$354.9	$309.6	$816.3	$780.2	$1,860.9
(a) Total defined benefit and postretirement benefit plans include obligations to be paid through 2032.
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
Employee Savings Plan
Mattel sponsors a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the "Plan"), for its domestic employees. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is invested in Mattel common stock (the "Mattel Stock Fund"). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, allowing employees to limit or eliminate their exposure to market changes in Mattel's stock price. Furthermore, the Plan limits the percentage of the employee's total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel's insider trading policy, employees classified as insiders under Mattel's insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.
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
Accounts Receivable—Allowance for Credit Losses
The allowance for credit losses is based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Management believes the accounting estimate related to the allowance for credit losses is a "critical accounting estimate" because significant judgment is required to evaluate the creditworthiness of its customers when estimating the collectability of its accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers' ability to pay amounts owed to Mattel. Significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including other selling and administrative expenses, net income, and accounts receivable.

Mattel's products are sold throughout the world. Products within the North America segment are sold directly to retailers, including discount and freestanding toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers, and directly to consumers through Mattel's e-commerce platforms. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, and in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence.
In recent years, the mass-market retail channel has experienced significant shifts in market share among competitors, causing some large retailers to experience liquidity problems. Mattel's sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the seasonal nature of toy sales, which results in a substantial portion of trade receivables being collected during the latter half of the year and the first quarter of the following year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy, financial difficulty, or other factors beyond the control of Mattel. This could increase Mattel's exposure to losses from bad debts.
A small number of customers account for a large share of Mattel's net sales and accounts receivable. In 2022, Mattel's three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 43% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 52% of net sales. As of December 31, 2022, Mattel's three largest customers accounted for approximately 38% of net accounts receivable, and its ten largest customers accounted for approximately 48% of net accounts receivable. Should one or more of Mattel's large customers experience bankruptcy or financial difficulty, the allowance for credit losses may not be sufficient to cover such losses.
Mattel has procedures to mitigate its risk of exposure to losses from bad debts. Credit limits and payment terms are established based on the underlying criteria that collectability must be reasonably assured at the levels set for each customer. Extensive evaluations are performed on an ongoing basis throughout the fiscal year of each customer's financial performance, cash generation, financing availability, and liquidity status. Customers are reviewed at least annually, with more frequent reviews being performed, if necessary, based on the customers' financial condition and the level of credit being extended. For customers who are experiencing financial difficulty, management performs additional financial analyses prior to shipping to those customers on credit. Customers' terms and credit limits are adjusted or revoked, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
The following table summarizes Mattel's allowance for credit losses:

	December 31, 2022	December 31, 2021
	(In millions, except percentage information)
Allowance for credit losses	$27.6	$10.7
As a percentage of total accounts receivable	3.1%	1.0%
Changes in the allowance for credit losses reflect management's assessment of the factors noted above, including changes in current economic trends, business environment, past due accounts, disputed balances with customers, and the financial condition of customers. The allowance for credit losses is also affected by the time at which uncollectable accounts receivable balances are actually written off.
For the years ended December 31, 2022 and 2021, Mattel recorded a charge related to its allowance for credit losses of approximately $18 million and $1 million, respectively, which was recognized as other selling and administrative expenses. In general, Mattel's allowance for credit loss estimates has historically been within its expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. If significant changes in the assumptions used to develop the estimates occur, they could materially affect key financial measures, including other selling and administrative expenses and accounts receivable. A hypothetical 1% increase or decrease to the allowance for credit losses as a percentage of accounts receivable would have impacted 2022 and 2021 other selling and administrative expenses by approximately $9 million and $11 million, respectively.

Inventories—Obsolescence Reserve
Inventories are stated at the lower of cost or net realizable value. Inventory obsolescence reserves are recorded for damaged, obsolete, excess, and slow-moving inventory. Inventory obsolescence expense is charged to cost of sales and establishes a lower cost basis for the inventory. Management believes that the accounting estimate related to the obsolescence reserve is a "critical accounting estimate" because significant judgment is required to evaluate the level of future demand for inventories held by Mattel as well as the prices at which customers are willing to pay for Mattel's inventories. As more fully described below, obsolescence reserves required for Mattel's inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers. Significant changes in the assumptions used to develop the estimate could materially affect key financial measures, including gross profit, net income, and inventories.
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
Mattel bases its production schedules for toy products on customer orders and forecasts, taking into account historical trends, results of market research, and current market information. Mattel ships products in accordance with delivery schedules specified by its customers, who usually request delivery within three months. In anticipation of retail sales in the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of its fiscal year. These seasonal purchasing patterns and requisite production lead times create risk to Mattel's business associated with the underproduction of popular toys and the overproduction of toys that do not match consumer demand. Retailers are also attempting to manage their inventories more tightly, requiring Mattel to ship products closer to the time the retailers expect to sell the products to consumers. These factors increase inventory valuation risk because Mattel's inventory levels may be adversely impacted by the need to prebuild products before orders are placed.
When conditions in the domestic and global economies become uncertain, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts of the economy, including the economies in which Mattel participates. Because all components of Mattel's budgeting and forecasting are dependent upon estimates of growth or contraction in the markets it serves and demand for its products, economic uncertainty makes estimates of future demand for products more difficult. Such economic changes may affect the sales of Mattel's products and its corresponding inventory levels, which could potentially impact the valuation of its inventory.
At the end of each quarter, management within each business segment, North America, International, and American Girl, performs a detailed review of its inventory on an item-by-item basis. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:
•Customer and/or consumer demand for the item;
•Overall inventory positions of Mattel's customers;
•Strength of competing products in the market;
•Quantity on hand of the item;
•Sales price of the item;
•Mattel's cost for the item; and
•Length of time the item has been in inventory.
The timeframe between when an estimate is made and the time of disposal depends on the above factors and may vary significantly. Generally, slow-moving inventory is liquidated during the next annual selling cycle.

The following table summarizes Mattel's obsolescence reserve:

	December 31, 2022	December 31, 2021
	(In millions, except percentage information)
Obsolescence reserve	$41.8	$31.3
As a percentage of gross inventory	4.5%	3.9%
For the years ended December 31, 2022 and 2021, Mattel recorded a charge related to its inventory obsolescence reserve of approximately $65 million and $41 million, which was recognized as cost of sales. In general, Mattel's inventory obsolescence estimates have historically been within expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. If significant changes in the assumptions used to develop the estimate occur, they could materially affect key financial measures, including cost of sales and inventories. A hypothetical 1% increase or decrease to inventory reserves as a percentage of gross inventory at December 31, 2022 and 2021 would have impacted 2022 and 2021 cost of sales by approximately $9 million and $8 million, respectively.
Goodwill
Mattel tests goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimates related to the fair value estimates of its goodwill are "critical accounting estimates" because assessing goodwill for impairment involves a high degree of judgment due to the prospective assumptions that underlie the fair value assessments, such as projecting future cash flows for Mattel's reporting units and estimating the weighted-average cost of capital that a market participant would use as a discount rate. Significant changes in the assumptions used in the goodwill impairment tests could materially affect key financial measures, including net income and goodwill.
For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units, which are at the operating segment level. Mattel's reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel then assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is used as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.
When the quantitative goodwill impairment test is necessary, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit's carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to the excess, limited by the amount of goodwill in that reporting unit.
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
Mattel last performed a quantitative goodwill impairment assessment as of August 1, 2020, and the resulting calculations indicated the fair values exceeded the carrying amounts of Mattel's reporting units by 3.7 times, 1.8 times, and 1.6 times for the North America, International, and American Girl reporting units, respectively.
In the third quarter of 2022, Mattel performed a qualitative assessment to determine whether it was more likely than not that the book value of each reporting unit exceeded its fair value. As a result of Mattel's qualitative assessment, it was determined that goodwill was not impaired. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2022.

Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Management believes that the accounting estimates related to sales adjustments are "critical accounting estimates" because significant judgment is required to estimate related accruals, such as estimating future customer sales volume to support volume-based sales incentives, estimating volumes of defective products to support reserves for defective merchandise, and estimating future customer performance and consumer preferences that could impact the discretionary sales promotions. Significant changes in the assumptions used to develop the estimates could impact Mattel's results of operations or financial condition.
The above-described programs primarily involve fixed amounts or percentages of sales to customers. The accruals for such programs, which can either be contractual or discretionary in nature, are based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While certain sales adjustment amounts are readily determinable at year-end and do not require estimates, other sales adjustments, such as discretionary sales adjustments, require significant judgment by management to make these estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.
Accruals for these programs are recorded as sales adjustments that reduce gross billings in the period the related sale is recognized. Sales adjustments for such programs totaled $613.6 million or 11.3% as a percentage of net sales in 2022 and $623.9 million or 11.4% as a percentage of net sales in 2021. If significant changes in the assumptions used to develop the estimates occur, they could impact Mattel's results of operations or financial condition. A hypothetical 1% increase or decrease in Mattel's sales adjustments as a percentage of net sales during the years ended December 31, 2022 and 2021 would have impacted 2022 and 2021 net sales by approximately $54 million and $55 million, respectively.
Income Taxes
Mattel's income tax provision and related income tax assets and liabilities are based on actual and expected future income, U.S. federal and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which Mattel operates. Management believes that the accounting estimates related to income taxes are "critical accounting estimates" because significant judgment is required in interpreting tax regulations in the United States and in foreign jurisdictions, evaluating Mattel's worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect Mattel's consolidated financial statements.
Certain income and expense items are accounted for differently for financial reporting and income tax purposes. As a result, the income tax expense reflected in Mattel's consolidated statements of operations is different than that reported in Mattel's tax returns filed with the taxing authorities. Some of these differences are permanent, such as expenses that are not deductible in Mattel's tax return, and some are temporary differences that reverse over time, such as depreciation expense. These timing differences create deferred income tax assets and liabilities. Deferred income tax assets generally represent items that can be used as a tax deduction or credit in Mattel's tax returns in future years for which Mattel has already recorded a tax benefit in its consolidated statements of operations. Mattel records a valuation allowance to reduce its deferred income tax assets if, based on the weight of available evidence, management believes expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. Management evaluates the level of Mattel's valuation allowances at least annually, and more frequently if actual operating results differ significantly from forecasted results.
During the year ended December 31, 2021, Mattel continued to see improved and sustained profitability, which presented objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, during 2021 Mattel released the valuation allowances related to certain U.S. federal, state and foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases for the year ended December 31, 2021, resulted in recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of $540.8 million. As of December 31, 2021, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $18 million and $83 million, respectively. Changes in the valuation allowances in 2022 primarily related to utilization and expiration of tax attributes and functional currency fluctuations. As of December 31, 2022, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $18 million and $74 million, respectively. As of December 31, 2022 and 2021, Mattel had recorded net deferred tax assets of $416.5 million and $486.9 million, respectively.

Mattel records unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel's measurement of its unrecognized tax benefits is based on management's assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more likely than not (a greater than 50 percent likelihood) be realized. As of December 31, 2022 and 2021, the unrecognized tax benefit balance, inclusive of interest and penalties, was $127.7 million and $137.9 million, respectively.
In the normal course of business, Mattel is regularly audited by U.S. federal, state, local, and foreign tax authorities. Many of the judgments made in adjusting uncertain tax positions involve assumptions and estimates regarding audit outcomes and the timing of audit settlements, which are often uncertain and subject to change. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
New Accounting Pronouncements
See Item 8 "Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies."
Non-GAAP Financial Measure
To supplement the financial results presented in accordance with GAAP, Mattel presents a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. The non-GAAP financial measure that Mattel presents is currency exchange rate impact. Mattel uses this measure to analyze its continuing operations and to monitor, assess, and identify meaningful trends in its operating and financial performance. Mattel believes that the disclosure of this non-GAAP financial measure provides useful supplemental information to investors to be able to better evaluate ongoing business performance and certain components of Mattel's results. This measure is not, and should not be viewed as, a substitute for GAAP financial measures and may not be comparable to similarly-titled measures used by other companies.
Currency Exchange Rate Impact
The currency exchange rate impact reflects the portion (expressed as a percentage) of changes in Mattel's reported results that are attributable to fluctuations in currency exchange rates.
For entities reporting in currencies other than the U.S. dollar, Mattel calculates the percentage change of period-over-period results at constant currency exchange rates (established as described below) by translating current period and prior period results using these rates and then determines the currency exchange rate impact percentage by calculating the difference between the percentage change at such constant currency exchange rates and the percentage change at actual exchange rates.
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
Key Performance Indicator
Gross billings represent amounts invoiced to customers. It does not include the impact of sales adjustments, such as trade discounts and other allowances. Mattel presents changes in gross billings as a metric for comparing its aggregate, categorical, brand, and geographic results to highlight significant trends in Mattel's business. Changes in gross billings are discussed because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and not associated with categories, brands, or individual products.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Unhedged transactions denominated in the Chinese yuan, Euro, Mexican peso, and Russian ruble were the primary transactions that caused foreign currency transaction exposure for Mattel in 2022. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments in 2022 were related to its net investments in entities having functional currencies denominated in the British pound sterling, Euro, Mexican peso, Brazilian real, and Hong Kong dollar.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's 2022 net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.
Mattel's foreign currency forward exchange contracts that were used to hedge firm commitments and anticipated transactions as of December 31, 2022 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency, with the exception of the Indonesian rupiah contracts, which are maintained by entities with an Indonesian rupiah functional currency.

	Buy			Sell
	Contract Amount	Weighted-Average Contract Rate	Fair Value	Contract Amount	Weighted-Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar (a)	$—	—	$—	$65,176	0.70	$1,345
British pound sterling (a)	28,414	1.20	219	—	—	—
Canadian dollar (a)	19,253	0.74	(31)	32,816	0.79	2,128
Czech koruna	9,155	22.74	104	—	—	—
Danish krone	2,728	6.99	19	—	—	—
Euro (a)	15,833	1.06	120	224,270	1.12	7,943
Hungarian forint	5,210	381.53	127	—	—	—
Indonesian rupiah	36,094	15,068	(1,240)	—	—	—
Japanese yen	—	—	—	8,689	132.05	(58)
Mexican peso	60,129	19.46	(28)	13,222	19.95	(145)
New Zealand dollar (a)	6,535	0.63	13	—	—	—
Polish zloty	19,806	4.42	297	—	—	—
Russian ruble	29,681	59.27	(5,234)	—	—	—
Singapore dollar	12,276	1.35	123	—	—	—
South African rand	—	—	—	5,552	17.38	(94)
Swiss franc	27,411	0.92	140	—	—	—
	$272,525		$(5,371)	$349,725		$11,119
(a)    The weighted-average contract rate for these contracts is quoted in U.S. dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2022. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2022. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2022, these contracts had a contract amount of $47.4 million and a fair value liability of $1.7 million.
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its earnings before income taxes would have decreased by approximately $19 million in 2022 and decreased by approximately $3 million in 2021.
Turkey Operations
Effective April 1, 2022, Mattel has accounted for Turkey as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning April 1, 2022, Mattel's Turkey subsidiary has designated the U.S. dollar as its functional currency. Mattel's Turkey subsidiary represented approximately 1% of Mattel's consolidated net sales for the year ended December 31, 2022.
Argentina Operations
During the third quarter of 2021, Mattel began a process to liquidate its subsidiary in Argentina. The liquidation was substantially completed during the fourth quarter of 2022. Prior to the substantial completion of the liquidation, Mattel had recorded $45.4 million of currency translation adjustments in accumulated other comprehensive loss, net within its consolidated balance sheet. As a result of the substantially complete liquidation, the cumulative currency translation adjustments were removed from accumulated other comprehensive loss and recognized as a loss in other non-operating expense within the consolidated statement of operations.

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel's management, including Ynon Kreiz, its principal executive officer, and Anthony DiSilvestro, its principal financial officer, evaluated the effectiveness of Mattel's internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel's internal control over financial reporting was effective as of December 31, 2022. The effectiveness of Mattel's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattel, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2022 appearing after the signature and power of attorney pages (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Sales Adjustments Accrual – Discretionary Component

As described in Note 1 to the consolidated financial statements, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and allowances for returns or defective merchandise. Accruals for these programs are recorded in net sales as sales adjustments that reduce gross billings in the period the related sale is recognized. As disclosed by management, sales adjustments for such programs totaled $613.6 million for the year ended December 31, 2022. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While certain sales adjustment amounts are readily determinable at year end and do not require estimates, other sales adjustments, such as discretionary sales adjustments, require significant judgment by management to make these estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.

The principal considerations for our determination that performing procedures relating to the discretionary component of the sales adjustments accrual is a critical audit matter are the significant judgment by management in estimating the discretionary component of the sales adjustments accrual, which in turn led to a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating audit evidence relating to management's estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimate of the discretionary component of the sales adjustments accrual. These procedures also included, among others (i) testing management's process for developing the estimate of the discretionary component of the sales adjustments accrual, (ii) evaluating the reasonableness of available information considered by management in developing the estimate, (iii) testing the completeness and accuracy of underlying data used in the estimate, (iv) evaluating, on a sample basis, the results of a retrospective comparison of sales adjustments accrued in the prior year to settlements in the current year, and (v) testing, on a sample basis, settlements subsequent to year-end.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 21, 2023

We have served as the Company's auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$761,235	$731,362
Accounts receivable, net of allowances for credit losses of $27.6 million and $10.7 million in 2022 and 2021, respectively	860,221	1,072,684
Inventories	894,064	777,184
Prepaid expenses and other current assets	213,515	293,299
Total current assets	2,729,035	2,874,529
Noncurrent Assets
Property, plant, and equipment, net	469,132	455,966
Right-of-use assets, net	318,680	325,484
Goodwill	1,378,551	1,390,207
Deferred income tax assets	471,672	526,906
Identifiable intangible assets, net	425,100	476,858
Other noncurrent assets	385,491	343,944
Total Assets	$6,177,661	$6,393,894
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	471,475	579,152
Accrued liabilities	678,689	991,592
Income taxes payable	37,584	27,509
Total current liabilities	1,187,748	1,598,253
Noncurrent Liabilities
Long-term debt	2,325,644	2,570,992
Noncurrent lease liabilities	271,418	283,626
Other noncurrent liabilities	336,582	372,174
Total noncurrent liabilities	2,933,644	3,226,792
Commitments and Contingencies (See Note 12)
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,808,308	1,832,144
Treasury stock at cost: 87.0 million shares and 90.7 million shares in 2022 and 2021, respectively	(2,129,639)	(2,219,990)
Retained earnings	2,847,709	2,456,597
Accumulated other comprehensive loss	(911,478)	(941,271)
Total stockholders' equity	2,056,269	1,568,849
Total Liabilities and Stockholders' Equity	$6,177,661	$6,393,894
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands, except per share amounts)
Net Sales	$5,434,687	$5,457,741	$4,588,433
Cost of sales	2,953,335	2,831,079	2,345,330
Gross Profit	2,481,352	2,626,662	2,243,103
Advertising and promotion expenses	534,255	545,674	525,803
Other selling and administrative expenses	1,271,582	1,351,426	1,342,564
Operating Income	675,515	729,562	374,736
Interest expense	132,818	253,937	198,332
Interest (income)	(9,398)	(3,503)	(3,945)
Other non-operating expense, net	47,760	8,364	2,692
Income Before Income Taxes	504,335	470,764	177,657
Provision (benefit) for income taxes	135,851	(420,381)	65,549
(Income) from equity method investments	(25,429)	(11,842)	(11,471)
Net Income	$393,913	$902,987	$123,579
Net Income Per Common Share - Basic	$1.11	$2.58	$0.36
Weighted-average number of common shares	353,792	350,007	347,463
Net Income Per Common Share - Diluted	$1.10	$2.53	$0.35
Weighted-average number of common and potential common shares	359,612	357,253	349,116
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Net Income	$393,913	$902,987	$123,579
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	(6,191)	(54,690)	(32,423)
Employee benefit plan adjustments	15,601	32,755	(16,997)
Available-for-sale security adjustments	3,646	1,075	738
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	40,449	23,253	(18,289)
Reclassification adjustments included in net income	(26,513)	912	(8,121)
	13,936	24,165	(26,410)
Other Comprehensive Income (Loss), Net of Tax	26,992	3,305	(75,092)
Comprehensive Income	$420,905	$906,292	$48,487
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$393,913	$902,987	$123,579
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	144,577	146,274	154,526
Amortization	37,602	38,039	38,925
Share-based compensation	69,072	60,081	60,168
Bad debt expense	18,279	1,202	9,149
Inventory obsolescence	64,916	40,881	44,006
Deferred income taxes	69,510	56,658	(5,300)
(Income) from equity method investments	(25,429)	(11,842)	(10,752)
Loss on extinguishment of long-term borrowings	—	101,695	—
(Gain) loss on sale of assets/business, net	(26,905)	(23,823)	1,028
Release of valuation allowances on deferred tax assets	—	(540,803)	—
Loss on liquidation of subsidiary	45,366	—	—
Changes in assets and liabilities:
Accounts receivable	197,902	(85,603)	(92,280)
Inventories	(203,522)	(330,899)	(42,193)
Prepaid expenses and other current assets	(11,960)	(26,533)	(20,039)
Accounts payable, accrued liabilities, and income taxes payable	(320,442)	207,143	17,403
Other, net	(10,037)	(49,994)	7,476
Net cash flows provided by operating activities	442,842	485,463	285,696
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(80,175)	(74,222)	(59,404)
Purchases of other property, plant, and equipment	(106,328)	(77,131)	(59,389)
(Payments of) proceeds from foreign currency forward exchange contracts, net	(520)	1,585	(22,883)
Proceeds from sale of assets/business	38,148	43,649	5,815
Other, net	4,650	1,022	3,757
Net cash flows used for investing activities	(144,225)	(105,097)	(132,104)
Cash Flows From Financing Activities:
(Payments of) proceeds from short-term borrowings, net	—	(969)	969
Payments of long-term borrowings	(250,000)	(1,575,997)	—
Proceeds from long-term borrowings, net	—	1,184,913	—
Tax withholdings for share-based compensation	(30,440)	(19,987)	(7,263)
Proceeds from stock option exercises	27,750	12,131	64
Other, net	(7,949)	(2,165)	388
Net cash flows used for financing activities	(260,639)	(402,074)	(5,842)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(8,105)	(9,111)	(15,597)
Change in Cash and Equivalents	29,873	(30,819)	132,153
Cash and Equivalents at Beginning of Period	731,362	762,181	630,028
Cash and Equivalents at End of Period	$761,235	$731,362	$762,181
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$89,617	$93,129	$99,495
Interest	129,217	210,140	190,674
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance, December 31, 2019	$441,369	$1,825,569	$(2,318,921)	$1,430,031	$(869,484)	$508,564
Net income	—	—	—	123,579	—	123,579
Other comprehensive loss, net of tax	—	—	—	—	(75,092)	(75,092)
Issuance of treasury stock for stock option exercises	—	(41)	105	—	—	64
Issuance of treasury stock for restricted stock units vesting	—	(42,830)	35,567	—	—	(7,263)
Deferred compensation	—	(186)	310	—	—	124
Share-based compensation	—	60,168	—	—	—	60,168
Balance, December 31, 2020	441,369	1,842,680	(2,282,939)	1,553,610	(944,576)	610,144
Net income	—	—	—	902,987	—	902,987
Other comprehensive income, net of tax	—	—	—	—	3,305	3,305
Issuance of treasury stock for stock option exercises	—	(4,806)	16,937	—	—	12,131
Issuance of treasury stock for restricted stock units vesting	—	(65,774)	45,787	—	—	(19,987)
Deferred compensation	—	(37)	225	—	—	188
Share-based compensation	—	60,081	—	—	—	60,081
Balance, December 31, 2021	441,369	1,832,144	(2,219,990)	2,456,597	(941,271)	1,568,849
Net income	—	—	—	393,913	—	393,913
Other comprehensive income, net of tax	—	—	—	—	26,992	26,992
Issuance of treasury stock for stock option exercises	—	(7,049)	34,800	—	—	27,751
Issuance of treasury stock for restricted stock units vesting	—	(85,847)	55,408	—	—	(30,439)
Deferred compensation	—	(12)	143	—	—	131
Share-based compensation	—	69,072	—	—	—	69,072
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, December 31, 2022	$441,369	$1,808,308	$(2,129,639)	$2,847,709	$(911,478)	$2,056,269
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Preparation
The consolidated financial statements include the accounts of Mattel, Inc. ("Mattel") and its subsidiaries. All wholly and majority-owned subsidiaries are consolidated and included in Mattel's consolidated financial statements. Mattel does not have any minority stock ownership interests in which it has a controlling financial interest that would require consolidation. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates
Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates.
Cash and Equivalents
Cash and equivalents include short-term investments, which are highly liquid investments with maturities of three months or less when purchased. Such investments are stated at cost, which approximates market value.
Accounts Receivable and Allowance for Credit Losses
Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations made on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customers' financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
Mattel records an allowance for credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses.
Inventories
Inventories are stated at the lower of cost or net realizable value. Expense associated with inventory obsolescence is recognized in cost of sales and establishes a lower cost basis for the inventory. Cost is determined by the first-in, first-out method.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings and building improvements, 3 to 15 years for machinery and equipment, 3 to 10 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying amount of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any potential impairment identified is initially assessed by evaluating the operating performance and future undiscounted cash flows of the underlying assets groups. When property, plant and equipment are sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is included in the consolidated statements of operations.

Leases
Mattel routinely enters into noncancelable lease agreements primarily for premises and equipment used in the normal course of business. Mattel excludes right-of-use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and combines lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.
Mattel determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Mattel's leases may include one or more options to renew for additional terms of up to 10 years. Renewal and termination options are included in the lease term when it is reasonably certain that Mattel will exercise the option. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal and termination options. A portion of Mattel's lease agreements include contingent rental payments based on a percentage of sales.
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
Goodwill and Intangible Assets
Goodwill is allocated to various reporting units, which are at the operating segment level, for the purpose of evaluating whether goodwill is impaired. Mattel's reporting units are: (i) North America, which consists of the United States and Canada, (ii) International, and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.
Mattel also tests its amortizable intangible assets, which are primarily comprised of trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Amortization is computed primarily using the straight-line method over the estimated useful lives of the amortizable intangible assets.
Foreign Currency Translation Exposure
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at year-end exchange rates. Net income and cash flow items are translated at weighted-average exchange rates prevailing during the year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity.
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

Derivative Instruments
Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. At the inception of the contracts, Mattel designates these derivatives as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the consolidated statements of operations. Changes in fair value of cash flow hedge derivatives are deferred and recorded as part of accumulated other comprehensive loss in stockholders' equity until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its consolidated statements of operations in the period the determination is made.
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
Revenue Recognition and Sales Adjustments
Revenue is recognized when control of the goods is transferred to the customer, which is either upon shipment or upon receipt of finished goods by the customer, depending on the contract terms, with payment due typically within 60 days from the invoice date. Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and allowances for returns or defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded in net sales as sales adjustments that reduce gross billings in the period the related sale is recognized.
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
Mattel does not evaluate contracts of one year or less for the existence of a significant financing component. Multi-year contracts were not material.
Advertising and Promotion Costs
Advertising production costs are expensed in the period the underlying advertisement is first aired. The costs of other advertising and promotional programs are expensed in the period incurred.
Product Recalls and Withdrawals
Mattel establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in customers' inventory, or in Mattel's inventory), cost estimates for shipping and handling for returns, cost estimates for communicating the recall or withdrawal to consumers and customers, and cost estimates for parts and labor if the recalled or withdrawn product is deemed to be repairable, are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period, and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceeds the estimated product recall or withdrawal expenses.

Design and Development Costs
Product design and development costs primarily include employee compensation and outside services and are expensed in the period incurred.
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
Determining the fair value of share-based awards at the measurement date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility, and the expected dividends. Mattel estimates the fair value of options granted using the Black-Scholes valuation model. The expected life of stock options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel's stock for a period approximating the expected life. Expected dividend yield is based on the annual rate of dividends expected to be paid over the expected life. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life. Mattel estimates and adjusts forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover.
Mattel determines the fair value of restricted stock units ("RSUs"), excluding performance RSUs, based on the closing market price of Mattel's common stock on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period.
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
In the normal course of business, Mattel is regularly audited by U.S. federal, state, local, and foreign tax authorities. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
Equity Method Investments
Mattel utilizes the equity method when accounting for investments in which Mattel is able to exercise significant influence, but does not hold a controlling interest. Significant influence is generally presumed to exist when Mattel owns between 20% to 50% of the investee. Under the equity method of accounting, the initial equity investment is recorded at cost. The carrying amount of the investment is subsequently adjusted for Mattel's share of net income (loss) and distributions from the investee.

Mattel owns a 50% equity interest in Mattel163 Limited, a joint venture with a third party that develops and operates online games. Mattel's portion of the joint venture's earnings and losses is recognized on a three-month lag as the joint venture's financial information is not available in a sufficiently timely manner. The joint venture was not significant for the periods presented.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which requires business entities to disclose information about certain government assistance by applying the grant or contribution model. Mattel adopted the guidance on January 1, 2022. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50):
Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires that buyers in a supplier finance program disclose sufficient information for a user of the financial statements to understand the program's nature, activity, changes since prior period, and potential magnitude. The guidance in ASU 2022-04 is effective for interim and fiscal years beginning after December 15, 2022. Once adopted, it should be applied retrospectively to each period in which a balance sheet is presented, excluding the amendment on rollforward information, which should be presented prospectively. Mattel is currently evaluating the impact of the adoption of ASU 2022-04 on its consolidated financial statements.
Note 2—Property, Plant, and Equipment
Property, plant, and equipment, net includes the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Land	$18,045	$21,811
Buildings	303,827	317,114
Machinery and equipment	654,437	762,462
Software	336,716	348,062
Tools, dies, and molds	510,398	537,499
Leasehold improvements	104,135	115,844
Construction in progress	79,742	55,559
	2,007,300	2,158,351
Less: accumulated depreciation	(1,538,168)	(1,702,385)
	$469,132	$455,966
During the second quarter of 2022, Mattel completed the sale of the American Girl corporate offices and a distribution center located in Middleton, Wisconsin, which included land and buildings. Mattel received net proceeds from the sale of $23.8 million, which resulted in a pre-tax gain of $15.2 million, recorded in other selling and administrative expenses in the consolidated statement of operations.

During the first quarter of 2021, Mattel completed the sale of a manufacturing plant located in Mexico, which included land and buildings. Mattel received net proceeds from the sale of $24.8 million, which resulted in a pre-tax gain of $15.8 million, recorded in other selling and administrative expenses in the consolidated statement of operations.
Note 3—Goodwill and Intangible Assets, Net
Goodwill
Mattel's reporting units are at the same level as its operating segments. The change in the carrying amount of goodwill by reporting unit for 2022 and 2021 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, thereby causing a foreign currency translation impact. During the first quarter of 2021, Mattel sold its arts, crafts, and stationery business, resulting in a reduction of goodwill of approximately $2 million.

	North America	International	American Girl	Total
	(In thousands)
Balance at December 31, 2020	$733,401	$452,862	$207,571	$1,393,834
Dispositions	$(1,290)	(1,056)	—	(2,346)
Currency exchange rate impact	(322)	(959)	—	(1,281)
Balance at December 31, 2021	731,789	450,847	207,571	1,390,207
Currency exchange rate impact	204	(11,860)	—	(11,656)
Balance at December 31, 2022	$731,993	$438,987	$207,571	$1,378,551
In the third quarter of 2022, Mattel performed a qualitative assessment to determine whether it was more likely than not that the carrying amount of Mattel's reporting units exceeded their fair value. As a result of Mattel's qualitative assessment, it was determined that goodwill was not impaired. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2022.
Intangible Assets, Net
Identifiable intangibles were $425.1 million, net of accumulated amortization of $364.9 million, and $476.9 million, net of accumulated amortization of $327.0 million, as of December 31, 2022 and 2021, respectively. The estimated future amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)
2023	$38,134
2024	32,168
2025	32,137
2026	28,736
2027	28,271
Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets primarily consist of trademarks and trade names. During 2022, Mattel's amortizable intangible assets were not impaired. During 2021, Mattel discontinued the use of an intangible asset, which resulted in an asset impairment charge of $2.0 million. During 2020, Mattel's amortizable intangible assets were not impaired.
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

A summary of retirement plan expense, net is as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Defined contribution retirement plans	36,900	34,821	26,697
Defined benefit pension plans	$5,693	$14,858	$9,670
Deferred compensation and excess benefit plans	(7,113)	6,857	6,391
Postretirement benefit plans	(2,047)	(1,968)	(1,972)
	$33,433	$54,568	$40,786
Defined Benefit Pension and Postretirement Benefit Plans
Mattel provides defined benefit pension plans for eligible domestic employees, which are intended to comply with the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"). Some of Mattel's foreign subsidiaries have defined benefit pension plans covering substantially all of their eligible employees. Mattel funds these plans in accordance with the terms of the plans and local statutory requirements, which differ for each of the countries in which the subsidiaries are located. Mattel also has unfunded postretirement health insurance plans covering certain eligible domestic employees.
A summary of the components of Mattel's net periodic benefit cost (credit) and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2022	2021	2020	2022	2021	2020
	(In thousands)
Net Periodic Benefit Cost (Credit):
Service cost	$4,010	$4,925	$4,348	$2	$2	$1
Interest cost	12,081	10,094	15,079	89	78	139
Expected return on plan assets	(19,242)	(18,531)	(19,694)	—	—	—
Amortization of prior service cost (credit)	155	163	303	(2,038)	(2,038)	(2,038)
Recognized actuarial loss (gain)	8,996	11,177	9,584	(100)	(10)	(74)
Settlement loss	19	6,982	—	—	—	—
Curtailment (gain) loss	(326)	48	50	—	—	—
Net periodic benefit cost (credit)	$5,693	$14,858	$9,670	$(2,047)	$(1,968)	$(1,972)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss	$(23,501)	$(42,671)	$12,624	$(922)	$(605)	$850
Prior service cost	1,022	204	269	—	—	—
Amortization of prior service (cost) credit	(155)	(163)	(303)	2,038	2,038	2,038
Total recognized in other comprehensive (income) loss (a)	$(22,634)	$(42,630)	$12,590	$1,116	$1,433	$2,888
Total recognized in net periodic benefit (credit) cost and other comprehensive income (loss)	$(16,941)	$(27,772)	$22,260	$(931)	$(535)	$916
(a)Amounts exclude related tax expense of approximately $6 million, $9 million, and $2 million, during 2022, 2021, and 2020, respectively, which are also included in other comprehensive income (loss).

Net periodic benefit cost (credit) for Mattel's domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Defined benefit pension plans:
Discount rate	2.5%	2.2%	3.0%
Weighted-average rate of future compensation increases	N/A	N/A	N/A
Long-term rate of return on plan assets	5.0%	5.0%	5.5%
Postretirement benefit plans:
Discount rate	2.5%	2.2%	3.0%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%	7.0%
Post-65	7.0%	6.8%	6.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2028	2027	2026
Post-65	2028	2027	2026
Discount rates, weighted-average rates of future compensation increases, and long-term rates of return on plan assets for Mattel's foreign defined benefit pension plans differ from the assumptions used for Mattel's domestic defined benefit pension plans due to differences in local economic conditions in the locations where the non-U.S. plans are based. The rates shown in the preceding table are indicative of the weighted-average rates of all of Mattel's defined benefit pension plans given the relative insignificance of the foreign plans to the consolidated total.

Mattel used a measurement date of December 31, 2022 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$613,266	$671,181	$5,176	$6,246
Service cost	4,010	4,925	2	2
Interest cost	12,081	10,094	89	78
Impact of currency exchange rate changes	(14,874)	(5,762)	—	—
Actuarial gain	(124,229)	(16,597)	(1,022)	(614)
Benefits paid	(36,943)	(49,895)	(251)	(536)
Plan amendments	—	(656)	—	—
Curtailments	(326)	—	—	—
Settlements	(359)	1,612	—	—
Other	(102)	(1,636)	—	—
Benefit obligation, end of year	$452,524	$613,266	$3,994	$5,176
Change in Plan Assets:
Plan assets at fair value, beginning of year	$457,132	$457,880	$—	$—
Actual (loss) return on plan assets	(91,470)	28,622	—	—
Employer contributions	5,029	21,841	251	536
Impact of currency exchange rate changes	(11,105)	(1,244)	—	—
Benefits paid	(36,943)	(49,895)	(251)	(536)
Settlements	(359)	—	—	—
Other	(109)	(72)	—	—
Plan assets at fair value, end of year	$322,175	$457,132	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(130,349)	$(156,134)	$(3,994)	$(5,176)
Current accrued benefit liability	$(5,109)	$(5,119)	$(630)	$(730)
Noncurrent accrued benefit liability, net	(125,240)	(151,015)	(3,364)	(4,446)
Net amount recognized	$(130,349)	$(156,134)	$(3,994)	$(5,176)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$213,166	$236,667	$(1,877)	$(956)
Prior service cost (credit)	1,056	189	(6,073)	(8,110)
	$214,222	$236,856	$(7,950)	$(9,066)
(a)Amounts exclude related tax benefits of approximately $68 million and $74 million for December 31, 2022 and 2021, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel's accumulated benefit obligation for its defined benefit pension plans as of 2022 and 2021 totaled $437.8 million and $595.4 million, respectively.
The actuarial gain recognized in 2022 for the defined benefit pension plan was driven primarily by the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2022.
The actuarial gain recognized in 2021 for the defined benefit pension plan was driven primarily by the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2021.

As of December 31, 2022 and 2021, information for defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021
	(In thousands)
Projected benefit obligation	$391,459	$523,968
Accumulated benefit obligation	376,769	506,124
Fair value of plan assets	251,487	348,660
The assumptions used in determining the projected and accumulated benefit obligations of Mattel's domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2022	December 31, 2021
Defined benefit pension plans:
Discount rate	4.9%	2.5%
Cash balance interest crediting rate	4.0%	4.0%
Weighted-average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	4.9%	2.5%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%
Post-65	7.0%	7.0%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2029	2028
Post-65	2029	2028
Discount rates, weighted-average rates of future compensation increases, and long-term rates of return on plan assets for Mattel's foreign defined benefit pension plans differ from the assumptions used for Mattel's domestic defined benefit pension plans due to differences in local economic conditions in the locations where the non-U.S. plans are based. The rates shown in the preceding table are indicative of the weighted-average rates of all of Mattel's defined benefit pension plans given the relative insignificance of the foreign plans to the consolidated total.
At the end of each fiscal year, Mattel determines the weighted-average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2022, Mattel determined the discount rate for its domestic defined benefit pension and post retirement benefit plans used in determining the projected and accumulated benefit obligations to be 4.9%, as compared to 2.5% as of December 31, 2021. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments.

The estimated future benefit payments for Mattel's defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2023	$35,334	$630
2024	35,944	530
2025	35,333	520
2026	34,206	420
2027	34,357	420
2028 - 2032	170,476	1,300
Mattel expects to make cash contributions totaling approximately $6 million to its defined benefit pension and postretirement benefit plans in 2023, substantially all of which will be for benefit payments for its unfunded plans.
Mattel periodically commissions a study of the plans' assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans' assets to expected benefit payments. Mattel monitors the returns earned by the plans' assets and reallocates investments as needed. Mattel's overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel's domestic plan assets, which comprise 79% of Mattel's total plan assets, are 42% in U.S. equities, 28% in non-U.S. equities, 20% in fixed income securities, and 10% in real estate securities. The U.S. equities are benchmarked against the S&P 500, and the non-U.S. equities are benchmarked against a combination of developed and emerging markets indices. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include U.S. government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.

Mattel's defined benefit pension plan assets are measured and reported in the consolidated financial statements at fair value using inputs, which are more fully described in "Note 10 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$11,699	$—	$11,699
U.S. corporate debt instruments	—	47,637	—	47,637
International corporate debt instruments	—	17,338	—	17,338
Mutual funds (a)	—	—	—	86,637
Money market funds	8,043	—	—	8,043
Other investments	—	7,563	—	7,563
Insurance "buy-in" policy	—	—	57,310	57,310
Collective trust funds (a):
U.S. equity securities				37,915
International equity securities				2,694
Global fixed income				24,355
Real Estate				$20,984
Total	$8,043	$84,237	$57,310	$322,175

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$1,584	$—	$1,584
U.S. corporate debt instruments	—	68,070	—	68,070
International corporate debt instruments	—	23,752	—	23,752
Mutual funds (a)	—	—	—	132,165
Money market funds	3,650	—	—	3,650
Other investments	—	6,979	—	6,979
Insurance "buy-in" policy	—	—	30,731	30,731
Collective trust funds (a):
U.S. equity securities				65,256
International equity securities				12,832
Global fixed income				48,745
Diversified funds				46,407
Real Estate				$16,961
Total	$3,650	$100,385	$30,731	$457,132
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

In December 2017, Mattel entered into an insurance buy-in policy contract with a private limited life insurance company to insure a portion of the U.K. pension plan, which initially covered approximately 40% of the total membership in the plan. In 2022, Mattel entered into an additional insurance buy-in policy contract to insure the remainder of the membership in the plan. The assets and liabilities with respect to insured pensioners are assumed to match for the purposes of ASC 715, Pension — Retirement Benefits (i.e. the full benefits have been insured). The initial value of the asset associated with this policy was equal to the premium paid to secure the policy, and is adjusted each reporting period for changes in interest rates, discount rates, and benefits paid. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the buy-in contract is classified as Level 3 on the fair value hierarchy.
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2020	$32,794
Purchases, sales, and settlements	(1,854)
Changes in fair value	(209)
Balance at December 31, 2021	30,731
Purchases, sales, and settlements	41,347
Changes in fair value	(14,768)
Balance at December 31, 2022	$57,310
Mattel's defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 5.0% as of December 31, 2022 is reasonable based on historical returns.
Defined Contribution Retirement Plans
Domestic employees are eligible to participate in a 401(k) savings plan, the Mattel, Inc. Personal Investment Plan (the "Plan"), sponsored by Mattel, which is a funded defined contribution plan intended to comply with ERISA's requirements. Contributions to the Plan include voluntary contributions by eligible employees and employer automatic and matching contributions by Mattel. The Plan allows employees to allocate both their voluntary contributions and their employer automatic and matching contributions to a variety of investment funds, including a fund that is invested in Mattel common stock (the "Mattel Stock Fund"). Employees are not required to allocate any of their Plan account balance to the Mattel Stock Fund, allowing employees to limit or eliminate their exposure to market changes in Mattel's stock price. Furthermore, the Plan limits the percentage of the employee's total account balance that may be allocated to the Mattel Stock Fund to 25%. Employees may generally reallocate their account balances on a daily basis. However, pursuant to Mattel's insider trading policy, employees classified as insiders under Mattel's insider trading policy are limited to certain periods in which they may make allocations into or out of the Mattel Stock Fund.
Certain non-U.S. employees participate in other defined contribution retirement plans with varying vesting and contribution provisions.
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation and 401(k) excess plan (the "DCP") that permits certain officers and key employees to elect to defer portions of their compensation. The participant DCP deferrals, together with certain contributions made by Mattel, earn various rates of return. The liability for these plans as of December 31, 2022 and 2021 was $49.7 million and $62.8 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these benefits under the DCP. The cash surrender value of these policies, valued at $79.6 million and $88.6 million as of December 31, 2022 and 2021, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel's creditors and are included in other noncurrent assets in the consolidated balance sheets.

Annual Incentive Compensation
Mattel has annual incentive compensation plans under which officers and key employees may earn cash incentive compensation based on Mattel's and individual performance, subject to certain approvals of the Compensation Committee of the Board of Directors. Mattel did not record incentive compensation for 2022 under its annual incentive compensation plan. Incentive compensation for 2021 and 2020 was $137.1 million, and $122.5 million, respectively, for awards under these plans and was included in other selling and administrative expenses.
Note 5—Seasonal Financing and Debt
Seasonal Financing
On September 15, 2022, Mattel entered into a revolving credit agreement (the "Credit Agreement") as the borrower with Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto, providing for $1.40 billion in aggregate principal amount of senior secured revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on September 15, 2025.
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
Borrowings under the Revolving Credit Facility will bear interest at a floating rate, which can be either, at Mattel's option, (i) adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 1.125% to 2.000% per annum or (ii) an alternate base rate plus an applicable margin ranging from 0.125% to 1.000% per annum, in each case, such applicable margins to be determined based on Mattel's credit ratings.
In addition to paying interest on the outstanding principal under the Revolving Credit Facility, Mattel will be required to pay (i) an unused line fee per annum of the average daily unused portion of the Revolving Credit Facility, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents.
The obligations of Mattel under the Revolving Credit Facility are guaranteed by each domestic subsidiary of Mattel that guarantees any of Mattel's senior unsecured notes (collectively, the "Guarantors"). If Mattel achieves a debt rating of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, and no event of default has occurred or is continuing at such time and Mattel provides a certification regarding the foregoing to the administrative agent (a "Fall-Away Event"), the obligations of Mattel under the Revolving Credit Facility will instead be required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million.
The Revolving Credit Facility is secured by liens on substantially all of Mattel's and the Guarantors' present and after-acquired assets (subject to certain exceptions), including domestic accounts receivable, inventory, certain trademarks and patents, and certain equity interests in direct material subsidiaries of Mattel and the Guarantors. If a Fall-Away Event occurs, all collateral securing the Revolving Credit Facility will be permanently released.
The Credit Agreement contains customary covenants, including, but not limited to, restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances, or investments, pay dividends, sell or otherwise dispose of assets, amend organizational documents, change accounting policies or reporting practices, or enter into negative pledges with respect to assets that constitute collateral. The restrictive covenants also contain customary exceptions, including the uncapped ability to make investments and pay dividends if, in each case, the pro forma total leverage ratio after giving effect to such investment or dividend will be at least 0.25 to 1.00 inside the then-applicable total leverage ratio financial covenant level. Further, if a Fall-Away Event occurs, the restrictive covenants governing investments, dividends, negative pledges, and changes in accounting policies or reporting practices will no longer apply.
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

As of December 31, 2022, Mattel had no borrowings outstanding under the Revolving Credit Facility. As of December 31, 2021, Mattel had no borrowings outstanding under the previous senior secured revolving credit facilities. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $8 million as of December 31, 2022. Outstanding letters of credit under the previous senior secured revolving credit facilities totaled approximately $10 million as of December 31, 2021.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines. As of December 31, 2022, foreign credit lines totaled approximately $22 million. Mattel expects to extend the majority of these credit lines throughout 2023.
As of December 31, 2022, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Revolving Credit Facility. If Mattel were to default under the terms of the Revolving Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
Short-Term Borrowings
As of December 31, 2022 and 2021, Mattel had no short-term borrowings outstanding.
During 2022 and 2021, Mattel had average borrowings under the new and previous senior secured revolving credit facilities and other short-term borrowings of $2.9 million and $77.3 million, respectively, to help finance its seasonal working capital requirements. The weighted-average interest rate on borrowings under the senior secured revolving credit facilities and other short-term borrowings during 2022 and 2021 was 3.6% and 1.3%, respectively. Mattel's average foreign short-term borrowings were not material during 2022 and 2021.
Long-Term Debt
On March 19, 2021, Mattel issued (i) $600 million aggregate principal amount of 3.375% Senior Notes due 2026 (the "2026 Notes") and (ii) $600 million aggregate principal amount of 3.750% Senior Notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes" and each a "series" of the Notes). The 2026 Notes were issued pursuant to an indenture dated March 19, 2021 (the "2026 Notes Indenture"), among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (the "Trustee"). The 2029 Notes were issued pursuant to an indenture dated March 19, 2021 (the "2029 Notes Indenture" and, together with the 2026 Notes Indenture, the "Indentures" and each, an "Indenture"), among the Company, the guarantors named therein and the Trustee. The Notes of each series pay interest semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. Mattel may redeem all or part of the 2026 Notes at any time or from time to time prior to April 1, 2023, or April 1, 2024, in the case of the 2029 Notes, at its option, at a redemption price equal to 100% of the principal amount, plus a "make whole" premium, plus accrued and unpaid interest on applicable Notes being redeemed to, but excluding, the redemption date. Mattel may also redeem up to 40% of the principal amount of the Notes of such series at any time or from time to time prior to April 1, 2023, in the case of the 2026 Notes, or April 1, 2024, in the case of the 2029 Notes, at its option, at a redemption price equal to 103.375%, in the case of the 2026 Notes, or 103.750%, in the case of the 2029 Notes, of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the applicable redemption date, with the net cash proceeds of sales of one or more equity offerings by Mattel or any direct or indirect parent of Mattel. Mattel may redeem all or part of the 2026 Notes or 2029 Notes at any time or from time to time on or after April 1, 2023, in the case of the 2026 Notes, or April 1, 2024, in the case of the 2029 notes, at its option, at a redemption price including a call premium that varies (from 0% to 1.688%, in the case of the 2026 Notes, or from 0% to 1.875%, in the case of the 2029 Notes) depending on the year of redemption, plus accrued and unpaid interest to, but excluding, the applicable redemption date.
The Notes of each series are Mattel's and the guarantors' senior unsecured obligations. The Notes of each series are guaranteed by Mattel's existing, and subject to certain exceptions, future wholly-owned domestic restricted subsidiaries that guarantee Mattel's senior secured revolving credit facilities or certain other indebtedness. Under the terms of the applicable Indenture, the Notes of each series rank equally in right of payment with all of Mattel's existing and future senior debt, including Mattel's Existing Notes (as defined in the Indenture) and borrowings under the senior secured revolving credit facilities, and rank senior in right of payment to Mattel's existing and future debt and other obligations that expressly provide for their subordination to the Notes. The Notes of each series are structurally subordinated to all of the existing and future liabilities, including trade payables, of Mattel's subsidiaries that do not guarantee the Notes of each series and are effectively subordinated to Mattel's and the guarantors' existing and future senior secured debt to the extent of the value of the collateral securing such debt (including borrowings under the senior secured revolving credit facilities). The guarantees are, with respect to the assets of the guarantors of the Notes of each series, structurally senior to all of Mattel's existing indebtedness, future indebtedness or other liabilities that are not guaranteed by such guarantors, including Mattel's obligations under the Existing Non-Guaranteed Notes (as defined in the Indentures).

The Indentures contain covenants that limit Mattel's (and some of its subsidiaries') ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make investments in unrestricted subsidiaries; (iv) create liens; (v) enter into certain sale/leaseback transactions; (vi) merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets; and (vii) designate subsidiaries as unrestricted.
In 2021, Mattel used the net proceeds from the issuance of the $600 million of 2026 Notes and $600 million of 2029 Notes, plus cash on hand, to redeem and retire $1.50 billion in aggregate principal amount of the 6.75% Senior Notes due 2025 and pay related prepayment premiums and transaction fees and expenses. As a result of the redemptions, Mattel incurred losses on extinguishment of debt of $101.7 million, comprised of $76.0 million of prepayment premiums and a $25.7 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations.
On December 30, 2022, Mattel used cash on hand to redeem and retire $250 million aggregate principal amount of the 3.15% Senior Notes due 2023.
    Mattel's long-term debt consists of the following:

	Interest Rate	December 31, 2022	December 31, 2021
		(In thousands)
2010 Senior Notes due October 2040	6.20%	$250,000	$250,000
2011 Senior Notes due November 2041	5.45%	300,000	300,000
2013 Senior Notes due March 2023	3.15%	—	250,000
2019 Senior Notes due December 2027	5.875%	600,000	600,000
2021 Senior Notes due April 2026	3.375%	600,000	600,000
2021 Senior Notes due April 2029	3.75%	600,000	600,000
Debt issuance costs and debt discount		(24,356)	(29,008)
		2,325,644	2,570,992
Less: current portion		—	—
Total long-term debt		$2,325,644	$2,570,992
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2019 Senior Notes	2021 Senior Notes	Total
	(In thousands)
2023	$—	$—	$—	$—	$—
2024	—	—	—	—	—
2025	—	—	—	—	—
2026	—	—	—	600,000	600,000
2027	—	—	600,000	—	600,000
Thereafter	250,000	300,000	—	600,000	1,150,000
	$250,000	$300,000	$600,000	$1,200,000	$2,350,000

Note 6—Stockholders' Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2022, 2021, and 2020, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At December 31, 2022, share repurchase authorizations of $203.0 million had not been executed. Repurchases will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Dividends
During 2022, 2021, and 2020, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	40,449	—	14,988	(51,557)	3,880
Amounts reclassified from accumulated other comprehensive income (loss)	(26,513)	3,646	613	45,366	23,112
Net increase (decrease) in other comprehensive income (loss)	13,936	3,646	15,601	(6,191)	26,992
Adjustment of accumulated other comprehensive loss to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$—	$(138,498)	$(795,712)	$(911,478)

	For the Year Ended December 31, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	23,253	1,075	19,961	(54,690)	(10,401)
Amounts reclassified from accumulated other comprehensive loss	912	—	12,794	—	13,706
Net increase (decrease) in other comprehensive loss	24,165	1,075	32,755	(54,690)	3,305
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)

	For the Year Ended December 31, 2020
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2019	$11,041	$(8,260)	$(169,857)	$(702,408)	$(869,484)
Other comprehensive (loss) income before reclassifications	(18,289)	738	(22,941)	(32,423)	(72,915)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,121)	—	5,944	—	(2,177)
Net (decrease) increase in other comprehensive income (loss)	(26,410)	738	(16,997)	(32,423)	(75,092)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Consolidated Statements of Operations Classification
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange and other contracts	$26,500	$(512)	$8,040	Cost of sales
Tax effect	13	(400)	81	Provision (benefit) for income taxes
	$26,513	$(912)	$8,121	Net Income
Employee Benefit Plans
Amortization of prior service credit (a)	$1,883	$1,875	$1,735	Other non-operating expense, net
Recognized actuarial loss (a)	(8,896)	(11,167)	(9,510)	Other non-operating expense, net
Curtailment gain (loss) (a)	326	(48)	(50)	Other non-operating expense, net
Settlement loss (a)	(19)	(6,982)	—	Other non-operating expense, net
	(6,706)	(16,322)	(7,825)
Tax effect	6,093	3,528	1,881	Provision (benefit) for income taxes
	$(613)	$(12,794)	$(5,944)	Net Income
Currency Translation Adjustments
Loss on liquidation of subsidiary	$(45,366)	$—	$—	Other non-operating expense, net
Tax effect (b)	—	—	—	Provision (benefit) for income taxes
	$(45,366)	$—	$—
(a)The amortization of prior service credit, recognized actuarial loss, curtailment gain (loss) and settlement loss are included in the computation of net periodic benefit cost. Refer to "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
(b)There is no tax affect associated with the loss on the liquidation of Mattel's subsidiary in Argentina.
During 2022, Mattel adjusted accumulated other comprehensive loss by $6.4 million in relation to previously recorded available-for-sale equity securities. This amount was adjusted in order to account for such securities in a manner consistent with ASC 321, Investments—Equity Securities. The adjustment includes $3.6 million of accumulated other comprehensive loss reclassified to other non-operating expense, net in the consolidated statement of operations and $2.8 million reclassified to retained earnings in the consolidated statement of stockholders' equity. The adjustment, including tax effect, was immaterial to the financial statements.
Currency Translation Adjustments
During 2022, currency translation adjustments resulted in a net other comprehensive loss of $51.6 million, primarily due to the weakening of the British pound sterling, Euro, and Hong Kong dollar against the U.S. dollar, partially offset by the strengthening of the Mexican peso and Brazilian real against the U.S. dollar. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the accumulated currency translation adjustment related to the foreign entity is reclassified from accumulated other comprehensive loss to earnings. During the fourth quarter of 2022, the liquidation of Mattel's subsidiary in Argentina was substantially complete and as a result, $45.4 million of accumulated currency translation losses were recognized in other non-operating expense, net within the consolidated statement of operations.
During 2021, currency translation adjustments resulted in a net other comprehensive loss of $54.7 million, primarily due to the weakening of the Turkish lira, Chilean peso, Mexican peso, Euro, and Brazilian real against the U.S. dollar.

During 2020, currency translation adjustments resulted in a net other comprehensive loss of $32.4 million, primarily due to the weakening of the Brazilian real, Russian ruble, and Mexican peso against the U.S. dollar, partially offset by the strengthening of the British pound sterling against the U.S. dollar.
Note 7—Leases
The following table summarizes Mattel's right-of-use assets and liabilities and other information about its leases:

	December 31, 2022	December 31, 2021
	(In thousands, except years and percentage information)
Right-of-use assets, net	$318,680	$325,484

Accrued liabilities	$75,297	$73,752
Noncurrent lease liabilities	271,418	283,626
Total lease liabilities	$346,715	$357,378

Weighted-average remaining lease term	5.6 years	6.1 years

Weighted-average discount rate	6.5%	6.5%
The components of lease costs for the years ended December 31, 2022, 2021, and 2020 are as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Lease costs (a) (b)	$140,188	$134,272	$136,842
(a)    Includes short-term and variable lease costs of approximately $47 million, $39 million, and $42 million for 2022, 2021, and 2020 respectively. Variable lease costs primarily relate to variable components of third party logistics rental charges, common area maintenance charges, management fees, and taxes.
(b) Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2022, 2021, and 2020, contingent rental expense was not material.
Supplemental information related to leases are as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Cash payments for leases	$93,465	$100,286	$96,953
Right-of-use assets obtained in exchange for new and modified lease liabilities	$74,199	$105,898	$53,753

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2022:

Years Ending December 31,	Lease Liabilities
(In thousands)
2023	$93,863
2024	83,628
2025	71,004
2026	58,510
2027	31,677
Thereafter	81,106
419,788
Less: imputed interest	(73,073)
$346,715
Note 8—Share-Based Payments
Mattel Stock Plans
The 2010 Equity and Long-Term Compensation Plan was approved by Mattel's stockholders in May 2010 (the "2010 Plan"). Upon approval of the 2010 Plan, Mattel terminated its 2005 Equity Compensation Plan (the "2005 Plan"), except with respect to grants then outstanding under the 2005 Plan. In May 2015, Mattel's stockholders approved the Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan").
Under the Amended 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. Generally, options vest and become exercisable contingent upon the grantees' continued employment or service with Mattel. Nonqualified stock options are granted with an exercise price not less than 100% of the fair market value of Mattel's common stock on the date of grant, expire no later than 10 years from the date of grant, and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally over a period of three years from the date of grant. In the event of a retirement of an employee aged 55 years or older with five or more years of service, or the death or disability of an employee, that occurs in each case at least six months after the grant-date, nonqualified stock options become fully vested. Time-vesting RSUs granted under the Amended 2010 Plan vest on a schedule determined by the Compensation Committee of the Board of Directors, generally over a period of three years from the date of grant. In the event of the involuntary termination of an employee aged 55 years or older with five or more years of service, or the death or disability of an employee, that occurs at least six months after the grant-date, RSUs become fully vested. The Amended 2010 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. The Amended 2010 Plan expires on March 26, 2025, except as to any grants then outstanding.

The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit of the sum of (i) approximately 130 million shares, (ii) the number of shares that remained available for issuance under the 2005 Plan on May 12, 2010, and (iii) any shares subject to awards outstanding under the 2005 Plan that on or after May 12, 2010 are forfeited or otherwise terminate or expire without the issuance of shares to the holder of the award. The Amended 2010 Plan is further subject to detailed share-counting rules. As a result of such share-counting rules, full-value grants such as grants of restricted stock or RSUs count against shares remaining available for grant at a higher rate than grants of stock options and stock appreciation rights. For grants prior to March 1, 2019, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using three available shares for each share actually subject to such full-value grant. For grants on or after March 1, 2019 through March 1, 2020, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using two and seven tenths available shares for each share actually subject to such full-value grant. For grants on or after March 2, 2020 through March 1, 2021, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using two and thirty-five hundredths available shares for each share actually subject to such full-value grant. For grants on or after March 2, 2021 through March 1, 2022, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using one and nine tenths available shares for each share actually subject to such full-value grant. For grants on or after March 2, 2022, each stock option or stock appreciation right grant is treated as using one available share for each share actually subject to such grant, whereas each restricted stock or RSU grant is treated as using one and one half available shares for each share actually subject to such full-value grant. At December 31, 2022, there were approximately 36 million shares available for grant under the Amended 2010 Plan if target performance goals are achieved under Mattel's long-term incentive programs ("LTIPs"), and approximately 30 million shares available if maximum performance goals are achieved under the LTIPs.
Mattel recognized total share-based compensation expense related to stock options, RSUs, and performance awards of $69.1 million, $60.1 million, and $60.2 million during 2022, 2021, and 2020, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. The income tax benefit related to stock options, RSUs, and performance awards during 2022 and 2021 was approximately $9 million and $7 million, respectively. There was no income tax benefit related to stock options, RSUs, or performance awards during 2020 as future tax benefits related to these awards were fully offset by a valuation allowance.
As of December 31, 2022, total unrecognized compensation cost related to unvested share-based payments totaled $89.5 million and is expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
Mattel recognized compensation expense of $13.2 million, $10.1 million, and $11.6 million for stock options during 2022, 2021, and 2020, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations.
The fair values of options granted have been estimated using the Black-Scholes valuation model. The expected life of stock options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel's stock for a period approximating the expected life. Expected dividend yield is based on the annual rate of dividends expected to be paid over the expected life. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life.
The weighted-average grant-date fair value of options granted during 2022, 2021, and 2020 was $11.18, $9.31, and $4.60 respectively.
The following weighted-average valuation assumptions were used in determining the fair value of options granted:

	2022	2021	2020
Expected life (in years)	6.4	6.2	5.9
Risk-free interest rate	3.1%	0.8%	0.3%
Volatility factor	43.8%	43.6%	43.7%
Dividend yield	—%	—%	—%

The following is a summary of stock option information and weighted-average exercise prices for Mattel's stock options:

	2022		2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted-average exercise prices)
Outstanding at January 1	19,678	$22.38	21,635	$22.10	22,510	$24.22
Granted	721	23.41	1,054	21.71	2,241	11.23
Exercised	(1,412)	19.65	(687)	17.65	(4)	15.02
Forfeited	(104)	18.13	(72)	14.00	(294)	14.38
Canceled	(1,320)	34.94	(2,252)	21.10	(2,818)	31.22
Outstanding at December 31	17,563	$21.73	19,678	$22.38	21,635	$22.10
Exercisable at December 31	15,531	$22.10	16,634	$23.68	16,356	$25.01
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was approximately $8 million and $3 million during 2022 and 2021, respectively, and not material during 2020. At December 31, 2022, options outstanding had an intrinsic value of approximately $26 million with a weighted-average remaining life of 3.9 years. At December 31, 2022, options exercisable had an intrinsic value of approximately $21 million, with a weighted-average remaining life of 3.3 years. Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised, net of taxes during 2022 was approximately $28 million.
At December 31, 2022, stock options vested and expected to vest totaled approximately 17 million shares, with an intrinsic value of approximately $26 million, weighted-average exercise price of $21.74, and weighted-average remaining life of 3.9 years. During 2022, approximately 2 million stock options vested. The total grant-date fair value of stock options vested during 2022, 2021, and 2020 was approximately $9 million, $15 million, and $11 million, respectively.
Restricted Stock Units
Compensation expense recognized related to grants of RSUs was $37.7 million, $27.3 million, and $28.6 million in 2022, 2021, and 2020, respectively, and was included within other selling and administrative expenses in the consolidated statements of operations.
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vest period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally three years from the date of grant.
The following is a summary of RSU information and weighted-average grant-date fair values for Mattel's RSUs:

	2022		2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	3,855	$17.03	3,986	$12.52	3,864	$15.19
Granted	2,728	23.20	2,167	21.77	2,548	11.18
Vested	(1,790)	16.01	(1,954)	13.66	(1,970)	15.58
Forfeited	(290)	19.77	(344)	13.72	(456)	14.45
Unvested at December 31	4,503	$21.00	3,855	$17.03	3,986	$12.52
At December 31, 2022, RSUs expected to vest totaled approximately 4 million shares, with a weighted-average grant-date fair value of $20.89. The total grant-date fair value of RSUs vested during 2022, 2021, and 2020 was approximately $29 million, $27 million, and $31 million, respectively.
Performance Awards
Compensation expense recognized related to grants of performance awards was $18.2 million, $22.7 million, and $19.9 million during 2022, 2021, and 2020, respectively.

Mattel had four LTIP performance cycles in place during 2022, which were established by the Compensation Committee of the Board of Directors: (i) a January 1, 2019—December 31, 2021 ("2019 LTIP"), which was completed in the first quarter of 2022 (ii) a January 1, 2020—December 31, 2022 performance cycle ("2020 LTIP"), (ii) a January 1, 2021—December 31, 2023 performance cycle ("2021 LTIP"), and (iii) a January 1, 2022—December 31, 2024 performance cycle ("2022 LTIP"). Under the LTIP performance cycles in place in 2022, officers and key employees may earn shares of Mattel's common stock based on attaining certain cumulative three-year performance targets, which are subject to approvals of the Compensation Committee of the Board of Directors. The ultimate amount of shares earned for these LTIP awards may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.
Mattel determines the fair value of the performance-related components of its performance awards based on the closing market price of Mattel's common stock on the date of grant and determines the fair value of the market-related components of its performance awards based on the Monte Carlo valuation methodology. Performance awards cliff-vest at the end of the requisite service period, which typically occurs in the first quarter subsequent to the end of the performance period. Mattel recognizes compensation expense on a straight-line basis over the requisite service period, provided that certain cumulative three-year performance targets and other vesting criteria are met. The weighted-average grant-date fair value of performance awards granted during 2022, 2021, and 2020 was $28.39, $22.91, and $11.93 respectively.
The following weighted-average valuation assumptions were used in determining the fair value of the market-related components of performance awards granted:

	2022	2021	2020
Risk-free interest rate	2.8%	0.3%	0.1%
Volatility factor	43.4%	50.1%	52.7%
Dividend yield	—%	—%	—%
The following is a summary of performance award information and weighted-average grant-date fair values for Mattel's performance awards:

	2022		2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	3,347	$15.52	3,405	$13.79	2,217	$15.45
Granted (a)(b)	1,440	21.35	906	22.04	1,461	11.93
Vested	(1,823)	14.89	(884)	15.63	(95)	17.97
Forfeited	(70)	17.26	(80)	14.70	(74)	15.65
Canceled (a)	—	—	—	—	(104)	17.97
Unvested at December 31	2,894	$18.77	3,347	$15.52	3,405	$13.79
(a)During 2022, Mattel granted 0.7 million shares as part of its 2022 LTIP and issued 0.8 million incremental shares under the 2019 LTIP based on the final earnout of the 2019 performance cycle, which are included in the weighted average grant-date fair value. During 2021, Mattel granted 0.8 million shares under the 2021 LTIP and issued 0.1 million incremental shares under the 2018 LTIP based on the final earnout of the 2018 performance cycle, which are included in the weighted average grant-date fair value. During 2020, Mattel granted 1.5 million shares under the 2020 LTIP and canceled 0.1 million shares under the 2017 LTIP based on the final earnout of the 2017 performance cycle.
(b)The number of shares granted for the 2022 LTIP, the 2021 LTIP, and the 2020 LTIP, represents the aggregate target numbers of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to performance awards that would be issued if performance goals are achieved at the maximum number of shares are approximately 1 million, 2 million, and 3 million for 2022, 2021, and 2020, respectively.
At December 31, 2022, performance awards expected to vest totaled approximately 3 million shares, with a weighted-average grant-date fair value of $13.47. The total grant-date fair value of performance awards vested during 2022, 2021, and 2020 was approximately $27 million, $14 million, and $2 million, respectively.

Note 9—Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the years ended December 31, 2022, 2021, and 2020.

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands, except per share amounts)
Basic:
Net income	$393,913	$902,987	$123,579
Weighted-average number of common shares	353,792	350,007	347,463
Basic net income per common share	$1.11	$2.58	$0.36

Diluted:
Net income	$393,913	$902,987	$123,579
Weighted-average number of common shares	353,792	350,007	347,463
Dilutive share-based awards (a)	5,820	7,246	1,653
Weighted-average number of common and potential common shares	359,612	357,253	349,116
Diluted net income per common share	$1.10	$2.53	$0.35
(a)    Share-based awards totaling 10.6 million, 12.1 million and 21.7 million were excluded from the calculation of diluted net income per common share for the years ended December 31, 2022, 2021, and 2020 respectively, because their effect would be antidilutive.
Note 10—Fair Value Measurements
The following table presents information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

Mattel's financial assets and liabilities include the following:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$17,563	$—	$17,563

Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$10,754	$—	$10,754

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$18,075	$—	$18,075
Available-for-sale (b)	5,343	—	—	5,343
Total assets	$5,343	$18,075	$—	$23,418

Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$3,810	$—	$3,810
(a)The fair value of the foreign currency forward exchange and other contracts is based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)The fair value of the available-for-sale security is based on the quoted price on an active public exchange.
Other Financial Instruments
Mattel's financial instruments include cash and equivalents, accounts receivable and payable, accrued liabilities, short-term borrowings, and long-term debt. The fair values of these instruments, excluding long-term debt, approximate their carrying amounts because of their short-term nature. Cash and equivalents are classified as Level 1 and all other financial instruments are classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel's long-term debt was $2.13 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2022 and $2.82 billion (compared to a carrying amount of $2.60 billion) as of December 31, 2021. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.
Note 11—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of December 31, 2022 and 2021, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $674 million and $925 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2022	December 31, 2021
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$14,899	$13,361
Foreign currency forward exchange and other contracts	Other noncurrent assets	1,501	1,000
Total Derivatives Designated as Hedging Instruments		$16,400	$14,361
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,163	$3,714
Total Derivatives Not Designated as Hedging Instruments		$1,163	$3,714
		$17,563	$18,075

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2022	December 31, 2021
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$3,647	$2,301
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	807	280
Total Derivatives Designated as Hedging Instruments		$4,454	$2,581
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$6,261	$1,229
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	39	—
Total Derivatives Not Designated as Hedging Instruments		$6,300	$1,229
		$10,754	$3,810
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Foreign currency forward exchange contracts:
Amount of gains (losses) recognized in OCI	$40,449	$23,253	$(18,289)
Amount of gains (losses) reclassified from accumulated OCI to the consolidated statements of operations	26,513	(912)	8,121	Cost of sales

The net gains (losses) reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2022, 2021, and 2020, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments			Consolidated Statements of Operations Classification
	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Amount of net (losses) gains recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$(7,833)	$2,872	$(26,553)	Other non-operating expense, net
Foreign currency forward exchange and other contracts	—	639	495	Cost of sales
	$(7,833)	$3,511	$(26,058)
The net (losses) gains recognized in the consolidated statements of operations during 2022, 2021, and 2020, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
Note 12—Commitments and Contingencies
Licensing and Similar Agreements and Other Purchasing Obligations
In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel's right to create and market certain products. These arrangements include royalty payments pursuant to licensing agreements that routinely contain provisions for guarantees or minimum expenditures during the term of the contract. Mattel also enters into contractual arrangements for commitments of future purchases of goods and services to ensure availability and timely delivery. Current and future commitments for guaranteed payments reflect Mattel's focus on expanding its product lines through alliances with businesses in other industries.
Licensing and similar agreements in effect at December 31, 2022 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2023	$70,196
2024	63,633
2025	52,733
2026	1,138
2027	1,000
Thereafter	—
$188,700
Royalty expense for 2022, 2021, and 2020 was $230.8 million, $184.3 million, and $158.5 million, respectively.

The following table shows the future minimum obligations for purchases of inventory, services, and other items as of December 31, 2022:

Other Purchase Obligations
(In thousands)
2023	$301,889
2024	61,313
2025	40,074
2026	27,450
2027	24,587
Thereafter	6,062
$461,375
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel's workers' compensation, general, automobile, product liability, and property risks. For the year ended December 31, 2022, Far West insured the first $1.0 million per occurrence for workers' compensation risks, the first $0.5 million per occurrence for general and automobile liability risks, the first $2.0 million per occurrence for product liability losses occurring prior to February 1, 2020, and the first $5.0 million per occurrence for product liability risks thereafter, and up to $1.0 million per occurrence for property risks. Various insurance companies that have an "A" or better AM Best rating at the time the policies are purchased reinsured Mattel's risk in excess of the amounts insured by Far West. Mattel's liability for workers' compensation, general, automobile, product liability, and property claims at December 31, 2022 and 2021 totaled $14.2 million and $13.0 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel's estimate of the aggregate liability for claims incurred.
Litigation
Litigation Related to Yellowstone do Brasil Ltda.
In April 1999, Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) filed a lawsuit against Mattel do Brasil before the 15th Civil Court of Curitiba, State of Parana, requesting the annulment of its security bonds and promissory notes given to Mattel do Brasil as well as damages due to an alleged breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone's complaints sought alleged loss of profits plus an unspecified amount of damages.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of December 31, 2022, Mattel assessed its probable loss related to the Yellowstone matter and has accrued a reserve, which is not material.

Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the U.S. federal courts' Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a class-wide basis. In October 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs' petition to appeal the denial of certification of the damages and injunctive relief classes.
Thirty-two additional lawsuits filed between April 2019 and July 2022 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-six children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
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
Mattel also is in discussions with the US Consumer Product Safety Commission ("CPSC") regarding a request from the CPSC that Mattel increase the proportional cash refund available to consumers who participate in the recall of the Sleeper first announced in 2019.
A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Litigation and Investigations Related to Whistleblower Letter
In December 2019 and January 2020, two stockholders filed separate complaints styled as class actions against Mattel, Inc., and certain of its former officers (the "Mattel Defendants"), as well as others, in the United States District Court for the Central District of California, alleging violations of U.S. federal securities laws. The two complaints were consolidated in April 2020 and an amended complaint was filed in May 2020. The complaints rely on the results of an investigation announced by Mattel in October 2019 regarding allegations in a whistleblower letter and claim that Mattel misled the market in several of its financial statements beginning in the third quarter of 2017. The lawsuits allege that the defendants' conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices. The court granted plaintiffs' motion for class certification in September 2021. Following a mediation on October 25, 2021, the parties reached an agreement in principle to settle the class action lawsuits, which was later approved by the court. In February 2022, the Mattel Defendants paid $86 million in settlement of the claims against them, which was funded in full by Mattel's insurers. A single stockholder has appealed the court's approval of the settlement, and the appeal is now pending in the United States Court of Appeals for the Ninth Circuit. The settlement does not entail any admission of fault or liability by the Mattel Defendants, which the Mattel Defendants have expressly contested throughout the pendency of the litigation.

In addition, a stockholder filed a derivative action in the United States District Court for the District of Delaware (Moher v. Kreiz, et al., filed April 9, 2020) making allegations that are substantially identical to, or are based upon, the allegations of the class action lawsuits. The defendants in the derivative action are certain of Mattel's current and former officers and directors, and PricewaterhouseCoopers LLP ("PwC"), with Mattel, Inc. named as a nominal defendant. Subsequently, a nearly identical derivative action was filed by a different stockholder against the same defendants. The second lawsuit is styled as an amended complaint and replaces a complaint making unrelated allegations in a previously filed lawsuit already pending in Delaware federal court (Lombardi v. Kreiz, et al., amended complaint filed April 16, 2020). In May 2020, the Moher and Lombardi derivative actions were consolidated and stayed pending further developments in the class action lawsuits. In June 2021, a third similar derivative action was filed in the United States District Court for the District of Delaware (Chagnon v. Kreiz, et al., filed June 22, 2021). Seven additional derivative actions asserting similar claims were also filed in the Court of Chancery for the State of Delaware (Owen v. Euteneuer, et al., filed May 12, 2021; Andersen v. Georgiadis, et al., filed May 18, 2021; Armon v. Euteneuer, et al., filed June 29, 2021; Haag v. Euteneuer, et al., filed September 9, 2021; Shumacher v. Kreiz, et al., filed October 19, 2021; Mizell v. PricewaterhouseCoopers LLP, et al., filed October 29, 2021; and Behrens v. Euteneuer, et al., filed November 18, 2021). An additional derivative action was also filed in United States District Court for the Central District of California (City of Pontiac Police and Fire Retirement System v. PricewaterhouseCoopers LLP, et al. filed October 27, 2021). On March 11, 2022, the parties to the above actions engaged in a private mediation, after which defendants and certain of the plaintiffs reached an agreement in principle to settle the derivative claims asserted in certain of the actions. Pursuant to the terms of the stipulation of settlement, which was approved by the Delaware Chancery Court in November 2022, Mattel received a settlement payment in the amount of $7 million, less attorneys' fees, paid by Mattel's insurers and PwC, and further agreed to institute certain governance enhancements requested by the plaintiffs. The settlement did not entail any admission of fault or liability by any of the defendants. Following approval of the settlement, the various derivative cases were dismissed with prejudice by each court.
Note 13—Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers.
Segment Data
Mattel's operating and reportable segments are: (i) North America, which consist of the United States and Canada; (ii) International; and (iii) American Girl. The North America and International segments sell products across categories, although some products are developed and adapted for particular international markets.
The following tables present information regarding net sales, operating income (loss), depreciation and amortization, and assets by segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Net Sales by Segment
North America	$2,987,831	$2,968,278	$2,426,480
International	2,220,001	2,219,189	1,903,550
American Girl	226,855	270,274	258,403
Net sales	$5,434,687	$5,457,741	$4,588,433

Operating Income (Loss) by Segment (a)
North America	$765,867	$872,536	$621,859
International	295,840	349,952	272,395
American Girl	199	5,409	(14,090)
	1,061,906	1,227,897	880,164
Corporate and other expense (b)	(386,391)	(498,335)	(505,428)
Operating Income	675,515	729,562	374,736
Interest expense	132,818	253,937	198,332
Interest (income)	(9,398)	(3,503)	(3,945)
Other non-operating expense, net (c)	47,760	8,364	2,692
Income Before Income Taxes	$504,335	$470,764	$177,657
(a)Segment operating income (loss) included severance and restructuring expenses of $10.7 million, $2.9 million, and $5.7 million for 2022, 2021, and 2020, respectively, which were allocated to the North America, International, and American Girl segments.
(b)Corporate and other expense included severance and restructuring charges of $26.2 million, $31.5 million, and $34.9 million for 2022, 2021, and 2020, respectively. Corporate and other expense also included (benefit) expenses related to inclined sleeper recall litigation of $(0.3) million, $15.1 million, and $26.2 million for 2022, 2021, and 2020, respectively, and incentive and share-based compensation for all periods presented.
(c)Other non-operating expense, net includes $45.4 million of currency translation losses were recognized as a result of Mattel's liquidation of its subsidiary in Argentina, which was substantially completed in 2022.

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Depreciation and Amortization by Segment
North America	$87,454	$86,308	$88,128
International	58,683	59,610	67,218
American Girl	10,631	12,508	13,438
	156,768	158,426	168,784
Corporate and other	25,411	25,887	24,667
Depreciation and amortization	$182,179	$184,313	$193,451

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Assets by Segment
North America	$778,897	$784,836	$658,404
International	756,830	798,833	715,043
American Girl	58,833	52,168	40,414
	1,594,560	1,635,837	1,413,861
Corporate and other	159,725	214,031	148,579
Accounts receivable and inventories, net	$1,754,285	$1,849,868	$1,562,440
Geographic Information
The tables below present information by geographic area. Net sales are attributed to countries based on location of customer. Long-lived assets include property, plant, and equipment, net, and right-of-use assets, net.

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Net Sales by Geographic Area
North America Region (a)	$3,214,686	$3,238,552	$2,684,883
International Region
EMEA	1,324,435	1,375,463	1,132,531
Latin America	590,963	519,610	455,184
Asia Pacific	304,603	324,116	315,835
Total International Region	2,220,001	2,219,189	1,903,550
Net sales	$5,434,687	$5,457,741	$4,588,433

	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Long-Lived Assets
North America Region (b)	$327,418	$366,519	$368,985
International Region	460,394	414,931	396,410
Consolidated total	$787,812	$781,450	$765,395
(a)Net sales for the North America Region include net sales attributable to the United States of $3.04 billion, $3.07 billion, and $2.53 billion for 2022, 2021, and 2020, respectively.
(b)Long-lived assets for the North America Region include long-lived assets attributable to the United States of $309.0 million, $343.7 million, and $329.3 million for 2022, 2021, and 2020, respectively.
Major Customers
In 2022, net sales to Mattel's three largest customers accounted for 43% of worldwide consolidated net sales. In 2022, net sales to Walmart, Target, and Amazon were $0.95 billion, $0.76 billion, and $0.64 billion, respectively. In 2021, net sales to Mattel's three largest customers accounted for 46% of worldwide consolidated net sales. In 2021, net sales to Walmart, Target, and Amazon were $1.17 billion, $0.74 billion, and $0.62 billion, respectively. In 2020, net sales to Mattel's three largest customers accounted for 47% of worldwide consolidated net sales. In 2020, net sales to Walmart, Target, and Amazon were $1.07 billion, $0.62 billion, and $0.47 billion, respectively.
The North America segment sells products to each of Mattel's three largest customers. The International segment sells products to Walmart and Amazon. The American Girl segment's net sales to Mattel's three largest customers were not material.

Note 14—Restructuring Charges
Optimizing for Growth (formerly Capital Light)
Mattel's Optimizing for Growth program is a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the "Program"). In February 2023, the Program was expanded to include additional initiatives, including actions to further streamline Mattel's organizational structure.
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Cost of sales (a)	$10,685	$2,885	$5,656
Other selling and administrative expenses (b)	23,592	32,266	7,245
	$34,277	$35,151	$12,901
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the Program:

	Liability at December 31, 2021	Charges (a)	Payments/Utilization	Liability at December 31, 2022
	(In thousands)
Severance	$12,411	$14,729	$(17,785)	$9,355
Other restructuring charges	2,834	19,548	(18,842)	3,540
	$15,245	$34,277	$(36,627)	$12,895

	Liability at December 31, 2020	Charges (a)	Payments/Utilization	Liability at December 31, 2021
	(In thousands)
Severance	5,294	$17,979	$(10,862)	$12,411
Other restructuring charges	30	17,172	(14,368)	2,834
	$5,324	$35,151	$(25,230)	$15,245
(a)Other restructuring charges consist primarily of expenses associated with the restructuring of commercial and corporate functions and consolidation of manufacturing facilities.
As of December 31, 2022, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $165 million, which include approximately $73 million of non-cash charges, including $45.4 million recognized within non-operating expense, net, during 2022 related to the liquidation of Mattel's subsidiary in Argentina. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $175 to $205 million and total expected non-cash charges are approximately $70 to $75 million.
During 2021, in conjunction with the Program, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.
Other Cost Savings Actions
In connection with Mattel's continued efforts to streamline its organizational structure and restore profitability, in May 2020, Mattel committed to a planned 4% reduction in its non-manufacturing workforce.

During 2020, Mattel recorded severance and other restructuring charges of approximately $28 million, of which approximately $19 million related to actions taken to streamline Mattel's organizational structure and approximately $9 million related to actions associated with a prior cost savings program.
Note 15—Income Taxes
Consolidated pre-tax income consists of the following:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
U.S. operations	$221,149	$9,612	$(172,478)
Foreign operations	283,186	461,152	350,135
Consolidated pre-tax income excluding equity method investments	$504,335	$470,764	$177,657
The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Current
Federal	$—	$(9,819)	$—
State	2,359	(4,060)	(575)
Foreign	62,278	81,899	78,870
	64,637	68,020	78,295
Deferred
Federal	55,805	(229,217)	1,164
State	2,440	(27,970)	(481)
Foreign	12,969	(231,214)	(13,429)
	71,214	(488,401)	(12,746)
Provision (benefit) for income taxes	$135,851	$(420,381)	$65,549

Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, interest expense, research and development expenses, employee compensation-related expenses, right-of-use assets, lease liabilities, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel's deferred income tax assets (liabilities) are composed of the following:

	December 31, 2022	December 31, 2021
	(In thousands)
Tax credit carryforwards	$70,346	$100,575
Research and development expenses	45,640	27,996
Net operating loss carryforwards	94,977	124,792
Interest expense	79,862	90,671
Allowances and reserves	119,458	102,634
Deferred compensation	41,411	66,183
Postretirement benefits	22,852	31,841
Intangible assets	212,497	219,629
Lease liabilities	82,349	70,712
Other	43,885	46,382
Gross deferred income tax assets	813,277	881,415
Intangible assets	(177,522)	(189,021)
Right-of-use assets	(74,642)	(63,206)
Other	(52,502)	(40,781)
Gross deferred income tax liabilities	(304,666)	(293,008)
Deferred income tax asset valuation allowances	(92,134)	(101,489)
Net deferred income tax assets	$416,477	$486,918
Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred income tax assets	$471,672	$526,906
Other noncurrent liabilities	(55,195)	(39,988)
	$416,477	$486,918
As of December 31, 2022, Mattel had U.S. federal and foreign loss carryforwards totaling $307.7 million and U.S. federal, state, and foreign tax credit carryforwards of $70.3 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel's loss and tax credit carryforwards expire in the following periods:

	Loss Carryforward	Tax Credit Carryforward
	(In thousands)
2023–2027	$33,390	$—
Thereafter	114,825	45,624
No expiration date	159,453	24,722
Total	$307,668	$70,346

Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the twelve months ended December 31, 2021, Mattel continued to see improved and sustained profitability, which presented objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, during 2021 Mattel released the valuation allowances related to certain U.S. federal, state, and foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases for the year ended December 31, 2021, resulted in recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of $540.8 million. As of December 31, 2021, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $18 million and $83 million, respectively. Changes in the valuation allowances in 2022 primarily related to utilization and expiration of tax attributes and functional currency fluctuations. As of December 31, 2022, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $18 million and $74 million, respectively.
Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Provision at U.S. federal statutory rate	$105,910	$98,861	$37,308
Differences resulting from:
Changes in valuation allowances	—	(540,803)	14,576
Foreign earnings taxed at different rates, including foreign losses without benefit	16,877	35,468	5,711
Tax related to pass-through income	5,340	2,487	2,409
Non deductible executive compensation	5,141	7,115	5,968
State and local taxes, net of U.S. federal benefit (expense)	5,027	(983)	(1,056)
Adjustments to previously accrued taxes	(9,471)	(19,101)	5,354
Change in indefinite reinvestment assertion	10,600	7,000	—
Other	(3,573)	(10,425)	(4,721)
Provision (benefit) for income taxes	$135,851	$(420,381)	$65,549
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
Mattel records a reserve for unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits, and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel's measurement of its reserve for unrecognized tax benefits is based on management's assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments.

A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Unrecognized tax benefits at January 1	$118,781	$140,309	$137,929
Increases for positions taken in current year	5,034	5,113	5,969
Increases for positions taken in a prior year	8,037	3,658	5,811
Decreases for positions taken in a prior year	(7,315)	(1,324)	(3,127)
Decreases for settlements with taxing authorities	(1,236)	(2,852)	(3,410)
Decreases for lapses in the applicable statute of limitations	(9,244)	(26,123)	(2,863)
Unrecognized tax benefits at December 31	$114,057	$118,781	$140,309
Of the $114.1 million of unrecognized tax benefits as of December 31, 2022, $113.2 million would impact the effective tax rate if recognized, and $0.9 million would result in an increase in the valuation allowance.
Mattel recognized a decrease of interest and penalties of $5.3 million in 2022, a decrease of $1.5 million in 2021, and a decrease of $2.1 million in 2020, related to unrecognized tax benefits, which are reflected in the provision (benefit) for income taxes in the consolidated statements of operations. As of December 31, 2022, Mattel accrued $15.9 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of December 31, 2021, Mattel accrued $21.2 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized.
In the normal course of business, Mattel is regularly audited by U.S. federal, state, local, and foreign tax authorities. Mattel remains subject to IRS examination for the 2019 through 2022 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various jurisdictions, including California for the 2018 through 2022 tax years, New York for the 2019 through 2022 tax years, and Wisconsin for the 2015 through 2022 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in various foreign jurisdictions including Hong Kong for the 2016 through 2022 tax years, Mexico for the 2017 through 2022 tax years, Netherlands for the 2018 through 2022 tax years, Cyprus for the 2019 through 2022 tax years, China for the 2010 through 2022 tax years, and United Kingdom for the 2017 through 2022 tax years. Based on the current status of U.S. federal, state, local, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $14.3 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of certain issues with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
Mattel has recorded a deferred tax liability of $28.0 million and $19.0 million related to undistributed earnings of certain foreign subsidiaries as of December 31, 2022 and 2021, respectively. During 2022, Mattel recorded an approximately $9 million deferred tax liability on $2.60 billion of undistributed foreign earnings for which deferred taxes had not previously been recorded. Taxes have not been provided on approximately $2.40 billion of undistributed foreign U.S. GAAP retained earnings. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when Mattel determines that it is advantageous for business operations or cash management purposes.

Note 16—Supplemental Financial Information

	December 31, 2022	December 31, 2021
	(In thousands)
Inventories include the following:
Finished goods	$754,852	$600,784
Raw materials and work in process	139,212	176,400
	$894,064	$777,184

Accrued liabilities include the following:
Advertising and promotion	$115,707	$179,687
Lease liabilities	75,297	73,752
Royalties	65,330	62,618
Incentive compensation	2,889	140,769

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Currency transaction losses included in:
Operating income	$(15,544)	$(10,212)	$(8,780)
Other non-operating expense, net	(11,550)	(8,224)	(696)
Currency transaction losses, net	$(27,094)	$(18,436)	$(9,476)

Other selling and administrative expenses include the following:
Design and development	$195,451	$189,372	$189,494
Identifiable intangible asset amortization	37,602	38,039	38,925
Bad debt expense, net	18,279	1,202	9,149

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2022.
Management's Report on Internal Control Over Financial Reporting
The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Management's Report on Internal Control Over Financial Reporting, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Report of Independent Registered Public Accounting Firm
The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Corporate Governance at Mattel—Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board Structure—Board Committees—Audit Committee"; "Compensation at Mattel—Executive Officers"; and, to the extent applicable, "Stock Ownership and Reporting —Delinquent Section 16(a) Reports" in the Mattel 2023 Proxy Statement to be filed with the SEC within 120 days of December 31, 2022 (the "Proxy Statement").
Mattel has adopted the Mattel Code of Conduct (the "Code of Conduct"), which satisfies the listing rules of the Nasdaq Stock Market LLC ("Nasdaq") regarding "code of conduct" and satisfies the SEC rules regarding disclosure of a "code of ethics" for the Chief Executive Officer, Chief Financial Officer, and Controller. The Code of Conduct is publicly available on Mattel's corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop M1-1516, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated "code of ethics" that applies to the Chief Executive Officer, Chief Financial Officer, or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations, and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors' corporate governance guidelines and the charters of its Audit, Compensation, and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.
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
 2.    Financial Statement Schedule for the Years Ended December 31, 2022, 2021 and 2020
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."
3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 19, 2022
4.0	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-05647	4.0	February 25, 2020
4.1	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.2	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.3	Indenture, dated as of November 20, 2019, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	November 20, 2019
4.4	Indenture, dated as of March 19, 2021, by and among the Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee, related to the Company's 3.375% Senior Notes due 2026	8-K	001-05647	4.1	March 19, 2021
4.5	Indenture, dated as of March 19, 2021, by and among the Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee, related to the Company's 3.750% Senior Notes due 2029	8-K	001-05647	4.2	March 19, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.6	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.7	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.8	Form of 5.875% Senior Notes due 2027	8-K	001-05647	4.2	November 20, 2019
4.9	Form of 3.375% Senior Notes due 2026	8-K	001-05647	4.3	March 19, 2021
4.10	Form of 3.750% Senior Notes due 2029	8-K	001-05647	4.4	March 19, 2021
10.0	Revolving Credit Agreement, dated as of September 15, 2022, among the Company, as the borrower, Bank of America, N.A., as Administrative Agent, BofA Securities, Inc., Citibank, N.A., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Bookrunners, Citibank, N.A. and Wells Fargo Securities, LLC, as Co-Syndication Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	September 19, 2022
10.1+	Form of Indemnification Agreement	8-K	001-05647	10.1	December 21, 2020
10.2+	Letter Agreement between Mattel, Inc. and Richard Dickson, dated May 16, 2014, regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.3+	Letter Agreement between Mattel, Inc. and Amanda Thompson, dated August 23, 2017, regarding an offer of employment for the position of EVP and Chief People Officer	10-K	001-05647	10.20	February 22, 2019
10.4+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.5+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018	8-K	001-05647	10.2	April 20, 2018
10.6+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz's long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.7+	Letter Agreement between Mattel, Inc. and Yoon Hugh, dated April 15, 2019, regarding an offer of employment for the position of Senior Vice President and Corporate Controller	8-K	001-05647	10.1	April 19, 2019
10.8+	Letter Agreement between Mattel, Inc. and Roberto Isaias, dated February 1, 2020, regarding relocation from Mexico to Mattel's California headquarters	10-K	001-05647	10.22	February 25, 2021
10.9+	Letter Agreement between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020, regarding an offer of employment for the position of Executive Advisor and Chief Financial Officer	8-K	001-05647	10.1	June 23, 2020
10.10+	Participation Letter Agreement under the Mattel, Inc. Executive Severance Plan B between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020	8-K	001-05647	10.2	June 23, 2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.11+	Letter Agreement between Mattel, Inc. and Jonathan Anschell, dated December 5, 2020, regarding an offer of employment for the position of EVP, Chief Legal Officer, and Secretary	10-K	001-05647	10.26	February 25, 2021
10.12+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.13+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.14+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.15+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.16+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.17+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.18+	Amendment No. 4 to the DCPEP	10-Q	001-05647	10.5	August 10, 2020
10.19+	Amendment No. 5 to the DCPEP	10-K	001-05647	10.34	February 25, 2021
10.20+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.21+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.22+	Mattel, Inc. Executive Severance Plan B (effective July 1, 2014) (the "Executive Severance Plan B"	8-K	001-05647	10.1	July 21, 2014
10.23+	Mattel, Inc. 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	DEF 14A	001-05647	Appendix A	March 30, 2010
10.24+	Amendment No. 1 to the 2010 Plan	10-Q	001-05647	10.9	October 24, 2013
10.25+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan")	DEF 14A	001-05647	Appendix A	April 9, 2015
10.26+	First Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 25, 2018
10.27+	Second Amendment to the Amended 2010 Plan	10-Q	001-05647	10.1	July 26, 2019
10.28+	Third Amendment to the Amended 2010 Plan	10-K	001-05647	10.58	February 25, 2020
10.29+	Fourth Amendment to the Amended 2010 Plan	DEF 14A	001-05647	Appendix A	April 27, 2020
10.30+	Fifth Amendment to the Amended 2010 Plan	DEF 14A	001-05647	Appendix A	April 13, 2021
10.31+	Sixth Amendment to the Amended 2010 Plan	DEF 14A	001-05647	Appendix A	April 12, 2022
10.32+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.33+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.50	February 25, 2021
10.34+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-K	001-05647	10.51	February 25, 2021
10.35+	Form of Grant Agreement for grants of RSUs to employees under the Amended 2010 Plan	10-K	001-05647	10.52	February 25, 2021
10.36+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the Amended 2010 Plan	10-K	001-05647	10.53	February 25, 2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.37+	Form of Grant Agreement for July 31, 2015 grants of NQSOs to employees under the Amended 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.38+	Form of Grant Agreement for August 1, 2017 grants of NQSOs to employees under the Amended 2010 Plan	10-K	001-05647	10.55	February 25, 2021
10.39+	Form of Grant Agreement for July 31, 2020 grants of NQSOs to employees under the Amended 2010 Plan	10-K	001-05647	10.56	February 25, 2021
10.40+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the Amended 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.41+	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based restricted stock units ("Performance Units") to senior executives under the Amended 2010 Plan	10-K	001-05647	10.59	February 25, 2021
10.42+	Form of Grant Agreement for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the Amended 2010 Plan	10-K	001-05647	10.60	February 25, 2021
21.0*	Subsidiaries of the Registrant as of December 31, 2022
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 21, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 21, 2023, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 21, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (embedded within the Inline XBRL Document)
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
Date: February 21, 2023

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

Signature	Title	Date

/S/ YNON KREIZ	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 21, 2023
Ynon Kreiz

/S/ ANTHONY DISILVESTRO	Chief Financial Officer (principal financial officer)	February 21, 2023
Anthony DiSilvestro

/S/ YOON HUGH	Senior Vice President and Corporate Controller (principal accounting officer)	February 21, 2023
Yoon Hugh

/S/ R. TODD BRADLEY	Director	February 21, 2023
R. Todd Bradley

/S/ ADRIANA CISNEROS	Director	February 21, 2023
Adriana Cisneros

/S/ MICHAEL DOLAN	Director	February 21, 2023
Michael Dolan

/S/ DIANA FERGUSON	Director	February 21, 2023
Diana Ferguson

/S/ SOREN LAURSEN	Director	February 21, 2023
Soren Laursen

/S/ ANN LEWNES	Director	February 21, 2023
Ann Lewnes

/S/ ROGER LYNCH	Director	February 21, 2023
Roger Lynch

/S/ DOMINIC NG	Director	February 21, 2023
Dominic Ng

/S/ DR. JUDY OLIAN	Director	February 21, 2023
Dr. Judy Olian

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Credit Losses:
Year Ended December 31, 2022	$10,668	$18,279		$(1,344)	(a)	$27,603
Year Ended December 31, 2021	$15,930	$1,202		$(6,464)	(a)	$10,668
Year Ended December 31, 2020	$18,466	$9,149		$(11,685)	(a)	$15,930
Income Tax Valuation Allowances:
Year Ended December 31, 2022	$101,489	$3,412	(b)	$(12,767)	(c)	$92,134
Year Ended December 31, 2021	$631,914	$198,794	(b)	$(729,219)	(c)	$101,489
Year Ended December 31, 2020	$610,560	$63,635	(b)	$(42,281)	(c)	$631,914
(a)Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)For the years ended December 31, 2022, 2021, and 2020, the additions represent increases related to losses and credits without benefit. See Item 8 "Financial Statements and Supplementary Data - Note 15 to the Consolidated Financial Statements - Income Taxes" for additional details.
(c)For the year ended December 31, 2022, the deductions primarily included projected utilization of loss carryforwards and credits. For the years ended December 31, 2021, the deductions primarily related to the reversal of the valuation allowances on certain U.S. federal, state, and foreign deferred tax assets. For the years ended December 31, 2020, the deductions primarily represent projected utilization and write-offs of loss carryforwards and certain deferred tax assets. See Item 8 "Financial Statements and Supplementary Data - Note 15 to the Consolidated Financial Statements - Income Taxes" for additional details.