Form 10-Q
period 2023-03-31
MATTEL INC /DE/
filed 2023-05-02
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of April 17, 2023: 353,956,791 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel's product costs and other costs of doing business, and reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine), natural and man-made disasters, pandemics or other public health crises, such as the COVID-19 pandemic, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as non-fungible tokens and cryptocurrency; and (xxii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's 2022 Annual Report on Form 10-K (the "2022 Annual Report on Form 10-K"), and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022	December 31, 2022
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$461,717	$536,631	$761,235
Accounts receivable, net of allowances for credit losses of $12.9 million, $13.1 million, and $27.6 million, respectively	673,844	862,236	860,221
Inventories	961,048	969,166	894,064
Prepaid expenses and other current assets	269,723	267,666	213,515
Total current assets	2,366,332	2,635,699	2,729,035
Noncurrent Assets
Property, plant, and equipment, net	471,216	451,981	469,132
Right-of-use assets, net	304,496	339,681	318,680
Goodwill	1,380,992	1,387,137	1,378,551
Deferred income tax assets	483,562	515,004	471,672
Intangible assets, net	417,919	463,752	425,100
Other noncurrent assets	407,221	354,113	385,491
Total Assets	$5,831,738	$6,147,367	$6,177,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$—	$250,000	$—
Accounts payable	314,140	478,643	471,475
Accrued liabilities	641,326	799,357	678,689
Income taxes payable	13,496	16,710	37,584
Total current liabilities	968,962	1,544,710	1,187,748
Noncurrent Liabilities
Long-term debt	2,326,731	2,322,150	2,325,644
Noncurrent lease liabilities	257,415	296,387	271,418
Other noncurrent liabilities	340,969	366,053	336,582
Total noncurrent liabilities	2,925,115	2,984,590	2,933,644
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,772,796	1,804,761	1,808,308
Treasury stock at cost: 87.4 million shares, 88.9 million shares, and 87.0 million shares, respectively	(2,129,424)	(2,176,904)	(2,129,639)
Retained earnings	2,741,238	2,475,250	2,847,709
Accumulated other comprehensive loss	(888,318)	(926,409)	(911,478)
Total stockholders' equity	1,937,661	1,618,067	2,056,269
Total Liabilities and Stockholders' Equity	$5,831,738	$6,147,367	$6,177,661
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited; in thousands, except per share amounts)
Net Sales	$814,579	$1,041,301
Cost of sales	488,792	558,406
Gross Profit	325,787	482,895
Advertising and promotion expenses	76,047	73,752
Other selling and administrative expenses	364,777	329,076
Operating (Loss) Income	(115,037)	80,067
Interest expense	31,128	33,049
Interest (income)	(6,519)	(1,202)
Other non-operating (income) expense, net	(1,439)	9,112
(Loss) Income Before Income Taxes	(138,207)	39,108
(Benefit) Provision for income taxes	(26,999)	23,910
(Income) from equity method investments	(4,737)	(6,256)
Net (Loss) Income	$(106,471)	$21,454
Net (Loss) Income Per Common Share - Basic	$(0.30)	$0.06
Weighted-average number of common shares	354,942	352,215
Net (Loss) Income Per Common Share - Diluted	$(0.30)	$0.06
Weighted-average number of common and potential common shares	354,942	359,003
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited; in thousands)
Net (Loss) Income	$(106,471)	$21,454
Other Comprehensive Income, Net of Tax
Currency translation adjustments	28,100	921
Employee benefit plan adjustments	727	1,387
Available-for-sale security adjustments	—	3,646
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(1,772)	7,464
Reclassification adjustments included in net income	(3,895)	(1,357)
	(5,667)	6,107
Other Comprehensive Income, Net of Tax	23,160	12,061
Comprehensive (Loss) Income	$(83,311)	$33,515

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net (Loss) Income	$(106,471)	$21,454
Adjustments to reconcile net (loss) income to net cash flows used for operating activities:
Depreciation	33,734	35,888
Amortization	9,461	9,325
Share-based compensation	16,943	19,323
Bad debt expense	271	3,221
Inventory obsolescence	24,926	11,967
Deferred income taxes	(9,854)	10,398
Income from equity method investments	(4,737)	(6,256)
Gain on sale of assets, net	(551)	(276)
Changes in assets and liabilities:
Accounts receivable, net	192,853	209,044
Inventories	(83,162)	(203,245)
Prepaid expenses and other current assets	(57,844)	(46,232)
Accounts payable, accrued liabilities, and income taxes payable	(204,795)	(210,015)
Other, net	(17,154)	1,608
Net cash flows used for operating activities	(206,380)	(143,796)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(19,924)	(19,378)
Purchases of other property, plant, and equipment	(23,068)	(16,653)
Proceeds from (payments of) foreign currency forward exchange contracts, net	1,443	(19,298)
Proceeds from sale of assets	2,038	346
Other, net	(3,000)	—
Net cash flows used for investing activities	(42,511)	(54,983)
Cash Flows From Financing Activities:
Share repurchases	(33,986)	—
Tax withholdings for share-based compensation	(20,299)	(17,555)
Proceeds from stock option exercises	2,045	13,935
Other, net	(969)	(593)
Net cash flows used for financing activities	(53,209)	(4,213)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	2,582	8,261
Decrease in Cash and Equivalents	(299,518)	(194,731)
Cash and Equivalents at Beginning of Period	761,235	731,362
Cash and Equivalents at End of Period	$461,717	$536,631
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2022	$441,369	$1,808,308	$(2,129,639)	$2,847,709	$(911,478)	$2,056,269
Net loss	—	—	—	(106,471)	—	(106,471)
Other comprehensive income, net of tax	—	—	—	—	23,160	23,160
Share repurchases	—	—	(33,986)	—	—	(33,986)
Issuance of treasury stock for stock option exercises	—	(1,144)	3,189	—	—	2,045
Issuance of treasury stock for restricted stock units vesting	—	(51,311)	31,012	—	—	(20,299)
Share-based compensation	—	16,943	—	—	—	16,943
Balance, March 31, 2023	$441,369	$1,772,796	$(2,129,424)	$2,741,238	$(888,318)	$1,937,661

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2021	$441,369	$1,832,144	$(2,219,990)	$2,456,597	$(941,271)	$1,568,849
Net income	—	—	—	21,454	—	21,454
Other comprehensive income, net of tax	—	—	—	—	12,061	12,061
Issuance of treasury stock for stock option exercises	—	(3,183)	17,118	—	—	13,935
Issuance of treasury stock for restricted stock units vesting	—	(43,523)	25,968	—	—	(17,555)
Share-based compensation	—	19,323	—	—	—	19,323
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, March 31, 2022	$441,369	$1,804,761	$(2,176,904)	$2,475,250	$(926,409)	$1,618,067
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
The December 31, 2022 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in the 2022 Annual Report on Form 10-K.
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $12.9 million, $13.1 million, and $27.6 million as of March 31, 2023, March 31, 2022, and December 31, 2022, respectively.
3.     Inventories
Inventories included the following:

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
Raw materials and work in process	$127,712	$194,145	$139,212
Finished goods	833,336	775,021	754,852
	$961,048	$969,166	$894,064
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
Land	$18,078	$21,858	$18,045
Buildings	305,649	330,519	303,827
Machinery and equipment	668,965	759,379	654,437
Software	337,162	348,888	336,716
Tools, dies, and molds	506,325	541,891	510,398
Leasehold improvements	112,128	116,558	104,135
Construction in progress	80,376	47,373	79,742
	2,028,683	2,166,466	2,007,300
Less: accumulated depreciation	(1,557,467)	(1,714,485)	(1,538,168)
	$471,216	$451,981	$469,132

During the second quarter of 2022, Mattel sold the American Girl corporate offices and a distribution center located in Middleton, Wisconsin, which included land and buildings. Mattel received net proceeds from the sale of $23.8 million, which resulted in a pre-tax gain of $15.2 million, recorded in other selling and administrative expenses in the consolidated statement of operations upon completion of the sale.
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
The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2023 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, thereby causing a foreign currency translation impact.

	December 31, 2022	Currency Exchange Rate Impact	March 31, 2023
	(In thousands)
North America	$731,993	$583	$732,576
International	438,987	1,858	440,845
American Girl	207,571	—	207,571
	$1,378,551	$2,441	$1,380,992
Intangible Assets, Net
Amortizable intangible assets were $417.9 million, net of accumulated amortization of $378.3 million, $463.8 million, net of accumulated amortization of $336.3 million, and $425.1 million, net of accumulated amortization of $364.9 million as of March 31, 2023, March 31, 2022, and December 31, 2022, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three months ended March 31, 2023 and 2022.
6.     Accrued Liabilities
Accrued liabilities included the following:

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
Advertising and promotion	$76,851	$106,813	$115,707
Current lease liabilities	74,425	74,198	75,297
Deferred income	50,218	44,826	46,824
Royalties	37,093	44,132	65,330
Incentive compensation	30,580	157,403	2,889

7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. However, all Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of March 31, 2023, March 31, 2022, and December 31, 2022 were $54.8 million, $121.4 million, and $86.0 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
8.     Seasonal Financing
On September 15, 2022, Mattel entered into a revolving credit agreement (the "Credit Agreement") as the borrower with Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto, providing for a senior secured revolving credit facility in an aggregate principal amount of $1.40 billion (the "Revolving Credit Facility"). The Revolving Credit Facility will mature on September 15, 2025. In connection with the entry into the Credit Agreement, Mattel terminated the commitments and satisfied all outstanding obligations under the previous credit agreement, dated December 20, 2017 (as amended).
Borrowings under the Revolving Credit Facility bear interest at a floating rate, which can be either, at Mattel's option, (i) adjusted Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 1.125% to 2.000% per annum or (ii) an alternate base rate plus an applicable margin ranging from 0.125% to 1.000% per annum, in each case, such applicable margins to be determined based on Mattel's debt ratings.
In addition to paying interest on the outstanding principal under the Revolving Credit Facility, Mattel is required to pay (i) an unused line fee per annum of the average daily unused portion of the Revolving Credit Facility, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents.
The obligations of Mattel under the Revolving Credit Facility are guaranteed by each domestic subsidiary of Mattel that guarantees any of Mattel's senior unsecured notes (collectively, the "Guarantors"). If Mattel achieves a debt rating of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, and no event of default has occurred and is continuing at such time and Mattel provides a certification regarding the foregoing to the administrative agent (a "Fall-Away Event"), the obligations of Mattel under the Revolving Credit Facility will instead be required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million.
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
The Credit Agreement requires the maintenance of (a) an interest coverage ratio of not less than 2.75 to 1.00 as of the end of each fiscal quarter and (b) a total leverage ratio as of the end of each fiscal quarter, not to exceed 4.25 to 1.00 as of the end of the fiscal quarter ending March 31, 2023, with an additional step down to 3.75 to 1.00 to occur as of the end of the fiscal quarter ending June 30, 2023, as described below.

As of March 31, 2023, Mattel had no borrowings outstanding under the Revolving Credit Facility and no other short-term borrowings outstanding. As of March 31, 2022, Mattel had no borrowings outstanding under the previous senior secured revolving credit facilities and no other short-term borrowings outstanding. As of December 31, 2022, Mattel had no borrowings outstanding under the Revolving Credit Facility and no other short-term borrowings outstanding. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $8 million as of March 31, 2023. Outstanding letters of credit under the previous senior secured revolving credit facilities totaled approximately $10 million as of March 31, 2022. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $8 million as of December 31, 2022.
As of March 31, 2023, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Revolving Credit Facility. If Mattel were to default under the terms of the Revolving Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
In April 2023, S&P upgraded Mattel’s debt rating from BB+ to BBB- and maintained a positive outlook, and in November 2022, Moody’s previously upgraded Mattel’s debt rating from Ba1 to Baa3. On April 27, 2023, Mattel provided a certification of the foregoing to the administrative agent under the Credit Agreement, which resulted in the occurrence of a Fall-Away Event.
As a result of the Fall-Away Event, all guarantee obligations of the Guarantors under the Revolving Credit Facility were released, and the obligations of Mattel under the Revolving Credit Facility will be required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million. Additionally, all collateral securing the Revolving Credit Facility was permanently released; the restrictive covenants governing investments, dividends, negative pledges, and changes in accounting policies or reporting practices no longer apply; and the total leverage ratio financial covenant will require maintenance of a total leverage ratio as of the end of each fiscal quarter not to exceed 3.75 to 1.00.
9.     Long-Term Debt
Long-term debt included the following:

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	—	250,000	—
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(23,269)	(27,850)	(24,356)
	$2,326,731	$2,572,150	$2,325,644
Less: current portion	—	(250,000)	—
Total long-term debt	$2,326,731	$2,322,150	$2,325,644
On December 30, 2022, Mattel used cash on hand to redeem and retire the $250 million aggregate principal amount of the 2013 Senior Notes due March 2023.
Mattel's 2019 Senior Notes due 2027 were issued pursuant to an indenture dated November 20, 2019, and its 2021 Senior Notes due 2026 and 2021 Senior Notes due 2029 were issued pursuant to an indenture dated March 19, 2021. These indentures contain covenants that limit Mattel's (and some of its subsidiaries') ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make investments in unrestricted subsidiaries; (iv) create liens; (v) enter into certain sale/leaseback transactions; (vi) merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets; and (vii) designate subsidiaries as unrestricted. The indentures also provided that certain of these covenants would be suspended if Mattel achieved a debt rating of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, and no event of default has occurred.

In April 2023, S&P upgraded Mattel’s debt rating from BB+ to BBB- and maintained a positive outlook, and in November 2022, Moody’s previously upgraded Mattel’s debt rating from Ba1 to Baa3. As a result of the upgraded debt ratings and no events of default, the covenants limiting Mattel’s ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of their capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel’s ability to merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets, are suspended. If Mattel ceases to have debt ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events. Following the Fall-Away Event under the Revolving Credit Facility, all guarantee obligations of the Guarantors under the 2019 Senior Notes due 2027, 2021 Senior Notes due 2026 and 2021 Senior Notes due 2029 were released, and the obligations of Mattel under the 2019 Senior Notes due 2027, 2021 Senior Notes due 2026 and 2021 Senior Notes due 2029 will be required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million.
10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications out of accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2023
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$—	$(138,498)	$(795,712)	$(911,478)
Other comprehensive (loss) income before reclassifications	(1,772)	—	7	28,100	26,335
Amounts reclassified from accumulated other comprehensive loss	(3,895)	—	720	—	(3,175)
Net (decrease) increase in other comprehensive income	(5,667)	—	727	28,100	23,160
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2023	$17,065	$—	$(137,771)	$(767,612)	$(888,318)

	For the Three Months Ended March 31, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	7,464	—	(315)	921	8,070
Amounts reclassified from accumulated other comprehensive loss	(1,357)	3,646	1,702	—	3,991
Net increase in other comprehensive income	6,107	3,646	1,387	921	12,061
Adjustment of accumulated other comprehensive loss to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2022	$14,903	$—	$(152,712)	$(788,600)	$(926,409)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2023	March 31, 2022	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$3,603	$1,429	Cost of sales
Tax effect	292	(72)	(Benefit) Provision for income taxes
	$3,895	$1,357	Net (Loss) Income
Employee Benefit Plans:
Amortization of prior service credit (a)	$472	$469	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(1,408)	(2,222)	Other non-operating (income) expense, net
	(936)	(1,753)
Tax effect	216	51	(Benefit) Provision for income taxes
	$(720)	$(1,702)	Net (Loss) Income
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
During the three months ended March 31, 2022, Mattel adjusted accumulated other comprehensive loss by $6.4 million in relation to previously recorded available-for-sale equity securities. This amount was adjusted in order to account for such securities in a manner consistent with ASC 321, Investments—Equity Securities. The adjustment included $3.6 million of accumulated other comprehensive loss reclassified to other non-operating expense (income), net in the consolidated statement of operations and $2.8 million reclassified to retained earnings in the consolidated statement of stockholders' equity. The adjustment, including tax effect, was immaterial to the financial statements.
Currency Translation Adjustments
During the three months ended March 31, 2023, currency translation adjustments resulted in a net gain of $28.1 million, primarily due to the strengthening of the Mexican peso, British pound sterling, Chilean peso, and Brazilian real against the U.S. dollar, offset by the weakening of the Russian ruble against the U.S. dollar.
During the three months ended March 31, 2022, currency translation adjustments resulted in a net gain of $0.9 million, primarily due to the strengthening of the Brazilian real, Mexican peso, and the Chilean peso against the U.S. dollar, offset by the weakening of the British pound sterling and the Russian ruble against the U.S. dollar.
11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022	Statements of Operations Classification
	(In thousands)
Currency transaction gains	$50	$462	Operating income
Currency transaction gains (losses)	1,550	(6,444)	Other non-operating income/expense, net
Currency transaction gains (losses), net	$1,600	$(5,982)
The Chinese yuan, Euro, and Russian ruble were the primary currencies that caused foreign currency transaction exposure for Mattel during the three months ended March 31, 2023.

12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of March 31, 2023, March 31, 2022, and December 31, 2022, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $792 million, $953 million, and $674 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2023	March 31, 2022	December 31, 2022
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$11,051	$17,146	$14,899
Foreign currency forward exchange and other contracts	Other noncurrent assets	413	1,655	1,501
Total Derivatives Designated as Hedging Instruments		$11,464	$18,801	$16,400
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$4,898	$14,096	$1,163
Total Derivatives Not Designated as Hedging Instruments		$4,898	$14,096	$1,163
		$16,362	$32,897	$17,563

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2023	March 31, 2022	December 31, 2022
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$3,903	$2,345	$3,647
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	351	720	807
Total Derivatives Designated as Hedging Instruments		$4,254	$3,065	$4,454
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$961	$454	$6,261
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	—	39
Total Derivatives Not Designated as Hedging Instruments		$961	$454	$6,300
		$5,215	$3,519	$10,754

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Three Months Ended
	March 31, 2023	March 31, 2022	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (loss) gains recognized in OCI	$(1,772)	$7,464
Amount of gains reclassified from accumulated OCI to the consolidated statements of operations	3,895	1,357	Cost of sales
The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three months ended March 31, 2023 and 2022, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Three Months Ended
	March 31, 2023	March 31, 2022	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$10,304	$(7,832)	Other non-operating (income) expense, net

The net gains (losses) recognized in the consolidated statements of operations during the three months ended March 31, 2023 and March 31, 2022, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
13.     Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2023, March 31, 2022, and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

The following tables represent Mattel's financial assets and liabilities recorded at fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$16,362	$—	$16,362
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$5,215	$—	$5,215

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$32,897	$—	$32,897
Available-for-sale (b)	4,471	—	—	4,471
Total assets	$4,471	$32,897	$—	$37,368
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$3,519	$—	$3,519

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$17,563	$—	$17,563
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$10,754	$—	$10,754
(a)The fair value of the foreign currency forward exchange and other contracts was based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
(b)The fair value of the available-for-sale security was based on the quoted price on an active public exchange.
Other Financial Instruments
Mattel's financial instruments included cash and equivalents, accounts receivable and payable, accrued liabilities, short-term borrowings, and long-term debt. The fair values of these instruments, excluding long-term debt, approximate their carrying amounts because of their short-term nature. Cash and equivalents were classified as Level 1 and all other financial instruments were classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel's long-term debt was $2.19 billion (compared to a carrying amount of $2.35 billion) as of March 31, 2023, $2.65 billion (compared to a carrying amount of $2.60 billion) as of March 31, 2022, and $2.13 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2022. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.

14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands, except per share amounts)
Basic:
Net (loss) income	$(106,471)	$21,454
Weighted-average number of common shares	354,942	352,215
Basic net (loss) income per common share	$(0.30)	$0.06

Diluted:
Net (loss) income	$(106,471)	$21,454
Weighted-average number of common shares	354,942	352,215
Dilutive share-based awards (a)	—	6,788
Weighted-average number of common and potential common shares	354,942	359,003
Diluted net (loss) income per common share	$(0.30)	$0.06
(a)For the three months ended March 31, 2023 and March 31, 2022, share-based awards totaling 14.2 million and 11.1 million, respectively, were excluded from the calculation of diluted net (loss) income per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2022 Annual Report on Form 10-K.
The components of net periodic benefit cost for Mattel's defined benefit pension plans were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Service cost	$843	$1,047
Interest cost	5,198	3,077
Expected return on plan assets	(5,080)	(4,878)
Amortization of prior service cost	37	40
Recognized actuarial loss	1,465	2,247
	$2,463	$1,533

The components of net periodic benefit cost for Mattel's postretirement benefit plans were as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Interest cost	$45	$22
Amortization of prior service credit	(509)	(509)
Recognized actuarial gain	(57)	(25)
	$(521)	$(512)
Mattel's service cost component is recorded within operating (loss) income while other components of net periodic pension cost and postretirement benefit cost are recorded within other non-operating (income) expense, net.
During the three months ended March 31, 2023, Mattel made cash contributions totaling approximately $1 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2023, Mattel expects to make additional cash contributions of approximately $5 million.
16.     Share-Based Payments
Mattel has various stock compensation plans, which are described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Share-Based Payments" in the 2022 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than ten years from the date of grant. Stock options, RSUs, and performance awards generally provide for vesting over, or at the end of, a period of three years from the date of grant.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards was as follows:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Stock option compensation expense	$2,818	$2,319
RSU compensation expense	10,117	6,851
Performance award compensation expense	4,008	10,153
	$16,943	$19,323
As of March 31, 2023, total unrecognized compensation expense related to unvested share-based payments totaled $73.4 million and is expected to be recognized over a weighted-average period of 1.8 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $2.0 million and $13.9 million for the three months ended March 31, 2023 and 2022, respectively.
17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Design and development	$48,756	$42,635
Intangible asset amortization	9,461	9,325

18.     Restructuring Charges
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
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Cost of sales (a)	$—	$2,669
Other selling and administrative expenses (b)	20,700	6,414
	$20,700	$9,083
(a)Severance and other restructuring charges recorded within cost of sales in the consolidated statements of operations are included in segment operating (loss) income in "Note 21 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring charges recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 21 to the Consolidated Financial Statements—Segment Information."
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the Program:

	Liability at December 31, 2022	Charges (a)	Payments/Utilization	Liability at March 31, 2023
	(In thousands)
Severance	$9,355	$17,250	$(4,871)	$21,734
Other restructuring charges	3,540	3,450	(5,374)	1,616
	$12,895	$20,700	$(10,245)	$23,350

	Liability at December 31, 2021	Charges (a)	Payments/Utilization	Liability at March 31, 2022
	(In thousands)
Severance	$12,411	$3,518	$(3,901)	$12,028
Other restructuring charges	2,834	5,565	(5,178)	3,221
	$15,245	$9,083	$(9,079)	$15,249
(a)Other restructuring charges consist primarily of expenses associated with the restructuring of commercial and corporate functions and consolidation of manufacturing facilities.
As of March 31, 2023, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $186 million, which included approximately $73 million of non-cash charges, including $45.4 million recognized within non-operating expense, net, during the fourth quarter of 2022 related to the liquidation of Mattel's subsidiary in Argentina. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $195 to $225 million and total expected non-cash charges are approximately $75 million.
Other Cost Savings Actions
During the three months ended March 31, 2023, Mattel executed additional actions to further streamline its organizational structure that were not included in the Program. In connection with these actions, severance costs of $3.2 million were recorded within other selling and administrative expenses in the consolidated statement of operations.

19.     Income Taxes
Mattel's benefit for income taxes was $27.0 million for the three months ended March 31, 2023, compared to a provision of $23.9 million for the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, Mattel recognized a net discrete tax expense of $0.1 million and $12.2 million, respectively, primarily related to (i) undistributed earnings of certain foreign subsidiaries and (ii) reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the three months ended March 31, 2023 and 2022, Mattel's valuation allowance position remained unchanged.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by approximately $15.1 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of March 31, 2023, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
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
Thirty-one additional lawsuits filed between April 2019 and April 2023 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-four children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.

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
The lawsuits seek compensatory damages, punitive damages, statutory damages, restitution, disgorgement, attorneys' fees, costs, interest, declaratory relief, and/or injunctive relief. Mattel believes that the allegations in the lawsuits are without merit and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss for the lawsuits cannot be made at this time.
Mattel also is in discussions with the US Consumer Product Safety Commission ("CPSC") regarding a request from the CPSC that Mattel increase the proportional cash refund available to consumers who participate in the recall of the Sleeper first announced in 2019. Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
Litigation and Investigations Related to Whistleblower Letter
In December 2019 and January 2020, two stockholders filed separate complaints styled as class actions against Mattel, Inc. and certain of its former officers (the "Mattel Defendants"), as well as others, in the United States District Court for the Central District of California, alleging violations of U.S. federal securities laws. The two complaints were consolidated in April 2020 and an amended complaint was filed in May 2020. The complaints rely on the results of an investigation announced by Mattel in October 2019 regarding allegations in a whistleblower letter and claim that Mattel misled the market in several of its financial statements beginning in the third quarter of 2017. The lawsuits allege that the defendants' conduct caused the plaintiffs and other stockholders to purchase Mattel common stock at artificially inflated prices. The court granted plaintiffs' motion for class certification in September 2021. Following a mediation on October 25, 2021, the parties reached an agreement in principle to settle the class action lawsuits, which was later approved by the court. In February 2022, the Mattel Defendants paid $86 million in settlement of the claims against them, which was funded in full by Mattel's insurers. A single stockholder appealed the court's approval of the settlement, but the appeal was dismissed for failure to prosecute in March 2023. The settlement does not entail any admission of fault or liability by the Mattel Defendants, which the Mattel Defendants have expressly contested throughout the pendency of the litigation.
21.     Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers.
Segment Data
Mattel's reportable segments are: (i) North America, which consists of the United States and Canada; (ii) International; and (iii) American Girl. The North America and International segments sell products across Mattel's categories, although some products are developed and adapted for particular international markets.
The following tables present information regarding Mattel's net sales, operating (loss) income, and assets by reportable segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Net Sales by Segment
North America	$437,015	$602,118
International	344,093	403,842
American Girl	33,471	35,341
Net sales	$814,579	$1,041,301

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Operating (Loss) Income by Segment (a)
North America	$43,942	$171,413
International	313	46,833
American Girl	(11,799)	(17,227)
	32,456	201,019
Corporate and other expense (b)	(147,493)	(120,952)
Operating (Loss) Income	(115,037)	80,067
Interest expense	31,128	33,049
Interest (income)	(6,519)	(1,202)
Other non-operating (income) expense, net	(1,439)	9,112
(Loss) Income Before Income Taxes	$(138,207)	$39,108
(a)Segment operating (loss) income included severance and other restructuring charges of $2.7 million for the three months ended March 31, 2022, which were allocated to the North America and International segments, and no severance and other restructuring charges were allocated to the segments for the three months ended March 31, 2023.
(b)Corporate and other expense included (i) severance and restructuring charges of $23.9 million and $6.8 million for the three months ended March 31, 2023 and 2022, respectively, (ii) inclined sleeper product recall litigation expense of $4.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
Segment assets are comprised of accounts receivable, net and inventories.

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
Assets by Segment
North America	$732,004	$819,929	$778,897
International	694,469	711,586	756,830
American Girl	61,017	58,040	58,833
	1,487,490	1,589,555	1,594,560
Corporate and other	147,402	241,847	159,725
Accounts receivable, net and inventories	$1,634,892	$1,831,402	$1,754,285
Geographic Information
The table below presents information by geographic area. Net sales are attributed to countries based on location of the customer.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In thousands)
Net Sales by Geographic Area
North America	$470,486	$637,459
International
EMEA	209,356	277,742
Latin America	75,531	71,974
Asia Pacific	59,206	54,126
Total International	344,093	403,842
Net sales	$814,579	$1,041,301

22.     New Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires that buyers in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, activity during the period, changes since prior periods, and potential magnitude. The guidance in ASU 2022-04 was effective for interim and fiscal years beginning after December 15, 2022. Refer to "Note 7 to the Consolidated Financial Statements—Supplier Finance Program" for additional information regarding Mattel's supplier finance program. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.

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
Mattel is the owner of a portfolio of iconic brands and partners with global entertainment companies to license other IP. Mattel's portfolio of owned and licensed brands and products are organized into the following categories:
Dolls—including brands such as Barbie, American Girl, Disney Princess and Frozen, Monster High, and Polly Pocket. Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. American Girl, with an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, is best known for imparting valuable life lessons that instill confidence through its inspiring dolls and books, featuring diverse characters from past and present. American Girl products are sold directly to consumers through its website, proprietary retail stores in the United States, at select retailers nationwide, and its specialty boutiques and franchise stores in Canada.
Infant, Toddler, and Preschool—including brands such as Fisher-Price and Thomas & Friends, and Power Wheels. As a leader in play and child development, Fisher-Price's mission is to help families by making the most fun, enriching products for infants, toddlers, and preschoolers. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through toys, content, live events, and other consumer products.
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
Recent Developments
As anticipated, Mattel's first quarter 2023 results were negatively impacted by elevated retail inventory levels. While consumer demand for Mattel's products, excluding Russia, was positive, net sales in the first quarter of 2023 were approximately $815 million, a decrease of 22% as compared to the first quarter of the prior year, and Mattel incurred an operating loss of approximately $115 million. The first quarter declines were primarily due to the negative impact from retailers managing their inventory levels, which were elevated entering the year, and also due to the comparison to the prior year first quarter, which benefited from retailers building their inventory levels earlier in the year.
Mattel's gross margin also declined during the first quarter of 2023, primarily due to inventory management efforts, including higher close-out sales and inventory obsolescence, cost inflation, unfavorable fixed cost absorption associated with lower sales volume, product mix, and other factors. These negative factors were partially offset by favorable pricing actions and incremental realized savings from the Optimizing for Growth program.
Although operating results were below prior year, Mattel believes the retail inventories will normalize by the end of the first half of 2023, and anticipates a return to shipping patterns more aligned with historical trends in the second half of 2023.
In the first quarter of 2023, Mattel resumed share repurchase activities, with $34 million of share repurchases under the existing share repurchase program, which has a remaining authorization of $169 million as of March 31, 2023.
To the extent the existing macro-economic environment remains challenging, or worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2022 Annual Report on Form 10-K for further discussion regarding potential impacts on Mattel's business.
Russia - Ukraine War
The ongoing war between Russia and Ukraine has led to volatility and disruption in these countries. The length and impact of the ongoing war is highly unpredictable. While Mattel has no direct operations in Ukraine, its operations in Russia have experienced significant disruption and Mattel paused all shipments into Russia in early 2022. Mattel's net sales in these two countries represented less than 3% of total net sales during the three months ended March 31, 2022.

Results of Operations—First Quarter
Consolidated Results
The following table includes Mattel's consolidated results for the first quarter of 2023 and 2022:

	For the Three Months Ended				Year/Year Change
	March 31, 2023		March 31, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$814.6		$1,041.3		-22%	—
Cost of sales	488.8	60.0%	558.4	53.6%	-12%	640
Gross profit	325.8	40.0%	482.9	46.4%	-33%	(640)
Advertising and promotion expenses	76.0	9.3%	73.8	7.1%	3%	220
Other selling and administrative expenses	364.8	44.8%	329.1	31.6%	11%	1,320
Operating (loss) income	(115.0)	-14.1%	80.1	7.7%	N/M	N/M
Interest expense	31.1	3.8%	33.0	3.2%	-6%	60
Interest (income)	(6.5)	-0.8%	(1.2)	-0.1%	442%	(70)
Other non-operating (income) expense, net	(1.4)		9.1
(Loss) income before income taxes	(138.2)	-17.0%	39.1	3.8%	N/M	N/M
(Benefit) provision for income taxes	(27.0)		23.9
(Income) from equity method investment	(4.7)		(6.3)
Net (loss) income	$(106.5)	-13.1%	$21.5	2.1%	N/M	N/M
N/M - Not meaningful

Sales
Net sales in the first quarter of 2023 were $814.6 million, a decrease of $226.7 million, or 22%, as compared to $1.04 billion in the first quarter of 2022. The decrease in net sales was the result of a decrease in gross billings of $253.1 million, partially offset by a decrease in sales adjustments of $26.3 million.
Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following table provides a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2023	March 31, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$306.1	$396.1	-23%	-1%
Infant, Toddler, and Preschool	150.2	205.5	-27%	-1%
Vehicles	283.6	282.1	1%	—%
Action Figures, Building Sets, Games, and Other	171.5	280.7	-39%	-1%
Gross Billings	$911.3	$1,164.4	-22%	-1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$176.9	$298.0	-41%	-1%
Hot Wheels	244.9	241.4	1%	-1%
Fisher-Price	125.7	171.3	-27%	-1%
Other	363.9	453.8	-20%	-1%
Gross Billings	$911.3	$1,164.4	-22%	-1%
Gross billings were $911.3 million in the first quarter of 2023, a decrease of $253.1 million, or 22%, as compared to $1.16 billion in the first quarter of 2022, with an unfavorable impact from changes in currency exchange rates of one percentage point. The decrease in gross billings was primarily due to lower billings of Action Figures, Building Sets, Games, and Other, Dolls, and Infant, Toddler and Preschool.
Dolls gross billings decreased 23%, of which 31% was due to lower billings of Barbie products and 3% was due to lower billings of Enchantimals products, partially offset by higher billings of Disney Princess and Frozen products of 10% and Monster High products of 6%.
Infant, Toddler, and Preschool gross billings decreased 27%, of which 22% was due to lower billings of Fisher-Price products and 3% was due to lower billings of Fisher-Price Friends products.
Vehicles gross billings increased 1%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 39%, of which 16% was due to lower billings of Jurassic World products and 5% was due to lower billings of Lightyear products following their 2022 theatrical releases, 8% was due to lower billings of other Action Figures products, 6% was due to lower billing of Games products, and 3% was due to lower billings of Building Sets.
Sales adjustments represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Sales adjustments decreased to $96.8 million in the first quarter of 2023, as compared to $123.1 million in the first quarter of 2022, due to lower gross billings. Sales adjustments as a percentage of net sales was relatively flat at 11.9% in the first quarter of 2023, as compared to 11.8% in the first quarter of 2022.

Cost of Sales
Cost of sales decreased by $69.6 million, or 12%, to $488.8 million in the first quarter of 2023 from $558.4 million in the first quarter of 2022. Within cost of sales, product and other costs decreased by $61.6 million, or 14%, to $386.8 million in the first quarter of 2023 from $448.4 million in the first quarter of 2022; royalty expense decreased by $8.2 million, or 18%, to $36.7 million in the first quarter of 2023 from $44.9 million in the first quarter of 2022; and freight and logistics expenses were relatively consistent at $65.3 million in the first quarter of 2023, as compared to $65.1 million in the first quarter of 2022.
Gross Margin
Gross margin decreased to 40.0% in the first quarter of 2023 from 46.4% in the first quarter of 2022. The decrease in gross margin was primarily due to inventory management efforts of 420 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 210 basis points, unfavorable fixed cost absorption of 140 basis points, and unfavorable product mix and other of 140 basis points. These negative factors were partially offset by favorable pricing actions of 120 basis points and incremental realized savings from the Optimizing for Growth program of 120 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 9.3% in the first quarter of 2023, as compared to 7.1% in the first quarter of 2022, primarily due to the 22% decrease in net sales.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $364.8 million, or 44.8% of net sales, in the first quarter of 2023, an increase of $35.7 million, as compared to $329.1 million, or 31.6% of net sales, in the first quarter of 2022. The increase in other selling and administrative expenses was primarily due to market-related pay increases of $17.8 million, higher severance and restructuring charges of $17.1 million, and information technology and administrative costs of $8.2 million, partially offset by incremental realized savings from the Optimizing for Growth program of $11.4 million.
Interest Expense
Interest expense was $31.1 million in the first quarter of 2023, as compared to $33.0 million in the first quarter of 2022. The decrease in interest expense was due to the $250.0 million repayment of the 2013 3.15% Senior Notes due March 2023 in the fourth quarter of 2022.
(Benefit) Provision for Income Taxes
Mattel's benefit for income taxes was $27.0 million in the first quarter of 2023, compared to a provision of $23.9 million in the first quarter of 2022. During the three months ended March 31, 2023 and 2022, Mattel recognized a net discrete tax expense of $0.1 million and $12.2 million, respectively, primarily related to (i) undistributed earnings of certain foreign subsidiaries and (ii) reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the three months ended March 31, 2023 and 2022, Mattel's valuation allowance position remained unchanged.

Segment Results
North America Segment
The following tables provide a summary of net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2023	March 31, 2022
	(In millions, except percentage information)
Net Sales	$437.0	$602.1	-27%	—%
Segment Operating Income	43.9	171.4	-74%
Net sales for the North America segment in the first quarter of 2023 were $437.0 million, a decrease of $165.1 million, or 27%, as compared to $602.1 million in the first quarter of 2022. The decrease in net sales was the result of a decrease in gross billings of $173.2 million, partially offset by a decrease in sales adjustments of $8.1 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2023	March 31, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$132.9	$182.2	-27%	—%
Infant, Toddler, and Preschool	87.2	131.5	-34%	—%
Vehicles	142.2	146.8	-3%	—%
Action Figures, Building Sets, Games, and Other	106.3	181.3	-41%	—%
Gross Billings	$468.5	$641.8	-27%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$89.5	$164.0	-45%	—%
Hot Wheels	119.7	121.7	-2%	-1%
Fisher-Price	75.4	112.5	-33%	—%
Other	184.0	243.6	-24%	—%
Gross Billings	$468.5	$641.8	-27%	—%
Gross billings for the North America segment were $468.5 million in the first quarter of 2023, a decrease of $173.2 million, or 27%, as compared to $641.8 million in the first quarter of 2022. The decrease in the North America segment gross billings was due to lower billings across all categories.
Dolls gross billings decreased 27%, of which 41% was due to lower billings of Barbie products, partially offset by higher billings of Disney Princess and Frozen products of 9% and higher billings of Monster High products of 9%.
Infant, Toddler, and Preschool gross billings decreased 34%, of which 29% was due to lower billings of Fisher-Price products and 2% was due to lower billings of Fisher-Price Friends products.
Vehicles gross billings decreased 3%, of which 1% was due to lower billings of Hot Wheels products and 1% was due to lower billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings decreased 41%, of which 19% was due to lower billings of Jurassic World products and 7% was due to lower billings of Lightyear products following their 2022 theatrical releases, 8% was due to lower billings of other Action Figures products, 5% was due to lower billings of Games products, and 2% was due to lower billings of Building Sets.
Sales adjustments decreased to $31.5 million in the first quarter of 2023, as compared to $39.7 million in the first quarter of 2022, due to lower gross billings. Sales adjustments as a percentage of net sales increased to 7.2% for the first quarter of 2023, as compared to 6.6% for the first quarter of 2022. The increased rate was due to a higher proportion of sales in lines of business with higher average sales adjustment rates.

Cost of sales decreased by $44.6 million, or 14%, to $276.2 million in the first quarter of 2023 from $320.7 million in the first quarter of 2022, primarily due to a decrease in product and other costs of $36.6 million and a decrease in royalty expense of $8.5 million.
Gross margin in the first quarter of 2023 decreased to 36.8% from 46.7% in the first quarter of 2022, primarily due to inventory management efforts of 440 basis points, including higher close-out sales and inventory obsolescence, product mix and other of 400 basis points, cost inflation of 220 basis points, and fixed cost absorption of 160 basis points. These negative factors were partially offset by favorable pricing actions of 110 basis points and incremental realized savings from the Optimizing for Growth program of 90 basis points.
North America segment operating income was $43.9 million in the first quarter of 2023, as compared to segment operating income of $171.4 million in the first quarter of 2022. The decrease was primarily due to lower gross profit.
International Segment
The following tables provide a summary of net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2023	March 31, 2022
	(In millions, except percentage information)
Net Sales	$344.1	$403.8	-15%	-2%
Segment Operating Income	0.3	46.8	-99%
Net sales for the International segment in the first quarter of 2023 were $344.1 million, a decrease of $59.7 million, or 15%, as compared to $403.8 million in the first quarter of 2022. The decrease in net sales was the result of decreases in gross billings of $77.7 million, partially offset by a decrease in sales adjustments of $18.0 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2023	March 31, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$138.9	$177.6	-22%	-2%
Infant, Toddler, and Preschool	63.0	74.0	-15%	-3%
Vehicles	141.5	135.3	5%	-1%
Action Figures, Building Sets, Games, and Other	65.2	99.4	-34%	-1%
Gross Billings	$408.6	$486.3	-16%	-2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$87.3	$134.0	-35%	-3%
Hot Wheels	125.2	119.7	5%	-1%
Fisher-Price	50.3	58.7	-14%	-2%
Other	145.7	173.9	-16%	-1%
Gross Billings	$408.6	$486.3	-16%	-2%
Gross billings for the International segment were $408.6 million in the first quarter of 2023, a decrease of $77.7 million, or 16%, as compared to $486.3 million in the first quarter of 2022, with an unfavorable impact from changes in currency exchange rates of two percentage points. The decrease in the International segment gross billings was due to lower billings of Dolls, Action Figures, Building Sets, Games, and Other, and Infant, Toddler and Preschool, partially offset by higher billings of Vehicles.
Dolls gross billings decreased 22%, of which 27% was due to lower billings of Barbie products and 7% was due to lower billings of Enchantimals products, partially offset by higher billings of Disney Princess and Frozen products of 12% and higher billings of Monster High products of 5%.

Infant, Toddler, and Preschool gross billings decreased 15%, of which 11% was due to lower billings of Fisher-Price products and 5% was due to lower billings of Fisher Price Friends products.
Vehicles gross billings increased 5% due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 34%, of which 10% was due to lower billings of Jurassic World products and 3% was due to lower billings of Lightyear products following their 2022 theatrical releases, 9% was due to lower billings of Games products, 6% was due to lower billings of other Action Figures products, and 5% was due to lower billings of Building Sets.
Sales adjustments decreased to $64.5 million in the first quarter of 2023, as compared to $82.4 million in the first quarter of 2022, due to lower gross billings. Sales adjustments as a percentage of net sales decreased to 18.7% in the first quarter of 2023, as compared to 20.4% in the first quarter of 2022. The decrease was due to lower sales in markets with higher average sales adjustment rates.
Cost of sales decreased by $19.2 million, or 9%, to $201.7 million in the first quarter of 2023 from $220.8 million in the first quarter of 2022, primarily due to a decrease in product and other costs of $18.9 million, as a result of lower net sales.
Gross margin decreased to 41.4% in the first quarter of 2023 from 45.3% in the first quarter of 2022, primarily due to inventory management efforts of 420 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 210 basis points, and unfavorable fixed cost absorption of 100 basis points. These negative factors were partially offset by incremental realized savings from the Optimizing for Growth program of 170 basis points and favorable pricing actions of 140 basis points.
International segment operating income was $0.3 million in the first quarter of 2023, as compared to segment operating income of $46.8 million in the first quarter of 2022, primarily due to lower gross profit.
American Girl Segment
The following table provides a summary of net sales and segment operating loss for the American Girl segment for the first quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2023	March 31, 2022
	(In millions, except percentage information)
Net Sales	$33.5	$35.3	-5%	—%
Segment Operating Loss	(11.8)	(17.2)	-32%
Net sales for the American Girl segment in the first quarter of 2023 were $33.5 million, a decrease of $1.9 million, or 5%, as compared to $35.3 million in the first quarter of 2022. The decrease in net sales was the result of a decrease in gross billings of $2.1 million, or 6%, to $34.2 million in the first quarter of 2023 from $36.3 million in the first quarter of 2022. The decrease was primarily due to lower billings of Girl of the Year dolls of $4.8 million, partially offset by higher billings of historical character dolls products of $1.6 million.
Sales adjustments were $0.8 million in the first quarter of 2023, as compared to $1.0 million in the first quarter of 2022.
Cost of sales decreased by $1.5 million, or 8%, to $16.5 million in the first quarter of 2023, as compared to a 5% decrease in net sales, primarily due to a decrease in product and other costs of $1.3 million.
Gross margin increased to 50.8% in the first quarter of 2023 from 49.2% in the first quarter of 2022, primarily due to favorable pricing actions of 160 basis points and incremental realized savings from the Optimizing for Growth program of 130 basis points, partially offset by cost inflation of 160 basis points.
American Girl segment operating loss was $11.8 million in the first quarter of 2023, as compared to $17.2 million in the first quarter of 2022, primarily due to a decrease in other selling and administrative expenses of $3.2 million and a decrease in advertising and promotion expenses of $2.5 million.

Cost Savings Program
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the "Program"), which had targeted annual gross cost savings of $250 million from actions expected to be completed beginning 2021 through 2023. In February 2023, Mattel expanded the Program and increased the targeted annual gross cost savings from $250 million to $300 million, reflecting additional initiatives, including actions to further streamline Mattel's organizational structure. The additional initiatives are estimated to result in incremental employee severance charges of $20 to $25 million during 2023.
Of the $300 million in targeted gross cost savings, approximately 60% is expected to benefit cost of sales, 30% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expenses. Estimated total cash expenditures associated with the Program, excluding previous actions taken under the Capital Light program, are expected to be approximately $155 to $185 million.
Mattel estimates the cost of actions for the Program, excluding previous actions taken under the Capital Light program, to be as follows:

Optimizing for Growth - Actions	Estimate of Cost
Employee severance	$50 to $60 million
Real estate/supply chain optimization and other restructuring costs	$30 to $40 million
Non-cash charges (a)	$55 to $60 million
Total estimated severance and restructuring costs	$135 to $160 million
Information technology enhancements and other investments	$75 to $85 million
Total estimated actions	$210 to $245 million
(a)Non-cash charges include $45.4 million of currency translation losses that were recognized within other non-operating expense, net, in the consolidated statement of operations during the fourth quarter of 2022 as a result of Mattel's liquidation of its subsidiary in Argentina, which was substantially completed in 2022.
Cumulatively, in conjunction with previous actions taken under the Capital Light program prior to 2021, targeted annual gross cost savings for the Program are $375 million by 2023, with total expected cash expenditures of approximately $195 to $225 million, and total expected non-cash charges of approximately $75 million. Of the $375 million in targeted annual gross cost savings, approximately 65% is expected to benefit cost of sales, 25% is expected to benefit other selling and administrative expenses, and 10% is expected to benefit advertising and promotion expenses.
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(In millions)
Cost of sales (a)	$—	$2.7
Other selling and administrative expenses (b)	20.7	6.4
	$20.7	$9.1
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating (loss) income in "Note 21 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 21 to the Consolidated Financial Statements—Segment Information."
As of March 31, 2023, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $186 million, which include approximately $73 million of non-cash charges. Non-cash charges include $45.4 million recorded in non-operating expense, net, during 2022 related to the liquidation of Mattel's subsidiary in Argentina. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $300 million, which represents approximately 75% benefit to cost of sales, 20% benefit to other selling and administrative expenses, and 5% benefit to advertising and promotion expenses, as of March 31, 2023, in connection with the Program.

Other Cost Savings Actions
During the three months ended March 31, 2023, Mattel executed additional actions to further streamline its organizational structure that were not included in the Program. In connection with these actions, severance costs of $3.2 million were recorded within other selling and administrative expenses in the consolidated statement of operations.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion Revolving Credit Facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $461.7 million in cash and equivalents at March 31, 2023, approximately $289.1 million was held by foreign subsidiaries, including $65.0 million held in Russia. Mattel's cash held in Russia can be used within the country, however, its movement out of Russia is currently limited.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its Revolving Credit Facility covenants, or deterioration of Mattel's credit ratings. However, based on Mattel's current business plan and factors known to date, it is expected that existing cash and equivalents, cash flows from operations, availability under the Revolving Credit Facility, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months and in the long-term.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowing under the Revolving Credit Facility to meet its short-term liquidity needs. At March 31, 2023, Mattel had no outstanding borrowings under the Revolving Credit Facility and approximately $8 million in outstanding letters of credit under the Revolving Credit Facility.
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
Cash Flow Activities
Cash flows used for operating activities were $206.4 million in the first quarter of 2023, as compared to $143.8 million in the first quarter of 2022. The increase was primarily due to changes in net earnings, excluding the impact of non-cash items, partially offset by $78.7 million of lower working capital usage.

Cash flows used for investing activities were $42.5 million in the first quarter of 2023, as compared to $55.0 million in the first quarter of 2022. The decrease was primarily due to lower net payments of $20.7 million of foreign currency forward exchange contracts, partially offset by an increase in capital expenditures of $7.0 million in the first quarter of 2023.
Cash flows used for financing activities were $53.2 million in the first quarter of 2023, as compared to $4.2 million in the first quarter of 2022. The increase in cash flows used for financing activities was primarily due to share repurchases of $34.0 million, and lower proceeds from stock option exercises of $11.9 million in the first quarter of 2023.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $299.5 million to $461.7 million at March 31, 2023, as compared to $761.2 million at December 31, 2022, primarily due to cash flows used for operating activities of $206.4 million, capital expenditures of $43.0 million, and share repurchases of $34.0 million during the three months ended March 31, 2023. Mattel's cash and equivalents decreased $74.9 million to $461.7 million at March 31, 2023, as compared to $536.6 million at March 31, 2022. The decrease was primarily due to the repayment of the $250.0 million aggregate principal amount of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022, capital expenditures of $193.5 million in the trailing twelve months, and share repurchases of $34.0 million in the first quarter of 2023, partially offset by cash flows generated from operating activities of $380.3 million and proceeds from the sale of assets/business of $39.8 million in the trailing twelve months.
Accounts receivable decreased $186.4 million to $673.8 million at March 31, 2023, as compared to $860.2 million at December 31, 2022, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable decreased $188.4 million to $673.8 million at March 31, 2023, as compared to $862.2 million at March 31, 2022, primarily due to the decline in net sales in the first quarter of 2023.
Inventories increased $67.0 million to $961.0 million at March 31, 2023, as compared to $894.1 million at December 31, 2022, primarily due to seasonal inventory build. Inventories were $961.0 million at March 31, 2023, relatively flat as compared to $969.2 million at March 31, 2022.
Prepaid expenses and other current assets increased $56.2 million to $269.7 million at March 31, 2023, as compared to $213.5 million at December 31, 2022. The increase in prepaid expenses and other current assets included increases in prepaid taxes of $22.5 million, other current assets of $18.8 million, and prepaid insurance and maintenance of $13.0 million. Prepaid expenses and other current assets were $269.7 million at March 31, 2023, relatively flat as compared to $267.7 million at March 31, 2022.
Accounts payable and accrued liabilities decreased $194.7 million to $955.5 million at March 31, 2023, as compared to $1.15 billion at December 31, 2022, due to seasonal declines in expenditure levels. Accounts payable and accrued liabilities decreased $322.5 million to $955.5 million at March 31, 2023, as compared to $1.28 billion at March 31, 2022, primarily due to lower payables associated with inventory production and lower accrued incentive compensation of $126.8 million.

A summary of Mattel's capitalization is as follows:

	March 31, 2023		March 31, 2022		December 31, 2022
	(In millions, except percentage information)
Cash and equivalents	$461.7		$536.6		$761.2

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	—		250.0		—
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(23.3)		(27.9)		(24.4)
Total debt	2,326.7	55%	2,572.2	61%	2,325.6	53%
Stockholders' equity	1,937.7	45	1,618.1	39	2,056.3	47
Total capitalization (debt plus equity)	$4,264.4	100%	$4,190.2	100%	$4,381.9	100%
Total debt, including short-term borrowings, remained consistent at $2.33 billion at March 31, 2023, as compared to $2.33 billion at December 31, 2022. Total debt, including short-term borrowings, was $2.33 billion at March 31, 2023, as compared to $2.57 billion at March 31, 2022. The decrease was due to the repayment of the $250.0 million aggregate principal amount of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022.
Stockholders' equity decreased $118.6 million to $1.94 billion at March 31, 2023, as compared to $2.06 billion at December 31, 2022, primarily due to net loss for the first three months of 2023. Stockholders' equity increased $319.6 million to $1.94 billion at March 31, 2023, as compared to $1.62 billion at March 31, 2022, primarily due to net income in the trailing twelve months and share repurchases of $34.0 million during the first quarter of 2023.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2022 Annual Report on Form 10-K and did not materially change during the first three months of 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Chinese yuan, Euro, and Russian ruble were the primary currencies that caused foreign currency transaction exposure for Mattel during the first three months of 2023. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating (loss) income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the three months ended March 31, 2023 were related to its net investments in entities having functional currencies denominated in the Mexican peso, British pound sterling, Russian ruble, Chilean peso, and Brazilian real.
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
Argentina Operations
During the third quarter of 2021, Mattel began a process to liquidate its subsidiary in Argentina. The liquidation was substantially completed during the fourth quarter of 2022. Prior to the substantial completion of the liquidation, Mattel had recorded $45.4 million of currency translation adjustments in accumulated other comprehensive loss, net within its consolidated balance sheet. As a result of the substantially complete liquidation, the cumulative currency translation adjustments were removed from accumulated other comprehensive loss and recognized as a loss in other non-operating expense within the consolidated statement of operations in the fourth quarter of 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2023, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
This table provides certain information with respect to Mattel's purchases of its common stock during the first quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1—31	10,654	$19.64	—	$203,016,273
February 1—28	2,804,219	19.24	1,841,790	169,030,421
March 1—31	7,240	18.41	—	169,030,421
Total	2,822,113	$19.24	1,841,790	$169,030,421
 ____________________________________
(a)The total number of shares purchased includes 980,323 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At March 31, 2023, share repurchase authorizations of $169.0 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 19, 2022
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1+	Mattel, Inc. Amended and Restated Executive Severance Plan B	8-K	001-05647	10.1	March 24, 2023
10.2+	Form of Participation Letter Agreement under the Mattel, Inc. Amended and Restated Executive Severance Plan B applicable to Ynon Kreiz, Richard Dickson, and Anthony DiSilvestro	8-K	001-05647	10.2	March 24, 2023
10.3+	Form of Participation Letter Agreement under the Mattel, Inc. Amended and Restated Executive Severance Plan B	8-K	001-05647	10.3	March 24, 2023
10.4+*	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: May 2, 2023