Form 10-Q
period 2023-06-30
MATTEL INC /DE/
filed 2023-08-01
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-05647
___________________________________________________________
MATTEL, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	95-1567322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Continental Blvd.		90245
El Segundo,	CA
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of July 14, 2023: 354,139,491 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel's product costs and other costs of doing business, and reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine), natural and man-made disasters, pandemics or other public health crises, such as the COVID-19 pandemic, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as non-fungible tokens and cryptocurrency; and (xxii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report on Form 10-K"), and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022	December 31, 2022
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$299,918	$274,534	$761,235
Accounts receivable, net of allowances for credit losses of $13.2 million, $14.3 million, and $27.6 million, respectively	890,882	989,194	860,221
Inventories	971,614	1,177,551	894,064
Prepaid expenses and other current assets	261,321	273,170	213,515
Total current assets	2,423,735	2,714,449	2,729,035
Noncurrent Assets
Property, plant, and equipment, net	464,111	442,067	469,132
Right-of-use assets, net	296,231	326,228	318,680
Goodwill	1,384,245	1,379,230	1,378,551
Deferred income tax assets	480,062	494,192	471,672
Intangible assets, net	411,759	444,971	425,100
Other noncurrent assets	437,701	366,596	385,491
Total Assets	$5,897,844	$6,167,733	$6,177,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term borrowings	$—	$2,994	$—
Current portion of long-term debt	—	250,000	—
Accounts payable	365,580	535,273	471,475
Accrued liabilities	656,097	680,765	678,689
Income taxes payable	9,404	19,157	37,584
Total current liabilities	1,031,081	1,488,189	1,187,748
Noncurrent Liabilities
Long-term debt	2,327,807	2,323,303	2,325,644
Noncurrent lease liabilities	243,768	282,263	271,418
Other noncurrent liabilities	332,814	345,929	336,582
Total noncurrent liabilities	2,904,389	2,951,495	2,933,644
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,770,597	1,816,526	1,808,308
Treasury stock at cost: 87.4 million shares, 88.1 million shares, and 87.0 million shares, respectively	(2,120,765)	(2,158,388)	(2,129,639)
Retained earnings	2,768,425	2,541,690	2,847,709
Accumulated other comprehensive loss	(897,252)	(913,148)	(911,478)
Total stockholders' equity	1,962,374	1,728,049	2,056,269
Total Liabilities and Stockholders' Equity	$5,897,844	$6,167,733	$6,177,661
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,087,164	$1,235,687	$1,901,743	$2,276,987
Cost of sales	597,358	686,769	1,086,150	1,245,174
Gross Profit	489,806	548,918	815,593	1,031,813
Advertising and promotion expenses	90,026	90,194	166,073	163,945
Other selling and administrative expenses	337,005	333,644	701,783	662,721
Operating income (loss)	62,775	125,080	(52,263)	205,147
Interest expense	30,642	32,811	61,770	65,860
Interest (income)	(4,321)	(1,959)	(10,840)	(3,161)
Other non-operating (income) expense, net	(2,147)	7,147	(3,586)	16,259
Income (loss) before income taxes	38,601	87,081	(99,607)	126,189
Provision (benefit) for income taxes	14,424	26,585	(12,575)	50,495
(Income) from equity method investments	(3,010)	(5,944)	$(7,747)	$(12,200)
Net Income (Loss)	$27,187	$66,440	$(79,285)	$87,894
Net Income (Loss) Per Common Share - Basic	$0.08	$0.19	$(0.22)	$0.25
Weighted-average number of common shares	354,577	353,457	354,748	352,837
Net Income (Loss) Per Common Share - Diluted	$0.08	$0.18	$(0.22)	$0.24
Weighted-average number of common and potential common shares	357,214	359,838	354,748	358,948
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited; in thousands)
Net Income (Loss)	$27,187	$66,440	$(79,285)	$87,894
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	2,181	(6,490)	30,281	(5,569)
Employee benefit plan adjustments	729	1,324	1,456	2,711
Available-for-sale security adjustments	—	—	—	3,646
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(7,479)	26,425	(9,251)	33,889
Reclassification adjustments included in net income	(4,365)	(7,998)	(8,260)	(9,355)
	(11,844)	18,427	(17,511)	24,534
Other Comprehensive (Loss) Income, Net of Tax	(8,934)	13,261	14,226	25,322
Comprehensive Income (Loss)	$18,253	$79,701	$(65,059)	$113,216

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(79,285)	$87,894
Adjustments to reconcile net (loss) income to net cash flows used for operating activities:
Depreciation	68,019	71,698
Amortization	18,986	18,997
Share-based compensation	36,933	37,888
Bad debt expense	(259)	5,475
Inventory obsolescence	32,951	18,672
Deferred income taxes	(5,091)	31,007
Income from equity method investments	(7,747)	(12,200)
Gain on sale of assets, net	(237)	(15,177)
Changes in assets and liabilities:
Accounts receivable, net	(17,828)	68,797
Inventories	(103,905)	(447,230)
Prepaid expenses and other current assets	(44,198)	(47,314)
Accounts payable, accrued liabilities, and income taxes payable	(164,962)	(226,218)
Other, net	(58,958)	(17,268)
Net cash flows used for operating activities	(325,581)	(424,979)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(36,415)	(38,825)
Purchases of other property, plant, and equipment	(37,026)	(39,677)
Proceeds from (payments of) foreign currency forward exchange contracts, net	12,684	(460)
Proceeds from sale of assets	1,893	24,669
Other, net	(3,124)	749
Net cash flows used for investing activities	(61,988)	(53,544)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings, net	—	3,446
Share repurchases	(49,861)	—
Tax withholdings for share-based compensation	(24,678)	(18,317)
Proceeds from stock option exercises	4,962	26,282
Other, net	(1,802)	(1,096)
Net cash flows (used for) provided by financing activities	(71,379)	10,315
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(2,369)	11,380
Decrease in Cash and Equivalents	(461,317)	(456,828)
Cash and Equivalents at Beginning of Period	761,235	731,362
Cash and Equivalents at End of Period	$299,918	$274,534
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2022	$441,369	$1,808,308	$(2,129,639)	$2,847,709	$(911,478)	$2,056,269
Net loss	—	—	—	(106,471)	—	(106,471)
Other comprehensive income, net of tax	—	—	—	—	23,160	23,160
Share repurchases	—	—	(33,986)	—	—	(33,986)
Issuance of treasury stock for stock option exercises	—	(1,144)	3,189	—	—	2,045
Issuance of treasury stock for restricted stock units vesting	—	(51,311)	31,012	—	—	(20,299)
Share-based compensation	—	16,943	—	—	—	16,943
Balance, March 31, 2023	$441,369	$1,772,796	$(2,129,424)	$2,741,238	$(888,318)	$1,937,661
Net income	—	—	—	27,187	—	27,187
Other comprehensive loss, net of tax	—	—	—	—	(8,934)	(8,934)
Share repurchases	—	—	(15,875)	—	—	(15,875)
Issuance of treasury stock for stock option exercises	—	(4,075)	10,670	—	—	6,595
Issuance of treasury stock for restricted stock units vesting	—	(18,079)	13,698	—	—	(4,381)
Deferred compensation	—	(36)	166	—	—	130
Share-based compensation	—	19,991	—	—	—	19,991
Balance, June 30, 2023	$441,369	$1,770,597	$(2,120,765)	$2,768,425	$(897,252)	$1,962,374

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2021	$441,369	$1,832,144	$(2,219,990)	$2,456,597	$(941,271)	$1,568,849
Net income	—	—	—	21,454	—	21,454
Other comprehensive income, net of tax	—	—	—	—	12,061	12,061
Issuance of treasury stock for stock option exercises	—	(3,183)	17,118	—	—	13,935
Issuance of treasury stock for restricted stock units vesting	—	(43,523)	25,968	—	—	(17,555)
Share-based compensation	—	19,323	—	—	—	19,323
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, March 31, 2022	$441,369	$1,804,761	$(2,176,904)	$2,475,250	$(926,409)	$1,618,067
Net income	—	—	—	66,440	—	66,440
Other comprehensive income, net of tax	—	—	—	—	13,261	13,261
Issuance of treasury stock for stock option exercises	—	(2,792)	15,139	—	—	12,347
Issuance of treasury stock for restricted stock units vesting	—	(3,997)	3,234	—	—	(763)
Deferred compensation	—	(12)	143	—	—	131
Share-based compensation	—	18,566	—	—	—	18,566
Balance, June 30, 2022	$441,369	$1,816,526	$(2,158,388)	$2,541,690	$(913,148)	$1,728,049
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
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $13.2 million, $14.3 million, and $27.6 million as of June 30, 2023, June 30, 2022, and December 31, 2022, respectively.
3.     Inventories
Inventories included the following:

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
Raw materials and work in process	$125,410	$199,517	$139,212
Finished goods	846,204	978,034	754,852
	$971,614	$1,177,551	$894,064
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
Land	$19,813	$19,385	$18,045
Buildings	323,936	304,308	303,827
Machinery and equipment	663,994	719,206	654,437
Software	336,587	341,711	336,716
Tools, dies, and molds	493,122	531,151	510,398
Leasehold improvements	111,021	108,075	104,135
Construction in progress	54,320	53,246	79,742
	2,002,793	2,077,082	2,007,300
Less: accumulated depreciation	(1,538,682)	(1,635,015)	(1,538,168)
	$464,111	$442,067	$469,132

During the second quarter of 2022, Mattel sold the American Girl corporate office and distribution center located in Middleton, Wisconsin, which included land and buildings. Mattel received net proceeds from the sale of $23.8 million, which resulted in a pre-tax gain of $15.2 million, recorded in other selling and administrative expenses in the consolidated statement of operations.
5.     Goodwill and Intangible Assets, Net
Goodwill
Goodwill is allocated to various reporting units, which are at the operating segment level, for the purpose of evaluating whether goodwill is impaired. Mattel's reporting units are: (i) North America; (ii) International; and (iii) American Girl. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.
The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2023 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, thereby causing a foreign currency translation impact.

	December 31, 2022	Currency Exchange Rate Impact	June 30, 2023
	(In thousands)
North America	$731,993	$1,430	$733,423
International	438,987	4,264	443,251
American Girl	207,571	—	207,571
	$1,378,551	$5,694	$1,384,245
Intangible Assets, Net
Amortizable intangible assets were $411.8 million, net of accumulated amortization of $389.4 million, $445.0 million, net of accumulated amortization of $346.0 million, and $425.1 million, net of accumulated amortization of $364.9 million as of June 30, 2023, June 30, 2022, and December 31, 2022, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and six months ended June 30, 2023 and 2022.
6.     Accrued Liabilities
Accrued liabilities included the following:

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
Current lease liabilities	76,795	74,097	75,297
Advertising and promotion	73,098	67,864	115,707
Royalties	58,824	60,435	65,330
Incentive compensation	57,340	53,879	2,889
Deferred income	53,884	42,512	46,824

7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. However, all Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of June 30, 2023, June 30, 2022, and December 31, 2022 were $64.7 million, $160.1 million, and $86.0 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
In addition to paying interest on the outstanding principal under the Revolving Credit Facility, Mattel is required to pay (i) an unused line fee per annum of the average daily unused portion of the Revolving Credit Facility; (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit; and (iii) certain other customary fees and expenses of the lenders and agents.
In November 2022, Moody's upgraded Mattel's debt rating from Ba1 to Baa3, and in April 2023, S&P upgraded Mattel's debt rating from BB+ to BBB- and maintained a positive outlook. On April 27, 2023 (the "Fall-Away Date"), Mattel provided a certification of the foregoing to the administrative agent under the Credit Agreement, which resulted in certain subsidiary guarantees, liens, covenants, and other restrictions falling away under the Credit Agreement.
The obligations of Mattel under the Revolving Credit Facility were previously guaranteed by each domestic subsidiary of Mattel that guaranteed any of Mattel's senior unsecured notes (collectively, the "Guarantors"). On the Fall-Away Date, the foregoing guarantees were released and the obligations of Mattel under the Revolving Credit Facility are instead required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million.
The Revolving Credit Facility was previously secured by liens on substantially all of Mattel's and the Guarantors' present and after-acquired assets (subject to certain exceptions), including domestic accounts receivable, inventory, certain trademarks and patents, and certain equity interests in direct material subsidiaries of Mattel and the Guarantors, but all such liens were permanently released on the Fall-Away Date.
The Credit Agreement contains customary covenants (subject to customary exceptions), including, but not limited to, restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, sell or otherwise dispose of assets, or amend organizational documents.
The Credit Agreement requires the maintenance of (a) an interest coverage ratio of not less than 2.75 to 1.00 as of the end of each fiscal quarter and (b) a total leverage ratio not to exceed 3.75 to 1.00 as of the end of each fiscal quarter.

As of June 30, 2023, Mattel had no borrowings outstanding under the Revolving Credit Facility and no other short-term borrowings outstanding. As of June 30, 2022, Mattel had no borrowings outstanding under the previous senior secured revolving credit facilities and $3.0 million of other short-term borrowings outstanding. As of December 31, 2022, Mattel had no borrowings outstanding under the Revolving Credit Facility and no other short-term borrowings outstanding. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $8 million as of June 30, 2023. Outstanding letters of credit under the previous senior secured revolving credit facilities totaled approximately $9 million as of June 30, 2022. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $8 million as of December 31, 2022.
As of June 30, 2023, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Revolving Credit Facility. If Mattel were to default under the terms of the Revolving Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
9.     Long-Term Debt
Long-term debt included the following:

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	—	250,000	—
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(22,193)	(26,697)	(24,356)
	$2,327,807	$2,573,303	$2,325,644
Less: current portion	—	(250,000)	—
Total long-term debt	$2,327,807	$2,323,303	$2,325,644
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

10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2023
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2023	$17,065	$—	$(137,771)	$(767,612)	$(888,318)
Other comprehensive (loss) income before reclassifications	(7,479)	—	8	2,181	(5,290)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,365)	—	721	—	(3,644)
Net (decrease) increase in other comprehensive income	(11,844)	—	729	2,181	(8,934)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2023	$5,221	$—	$(137,042)	$(765,431)	$(897,252)

	For the Six Months Ended June 30, 2023
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$—	$(138,498)	$(795,712)	$(911,478)
Other comprehensive (loss) income before reclassifications	(9,251)	—	15	30,281	21,045
Amounts reclassified from accumulated other comprehensive income (loss)	(8,260)	—	1,441	—	(6,819)
Net (decrease) increase in other comprehensive income	(17,511)	—	1,456	30,281	14,226
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2023	$5,221	$—	$(137,042)	$(765,431)	$(897,252)

	For the Three Months Ended June 30, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2022	$14,903	$—	$(152,712)	$(788,600)	$(926,409)
Other comprehensive income (loss) before reclassifications	26,425	—	217	(6,490)	20,152
Amounts reclassified from accumulated other comprehensive income (loss)	(7,998)	—	1,107	—	(6,891)
Net increase (decrease) in other comprehensive income	18,427	—	1,324	(6,490)	13,261
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2022	$33,330	$—	$(151,388)	$(795,090)	$(913,148)

	For the Six Months Ended June 30, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	33,889	—	(98)	(5,569)	28,222
Amounts reclassified from accumulated other comprehensive income (loss)	(9,355)	3,646	2,809	—	(2,900)
Net increase (decrease) in other comprehensive income	24,534	3,646	2,711	(5,569)	25,322
Adjustment of accumulated other comprehensive loss to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2022	$33,330	$—	$(151,388)	$(795,090)	$(913,148)
The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$4,320	$8,043	Cost of sales
Tax effect	45	(45)	Provision (benefit) for income taxes
	$4,365	$7,998	Net Income (Loss)
Employee Benefit Plans:
Amortization of prior service credit (a)	$471	$436	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(1,410)	(2,319)	Other non-operating (income) expense, net
	(939)	(1,883)
Tax effect	218	776	Provision (benefit) for income taxes
	$(721)	$(1,107)	Net Income (Loss)
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$7,924	$9,472	Cost of sales
Tax effect	336	(117)	Provision (benefit) for income taxes
	$8,260	$9,355	Net Income (Loss)
Employee Benefit Plans:
Amortization of prior service credit (a)	$943	$905	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(2,818)	(4,541)	Other non-operating (income) expense, net
	(1,875)	(3,636)
Tax effect	434	827	Provision (benefit) for income taxes
	$(1,441)	$(2,809)	Net Income (Loss)
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
During the three months ended March 31, 2022, Mattel adjusted accumulated other comprehensive loss by $6.4 million in relation to previously recorded available-for-sale equity securities. This amount was adjusted in order to account for such securities in a manner consistent with Accounting Standards Codification 321, Investments—Equity Securities. The adjustment included $3.6 million of accumulated other comprehensive loss reclassified to other non-operating expense (income), net in the consolidated statement of operations and $2.8 million reclassified to retained earnings in the consolidated statement of stockholders' equity. The adjustment, including tax effect, was immaterial to the financial statements.
Currency Translation Adjustments
During the six months ended June 30, 2023, currency translation adjustments resulted in a net gain of $30.3 million, primarily due to the strengthening of the Mexican peso, British pound sterling, and Brazilian real against the U.S. dollar, offset by the weakening of the Russian ruble and Malaysian ringgit against the U.S. dollar.
During the six months ended June 30, 2022, currency translation adjustments resulted in a net loss of $5.6 million, primarily due to the weakening of the British pound sterling and the Euro against the U.S. dollar, offset by the strengthening of the Russian ruble and Brazilian real against the U.S. dollar.

11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	June 30, 2023	June 30, 2022	Statements of Operations Classification
	(In thousands)
Currency transaction (losses)	$(9,762)	$(8,721)	Operating income/expense
Currency transaction gains (losses)	538	(12,347)	Other non-operating income/expense, net
Currency transaction (losses), net	$(9,224)	$(21,068)

	For the Six Months Ended
	June 30, 2023	June 30, 2022	Statements of Operations Classification
	(In thousands)
Currency transaction (losses)	$(9,712)	$(8,258)	Operating income/expense
Currency transaction gains (losses)	2,089	(18,791)	Other non-operating income/expense, net
Currency transaction (losses), net	$(7,623)	$(27,049)
The Chinese yuan, Euro, Russian ruble, and Turkish lira were the primary currencies that caused foreign currency transaction exposure for Mattel during the six months ended June 30, 2023.
12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of June 30, 2023, June 30, 2022, and December 31, 2022, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $740 million, $872 million, and $674 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2023	June 30, 2022	December 31, 2022
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$7,440	$31,145	$14,899
Foreign currency forward exchange and other contracts	Other noncurrent assets	109	6,383	1,501
Total Derivatives Designated as Hedging Instruments		$7,549	$37,528	$16,400
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,175	$6,654	$1,163
Total Derivatives Not Designated as Hedging Instruments		$1,175	$6,654	$1,163
		$8,724	$44,182	$17,563

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2023	June 30, 2022	December 31, 2022
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$6,601	$1,132	$3,647
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	484	107	807
Total Derivatives Designated as Hedging Instruments		$7,085	$1,239	$4,454
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$492	$897	$6,261
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	—	39
Total Derivatives Not Designated as Hedging Instruments		$492	$897	$6,300
		$7,577	$2,136	$10,754

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Three Months Ended
	June 30, 2023	June 30, 2022	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (loss) gains recognized in OCI	$(7,479)	$26,425
Amount of gains reclassified from accumulated OCI to the consolidated statements of operations	4,365	7,998	Cost of sales

	Derivatives Designated As Hedging Instruments
	For the Six Months Ended
	June 30, 2023	June 30, 2022	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (loss) gains recognized in OCI	$(9,251)	$33,889
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	8,260	9,355	Cost of sales
The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and six months ended June 30, 2023 and 2022, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Three Months Ended
	June 30, 2023	June 30, 2022	Statements of Operations Classification
	(In thousands)
Amount of Net Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$7,974	$10,954	Other non-operating (income) expense, net

	Derivatives Not Designated As Hedging Instruments
	For the Six Months Ended
	June 30, 2023	June 30, 2022	Statements of Operations Classification
	(In thousands)
Amount of Net Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$18,278	$3,121	Other non-operating (income) expense, net
The net gains recognized in the consolidated statements of operations during the three and six months ended June 30, 2023 and June 30, 2022, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.

13.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2023, June 30, 2022, and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$8,724	$—	$8,724
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$7,577	$—	$7,577

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$44,182	$—	$44,182
Available-for-sale (b)	4,400	—	—	4,400
Total assets	$4,400	$44,182	$—	$48,582
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,136	$—	$2,136

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$17,563	$—	$17,563
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$10,754	$—	$10,754
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
The estimated fair value of Mattel's long-term debt was $2.14 billion (compared to a carrying amount of $2.35 billion) as of June 30, 2023, $2.42 billion (compared to a carrying amount of $2.60 billion) as of June 30, 2022, and $2.13 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2022. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands, except per share amounts)
Basic:
Net income (loss)	$27,187	$66,440	$(79,285)	$87,894
Weighted-average number of common shares	354,577	353,457	354,748	352,837
Basic net income (loss) per common share	$0.08	$0.19	$(0.22)	$0.25

Diluted:
Net income (loss)	$27,187	$66,440	$(79,285)	$87,894
Weighted-average number of common shares	354,577	353,457	354,748	352,837
Dilutive share-based awards (a)	2,637	6,381	—	6,111
Weighted-average number of common and potential common shares	357,214	359,838	354,748	358,948
Diluted net income (loss) per common share	$0.08	$0.18	$(0.22)	$0.24
(a)For the three and six months ended June 30, 2023, share-based awards totaling 11.3 million and 15.4 million, respectively, were excluded from the calculation of diluted net income (loss) per common share because their effect would be antidilutive. For the three and six months ended June 30, 2022, share-based awards totaling 10.6 million and 10.1 million were excluded from the calculation of diluted net income (loss) per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2022 Annual Report on Form 10-K.

The components of net periodic benefit cost for Mattel's defined benefit pension plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Service cost	$858	$1,019	$1,701	$2,066
Interest cost	5,237	3,039	10,435	6,116
Expected return on plan assets	(5,097)	(4,826)	(10,177)	(9,704)
Amortization of prior service cost	38	73	75	113
Recognized actuarial loss	1,467	2,344	2,932	4,591
	$2,503	$1,649	$4,966	$3,182
The components of net periodic benefit cost for Mattel's postretirement benefit plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Interest cost	$45	$22	$90	$44
Amortization of prior service credit	(509)	(509)	(1,018)	(1,018)
Recognized actuarial gain	(57)	(25)	(114)	(50)
	$(521)	$(512)	$(1,042)	$(1,024)
Mattel's service cost component is recorded within operating income (loss) while other components of net periodic pension cost and postretirement benefit cost are recorded within other non-operating (income) expense, net.
During the six months ended June 30, 2023, Mattel made cash contributions totaling approximately $2 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2023, Mattel expects to make additional cash contributions of approximately $4 million.
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
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Stock option compensation expense	$1,778	$2,575	$4,596	$4,894
RSU compensation expense	14,588	11,317	24,704	18,167
Performance award compensation expense	3,625	4,674	7,633	14,827
	$19,991	$18,566	$36,933	$37,888

As of June 30, 2023, total unrecognized compensation expense related to unvested share-based payments totaled $131.8 million and is expected to be recognized over a weighted-average period of 2.3 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $5.0 million and $26.3 million for the six months ended June 30, 2023 and 2022, respectively.
17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Design and development	$49,782	$49,306	$98,538	$91,941
Intangible asset amortization	9,525	9,672	18,986	18,997
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
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Cost of sales (a)	$(1,200)	$5,760	$(1,200)	$8,429
Other selling and administrative expenses (b)	7,767	5,747	28,468	12,161
	$6,567	$11,507	$27,268	$20,590
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the Program:

	Liability at December 31, 2022	Charges	Payments/Utilization	Liability at June 30, 2023
	(In thousands)
Severance	$9,355	$20,500	$(14,226)	$15,629
Other restructuring charges (a)	3,540	6,768	(8,889)	1,419
	$12,895	$27,268	$(23,115)	$17,048

	Liability at December 31, 2021	Charges	Payments/Utilization	Liability at June 30, 2022
	(In thousands)
Severance	$12,411	$11,754	$(9,011)	$15,154
Other restructuring charges (a)	2,834	8,836	(10,705)	965
	$15,245	$20,590	$(19,716)	$16,119
(a)Other restructuring charges consist primarily of expenses associated with the restructuring of commercial and corporate functions and consolidation of manufacturing facilities.
As of June 30, 2023, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $193 million, which included approximately $73 million of non-cash charges, including $45.4 million recognized within non-operating expense, net, during the fourth quarter of 2022 related to the liquidation of Mattel's subsidiary in Argentina. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $195 to $225 million and total expected non-cash charges are approximately $75 million.
Other Cost Savings Actions
In the first half of 2023, Mattel executed additional actions to further streamline its organizational structure that were not included in the Program. In connection with these actions, during the six months ended June 30, 2023, severance costs of $5.2 million were recorded within other selling and administrative expenses in the consolidated statement of operations.
19.     Income Taxes
Mattel's provision for income taxes was an expense of $14.4 million and a benefit of $12.6 million for the three and six months ended June 30, 2023, respectively, and an expense of $26.6 million and $50.5 million for the three and six months ended June 30, 2022, respectively. Mattel recognized a net discrete tax expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively, primarily related to undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities. Mattel recognized a net discrete tax expense of $2.4 million and $14.6 million during the three and six months ended June 30, 2022, respectively, primarily related to undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three and six months ended June 30, 2023 and 2022, Mattel’s valuation allowance position remained unchanged.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of June 30, 2023, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
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
Thirty additional lawsuits filed between April 2019 and April 2023 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-four children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
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
Mattel also is in discussions with the US Consumer Product Safety Commission ("CPSC") regarding a request from the CPSC that Mattel increase the proportional cash refund available to consumers who participate in the recall of the Sleeper first announced in 2019. As of June 30, 2023, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
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
The following tables present information regarding Mattel's net sales, operating income (loss), and assets by reportable segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Net Sales by Segment
North America	$596,818	$726,504	$1,033,833	$1,328,621
International	462,712	476,396	806,805	$880,238
American Girl	27,634	32,787	61,105	68,128
Net sales	$1,087,164	$1,235,687	$1,901,743	$2,276,987

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Operating income (loss) by Segment (a)
North America	$140,055	$198,887	$183,997	$370,300
International	42,911	58,350	43,224	105,184
American Girl	(7,702)	5,765	(19,501)	(11,462)
	175,264	263,002	207,720	464,022
Corporate and other expense (b)	(112,489)	(137,922)	(259,983)	(258,875)
Operating income (loss)	62,775	125,080	(52,263)	205,147
Interest expense	30,642	32,811	61,770	65,860
Interest (income)	(4,321)	(1,959)	(10,840)	(3,161)
Other non-operating (income) expense, net	(2,147)	7,147	(3,586)	16,259
Income (loss) before income taxes	$38,601	$87,081	$(99,607)	$126,189
(a)Segment operating income (loss) included (i) severance and other restructuring charges of $(1.2) million for the three and six months ended June 30, 2023, and $5.8 million and $8.4 million for the three and six months ended June 30, 2022, respectively, which were allocated to the North America and International segments; and (ii) a gain on sale of assets of $15.2 million from the sale of the American Girl corporate office and distribution center for the three and six months ended June 30, 2022, which was recorded in the American Girl segment.

(b)Corporate and other expense included (i) severance and other restructuring charges of $9.8 million and $33.7 million for the three and six months ended June 30, 2023 and $5.8 million and $12.6 million for the three and six months ended June 30, 2022, respectively; (ii) inclined sleeper product recall litigation expense of $3.4 million and $7.7 million for the three and six months ended June 30, 2023, respectively; and (iii) no expenses related to inclined sleeper product recall litigation for the three months ended June 30, 2022 and $0.6 million for the six months ended June 30, 2022.
Segment assets are comprised of accounts receivable, net and inventories.

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
Assets by Segment
North America	$846,352	$1,026,173	$778,897
International	833,407	809,990	756,830
American Girl	67,646	72,806	58,833
	1,747,405	1,908,969	1,594,560
Corporate and other	115,091	257,776	159,725
Accounts receivable, net and inventories	$1,862,496	$2,166,745	$1,754,285

Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)
Net Sales by Geographic Area
North America	$624,452	$759,291	$1,094,938	$1,396,749
International
EMEA	241,692	270,910	451,048	548,652
Latin America	138,046	124,752	213,577	196,725
Asia Pacific	82,974	80,734	142,180	134,861
Total International	462,712	476,396	806,805	880,238
Net sales	$1,087,164	$1,235,687	$1,901,743	$2,276,987
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
Dolls—including brands such as Barbie, American Girl, Disney Princess and Disney Frozen, Monster High, and Polly Pocket. Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. American Girl, with an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, is best known for imparting valuable life lessons that instill confidence through its inspiring dolls and books, featuring diverse characters from past and present. American Girl products are sold directly to consumers through its website, proprietary retail stores in the United States, and at select retailers in the United States and Canada.
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
Recent Developments
Mattel's second quarter 2023 sales trends improved compared to the first quarter of 2023. However, second quarter 2023 net sales decreased $148.5 million to $1.09 billion, and operating income decreased $62.3 million to $62.8 million, as compared to the second quarter of 2022. These financial results primarily reflect the continued impact of retailers managing inventory levels, toy industry softness, and comparisons to results from the second quarter of the prior year, which benefited from retailers building inventories earlier in the year.
Retailer inventory levels were elevated entering 2023. During the first half of 2023, retailer inventory levels improved and at the end of the second quarter had decreased compared to prior year levels. Mattel believes retail inventories are well positioned in anticipation of sales patterns reverting to historical trends in the second half of 2023.
Mattel’s cash flows used for operating activities were $325.6 million for the first half of 2023, reflecting an improvement of $99.4 million as compared to the first half of the prior year. Mattel resumed share repurchase activities in the first half of 2023, executing approximately $50 million of share repurchases under the existing share repurchase program, which has a remaining authorization of $153.2 million as of June 30, 2023.
To the extent the macro-economic environment remains challenging, or worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2022 Annual Report on Form 10-K for further discussion regarding potential impacts on Mattel's business.
Russia - Ukraine War
The ongoing war between Russia and Ukraine has led to volatility and disruption in these countries. The length and impact of the ongoing war is highly unpredictable. While Mattel has no direct operations in Ukraine, its operations in Russia have experienced significant disruption and Mattel paused all shipments into Russia in early 2022. Mattel's net sales in these two countries represented less than 2% of total net sales during the six months ended June 30, 2022.

Results of Operations—Second Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the second quarter of 2023 and 2022:

	For the Three Months Ended				Year/Year Change
	June 30, 2023		June 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,087.2		$1,235.7		-12%	—
Cost of sales	597.4	54.9%	686.8	55.6%	-13%	(70)
Gross profit	489.8	45.1%	548.9	44.4%	-11%	70
Advertising and promotion expenses	90.0	8.3%	90.2	7.3%	—%	100
Other selling and administrative expenses	337.0	31.0%	333.6	27.0%	1%	400
Operating income	62.8	5.8%	125.1	10.1%	-50%	(430)
Interest expense	30.6	2.8%	32.8	2.7%	-7%	10
Interest (income)	(4.3)	-0.4%	(2.0)	-0.2%	121%	(20)
Other non-operating (income) expense, net	(2.1)		7.1
Income before income taxes	38.6	3.6%	87.1	7.0%	-56%	(340)
Provision for income taxes	14.4		26.6
(Income) from equity method investments	(3.0)		(5.9)
Net income	$27.2	2.5%	$66.4	5.4%	-59%	(290)
Sales
Net sales in the second quarter of 2023 were $1.09 billion, a decrease of $148.5 million, or 12%, as compared to $1.24 billion in the second quarter of 2022. The decrease in net sales was the result of a decrease in gross billings of $148.8 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the second quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$440.5	$401.3	10%	1%
Infant, Toddler, and Preschool	197.3	274.6	-28%	1%
Vehicles	363.8	328.3	11%	1%
Action Figures, Building Sets, Games, and Other	225.9	372.0	-39%	1%
Gross Billings	$1,227.5	$1,376.3	-11%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$282.7	$300.8	-6%	1%
Hot Wheels	315.2	286.5	10%	1%
Fisher-Price	164.7	228.9	-28%	1%
Other	464.9	560.0	-17%	1%
Gross Billings	$1,227.5	$1,376.3	-11%	1%
Gross billings were $1.23 billion in the second quarter of 2023, a decrease of $148.8 million, or 11%, as compared to $1.38 billion in the second quarter of 2022, with a favorable impact from changes in currency exchange rates of one percentage point. The decrease in gross billings was primarily due to lower billings of Action Figures, Building Sets, Games, and Other, and Infant, Toddler, and Preschool, partially offset by higher billings of Dolls and Vehicles.
Dolls gross billings increased 10%, of which 13% was due to higher billings of Disney Princess and Disney Frozen products, and 9% was due to higher billings of Monster High products, partially offset by lower billings of Barbie products of 5%, and lower billings of Karma's World products of 2%.
Infant, Toddler, and Preschool gross billings decreased 28%, of which 23% was due to lower billings of Fisher-Price products, and 2% was due to lower billings of Fisher-Price Friends products.
Vehicles gross billings increased 11%, of which 9% was due to higher billings of Hot Wheels products, and 2% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings decreased 39%, of which 20% was due to lower billings of Jurassic World products and 14% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, 3% was due to lower billings of Plush products, and 2% was due to lower billings of Games products.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from relevant the entity’s functional currency. Sales adjustments were relatively flat at $140.3 million in the second quarter of 2023, as compared to $140.6 million in the second quarter of 2022. Sales adjustments as a percentage of net sales increased to 12.9% in the second quarter of 2023 from 11.4% in the second quarter of 2022. The increase in sales adjustments as a percentage of net sales was primarily the result of $12.7 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the second quarter of 2023.

Cost of Sales
Cost of sales decreased by $89.4 million, or 13%, to $597.4 million in the second quarter of 2023 from $686.8 million in the second quarter of 2022. Within cost of sales, product and other costs decreased by $79.2 million, or 14%, to $473.8 million in the second quarter of 2023 from $553.0 million in the second quarter of 2022; royalty expense decreased by $9.2 million, or 15%, to $50.6 million in the second quarter of 2023 from $59.8 million in the second quarter of 2022; and freight and logistics expenses were relatively consistent at $73.0 million in the second quarter of 2023, as compared to $73.9 million in the second quarter of 2022.
Gross Margin
Gross margin increased to 45.1% in the second quarter of 2023 from 44.4% in the second quarter of 2022. The increase in gross margin was primarily due to favorable pricing actions of 170 basis points, incremental realized savings from the Optimizing for Growth program of 150 basis points, favorable foreign currency exchange of 90 basis points, and lower severance and restructuring expenses of 70 basis points. These favorable factors were partially offset by cost inflation of 140 basis points, unfavorable fixed cost absorption of 100 basis points, inventory management efforts of 90 basis points, including higher close-out sales and inventory obsolescence, and unfavorable product mix and other of 80 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 8.3% in the second quarter of 2023 from 7.3% in the second quarter of 2022, primarily due to the 12% decrease in net sales as compared to the second quarter of 2022.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $337.0 million, or 31.0% of net sales, in the second quarter of 2023, an increase of $3.4 million as compared to $333.6 million, or 27.0% of net sales, in the second quarter of 2022. The increase in other selling and administrative expenses was primarily due to a gain on the sale of the American Girl corporate office and distribution center in the second quarter of 2022 of $15.2 million and market-related pay increases of $9.7 million. This increase was partially offset by incremental realized savings from the Optimizing for Growth program of $8.4 million and favorability from other cost management efforts, including lower rent expense and other administrative costs.
Interest Expense
Interest expense was $30.6 million in the second quarter of 2023, as compared to $32.8 million in the second quarter of 2022. The decrease in interest expense was due to the $250.0 million repayment of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022.
Provision for Income Taxes
Mattel's provision for income taxes was $14.4 million for the three months ended June 30, 2023, and $26.6 million for the three months ended June 30, 2022. The decrease in provision for income taxes was primarily driven by lower income before income taxes in the second quarter of 2023, as compared to the second quarter of 2022. During the three months ended June 30, 2023 and 2022, Mattel recognized a net discrete tax expense of $0.2 million and $2.4 million, respectively, primarily related to undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three months ended June 30, 2023 and 2022, Mattel's valuation allowance position remained unchanged.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the second quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Net Sales	$596.8	$726.5	-18%	—%
Segment Operating Income	140.0	198.9	-30%
Net sales for the North America segment in the second quarter of 2023 were $596.8 million, a decrease of $129.7 million, or 18%, as compared to $726.5 million in the second quarter of 2022. The decrease in net sales was the result of a decrease in gross billings of $137.5 million, partially offset by a decrease in sales adjustments of $7.8 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$210.9	$190.7	11%	—%
Infant, Toddler, and Preschool	119.9	178.3	-33%	—%
Vehicles	173.5	177.6	-2%	—%
Action Figures, Building Sets, Games, and Other	133.0	228.3	-42%	—%
Gross Billings	$637.4	$774.9	-18%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$148.1	$156.7	-5%	—%
Hot Wheels	146.9	152.6	-4%	-1%
Fisher-Price	100.7	150.3	-33%	—%
Other	241.6	315.2	-23%	—%
Gross Billings	$637.4	$774.9	-18%	—%
Gross billings for the North America segment were $637.4 million in the second quarter of 2023, a decrease of $137.5 million, or 18%, as compared to $774.9 million in the second quarter of 2022. The decrease in the North America segment gross billings was primarily due to lower billings of Action Figures, Building Sets, Games, and Other, Infant, Toddler, and Preschool, and Vehicles, partially offset by higher billings of Dolls.
Dolls gross billings increased 11%, of which 13% was due to higher billings of Disney Princess and Disney Frozen products, and 11% was due to higher billings of Monster High products, partially offset by lower billings of Barbie products of 5%, lower billings of Karma's World products of 4%, and lower billings of Polly Pocket products of 3%.
Infant, Toddler, and Preschool gross billings decreased 33%, of which 28% was due to lower billings of Fisher-Price products, and 3% was due to lower billings of Power Wheels products.
Vehicles gross billings decreased 2%, primarily due to lower billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 42%, of which 19% was due to lower billings of Jurassic World products and 14% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, 5% was due to lower billings of Plush products, and 4% was due to lower billings of Games products.
Sales adjustments decreased to $40.5 million in the second quarter of 2023 from $48.3 million in the second quarter of 2022, primarily due to lower gross billings. Sales adjustments as a percentage of net sales were relatively consistent at 6.8% in the second quarter of 2023, as compared to 6.7% in the second quarter of 2022.

Cost of sales decreased by $71.2 million, or 18%, to $334.8 million in the second quarter of 2023 from $406.1 million in the second quarter of 2022, primarily due to a decrease in product and other costs of $63.4 million and a decrease in royalty expense of $8.1 million.
Gross margin in the second quarter of 2023 decreased to 43.9% from 44.1% in the second quarter of 2022, primarily due to cost inflation of 150 basis points, unfavorable fixed cost absorption of 80 basis points, and inventory management efforts of 80 basis points, including higher close-out sales and inventory obsolescence. These negative factors were partially offset by incremental realized savings from the Optimizing for Growth program of 140 basis points, favorable pricing actions of 100 basis points, and lower severance and restructuring expenses of 60 basis points.
North America segment operating income was $140.0 million in the second quarter of 2023, as compared to segment operating income of $198.9 million in the second quarter of 2022, primarily due to lower gross profit.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the second quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Net Sales	$462.7	$476.4	-3%	2%
Segment Operating Income	42.9	58.4	-26%
Net sales for the International segment in the second quarter of 2023 were $462.7 million, a decrease of $13.7 million, or 3%, as compared to $476.4 million in the second quarter of 2022. The decrease in net sales was the result of a decrease in gross billings of $6.2 million and an increase in sales adjustments of $7.5 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$201.4	$177.3	14%	2%
Infant, Toddler, and Preschool	77.4	96.3	-20%	1%
Vehicles	190.2	150.7	26%	1%
Action Figures, Building Sets, Games, and Other	92.9	143.7	-35%	2%
Gross Billings	$561.8	$568.0	-1%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$134.6	$144.2	-7%	1%
Hot Wheels	168.3	133.9	26%	2%
Fisher-Price	63.9	78.6	-19%	1%
Other	195.0	211.3	-8%	1%
Gross Billings	$561.8	$568.0	-1%	2%
Gross billings for the International segment were $561.8 million in the second quarter of 2023, a decrease of $6.2 million, or 1%, as compared to $568.0 million in the second quarter of 2022, with a favorable impact from changes in currency exchange rates of two percentage points. The decrease in the International segment gross billings was due to lower billings of Action Figures, Building Sets, Games, and Other, and Infant, Toddler, and Preschool, partially offset by higher billings of Vehicles and Dolls.
Dolls gross billings increased 14%, of which 15% was due to higher billings of Disney Princess and Disney Frozen products, and 9% was due to higher billings of Monster High products, partially offset by lower billings of Barbie products of 6%, and lower billings of Enchantimals products of 3%.

Infant, Toddler, and Preschool gross billings decreased 20%, of which 15% was due to lower billings of Fisher-Price products, and 5% was due to lower billings of Fisher-Price Friends products.
Vehicles gross billings increased 26%, of which 23% was due to higher billings of Hot Wheels products, and 3% was due to higher billings of Matchbox products.
Action Figures, Building Sets, Games, and Other gross billings decreased 35%, primarily due to lower billings of Jurassic World products of 21% and lower billings of Lightyear products of 15%, following their theatrical releases during the second quarter of 2022.
Sales adjustments increased to $99.1 million in the second quarter of 2023 from $91.6 million in the second quarter of 2022. Sales adjustments as a percentage of net sales increased to 21.4% in the second quarter of 2023 from 19.2% in the second quarter of 2022. The increase in sales adjustments as a percentage of net sales was primarily the result of $12.7 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the second quarter of 2023.
Cost of sales increased by $4.1 million, or 2%, to $265.1 million in the second quarter of 2023 from $261.1 million in the second quarter of 2022, primarily due to an increase in product and other costs of $6.3 million.
Gross margin decreased to 42.7% in the second quarter of 2023 from 45.2% in the second quarter of 2022, primarily due to unfavorable foreign currency exchange of 210 basis points, inventory management efforts of 110 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 100 basis points, and unfavorable product mix and other of 350 basis points. These negative factors were partially offset by favorable pricing actions of 290 basis points, incremental realized savings from the Optimizing for Growth program of 180 basis points, and lower severance and restructuring expenses of 50 basis points.
International segment operating income was $42.9 million in the second quarter of 2023, as compared to segment operating income of $58.4 million in the second quarter of 2022, primarily due to lower gross profit.
American Girl Segment
The following table provides a summary of Mattel's net sales and segment operating (loss) income for the American Girl segment for the second quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Net Sales	$27.6	$32.8	-16%	—%
Segment Operating (Loss) Income	(7.7)	5.8	N/M
N/M - Not meaningful
Net sales for the American Girl segment in the second quarter of 2023 were $27.6 million, a decrease of $5.2 million, or 16%, as compared to $32.8 million in the second quarter of 2022. The decrease in net sales was the result of a decrease in gross billings of $5.1 million, or 15%, to $28.3 million in the second quarter of 2023 from $33.4 million in the second quarter of 2022, primarily due to lower billings of Girl of the Year dolls.
Sales adjustments were $0.7 million in the second quarter of 2023, as compared to $0.6 million in the second quarter of 2022.
Cost of sales decreased by $1.5 million, or 10%, to $14.1 million in the second quarter of 2023, as compared to a 16% decrease in net sales, primarily due to a decrease in product and other costs of $1.4 million.
Gross margin decreased to 48.9% in the second quarter of 2023 from 52.4% in the second quarter of 2022, primarily due to cost inflation of 310 basis points, unfavorable fixed cost absorption of 120 basis points, and unfavorable product mix and other of 190 basis points. These negative factors were partially offset by incremental realized savings from the Optimizing for Growth program of 150 basis points, and lower inventory obsolescence of 120 basis points.
American Girl segment operating loss was $7.7 million in the second quarter of 2023, as compared to segment operating income of $5.8 million in the second quarter of 2022, primarily due to an increase in other selling and administrative expenses. The increase in other selling and administrative expense is primarily due to a gain on the sale of the American Girl corporate office and distribution center of $15.2 million, which reduced other selling and administrative expense in the second quarter of 2022.

Results of Operations—First Half
Consolidated Results
The following table presents Mattel's consolidated results for the first half of 2023 and 2022:

	For the Six Months Ended				Year/Year Change
	June 30, 2023		June 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,901.7		$2,277.0		-16%	—
Cost of sales	1,086.1	57.1%	1,245.2	54.7%	-13%	240
Gross profit	815.6	42.9%	1,031.8	45.3%	-21%	(240)
Advertising and promotion expenses	166.1	8.7%	163.9	7.2%	1%	150
Other selling and administrative expenses	701.8	36.9%	662.7	29.1%	6%	780
Operating (loss) income	(52.3)	-2.7%	205.1	9.0%	N/M	N/M
Interest expense	61.8	3.2%	65.9	2.9%	-6%	30
Interest (income)	(10.8)	-0.6%	(3.2)	-0.1%	243%	(50)
Other non-operating (income) expense, net	(3.6)		16.3
(Loss) income before income taxes	(99.6)	-5.2%	126.2	5.5%	N/M	N/M
(Benefit) provision for income taxes	(12.6)		50.5
(Income) from equity method investments	(7.7)		(12.2)
Net (loss) income	$(79.3)	-4.2%	$87.9	3.9%	N/M	N/M
N/M - Not meaningful
Sales
Net sales in the first half of 2023 were $1.90 billion, a decrease of $375.2 million, or 16%, as compared to $2.28 billion in the first half of 2022. The decrease in net sales was the result of a decrease in gross billings of $401.9 million, partially offset by a decrease in sales adjustments of $26.6 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first half of 2023 and 2022:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$746.6	$797.5	-6%	—%
Infant, Toddler, and Preschool	347.5	480.2	-28%	—%
Vehicles	647.4	610.4	6%	—%
Action Figures, Building Sets, Games, and Other	397.4	652.7	-39%	—%
Gross Billings	$2,138.8	$2,540.7	-16%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$459.6	$598.8	-23%	—%
Hot Wheels	560.1	527.9	6%	—%
Fisher-Price	290.3	400.2	-27%	1%
Other	828.8	1,013.8	-18%	—%
Gross Billings	$2,138.8	$2,540.7	-16%	—%

Gross billings were $2.14 billion in the first half of 2023, a decrease of $401.9 million, or 16%, as compared to $2.54 billion in the first half of 2022. The decrease in gross billings for the first half of 2023 was primarily due to lower billings of Action Figures, Building Sets, Games, and Other, Infant, Toddler, and Preschool, and Dolls, partially offset by higher billings of Vehicles.
Dolls gross billings decreased 6%, of which 16% was due to lower billings of Barbie products, and 2% was due to lower billings of Enchantimals products, partially offset by higher billings of Disney Princess and Disney Frozen products of 10% and higher billings of Monster High products of 7%.
Infant, Toddler, and Preschool gross billings decreased 28%, of which 23% was due to lower billings of Fisher-Price products and 3% was due to lower billings of Fisher-Price Friends products.
Vehicles gross billings increased 6%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 39%, of which 18% was due to lower billings of Jurassic World products and 10% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, 4% was due to lower billings of other Action Figures products, 4% was due to lower billings of Games products, and 2% was due to lower billings of Plush products.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity’s functional currency. Sales adjustments decreased to $237.1 million in the first half of 2023 from $263.7 million in the first half of 2022, primarily due to lower gross billings. Sales adjustments as a percentage of net sales increased to 12.5% in the first half of 2023 from 11.6% in the first half of 2022. The increase to sales adjustments as a percentage of net sales was primarily the result of $13.8 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the first half of 2023.

Cost of Sales
Cost of sales decreased by $159.0 million, or 13%, to $1.09 billion in the first half of 2023 from $1.25 billion in the first half of 2022. Within cost of sales, product and other costs decreased by $140.8 million, or 14%, to $860.6 million in the first half of 2023 from $1.00 billion in the first half of 2022; royalty expense decreased by $17.4 million, or 17%, to $87.3 million in the first half of 2023 from $104.7 million in the first half of 2022; and freight and logistics expenses were relatively consistent at $138.3 million in the first half of 2023, as compared to $139.1 million in the first half of 2022.
Gross Margin
Gross margin decreased to 42.9% in the first half of 2023 from 45.3% in the first half of 2022. The decrease in gross margin was primarily due to inventory management efforts of 220 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 170 basis points, unfavorable fixed cost absorption of 110 basis points, and unfavorable product mix and other of 170 basis points. These negative factors were partially offset by favorable pricing actions of 160 basis points, incremental realized savings from the Optimizing for Growth program of 140 basis points, favorable foreign currency exchange of 80 basis points, and lower severance and restructuring expenses of 50 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 8.7% in the first half of 2023 from 7.2% in the first half of 2022, primarily due to a 16% decrease in net sales as compared to the first half of 2022.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $701.8 million, or 36.9% of net sales, in the first half of 2023, as compared to $662.7 million, or 29.1% of net sales, in the first half of 2022. The increase in other selling and administrative expenses was primarily due to market-related pay increases of $27.8 million, higher severance and restructuring charges of $21.1 million, and a gain on the sale of the American Girl corporate office and distribution center in the second quarter of 2022 of $15.2 million, partially offset by incremental realized savings from the Optimizing for Growth program of $19.7 million.
Interest Expense
Interest expense was $61.8 million in the first half of 2023, as compared to $65.9 million in the first half of 2022. The decrease in interest expense was primarily due to the $250.0 million repayment of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022.
(Benefit) Provision for Income Taxes
Mattel's provision for income taxes was a benefit of $12.6 million for the first half of 2023, as compared to an expense of $50.5 million for the first half of 2022. The decrease in provision for income taxes was driven by lower income before income taxes and lower discrete taxes in the first half of 2023, as compared to the first half of 2022. During the first half of 2023 and 2022, Mattel recognized a net discrete tax expense of $0.3 million and $14.6 million, respectively, primarily related to undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the first half of 2023 and 2022, Mattel's valuation allowance position remained unchanged.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first half of 2023 and 2022:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Net Sales	$1,033.8	$1,328.6	-22%	—%
Segment Operating Income	184.0	370.3	-50%
Net sales for the North America segment in the first half of 2023 were $1.03 billion, a decrease of $294.8 million, or 22%, as compared to $1.33 billion in the first half of 2022. The decrease in net sales was the result of a decrease in gross billings of $310.7 million, partially offset by a decrease in sales adjustments of $16.0 million.

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$343.8	$372.9	-8%	—%
Infant, Toddler, and Preschool	207.1	309.8	-33%	—%
Vehicles	315.7	324.4	-3%	-1%
Action Figures, Building Sets, Games, and Other	239.3	409.6	-42%	-1%
Gross Billings	$1,105.9	$1,416.6	-22%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$237.7	$320.7	-26%	—%
Hot Wheels	266.6	274.3	-3%	—%
Fisher-Price	176.1	262.9	-33%	—%
Other	425.6	558.8	-24%	—%
Gross Billings	$1,105.9	$1,416.6	-22%	—%
Gross billings for the North America segment were $1.11 billion in the first half of 2023, a decrease of $310.7 million, or 22%, as compared to $1.42 billion in the first half of 2022. The decrease in the North America segment gross billings for the first half of 2023 was primarily due to lower billings across all categories.
Dolls gross billings decreased 8%, of which 23% was due to lower billings of Barbie products, partially offset by higher billings of Disney Princess and Disney Frozen products of 11% and higher billings of Monster High products of 10%.
Infant, Toddler, and Preschool gross billings decreased 33%, of which 28% was due to lower billings of Fisher-Price products and 2% was due to lower billings of Power Wheels products.
Vehicles gross billings decreased 3%, primarily due to lower billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 42%, of which 19% was due to lower billings of Jurassic World products and 11% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, 5% was due to lower billings of Games products, 4% was due to lower billings of other Action Figures products, and 3% was due to lower billings of Plush products.
Sales adjustments decreased to $72.1 million in the first half of 2023 from $88.0 million in the first half of 2022, primarily due to lower gross billings. Sales adjustments as a percentage of net sales were relatively consistent at 7.0% for the first half of 2023, as compared to 6.6% for the first half of 2022.

Cost of sales decreased by $115.8 million, or 16%, to $611.0 million in the first half of 2023 from $726.8 million in the first half of 2022, primarily due to a decrease in product and other costs of $100.1 million.
Gross margin in the first half of 2023 decreased to 40.9% from 45.3% in the first half of 2022, primarily due to inventory management efforts of 230 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 180 basis points, unfavorable fixed cost absorption of 110 basis points, and unfavorable product mix and other of 170 basis points. These negative factors were partially offset by incremental realized savings from the Optimizing for Growth program of 110 basis points, favorable pricing actions of 100 basis points, and lower severance and restructuring expenses of 40 basis points.
North America segment operating income was $184.0 million in the first half of 2023, as compared to segment operating income of $370.3 million in the first half of 2022. The decrease was primarily due to lower gross profit.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first half of 2023 and 2022:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Net Sales	$806.8	$880.2	-8%	—%
Segment Operating Income	43.2	105.2	-59%
Net sales for the International segment in the first half of 2023 were $806.8 million, a decrease of $73.4 million, or 8%, as compared to $880.2 million in the first half of 2022. The decrease in net sales was the result of a decrease in gross billings of $83.9 million, partially offset by a decrease in sales adjustments of $10.5 million.

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$340.2	$354.9	-4%	—%
Infant, Toddler, and Preschool	140.4	170.3	-18%	-1%
Vehicles	331.7	286.0	16%	—%
Action Figures, Building Sets, Games, and Other	158.1	243.1	-35%	—%
Gross Billings	$970.4	$1,054.3	-8%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$221.9	$278.1	-20%	—%
Hot Wheels	293.6	253.6	16%	—%
Fisher-Price	114.2	137.3	-17%	—%
Other	340.7	385.2	-12%	—%
Gross Billings	$970.4	$1,054.3	-8%	—%
Gross billings for the International segment were $970.4 million in the first half of 2023, a decrease of $83.9 million, or 8%, as compared to $1.05 billion in the first half of 2022. The decrease in the International segment gross billings was due to lower billings of Action Figures, Building Sets, Games, and Other, Infant, Toddler, and Preschool, and Dolls, partially offset by higher billings of Vehicles.
Dolls gross billings decreased 4%, of which 15% was due to lower billings of Barbie products, and 5% was due to lower billings of Enchantimals products, partially offset by higher billings of Disney Princess and Disney Frozen products of 13% and higher billings of Monster High products of 6%.
Infant, Toddler, and Preschool gross billings decreased 18%, primarily due to lower billings of Fisher-Price products of 14% and lower billings of Fisher-Price Friends products of 5%.

Vehicles gross billings increased 16%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 35%, of which 16% was due to lower billings of Jurassic World products and 10% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, 3% was due to lower billings of other Action Figures products, and 3% was due to lower billings of Games products.
Sales adjustments decreased to $163.6 million in the first half of 2023 from $174.1 million in the first half of 2022, primarily due to lower gross billings. Sales adjustments as a percentage of net sales increased to 20.3% for the first half of 2023 from 19.8% for the first half of 2022. The increase to sales adjustments as a percentage of net sales was primarily the result of $13.8 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the first half of 2023, partially offset by lower sales in markets with higher sales adjustment rates.
Cost of sales decreased by $15.1 million, or 3%, to $466.8 million in the first half of 2023 from $481.9 million in the first half of 2022, primarily due to a decrease in product and other costs of $12.6 million.
Gross margin decreased to 42.1% in the first half of 2023 from 45.3% in the first half of 2022, primarily due to inventory management efforts of 240 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 150 basis points, unfavorable foreign currency exchange of 140 basis points, and unfavorable product mix and other of 190 basis points. These negative factors were partially offset by favorable pricing actions of 250 basis points, and incremental realized savings from the Optimizing for Growth program of 170 basis points.
International segment operating income was $43.2 million in the first half of 2023, as compared to segment operating income of $105.2 million in the first half of 2022, primarily due to lower gross profit.
American Girl Segment
The following table provides a summary of Mattel's net sales, and segment operating loss for the American Girl segment for the first half of 2023 and 2022:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2023	June 30, 2022
	(In millions, except percentage information)
Net Sales	$61.1	$68.1	-10%	—%
Segment Operating Loss	(19.5)	(11.5)	70%
Net sales for the American Girl segment in the first half of 2023 were $61.1 million, a decrease of $7.0 million, or 10%, as compared to $68.1 million in the first half of 2022. The decrease in net sales was the result of a decrease in gross billings of $7.2 million, or 10%, to $62.6 million in the first half of 2023 from $69.7 million in the first half of 2022. The decrease in net sales was primarily due to lower billings of Girl of the Year dolls of $8.1 million.
Sales adjustments were $1.4 million in the first half of 2023, as compared to $1.6 million in the first half of 2022.
Cost of sales decreased by $3.0 million, or 9%, to $30.6 million in the first half of 2023, as compared to a 10% decrease in net sales in the first half of 2023, primarily due to a decrease in product and other costs of $2.8 million.
Gross margin decreased to 49.9% in the first half of 2023 from 50.7% in the first half of 2022, primarily due to cost inflation of 220 basis points and unfavorable fixed cost absorption of 100 basis points, partially offset by incremental realized savings from the Optimizing for Growth program of 140 basis points, and lower inventory obsolescence of 70 basis points.
American Girl segment operating loss was $19.5 million in the first half of 2023, as compared to segment operating loss of $11.5 million in the first half of 2022, primarily due to a decrease in gross profit of $4.0 million and an increase in other selling and administrative expenses of $4.0 million. The increase in other selling and administrative expenses was primarily due to a gain on the sale of the American Girl corporate office and distribution center in the prior year of $15.2 million, which reduced other selling and administrative expense in the first half of 2022, partially offset by lower rent expense of $7.1 million in the first half of 2023.

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
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In millions)
Cost of sales (a)	$(1.2)	$5.8	$(1.2)	$8.4
Other selling and administrative expenses (b)	7.8	5.7	28.5	12.2
	$6.6	$11.5	$27.3	$20.6
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
As of June 30, 2023, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $193 million, which include approximately $73 million of non-cash charges. Non-cash charges include $45.4 million recorded in non-operating expense, net, during 2022 related to the liquidation of Mattel's subsidiary in Argentina. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $330 million, which represents approximately 75% benefit to cost of sales, 20% benefit to other selling and administrative expenses, and 5% benefit to advertising and promotion expenses, as of June 30, 2023, in connection with the Program.

Other Cost Savings Actions
In the first half of 2023, Mattel executed additional actions to further streamline its organizational structure that were not included in the Program. In connection with these actions, during the six months ended June 30, 2023, severance costs of $5.2 million were recorded within other selling and administrative expenses in the consolidated statement of operations. Mattel continues to evaluate opportunities to further optimize its operations.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion Revolving Credit Facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $299.9 million in cash and equivalents at June 30, 2023, approximately $211.7 million was held by foreign subsidiaries, including $56.2 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited.
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
Consistent with prior periods, Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowing under the Revolving Credit Facility to meet its short-term liquidity needs. At June 30, 2023, Mattel had no outstanding borrowings under the Revolving Credit Facility and approximately $8 million in outstanding letters of credit under the Revolving Credit Facility.
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
Mattel expects that some of its customers and vendors may experience difficulty in obtaining the liquidity required to buy inventory or raw materials. Mattel monitors its customers' financial condition and their liquidity in order to mitigate accounts receivable collectability risks, and customer terms and credit limits are adjusted, if necessary. Additionally, Mattel uses a variety of financial arrangements to support the collectability of accounts receivable of customers deemed to be a credit risk, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel's future contributions to these plans.
Cash Flow Activities
Cash flows used for operating activities were $325.6 million in the first half of 2023, as compared to $425.0 million in the first half of 2022. The decrease was due to $279.4 million of lower working capital usage, partially offset by changes in net income, excluding the impact of non-cash items.

Cash flows used for investing activities were $62.0 million in the first half of 2023, as compared to $53.5 million in the first half of 2022. The increase was primarily due to lower proceeds from the sale of assets of $22.8 million, partially offset by higher net proceeds from foreign currency forward exchange contracts of $13.1 million in the first half of 2023.
Cash flows used for financing activities were $71.4 million in the first half of 2023, as compared to cash flows provided by financing activities of $10.3 million in the first half of 2022. The change in cash flows for financing activities was primarily due to share repurchases of $49.9 million and lower proceeds from stock option exercises of $21.3 million in the first half of 2023.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $461.3 million to $299.9 million at June 30, 2023 from $761.2 million at December 31, 2022, primarily due to cash flows used for operating activities of $325.6 million, capital expenditures of $73.4 million, and share repurchases of $49.9 million during the six months ended June 30, 2023. Mattel's cash and equivalents increased $25.4 million to $299.9 million at June 30, 2023 from $274.5 million at June 30, 2022, primarily due to trailing twelve month cash flows generated from operating activities of $542.2 million, partially offset by the repayment of the $250.0 million aggregate principal amount of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022, capital expenditures of $181.4 million in the trailing twelve months, share repurchases of $49.9 million in the first half of 2023, and tax withholdings for share-based compensation of $36.8 million in the trailing twelve months.
Accounts receivable increased $30.7 million to $890.9 million at June 30, 2023 from $860.2 million at December 31, 2022, primarily due to timing of sales and collections. Accounts receivable decreased $98.3 million to $890.9 million at June 30, 2023 from $989.2 million at June 30, 2022, primarily due to the decrease in net sales in the second quarter of 2023 compared to the prior year.
Inventories increased $77.6 million to $971.6 million at June 30, 2023 from $894.1 million at December 31, 2022, primarily due to seasonal inventory build. Inventories decreased $205.9 million to $971.6 million at June 30, 2023 from $1.18 billion at June 30, 2022, primarily due to higher inventory production in 2022.
Prepaid expenses and other current assets increased $47.8 million to $261.3 million at June 30, 2023 from $213.5 million at December 31, 2022, primarily due to increases in prepaid royalties of $20.2 million and prepaid taxes of $17.6 million. Prepaid expenses and other current assets decreased by $11.8 million to $261.3 million at June 30, 2023 from $273.2 million at June 30, 2022, primarily due to a decrease in derivative assets of $29.2 million and taxes other than income tax of $23.6 million, partially offset by an increase in prepaid income tax of $25.2 million and prepaid royalties of $16.5 million.
Accounts payable and accrued liabilities decreased $128.5 million to $1.02 billion at June 30, 2023 from $1.15 billion at December 31, 2022, due to seasonal declines in expenditure levels, partially offset by an increase in accrued incentive compensation of $54.5 million. Accounts payable and accrued liabilities decreased $194.4 million to $1.02 billion at June 30, 2023 from $1.22 billion at June 30, 2022, primarily due to lower payables associated with inventory production.

A summary of Mattel's capitalization is as follows:

	June 30, 2023		June 30, 2022		December 31, 2022
	(In millions, except percentage information)
Cash and equivalents	$299.9		$274.5		$761.2

Short-term borrowings	—		3.0		—
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	—		250.0		—
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(22.2)		(26.7)		(24.4)
Total debt	2,327.8	54%	2,576.3	60%	2,325.6	53%
Stockholders' equity	1,962.4	46	1,728.0	40	2,056.3	47
Total capitalization (debt plus equity)	$4,290.2	100%	$4,304.3	100%	$4,381.9	100%
Total debt, including short-term borrowings, was $2.33 billion at June 30, 2023, flat as compared to $2.33 billion at December 31, 2022. Total debt, including short-term borrowings, was $2.33 billion at June 30, 2023, as compared to $2.58 billion at June 30, 2022. The decrease was due to the repayment of the $250.0 million aggregate principal amount of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022.
Stockholders' equity decreased $93.9 million to $1.96 billion at June 30, 2023 from $2.06 billion at December 31, 2022, primarily due to net loss for the first six months of 2023 of $79.3 million, share repurchases of $49.9 million, partially offset by the net effect of share based compensation and related issuance of treasury stock of $20.9 million. Stockholders' equity increased $234.3 million to $1.96 billion at June 30, 2023 from $1.73 billion at June 30, 2022, primarily due to net income in the trailing twelve months of $226.7 million and by the net effect of share based compensation and related issuance of treasury stock of $41.4 million, partially offset share repurchases $49.9 million.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2022 Annual Report on Form 10-K and did not materially change during the first six months of 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. The Chinese yuan, Euro, Russian ruble, and Turkish lira were the primary currencies that caused foreign currency transaction exposure for Mattel during the first half of 2023. Mattel seeks to mitigate its exposure to foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income (loss) or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the six months ended June 30, 2023 were related to its net investments in entities having functional currencies denominated in the Mexican peso, Russian ruble, British pound sterling, Brazilian real, and Malaysian ringgit.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's second quarter net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2023, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the second quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1-30	225,874	18.00	—	$169,030,421
May 1-31	891,187	17.85	889,122	153,155,584
June 1-30	39,466	19.27	—	153,155,584
Total	1,156,527	$17.93	889,122	$153,155,584
 ____________________________________
(a)The total number of shares purchased includes 267,405 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At June 30, 2023, share repurchase authorizations of $153.2 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 19, 2022
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL.
______________________________________________

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: August 1, 2023