Form 10-Q
period 2023-09-30
MATTEL INC /DE/
filed 2023-11-09
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of October 25, 2023: 353,232,620 shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, or product safety, which may increase Mattel's product costs and other costs of doing business, and reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine and geopolitical developments in the Middle East), natural and man-made disasters, pandemics or other public health crises, such as the COVID-19 pandemic, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as non-fungible tokens and cryptocurrency; and (xxii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Annual Report on Form 10-K"), and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022	December 31, 2022
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$455,735	$348,970	$761,235
Accounts receivable, net of allowances for credit losses of $12.5 million, $12.5 million, and $27.6 million, respectively	1,571,047	1,381,534	860,221
Inventories	790,521	1,083,769	894,064
Prepaid expenses and other current assets	224,796	268,886	213,515
Total current assets	3,042,099	3,083,159	2,729,035
Noncurrent Assets
Property, plant, and equipment, net	457,202	444,442	469,132
Right-of-use assets, net	286,019	323,490	318,680
Goodwill	1,380,042	1,370,986	1,378,551
Deferred income tax assets	230,415	439,965	471,672
Intangible assets, net	397,821	426,283	425,100
Other noncurrent assets	450,956	379,850	385,491
Total Assets	$6,244,554	$6,468,175	$6,177,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$—	$250,000	$—
Accounts payable	450,109	495,221	471,475
Accrued liabilities	803,081	780,522	678,689
Income taxes payable	51,366	50,366	37,584
Total current liabilities	1,304,556	1,576,109	1,187,748
Noncurrent Liabilities
Long-term debt	2,328,897	2,324,459	2,325,644
Noncurrent lease liabilities	234,699	279,525	271,418
Other noncurrent liabilities	340,936	320,618	336,582
Total noncurrent liabilities	2,904,532	2,924,602	2,933,644
Stockholders' Equity
Common stock $1.00 par value, 1.0 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,745,170	1,795,720	1,808,308
Treasury stock at cost: 88.1 million shares, 87.0 million shares, and 87.0 million shares, respectively	(2,131,676)	(2,130,163)	(2,129,639)
Retained earnings	2,914,744	2,831,572	2,847,709
Accumulated other comprehensive loss	(934,141)	(971,034)	(911,478)
Total stockholders' equity	2,035,466	1,967,464	2,056,269
Total Liabilities and Stockholders' Equity	$6,244,554	$6,468,175	$6,177,661
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,918,788	$1,755,780	$3,820,531	$4,032,767
Cost of sales	940,854	908,902	2,027,004	2,154,076
Gross Profit	977,934	846,878	1,793,527	1,878,691
Advertising and promotion expenses	124,265	127,600	290,337	291,545
Other selling and administrative expenses	379,811	327,906	1,081,594	990,627
Operating income	473,858	391,372	421,596	596,519
Interest expense	30,716	33,870	92,486	99,730
Interest (income)	(4,569)	(1,903)	(15,409)	(5,064)
Other non-operating (income) expense, net	(2,391)	(4,293)	(5,976)	11,966
Income before income taxes	450,102	363,698	350,495	489,887
Provision for income taxes	309,342	80,035	296,767	130,530
(Income) from equity method investments	(5,559)	(6,219)	(13,306)	(18,419)
Net Income	$146,319	$289,882	$67,034	$377,776
Net Income Per Common Share - Basic	$0.41	$0.82	$0.19	$1.07
Weighted-average number of common shares	354,139	354,471	354,559	353,394
Net Income Per Common Share - Diluted	$0.41	$0.80	$0.19	$1.05
Weighted-average number of common and potential common shares	357,474	360,229	357,977	359,731
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited; in thousands)
Net Income	$146,319	$289,882	$67,034	$377,776
Other Comprehensive Loss, Net of Tax
Currency translation adjustments	(39,273)	(72,643)	(8,992)	(78,212)
Employee benefit plan adjustments	664	1,354	2,120	4,065
Available-for-sale security adjustments	—	—	—	3,646
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	7,521	24,715	(1,729)	58,604
Reclassification adjustments included in net income	(5,801)	(11,312)	(14,062)	(20,667)
	1,720	13,403	(15,791)	37,937
Other Comprehensive Loss, Net of Tax	(36,889)	(57,886)	(22,663)	(32,564)
Comprehensive Income	$109,430	$231,996	$44,371	$345,212

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$67,034	$377,776
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	104,042	108,450
Amortization	28,570	28,304
Share-based compensation	52,425	55,941
Bad debt expense	178	7,029
Inventory obsolescence	42,245	35,410
Deferred income taxes	26,283	82,673
Income from equity method investments	(13,306)	(18,419)
Loss (gain) on sale of assets, net	1,408	(15,960)
Valuation allowance on foreign deferred tax assets	212,379	—
Changes in assets and liabilities:
Accounts receivable, net	(714,198)	(348,229)
Inventories	42,701	(401,845)
Prepaid expenses and other current assets	(4,768)	(38,985)
Accounts payable, accrued liabilities, and income taxes payable	125,775	(126,552)
Other, net	(50,409)	(20,360)
Net cash flows used for operating activities	(79,641)	(274,767)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(56,741)	(57,955)
Purchases of other property, plant, and equipment	(60,797)	(69,373)
Proceeds from foreign currency forward exchange contracts, net	20,021	3,247
Proceeds from sale of assets	6,336	25,839
Other, net	(2,731)	749
Net cash flows used for investing activities	(93,912)	(97,493)
Cash Flows From Financing Activities:
Share repurchases	(109,860)	—
Tax withholdings for share-based compensation	(32,822)	(30,327)
Proceeds from stock option exercises	26,014	27,658
Other, net	(2,783)	(6,795)
Net cash flows used for financing activities	(119,451)	(9,464)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(12,496)	(668)
Decrease in Cash and Equivalents	(305,500)	(382,392)
Cash and Equivalents at Beginning of Period	761,235	731,362
Cash and Equivalents at End of Period	$455,735	$348,970
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2022	$441,369	$1,808,308	$(2,129,639)	$2,847,709	$(911,478)	$2,056,269
Net loss	—	—	—	(106,471)	—	(106,471)
Other comprehensive income, net of tax	—	—	—	—	23,160	23,160
Share repurchases	—	—	(33,986)	—	—	(33,986)
Issuance of treasury stock for stock option exercises	—	(1,144)	3,189	—	—	2,045
Issuance of treasury stock for restricted stock units vesting	—	(51,311)	31,012	—	—	(20,299)
Share-based compensation	—	16,943	—	—	—	16,943
Balance, March 31, 2023	$441,369	$1,772,796	$(2,129,424)	$2,741,238	$(888,318)	$1,937,661
Net income	—	—	—	27,187	—	27,187
Other comprehensive loss, net of tax	—	—	—	—	(8,934)	(8,934)
Share repurchases	—	—	(15,875)	—	—	(15,875)
Issuance of treasury stock for stock option exercises	—	(4,075)	10,670	—	—	6,595
Issuance of treasury stock for restricted stock units vesting	—	(18,079)	13,698	—	—	(4,381)
Deferred compensation	—	(36)	166	—	—	130
Share-based compensation	—	19,991	—	—	—	19,991
Balance, June 30, 2023	$441,369	$1,770,597	$(2,120,765)	$2,768,425	$(897,252)	$1,962,374
Net income	—	—	—	146,319	—	146,319
Other comprehensive loss, net of tax	—	—	—	—	(36,889)	(36,889)
Share repurchases	—	—	(60,000)	—	—	(60,000)
Issuance of treasury stock for stock option exercises	—	(10,095)	27,469	—	—	17,374
Issuance of treasury stock for restricted stock units vesting	—	(30,824)	21,620	—	—	(9,204)
Share-based compensation	—	15,492	—	—	—	15,492
Balance, September 30, 2023	$441,369	$1,745,170	$(2,131,676)	$2,914,744	$(934,141)	$2,035,466

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2021	$441,369	$1,832,144	$(2,219,990)	$2,456,597	$(941,271)	$1,568,849
Net income	—	—	—	21,454	—	21,454
Other comprehensive income, net of tax	—	—	—	—	12,061	12,061
Issuance of treasury stock for stock option exercises	—	(3,183)	17,118	—	—	13,935
Issuance of treasury stock for restricted stock units vesting	—	(43,523)	25,968	—	—	(17,555)
Share-based compensation	—	19,323	—	—	—	19,323
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, March 31, 2022	$441,369	$1,804,761	$(2,176,904)	$2,475,250	$(926,409)	$1,618,067
Net income	—	—	—	66,440	—	66,440
Other comprehensive income, net of tax	—	—	—	—	13,261	13,261
Issuance of treasury stock for stock option exercises	—	(2,792)	15,139	—	—	12,347
Issuance of treasury stock for restricted stock units vesting	—	(3,997)	3,234	—	—	(763)
Deferred compensation	—	(12)	143	—	—	131
Share-based compensation	—	18,566	—	—	—	18,566
Balance, June 30, 2022	$441,369	$1,816,526	$(2,158,388)	$2,541,690	$(913,148)	$1,728,049
Net income	—	—	—	289,882	—	289,882
Other comprehensive loss, net of tax	—	—	—	—	(57,886)	(57,886)
Issuance of treasury stock for stock option exercises	—	(998)	2,374	—	—	1,376
Issuance of treasury stock for restricted stock units vesting	—	(37,861)	25,851	—	—	(12,010)
Share-based compensation	—	18,053	—	—	—	18,053
Balance, September 30, 2022	$441,369	$1,795,720	$(2,130,163)	$2,831,572	$(971,034)	$1,967,464
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
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $12.5 million, $12.5 million, and $27.6 million as of September 30, 2023, September 30, 2022, and December 31, 2022, respectively.
3.     Inventories
Inventories included the following:

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
Raw materials and work in process	$102,582	$163,962	$139,212
Finished goods	687,939	919,807	754,852
	$790,521	$1,083,769	$894,064
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
Land	$19,566	$19,198	$18,045
Buildings	311,030	303,862	303,827
Machinery and equipment	623,687	711,000	654,437
Software	232,995	343,172	336,716
Tools, dies, and molds	494,070	526,639	510,398
Leasehold improvements	123,240	105,223	104,135
Construction in progress	39,533	61,938	79,742
	1,844,121	2,071,032	2,007,300
Less: accumulated depreciation	(1,386,919)	(1,626,590)	(1,538,168)
	$457,202	$444,442	$469,132

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
In the third quarter of 2023, Mattel performed its annual impairment test and determined that goodwill was not impaired. The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2023 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, thereby causing a foreign currency translation impact.

	December 31, 2022	Currency Exchange Rate Impact	September 30, 2023
	(In thousands)
North America	$731,993	$265	$732,258
International	438,987	1,226	440,213
American Girl	207,571	—	207,571
	$1,378,551	$1,491	$1,380,042
Intangible Assets, Net
Amortizable intangible assets were $397.8 million, net of accumulated amortization of $396.8 million, $426.3 million, net of accumulated amortization of $355.3 million, and $425.1 million, net of accumulated amortization of $364.9 million as of September 30, 2023, September 30, 2022, and December 31, 2022, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and nine months ended September 30, 2023 and 2022.
6.     Accrued Liabilities
Accrued liabilities included the following:

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
Advertising and promotion	$105,218	$100,091	$115,707
Incentive compensation	89,142	66,830	2,889
Current lease liabilities	76,021	72,591	75,297
Royalties	74,801	78,186	65,330

7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. However, all Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of September 30, 2023, September 30, 2022, and December 31, 2022 were $90.5 million, $156.6 million, and $86.0 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
Mattel had no borrowings outstanding under the Revolving Credit Facility and no other short-term borrowings outstanding as of September 30, 2023, September 30, 2022, and December 31, 2022. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $9 million, $9 million, and $8 million as of September 30, 2023, September 30, 2022, and December 31, 2022, respectively.

As of September 30, 2023, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Revolving Credit Facility. If Mattel were to default under the terms of the Revolving Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
9.     Long-Term Debt
Long-term debt included the following:

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2013 Senior Notes due March 2023	—	250,000	—
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(21,103)	(25,541)	(24,356)
	$2,328,897	$2,574,459	$2,325,644
Less: current portion	—	(250,000)	—
Total long-term debt	$2,328,897	$2,324,459	$2,325,644
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
In April 2023, S&P upgraded Mattel’s debt rating from BB+ to BBB- and maintained a positive outlook, and in November 2022, Moody’s previously upgraded Mattel’s debt rating from Ba1 to Baa3. As a result of the upgraded debt ratings and no events of default, the covenants limiting Mattel’s ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of their capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel’s ability to merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets, are suspended. If Mattel ceases to have debt ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events. Following the Fall-Away Date under the Revolving Credit Facility, all guarantee obligations of the Guarantors under the 2019 Senior Notes due 2027, 2021 Senior Notes due 2026, and 2021 Senior Notes due 2029 were released, and the obligations of Mattel under the 2019 Senior Notes due 2027, 2021 Senior Notes due 2026, and 2021 Senior Notes due 2029 will be required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million.

10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive loss, including current period other comprehensive loss and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2023
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2023	$5,221	$—	$(137,042)	$(765,431)	$(897,252)
Other comprehensive income (loss) before reclassifications	7,521	—	5	(39,273)	(31,747)
Amounts reclassified from accumulated other comprehensive income (loss)	(5,801)	—	659	—	(5,142)
Net increase (decrease) in other comprehensive income	1,720	—	664	(39,273)	(36,889)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2023	$6,941	$—	$(136,378)	$(804,704)	$(934,141)

	For the Nine Months Ended September 30, 2023
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$—	$(138,498)	$(795,712)	$(911,478)
Other comprehensive (loss) income before reclassifications	(1,729)	—	20	(8,992)	(10,701)
Amounts reclassified from accumulated other comprehensive income (loss)	(14,062)	—	2,100	—	(11,962)
Net (decrease) increase in other comprehensive income	(15,791)	—	2,120	(8,992)	(22,663)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2023	$6,941	$—	$(136,378)	$(804,704)	$(934,141)

	For the Three Months Ended September 30, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2022	$33,330	$—	$(151,388)	$(795,090)	$(913,148)
Other comprehensive income (loss) before reclassifications	24,715	—	63	(72,643)	(47,865)
Amounts reclassified from accumulated other comprehensive income (loss)	(11,312)	—	1,291	—	(10,021)
Net increase (decrease) in other comprehensive income	13,403	—	1,354	(72,643)	(57,886)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2022	$46,733	$—	$(150,034)	$(867,733)	$(971,034)

	For the Nine Months Ended September 30, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	58,604	—	(35)	(78,212)	(19,643)
Amounts reclassified from accumulated other comprehensive income (loss)	(20,667)	3,646	4,100	—	(12,921)
Net increase (decrease) in other comprehensive income	37,937	3,646	4,065	(78,212)	(32,564)
Adjustment of accumulated other comprehensive loss to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2022	$46,733	$—	$(150,034)	$(867,733)	$(971,034)
The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2023	September 30, 2022	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$5,784	$11,292	Cost of sales
Tax effect	17	20	Provision for income taxes
	$5,801	$11,312	Net income
Employee Benefit Plans:
Amortization of prior service credit (a)	$472	$504	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(1,410)	(2,108)	Other non-operating (income) expense, net
	(938)	(1,604)
Tax effect	279	313	Provision for income taxes
	$(659)	$(1,291)	Net income
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.

	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$13,709	$20,764	Cost of sales
Tax effect	353	(97)	Provision for income taxes
	$14,062	$20,667	Net income
Employee Benefit Plans:
Amortization of prior service credit (a)	$1,416	$1,409	Other non-operating (income) expense, net
Recognized actuarial loss (a)	(4,229)	(6,649)	Other non-operating (income) expense, net
	(2,813)	(5,240)
Tax effect	713	1,140	Provision for income taxes
	$(2,100)	$(4,100)	Net income
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
Currency Translation Adjustments
During the nine months ended September 30, 2023, currency translation adjustments resulted in a net loss of $9.0 million, primarily due to the weakening of the Russian ruble and Malaysian ringgit against the U.S. dollar, offset by the strengthening of the Mexican peso, British pound sterling, and Brazilian real against the U.S. dollar.
During the nine months ended September 30, 2022, currency translation adjustments resulted in a net loss of $78.2 million, primarily due to the weakening of the British pound sterling and the Euro against the U.S. dollar, offset by the strengthening of the Russian ruble against the U.S. dollar.

11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	September 30, 2023	September 30, 2022	Statements of Operations Classification
	(In thousands)
Currency transaction (losses)	$(2,276)	$(6,689)	Operating income/expense
Currency transaction gains (losses)	3,301	(41)	Other non-operating income/expense, net
Currency transaction gains (losses), net	$1,025	$(6,730)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Statements of Operations Classification
	(In thousands)
Currency transaction (losses)	$(11,987)	$(14,948)	Operating income/expense
Currency transaction gains (losses)	5,390	(18,832)	Other non-operating income/expense, net
Currency transaction (losses), net	$(6,597)	$(33,780)
The Chinese yuan, Euro, Russian ruble, and Turkish lira were the primary currencies that caused foreign currency transaction exposure for Mattel during the nine months ended September 30, 2023.
12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of September 30, 2023, September 30, 2022, and December 31, 2022, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $636 million, $771 million, and $674 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2023	September 30, 2022	December 31, 2022
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$13,308	$41,832	$14,899
Foreign currency forward exchange and other contracts	Other noncurrent assets	747	8,320	1,501
Total Derivatives Designated as Hedging Instruments		$14,055	$50,152	$16,400
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$519	$3,424	$1,163
Total Derivatives Not Designated as Hedging Instruments		$519	$3,424	$1,163
		$14,574	$53,576	$17,563

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2023	September 30, 2022	December 31, 2022
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,997	$1,981	$3,647
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	14	194	807
Total Derivatives Designated as Hedging Instruments		$2,011	$2,175	$4,454
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$323	$3,609	$6,261
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	44	39
Total Derivatives Not Designated as Hedging Instruments		$323	$3,653	$6,300
		$2,334	$5,828	$10,754

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	September 30, 2023	September 30, 2022	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains recognized in OCI	$7,521	$24,715
Amount of gains reclassified from accumulated OCI to the consolidated statements of operations	5,801	11,312	Cost of sales

	Derivatives Designated as Hedging Instruments
	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (losses) gains recognized in OCI	$(1,729)	$58,604
Amount of gains reclassified from accumulated OCI to consolidated statements of operations	14,062	20,667	Cost of sales
The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2023 and 2022, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	September 30, 2023	September 30, 2022	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$6,805	$(2,279)	Other non-operating (income) expense, net

	Derivatives Not Designated as Hedging Instruments
	For the Nine Months Ended
	September 30, 2023	September 30, 2022	Statements of Operations Classification
	(In thousands)
Amount of Net Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$25,083	$843	Other non-operating (income) expense, net
The net gains and losses recognized in the consolidated statements of operations during the three and nine months ended September 30, 2023 and September 30, 2022, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.

13.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2023, September 30, 2022, and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$14,574	$—	$14,574
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,334	$—	$2,334

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$53,576	$—	$53,576
Available-for-sale (b)	3,360	—	—	3,360
Total assets	$3,360	$53,576	$—	$56,936
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$5,828	$—	$5,828

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$17,563	$—	$17,563
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$10,754	$—	$10,754
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
The estimated fair value of Mattel's long-term debt was $2.13 billion (compared to a carrying amount of $2.35 billion) as of September 30, 2023, $2.35 billion (compared to a carrying amount of $2.60 billion) as of September 30, 2022, and $2.13 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2022. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands, except per share amounts)
Basic:
Net income	$146,319	$289,882	$67,034	$377,776
Weighted-average number of common shares	354,139	354,471	354,559	353,394
Basic net income per common share	$0.41	$0.82	$0.19	$1.07

Diluted:
Net income	$146,319	$289,882	$67,034	$377,776
Weighted-average number of common shares	354,139	354,471	354,559	353,394
Dilutive share-based awards (a)	3,335	5,758	3,418	6,337
Weighted-average number of common and potential common shares	357,474	360,229	357,977	359,731
Diluted net income per common share	$0.41	$0.80	$0.19	$1.05
(a)For the three and nine months ended September 30, 2023, share-based awards totaling 6.5 million and 11.5 million, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. For the three and nine months ended September 30, 2022, share-based awards totaling 10.4 million and 10.8 million were excluded from the calculation of diluted net income per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2022 Annual Report on Form 10-K.

The components of net periodic benefit cost for Mattel's defined benefit pension plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Service cost	$848	$980	$2,548	$3,046
Interest cost	5,234	2,996	15,670	9,112
Expected return on plan assets	(5,103)	(4,776)	(15,280)	(14,480)
Amortization of prior service cost	37	5	112	118
Recognized actuarial loss	1,467	2,133	4,399	6,724
	$2,483	$1,338	$7,449	$4,520
The components of net periodic benefit cost for Mattel's postretirement benefit plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Interest cost	$45	$22	$134	$66
Amortization of prior service credit	(509)	(509)	(1,528)	(1,527)
Recognized actuarial gain	(57)	(25)	(170)	(75)
	$(521)	$(512)	$(1,564)	$(1,536)
Mattel's service cost component is recorded within operating income while other components of net periodic pension cost and postretirement benefit cost are recorded within other non-operating (income) expense, net.
During the nine months ended September 30, 2023, Mattel made cash contributions totaling approximately $11 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2023, Mattel expects to make additional cash contributions of approximately $3 million.
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
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Stock option compensation expense	$1,077	$5,170	$5,673	$10,064
RSU compensation expense	12,020	9,643	36,724	27,810
Performance award compensation expense	2,395	3,240	10,028	18,067
	$15,492	$18,053	$52,425	$55,941

As of September 30, 2023, total unrecognized compensation expense related to unvested share-based payments totaled $110.7 million and is expected to be recognized over a weighted-average period of 2.1 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $26.0 million and $27.7 million for the nine months ended September 30, 2023 and 2022, respectively.
17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Design and development	$49,781	$52,204	$148,319	$144,145
Intangible asset amortization	9,584	9,308	28,570	28,304
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
In connection with the Program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Cost of sales (a)	$(76)	$1,366	$(1,276)	$9,795
Other selling and administrative expenses (b)	3,082	4,441	31,550	16,602
	$3,006	$5,807	$30,274	$26,397
(a)Severance and other restructuring charges recorded within cost of sales in the consolidated statements of operations are included in segment operating income in "Note 21 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring charges recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 21 to the Consolidated Financial Statements—Segment Information."
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the Program:

	Liability at December 31, 2022	Charges	Payments/Utilization	Liability at September 30, 2023
	(In thousands)
Severance	$9,355	$21,607	$(20,104)	$10,858
Other restructuring charges (a)	3,540	8,667	(10,650)	1,557
	$12,895	$30,274	$(30,754)	$12,415

	Liability at December 31, 2021	Charges	Payments/Utilization	Liability at September 30, 2022
	(In thousands)
Severance	$12,411	$14,021	$(12,290)	$14,142
Other restructuring charges (a)	2,834	12,376	(14,278)	932
	$15,245	$26,397	$(26,568)	$15,074
(a)Other restructuring charges consist primarily of expenses associated with the restructuring of commercial and corporate functions and consolidation of manufacturing facilities.
As of September 30, 2023, Mattel had recorded cumulative severance and other restructuring charges related to the Program of approximately $196 million, which included approximately $73 million of non-cash charges, including $45.4 million recognized within other non-operating expense, net, during the fourth quarter of 2022 related to the liquidation of Mattel's subsidiary in Argentina. Furthermore, cumulatively, in conjunction with previous actions taken under the Capital Light program, total expected cash expenditures are approximately $195 to $225 million and total expected non-cash charges are approximately $75 million.
Other Cost Savings Actions
In the third quarter of 2023, Mattel committed to actions not included in the Program to discontinue production at a plant located in China. In connection with these actions, Mattel recorded severance expense of $25.3 million within other selling and administrative expenses in the consolidated statements of operations in the three months ended September 30, 2023, which are recorded in corporate and other expense in "Note 21 to the Consolidated Financial Statements—Segment Information." The $25.3 million of severance expense accrued during the quarter remained outstanding as of September 30, 2023. Total expected cash charges in connection with these actions are approximately $30 to $35 million and total expected non-cash charges are approximately $6 million.
Additionally, in the first nine months of 2023, Mattel executed other cost savings actions not included in the Program to streamline its organizational structure. In connection with these actions, Mattel recorded severance expense of $6.1 million within other selling and administrative expenses in the consolidated statement of operations.

19.     Income Taxes
Mattel's provision for income taxes was $309.3 million and $296.8 million for the three and nine months ended September 30, 2023, respectively, and $80.0 million and $130.5 million for the three and nine months ended September 30, 2022, respectively. Mattel recognized a net discrete income tax expense of $200.7 million and $201.0 million during the three and nine months ended September 30, 2023, respectively, which included the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets resulting from the planned intra-group transfer of certain intellectual property ("IP") rights, partially offset by undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities. Mattel recognized a net discrete income tax benefit of $19.4 million and $4.8 million during the three and nine months ended September 30, 2022, respectively, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the third quarter of 2023, Mattel finalized a plan to complete an intra-group transfer of certain IP rights, resulting in the establishment of a valuation allowance on certain foreign deferred tax assets of $212.4 million, that will not be realized upon execution of the plan.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of September 30, 2023, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
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
Thirty-one additional lawsuits filed between April 2019 and September 2023 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-four children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
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
Mattel has also had discussions with the US Consumer Product Safety Commission ("CPSC") regarding a request from the CPSC that Mattel increase the proportional cash refund available to consumers who participate in the recall of the Sleeper first announced in 2019. As of September 30, 2023, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.

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
The following tables present information regarding Mattel's net sales, operating income, and assets by reportable segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Net Sales by Segment
North America	$1,104,377	$1,002,126	$2,138,210	$2,330,747
International	771,827	704,640	1,578,632	1,584,878
American Girl	42,584	49,014	103,689	117,142
Net sales	$1,918,788	$1,755,780	$3,820,531	$4,032,767

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Operating Income by Segment (a)
North America	$405,667	$337,305	$589,664	$707,605
International	202,550	162,828	245,773	268,012
American Girl	(4,572)	(8,964)	(24,073)	(20,426)
	603,645	491,169	811,364	955,191
Corporate and other expense (b)	(129,787)	(99,797)	(389,768)	(358,672)
Operating income	473,858	391,372	421,596	596,519
Interest expense	30,716	33,870	92,486	99,730
Interest (income)	(4,569)	(1,903)	(15,409)	(5,064)
Other non-operating (income) expense, net	(2,391)	(4,293)	(5,976)	11,966
Income before income taxes	$450,102	$363,698	$350,495	$489,887
(a)Segment operating income included (i) severance and other restructuring charges of $(0.1) million and $(1.3) million for the three and nine months ended September 30, 2023, respectively, and $1.4 million and $9.8 million for the three and nine months ended September 30, 2022, respectively, which were allocated to the North America and International segments; and (ii) a loss on sale of assets of $1.8 million from the sale of a production facility for the three and nine months ended September 30, 2023, which was recorded in the International segment; and a gain on sale of assets of $15.2 million from the sale of the American Girl corporate office and distribution center for the nine months ended September 30, 2022, which was recorded in the American Girl segment.

(b)Corporate and other expense included (i) severance and other restructuring charges of $29.3 million and $63.0 million for the three and nine months ended September 30, 2023 and $4.5 million and $17.1 million for the three and nine months ended September 30, 2022, respectively; and (ii) inclined sleeper product recall litigation expense of $1.3 million and $9.0 million for the three and nine months ended September 30, 2023, respectively; and $0.7 million and $1.2 million for the three months and nine months ended September 30, 2022, respectively.
Segment assets are comprised of accounts receivable, net and inventories.

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
Assets by Segment
North America	$1,194,978	$1,233,835	$778,897
International	1,024,549	961,097	756,830
American Girl	75,272	85,705	58,833
	2,294,799	2,280,637	1,594,560
Corporate and other	66,769	184,666	159,725
Accounts receivable, net and inventories	$2,361,568	$2,465,303	$1,754,285
Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)
Net Sales by Geographic Area
North America	$1,146,961	$1,051,140	$2,241,899	$2,447,889
International
EMEA	423,923	410,187	874,972	958,839
Latin America	262,071	221,805	475,648	418,531
Asia Pacific	85,833	72,648	228,012	207,508
Total International	771,827	704,640	1,578,632	1,584,878
Net sales	$1,918,788	$1,755,780	$3,820,531	$4,032,767
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
Infant, Toddler, and Preschool—including brands such as Fisher-Price, Thomas & Friends, and Power Wheels. As a leader in play and child development, Fisher-Price's mission is to help families by making the most fun, enriching products for infants, toddlers, and preschoolers. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through toys, content, live events, and other consumer products.
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
Recent Developments
Mattel's third quarter 2023 financial results showed meaningful sales growth, gross margin expansion, and improvement to operating cash flows, with significant contributions from the theatrical release of the Barbie movie during the quarter. Third quarter 2023 net sales increased $163.0 million to $1.92 billion and gross margin improved to 51.0%, from 48.2% in the third quarter of 2022.
Mattel's cash flows used for operations were $79.6 million for the first nine months of 2023, an improvement of $195.1 million as compared to the first nine months of 2022. Mattel executed $60.0 million of share repurchases in the third quarter of 2023, and has executed $109.9 million of repurchases during the first nine months of 2023. As of September 30, 2023 Mattel has a remaining authorization of $93.2 million under its existing share repurchase program.
Retailer inventory levels were elevated entering 2023. During the first nine months of 2023, retailer inventory levels improved and at the end of the third quarter had decreased compared to prior year levels. Additionally, as of September 30, 2023, Mattel's owned inventory had also decreased by $293.2 million compared to prior year levels.
Mattel is operating in a challenging macro-economic environment with higher volatility that may impact consumer demand. To the extent the macro-economic environment remains challenging, or worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2022 Annual Report on Form 10-K for further discussion regarding potential impacts on Mattel's business.
Russia - Ukraine War
The ongoing war between Russia and Ukraine has led to volatility and disruption in these countries. The length and impact of the ongoing war is highly unpredictable. While Mattel has no direct operations in Ukraine, its operations in Russia have experienced significant disruption and Mattel paused all shipments into Russia in early 2022. Mattel's net sales in these two countries represented less than 2% of total net sales during the nine months ended September 30, 2022.

Results of Operations—Third Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the third quarter of 2023 and 2022:

	For the Three Months Ended				Year/Year Change
	September 30, 2023		September 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,918.8		$1,755.8		9%
Cost of sales	940.9	49.0%	908.9	51.8%	4%	(280)
Gross profit	977.9	51.0%	846.9	48.2%	15%	280
Advertising and promotion expenses	124.3	6.5%	127.6	7.3%	-3%	(80)
Other selling and administrative expenses	379.8	19.8%	327.9	18.7%	16%	110
Operating income	473.9	24.7%	391.4	22.3%	21%	240
Interest expense	30.7	1.6%	33.9	1.9%	-9%	(30)
Interest (income)	(4.6)	-0.2%	(1.9)	-0.1%	140%	(10)
Other non-operating (income), net	(2.4)		(4.3)
Income before income taxes	450.1	23.5%	363.7	20.7%	24%	280
Provision for income taxes	309.3		80.0
(Income) from equity method investments	(5.6)		(6.2)
Net income	$146.3	7.6%	$289.9	16.5%	-50%	(890)
Sales
Net sales in the third quarter of 2023 were $1.92 billion, an increase of $163.0 million, or 9%, as compared to $1.76 billion in the third quarter of 2022. The increase in net sales was the result of an increase in gross billings of $173.7 million, partially offset by an increase in sales adjustments of $10.7 million.
Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the third quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$884.5	$697.2	27%	3%
Infant, Toddler, and Preschool	361.1	370.1	-2%	3%
Vehicles	518.5	437.9	18%	3%
Action Figures, Building Sets, Games, and Other	357.7	442.9	-19%	2%
Gross Billings	$2,121.8	$1,948.0	9%	3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$605.1	$519.6	16%	2%
Hot Wheels	454.8	371.6	22%	3%
Fisher-Price	317.0	319.0	-1%	2%
Other	744.9	737.9	1%	3%
Gross Billings	$2,121.8	$1,948.0	9%	3%

Gross billings were $2.12 billion in the third quarter of 2023, an increase of $173.7 million, or 9%, as compared to $1.95 billion in the third quarter of 2022, with a favorable impact from changes in currency exchange rates of three percentage points. The increase in gross billings was primarily due to higher billings of Dolls and Vehicles, partially offset by lower billings of Action Figures, Building Sets, Games, and Other, and Infant, Toddler, and Preschool.
Dolls gross billings increased 27%, of which 12% was due to higher billings of Barbie, driven primarily by licensing revenues associated with the release of the Barbie movie, 12% was due to higher billings of Disney Princess and Disney Frozen products, and 4% was due to higher billings of Monster High products.
Infant, Toddler, and Preschool gross billings decreased 2%, primarily due to lower billings of Thomas & Friends products.
Vehicles gross billings increased 18%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 19%, of which 12% was due to lower billings of Jurassic World products and 8% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, partially offset by higher billings of Buildings Sets products of 4%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity’s functional currency. Sales adjustments increased to $203.0 million in the third quarter of 2023, from $192.3 million in the third quarter of 2022, due to higher gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 10.6% in the third quarter of 2023, as compared to 11.0% in the third quarter of 2022.
Cost of Sales
Cost of sales increased by $32.0 million, or 4%, to $940.9 million in the third quarter of 2023 from $908.9 million in the third quarter of 2022. Within cost of sales, royalty expense increased by $14.5 million, or 20%, to $87.6 million in the third quarter of 2023 from $73.2 million in the third quarter of 2022, freight and logistics expenses increased by $8.8 million, or 11%, to $92.0 million in the third quarter of 2023 from $83.2 million in the third quarter of 2022, and product and other costs increased by $8.7 million, or 1%, to $761.3 million in the third quarter of 2023 from $752.5 million in the third quarter of 2022.
Gross Margin
Gross margin increased to 51.0% in the third quarter of 2023 from 48.2% in the third quarter of 2022. The increase in gross margin was primarily due to favorable mix of 170 basis points, which primarily related to the release of the Barbie movie, favorable pricing of 140 basis points, incremental realized savings from the Optimizing for Growth program of 130 basis points, and cost deflation of 70 basis points. These favorable factors were partially offset by unfavorable fixed cost absorption and other supply chain costs of 230 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 6.5% in the third quarter of 2023 from 7.3% in the third quarter of 2022, primarily due to the 9% increase in net sales as compared to the third quarter of 2022.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $379.8 million, or 19.8% of net sales, in the third quarter of 2023, an increase of $51.9 million, as compared to $327.9 million, or 18.7% of net sales, in the third quarter of 2022. The increase in other selling and administrative expenses was primarily due to higher severance and restructuring charges of $24.7 million, higher incentive compensation expense of $18.0 million, and salary and market-related pay increases of $7.5 million, partially offset by incremental realized savings from the Optimizing for Growth program of $12.5 million.
Interest Expense
Interest expense was $30.7 million in the third quarter of 2023, as compared to $33.9 million in the third quarter of 2022. The decrease in interest expense was due to the $250.0 million repayment of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022.

Provision for Income Taxes
Mattel's provision for income taxes was $309.3 million in the third quarter of 2023, as compared to $80.0 million in the third quarter of 2022. The provision for income taxes during the three months ended 2023 included a net discrete income tax expense of $200.7 million, which included the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets during the third quarter of 2023 resulting from the planned intra-group transfer of certain IP rights, partially offset by other discrete income tax benefits of $11.7 million. During the three months ended September 30, 2022, Mattel recognized a net discrete income tax benefit of $19.4 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the third quarter of 2023, Mattel finalized a plan to complete an intra-group transfer of certain IP rights, resulting in the establishment of a valuation allowance on certain foreign deferred tax assets of $212.4 million that will not be realized upon execution of the plan. While the transfer will not result in a taxable gain, Mattel expects to recognize a one-time tax benefit of approximately $53 million in the fourth quarter of 2023, when the transaction is completed, in connection with the establishment of deferred tax assets related to the transferred IP.
Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the third quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Net Sales	$1,104.4	$1,002.1	10%	—%
Segment Operating Income	405.7	337.3	20%
Net sales for the North America segment in the third quarter of 2023 were $1.10 billion, an increase of $102.2 million, or 10%, as compared to $1.00 billion in the third quarter of 2022. The increase in net sales was the result of an increase in gross billings of $108.9 million, partially offset by an increase in sales adjustments of $6.6 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$468.5	$342.9	37%	—%
Infant, Toddler, and Preschool	230.6	239.8	-4%	—%
Vehicles	263.4	226.3	16%	-1%
Action Figures, Building Sets, Games, and Other	214.1	258.7	-17%	—%
Gross Billings	$1,176.6	$1,067.8	10%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$349.9	$278.5	26%	—%
Hot Wheels	225.7	184.1	23%	—%
Fisher-Price	204.8	206.4	-1%	—%
Other	396.2	398.8	-1%	—%
Gross Billings	$1,176.6	$1,067.8	10%	—%
Gross billings for the North America segment were $1.18 billion in the third quarter of 2023, an increase of $108.9 million, or 10%, as compared to $1.07 billion in the third quarter of 2022. The increase in the North America segment gross billings was primarily due to higher billings of Dolls and Vehicles, partially offset by lower billings of Action Figures, Building Sets, Games, and Other, and Infant, Toddler, and Preschool.
Dolls gross billings increased 37%, of which 21% was due to higher billings of Barbie, driven primarily by licensing revenues associated with the release of the Barbie movie, and 15% was due to higher billing of Disney Princess and Disney Frozen products.
Infant, Toddler, and Preschool gross billings decreased 4%, primarily due to lower billings of Thomas & Friends products.
Vehicles gross billings increased 16%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 17%, of which 11% was due to lower billings of Jurassic World products and 7% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, and 4% was due to lower billings of other Action Figures products, partially offset by higher billings of Buildings Sets products of 4%.
Sales adjustments increased to $72.2 million in the third quarter of 2023 from $65.6 million in the third quarter of 2022, primarily due to higher gross billings. Sales adjustments as a percentage of net sales were flat at 6.5% in the third quarter of 2023 and 2022.
Cost of sales increased by $31.2 million, or 6%, to $553.3 million in the third quarter of 2023 from $522.2 million in the third quarter of 2022, due to an increase in product and other costs of $13.3 million, an increase in freight and logistics expenses of $9.1 million, and an increase in royalty expenses of $8.8 million.
Gross margin in the third quarter of 2023 increased to 49.9% from 47.9% in the third quarter of 2022, primarily due to favorable mix of 140 basis points, which primarily related to the release of the Barbie movie, incremental realized savings from the Optimizing for Growth program of 130 basis points, favorable pricing of 80 basis points, and cost deflation of 70 basis points, partially offset by unfavorable fixed cost absorption and other supply chain costs of 220 basis points.
North America segment operating income was $405.7 million in the third quarter of 2023, as compared to segment operating income of $337.3 million in the third quarter of 2022, primarily due to higher gross profit.

International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the third quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Net Sales	$771.8	$704.6	10%	7%
Segment Operating Income	202.5	162.8	24%
Net sales for the International segment in the third quarter of 2023 were $771.8 million, an increase of $67.2 million, or 10%, as compared to $704.6 million in the third quarter of 2022. The increase in net sales was the result of an increase in gross billings of $71.4 million, partially offset by an increase in sales adjustments of $4.2 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$371.7	$303.5	22%	7%
Infant, Toddler, and Preschool	130.5	130.3	—%	8%
Vehicles	255.0	211.6	21%	8%
Action Figures, Building Sets, Games, and Other	143.6	184.2	-22%	5%
Gross Billings	$900.9	$829.5	9%	7%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$255.2	$241.1	6%	6%
Hot Wheels	229.1	187.5	22%	7%
Fisher-Price	112.2	112.6	—%	8%
Other	304.4	288.3	6%	7%
Gross Billings	$900.9	$829.5	9%	7%
Gross billings for the International segment were $900.9 million in the third quarter of 2023, an increase of $71.4 million, or 9%, as compared to $829.5 million in the third quarter of 2022, with a favorable impact from changes in currency exchange rates of seven percentage points. The increase in the International segment gross billings was due to higher billings of Dolls and Vehicles, partially offset by lower billings of Action Figures, Building Sets, Games, and Other.
Dolls gross billings increased 22%, of which 11% was due to higher billings of Disney Princess and Disney Frozen products, 9% was due to higher billings of Monster High products, and 5% was due to higher billings of Barbie, driven primarily by licensing revenues associated with the release of the Barbie movie.
Infant, Toddler, and Preschool gross billings were flat year-over-year.
Vehicles gross billings increased 21%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 22%, primarily due to lower billings of Jurassic World products of 13% and lower billings of Lightyear products of 10%, following their theatrical releases during the second quarter of 2022, partially offset by higher billings of Buildings Sets products of 3%.
Sales adjustments increased to $129.1 million in the third quarter of 2023 from $124.9 million in the third quarter of 2022. Sales adjustments as a percentage of net sales decreased to 16.7% in the third quarter of 2023 from 17.7% in the third quarter of 2022. The decrease in sales adjustments as a percentage of net sales was primarily due to higher gross billings, which includes licensing revenues associated with the release of the Barbie movie.
Cost of sales increased by $28.5 million, or 8%, to $399.4 million in the third quarter of 2023 from $370.9 million in the third quarter of 2022, primarily due to an increase in product and other costs of $22.6 million.

Gross margin increased to 48.3% in the third quarter of 2023 from 47.4% in the third quarter of 2022, primarily due to favorable pricing actions of 250 basis points, favorable mix of 230 basis points, which primarily related to the release of the Barbie movie, incremental realized savings from the Optimizing for Growth program of 140 basis points, and cost deflation of 80 basis points. These favorable factors were partially offset by unfavorable foreign currency exchange of 330 basis points and unfavorable fixed cost absorption from lower production volumes and other supply chain costs of 280 basis points.
International segment operating income was $202.5 million in the third quarter of 2023, as compared to segment operating income of $162.8 million in the third quarter of 2022, primarily due to higher gross profit.
American Girl Segment
The following table provides a summary of Mattel's net sales and segment operating loss for the American Girl segment for the third quarter of 2023 and 2022:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Net Sales	$42.6	$49.0	-13%	—%
Segment Operating Loss	(4.6)	(9.0)	-49%
Net sales for the American Girl segment in the third quarter of 2023 were $42.6 million, a decrease of $6.4 million, or 13%, as compared to $49.0 million in the third quarter of 2022. The decrease in net sales was the result of a decrease in gross billings of $6.5 million, or 13%. Gross billings decreased to $44.3 million in the third quarter of 2023 from $50.7 million in the third quarter of 2022, primarily due to lower billings of Truly Me products.
Sales adjustments were flat at $1.7 million in the third quarter of 2023 and 2022.
Cost of sales decreased by $3.0 million, or 13%, to $20.0 million in the third quarter of 2023, as compared to a 13% decrease in net sales, primarily due to a decrease in product and other costs of $2.4 million.
Gross margin was relatively consistent at 52.9% in the third quarter of 2023, as compared to 53.0% in the third quarter of 2022.
American Girl segment operating loss was $4.6 million in the third quarter of 2023, as compared to segment operating loss of $9.0 million in the third quarter of 2022, primarily due to lower advertising and promotion expenses.

Results of Operations—First Nine Months
Consolidated Results
The following table presents Mattel's consolidated results for the first nine months of 2023 and 2022:

	For the Nine Months Ended				Year/Year Change
	September 30, 2023		September 30, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$3,820.5		$4,032.8		-5%
Cost of sales	2,027.0	53.1%	2,154.1	53.4%	-6%	(30)
Gross profit	1,793.5	46.9%	1,878.7	46.6%	-5%	30
Advertising and promotion expenses	290.3	7.6%	291.5	7.2%	—%	40
Other selling and administrative expenses	1,081.6	28.3%	990.6	24.6%	9%	370
Operating income	421.6	11.0%	596.5	14.8%	-29%	(380)
Interest expense	92.5	2.4%	99.7	2.5%	-7%	(10)
Interest (income)	(15.4)	-0.4%	(5.1)	-0.1%	204%	(30)
Other non-operating (income) expense, net	(6.0)		12.0
Income before income taxes	350.5	9.2%	489.9	12.1%	-28%	(290)
Provision for income taxes	296.8		130.5
(Income) from equity method investments	(13.3)		(18.4)
Net income	$67.0	1.8%	$377.8	9.4%	-82%	(760)
Sales
Net sales in the first nine months of 2023 were $3.82 billion, a decrease of $212.2 million, or 5%, as compared to $4.03 billion in the first nine months of 2022. The decrease in net sales was the result of a decrease in gross billings of $228.1 million, partially offset by a decrease in sales adjustments of $15.9 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first nine months of 2023 and 2022:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,631.1	$1,494.6	9%	1%
Infant, Toddler, and Preschool	708.6	850.3	-17%	1%
Vehicles	1,165.9	1,048.3	11%	1%
Action Figures, Building Sets, Games, and Other	755.0	1,095.5	-31%	1%
Gross Billings	$4,260.6	$4,488.7	-5%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,064.7	$1,118.4	-5%	1%
Hot Wheels	1,014.9	899.5	13%	2%
Fisher-Price	607.3	719.1	-16%	1%
Other	1,573.7	1,751.6	-10%	1%
Gross Billings	$4,260.6	$4,488.7	-5%	1%

Gross billings were $4.26 billion in the first nine months of 2023, a decrease of $228.1 million, or 5%, as compared to $4.49 billion in the first nine months of 2022. The decrease in gross billings for the first nine months of 2023 was primarily due to lower billings of Action Figures, Building Sets, Games, and Other, and Infant, Toddler, and Preschool, partially offset by higher billings of Dolls and Vehicles.
Dolls gross billings increased 9%, of which 11% was due to higher billings of Disney Princess and Disney Frozen products, and 6% was due to higher billings of Monster High products, partially offset by lower billings of Barbie products of 4%, and lower billings of Enchantimals products of 2%.
Infant, Toddler, and Preschool gross billings decreased 17%, of which 13% was due to lower billings of Fisher-Price products and 2% was due to lower billings of Fisher-Price Friends products.
Vehicles gross billings increased 11%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 31%, of which 16% was due to lower billings of Jurassic World products and 10% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, and 4% was due to lower billings of other Action Figures products.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity’s functional currency. Sales adjustments decreased to $440.1 million in the first nine months of 2023 from $456.0 million in the first nine months of 2022, primarily due to lower gross billings. Sales adjustments as a percentage of net sales was relatively consistent at 11.5% in the first nine months of 2023, as compared to 11.3% in the first nine months of 2022.

Cost of Sales
Cost of sales decreased by $127.1 million, or 6%, to $2.03 billion in the first nine months of 2023 from $2.15 billion in the first nine months of 2022. Within cost of sales, product and other costs decreased by $132.1 million, or 8%, to $1.62 billion in the first nine months of 2023 from $1.75 billion in the first nine months of 2022, freight and logistics expenses increased by $7.9 million, or 4%, to $230.2 million in the first nine months of 2023, as compared to $222.3 million in the first nine months of 2022, and royalty expense was relatively consistent at $175.0 million in the first nine months of 2023, as compared to $177.9 million in the first nine months of 2022.
Gross Margin
Gross margin increased to 46.9% in the first nine months of 2023 from 46.6% in the first nine months of 2022. The increase in gross margin was primarily due to favorable pricing of 150 basis points, incremental realized savings from the Optimizing for Growth program of 140 basis points, and favorable mix of 90 basis points, which primarily related to the release of the Barbie movie, partially offset by inventory management efforts of 100 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 50 basis points, and unfavorable fixed cost absorption and other supply chain costs of 200 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements; (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs; (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales was relatively consistent at 7.6% in the first nine months of 2023, as compared to 7.2% in the first nine months of 2022.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.08 billion, or 28.3% of net sales, in the first nine months of 2023, as compared to $990.6 million, or 24.6% of net sales, in the first nine months of 2022. The increase in other selling and administrative expenses was primarily due to higher severance and restructuring charges of $45.9 million, market-related pay increases of $35.4 million, higher incentive compensation of $21.1 million, and a prior year gain on the sale of the American Girl corporate office and distribution center in the second quarter of 2022 of $15.2 million, partially offset by incremental realized savings from the Optimizing for Growth program of $32.2 million.
Interest Expense
Interest expense was $92.5 million in the first nine months of 2023, as compared to $99.7 million in the first nine months of 2022. The decrease in interest expense was primarily due to the $250.0 million repayment of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022.
Provision for Income Taxes
Mattel's provision for income taxes was $296.8 million in the first nine months of 2023, as compared to $130.5 million in the first nine months of 2022. The provision for income taxes during the nine months ended 2023 included a net discrete income tax expense of $201.0 million, which included the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets during the third quarter of 2023 resulting from the planned intra-group transfer of certain IP rights, partially offset by other discrete income tax benefits of $11.4 million. During the nine months ended September 30, 2022, Mattel recognized a net discrete income tax benefit of $4.8 million, primarily related to income taxes recorded on a discrete basis in various jurisdictions and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the third quarter of 2023, Mattel finalized a plan to complete an intra-group transfer of certain IP rights, resulting in the establishment of a valuation allowance on certain foreign deferred tax assets of $212.4 million that will not be realized upon execution of the plan. While the IP transfer will not result in a taxable gain, Mattel expects to recognize a one-time tax benefit of approximately $53 million in the fourth quarter of 2023, when the transaction is completed, in connection with the establishment of deferred tax assets related to the transferred IP.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first nine months of 2023 and 2022:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Net Sales	$2,138.2	$2,330.8	-8%	—%
Segment Operating Income	589.7	707.6	-17%
Net sales for the North America segment in the first nine months of 2023 were $2.14 billion, a decrease of $192.5 million, or 8%, as compared to $2.33 billion in the first nine months of 2022. The decrease in net sales was the result of a decrease in gross billings of $201.9 million, partially offset by a decrease in sales adjustments of $9.3 million.

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$812.3	$715.8	13%	-1%
Infant, Toddler, and Preschool	437.7	549.6	-20%	—%
Vehicles	579.1	550.7	5%	—%
Action Figures, Building Sets, Games, and Other	453.4	668.3	-32%	—%
Gross Billings	$2,282.5	$2,484.4	-8%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$587.6	$599.2	-2%	—%
Hot Wheels	492.3	458.4	7%	-1%
Fisher-Price	380.9	469.2	-19%	—%
Other	821.8	957.6	-14%	—%
Gross Billings	$2,282.5	$2,484.4	-8%	—%
Gross billings for the North America segment were $2.28 billion in the first nine months of 2023, a decrease of $201.9 million, or 8%, as compared to $2.48 billion in the first nine months of 2022. The decrease in the North America segment gross billings for the first nine months of 2023 was primarily due to lower billings of Action Figures, Building Sets, Games, and Other, and Infant, Toddler, and Preschool, partially offset by higher billings of Dolls and Vehicles.
Dolls gross billings increased 13%, of which 12% was due to higher billings of Disney Princess and Disney Frozen products and 5% was due to higher billings of Monster High products, partially offset by lower billings of Polly Pocket products of 2%.
Infant, Toddler, and Preschool gross billings decreased 20%, of which 16% was due to lower billings of Fisher-Price products and 2% was due to lower billings of Thomas & Friends products.
Vehicles gross billings increased 5%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 32%, of which 16% was due to lower billings of Jurassic World products and 9% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, and 4% was due to lower billings of other Action Figures products.
Sales adjustments decreased to $144.3 million in the first nine months of 2023 from $153.6 million in the first nine months of 2022, primarily due to lower gross billings. Sales adjustments as a percentage of net sales were relatively consistent at 6.7% for the first nine months of 2023, as compared to 6.6% for the first nine months of 2022.

Cost of sales decreased by $84.6 million, or 7%, to $1.16 billion in the first nine months of 2023 from $1.25 billion in the first nine months of 2022, primarily due to a decrease in product and other costs of $86.8 million.
Gross margin in the first nine months of 2023 decreased to 45.5% from 46.4% in the first nine months of 2022, primarily due to inventory management efforts of 90 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 50 basis points, and unfavorable fixed cost absorption and other supply chain costs of 240 basis points. These negative factors were partially offset by incremental realized savings from the Optimizing for Growth program of 120 basis points, favorable pricing of 90 basis points, and favorable mix of 80 basis points, which primarily related to the release of the Barbie movie.
North America segment operating income was $589.7 million in the first nine months of 2023, as compared to segment operating income of $707.6 million in the first nine months of 2022. The decrease was primarily due to lower gross profit.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first nine months of 2023 and 2022:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Net Sales	$1,578.6	$1,584.9	—%	3%
Segment Operating Income	245.8	268.0	-8%
Net sales for the International segment were relatively consistent at $1.58 billion, in the first nine months of 2023 and 2022.

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$712.0	$658.3	8%	3%
Infant, Toddler, and Preschool	270.9	300.6	-10%	3%
Vehicles	586.8	497.6	18%	3%
Action Figures, Building Sets, Games, and Other	301.7	427.3	-29%	3%
Gross Billings	$1,871.3	$1,883.9	-1%	3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$477.1	$519.3	-8%	2%
Hot Wheels	522.6	441.1	18%	3%
Fisher-Price	226.4	249.9	-9%	4%
Other	645.1	673.6	-4%	3%
Gross Billings	$1,871.3	$1,883.9	-1%	3%
Gross billings for the International segment were $1.87 billion in the first nine months of 2023, a decrease of $12.6 million, or 1%, as compared to $1.88 billion in the first nine months of 2022. The decrease in the International segment gross billings was due to lower billings of Action Figures, Building Sets, Games, and Other, and Infant, Toddler, and Preschool, partially offset by higher billings of Vehicles and Dolls.
Dolls gross billings increased 8%, of which 12% was due to higher billings of Disney Princess and Disney Frozen products and 8% was due to higher billings of Monster High products, partially offset by lower billings of Barbie products of 6%, and lower billings of Enchantimals products of 4%.
Infant, Toddler, and Preschool gross billings decreased 10%, primarily due to lower billings of Fisher-Price products.
Vehicles gross billings increased 18%, primarily due to higher billings of Hot Wheels products.

Action Figures, Building Sets, Games, and Other gross billings decreased 29%, of which 15% was due to lower billings of Jurassic World products and 10% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, and 2% was due to lower billings of other Action Figures products.
Sales adjustments decreased to $292.7 million in the first nine months of 2023 from $299.0 million in the first nine months of 2022, primarily due to lower gross billings. Sales adjustments as a percentage of net sales were relatively consistent at 18.5% for the first nine months of 2023, as compared to 18.9% for the first nine months of 2022.
Cost of sales increased by $13.4 million, or 2%, to $866.1 million in the first nine months of 2023 from $852.8 million in the first nine months of 2022, primarily due to an increase in product and other costs of $10.0 million.
Gross margin decreased to 45.1% in the first nine months of 2023 from 46.2% in the first nine months of 2022, primarily due to unfavorable foreign currency exchange of 220 basis points, inventory management efforts of 120 basis points, including higher close-out sales and inventory obsolescence, cost inflation of 40 basis points, and unfavorable fixed cost absorption from lower production volumes and other supply chain costs of 250 basis points. These negative factors were partially offset by favorable pricing actions of 250 basis points, incremental realized savings from the Optimizing for Growth program of 160 basis points, and favorable mix of 110 basis points, which primarily related to the release of the Barbie movie.
International segment operating income was $245.8 million in the first nine months of 2023, as compared to segment operating income of $268.0 million in the first nine months of 2022, primarily due to lower gross profit.
American Girl Segment
The following table provides a summary of Mattel's net sales and segment operating loss for the American Girl segment for the first nine months of 2023 and 2022:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2023	September 30, 2022
	(In millions, except percentage information)
Net Sales	$103.7	$117.1	-11%	—%
Segment Operating Loss	(24.1)	(20.4)	18%
Net sales for the American Girl segment in the first nine months of 2023 were $103.7 million, a decrease of $13.4 million, or 11%, as compared to $117.1 million in the first nine months of 2022. The decrease in net sales was the result of a decrease in gross billings of $13.7 million, or 11%, to $106.8 million in the first nine months of 2023 from $120.5 million in the first nine months of 2022. The decrease in net sales was primarily due to lower billings of Girl of the Year dolls.
Sales adjustments were $3.1 million in the first nine months of 2023, as compared to $3.3 million in the first nine months of 2022.
Cost of sales decreased by $6.0 million, or 11%, to $50.6 million in the first nine months of 2023, as compared to an 11% decrease in net sales in the first nine months of 2023, primarily due to a decrease in product and other costs of $5.2 million.
Gross margin decreased to 51.2% in the first nine months of 2023 from 51.7% in the first nine months of 2022, primarily due to cost inflation of 190 basis points, and unfavorable fixed cost absorption of 90 basis points, partially offset by incremental realized savings from the Optimizing for Growth program of 120 basis points and favorable product mix and other of 110 basis points.
American Girl segment operating loss was $24.1 million in the first nine months of 2023, as compared to segment operating loss of $20.4 million in the first nine months of 2022, primarily due to lower gross profit of $7.5 million. In addition, other selling and administrative expenses were flat compared to prior year, as a $15.2 million gain on sale of the American Girl corporate office and distribution center that was recognized in the first nine months of 2022 was offset by lower rent expense of $7.1 million and lower miscellaneous other selling and administrative expenses in the first nine months of 2023.

Cost Savings Program
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program, a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program (the "Program"), which had targeted annual gross cost savings of $250 million from actions expected to be completed beginning 2021 through 2023. In February 2023, Mattel expanded the Program and increased the targeted annual gross cost savings from $250 million to $300 million, reflecting additional initiatives, including actions to further streamline Mattel's organizational structure. As of September 30, 2023, Mattel had realized annual gross cost savings of approximately $297 million and expects to exceed the targeted annual gross costs savings of $300 million during the fourth quarter of 2023.
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
Cumulatively, in conjunction with previous actions taken under the Capital Light program prior to 2021, targeted annual gross cost savings for the Program are $375 million by 2023, with total expected cash expenditures of approximately $195 to $225 million, and total expected non-cash charges of approximately $75 million. Of the $375 million in targeted annual gross cost savings, approximately 65% was expected to benefit cost of sales, 25% was expected to benefit other selling and administrative expenses, and 10% was expected to benefit advertising and promotion expenses.
In connection with the Program, Mattel has recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In millions)
Cost of sales (a)	$(0.1)	$1.4	$(1.3)	$9.8
Other selling and administrative expenses (b)	3.1	4.4	31.6	16.6
	$3.0	$5.8	$30.3	$26.4
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating income in "Note 21 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 21 to the Consolidated Financial Statements—Segment Information."
As of September 30, 2023, Mattel has recorded cumulative severance and other restructuring charges related to the Program of approximately $196 million, which include approximately $73 million of non-cash charges. Non-cash charges include $45.4 million recorded in non-operating expense, net, during 2022 related to the liquidation of Mattel's subsidiary in Argentina. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $372 million, which represents approximately 70% benefit to cost of sales, 25% benefit to other selling and administrative expenses, and 5% benefit to advertising and promotion expenses, as of September 30, 2023, in connection with the Program.

Other Cost Savings Actions
On September 14, 2023, Mattel committed to cost savings actions not included in the Program to optimize its manufacturing footprint by discontinuing production at a plant located in China, which actions were announced to plant employees on November 8, 2023. The targeted annual gross cost savings from these actions, which are expected to be completed at the end of 2024, are approximately $21 million and are expected to benefit cost of sales of the North America and International segments. During the three months ended September 30, 2023, Mattel recorded severance expense in connection with these actions of $25.3 million within other selling and administrative expenses in the consolidated statements of operations. Total expected cash charges in connection with these actions are approximately $30 to $35 million, which consist of severance and other restructuring costs. Total expected non-cash charges are approximately $6 million, which consist of accelerated depreciation expense. Additionally, Mattel expects to invest approximately $6 million in capital expenditures to support incremental production capabilities at Mattel's other manufacturing plants.
Additionally, in the first nine months of 2023, Mattel executed other cost savings actions not included in the Program to streamline its organizational structure. In connection with these actions, Mattel recorded severance expense of $6.1 million within other selling and administrative expenses in the consolidated statement of operations.

Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion Revolving Credit Facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $455.7 million in cash and equivalents at September 30, 2023, $195.5 million was held by foreign subsidiaries, including $51.5 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its Revolving Credit Facility covenants, or deterioration of Mattel's credit ratings. However, based on Mattel's current business plan and factors known to date, it is expected that existing cash and equivalents, cash flows from operations, availability under the Revolving Credit Facility, and access to capital markets will be sufficient to meet working capital and operating expenditure requirements for the next twelve months and in the long-term.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowing under the Revolving Credit Facility to meet its short-term liquidity needs. At September 30, 2023, Mattel had no outstanding borrowings under the Revolving Credit Facility and approximately $9 million in outstanding letters of credit under the Revolving Credit Facility.
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
Cash Flow Activities
Cash flows used for operating activities were $79.6 million in the first nine months of 2023, as compared to $274.8 million in the first nine months of 2022. The decrease was due to $335.1 million of lower working capital usage, partially offset by changes in net income, excluding the impact of the establishment of a valuation allowance on foreign deferred tax assets of $212.4 million and other non-cash items.
Cash flows used for investing activities were $93.9 million in the first nine months of 2023, as compared to $97.5 million in the first nine months of 2022. The change was primarily due to higher net proceeds from foreign currency forward exchange contracts of $16.8 million and lower capital expenditures of $8.8 million, partially offset by lower proceeds from the sale of assets of $19.5 million in the first nine months of 2023.
Cash flows used for financing activities were $119.5 million in the first nine months of 2023, as compared to $9.5 million in the first nine months of 2022. The increase was primarily due to share repurchases of $109.9 million in the first nine months of 2023.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $305.5 million to $455.7 million at September 30, 2023 from $761.2 million at December 31, 2022, primarily due to capital expenditures of $117.5 million, share repurchases of $109.9 million and cash flows used for operating activities of $79.6 million during the nine months ended September 30, 2023. Mattel's cash and equivalents increased $106.8 million to $455.7 million at September 30, 2023 from $349.0 million at September 30, 2022, primarily due to trailing twelve month cash flows generated from operating activities of $638.0 million, partially offset by the repayment of the $250.0 million aggregate principal amount of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022, capital expenditures of $176.7 million in the trailing twelve months, and share repurchases of $109.9 million in the first nine months of 2023.
Accounts receivable increased $710.8 million to $1.57 billion at September 30, 2023 from $860.2 million at December 31, 2022, primarily due to the seasonality of Mattel's business. Accounts receivable increased $189.5 million to $1.57 billion at September 30, 2023 from $1.38 billion at September 30, 2022, primarily due to the increase in net sales in the third quarter of 2023 compared to the prior year.
Inventories decreased $103.5 million to $790.5 million at September 30, 2023 from $894.1 million at December 31, 2022, primarily due to higher inventory production and cost inflation in 2022. Inventories decreased $293.2 million to $790.5 million at September 30, 2023 from $1.08 billion at September 30, 2022, primarily due to higher net sales in the third quarter of 2023, and higher inventory production and cost inflation in 2022.
Prepaid expenses and other current assets increased $11.3 million to $224.8 million at September 30, 2023 from $213.5 million at December 31, 2022, primarily due to increases in prepaid royalties. Prepaid expenses and other current assets decreased by $44.1 million to $224.8 million at September 30, 2023 from $268.9 million at September 30, 2022, primarily due to a decrease in derivative receivables of $31.4 million.

Accounts payable and accrued liabilities increased $103.0 million to $1.25 billion at September 30, 2023 from $1.15 billion at December 31, 2022, primarily due to increases in accrued incentive compensation of $86.3 million and accrued interest of $26.6 million. Accounts payable and accrued liabilities decreased $22.6 million to $1.25 billion at September 30, 2023 from $1.28 billion at September 30, 2022, primarily due to lower payables associated with inventory production, partially offset by an increase in accrued incentive compensation of $22.3 million.
A summary of Mattel's capitalization is as follows:

	September 30, 2023		September 30, 2022		December 31, 2022
	(In millions, except percentage information)
Cash and equivalents	$455.7		$349.0		$761.2

Short-term borrowings	—		—		—
2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2013 Senior Notes due March 2023	—		250.0		—
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(21.1)		(25.5)		(24.4)
Total debt	2,328.9	53%	2,574.5	57%	2,325.6	53%
Stockholders' equity	2,035.5	47	1,967.5	43	2,056.3	47
Total capitalization (debt plus equity)	$4,364.4	100%	$4,541.9	100%	$4,381.9	100%
Total debt, including short-term borrowings, was $2.33 billion at September 30, 2023, flat as compared to $2.33 billion at December 31, 2022. Total debt, including short-term borrowings, was $2.33 billion at September 30, 2023, as compared to $2.57 billion at September 30, 2022. The decrease was due to the repayment of the $250.0 million aggregate principal amount of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022.
Stockholders' equity decreased $20.8 million to $2.04 billion at September 30, 2023 from $2.06 billion at December 31, 2022, primarily due to share repurchases of $109.9 million, partially offset by net income of $67.0 million for the first nine months of 2023 and the net effect of share based compensation and related issuance of treasury stock of $44.6 million. Stockholders' equity increased $68.0 million to $2.04 billion at September 30, 2023 from $1.97 billion at September 30, 2022, primarily due to net income in the trailing twelve months of $83.2 million and the net effect of share based compensation and related issuance of treasury stock of $57.7 million, partially offset by share repurchases of $109.9 million.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2022 Annual Report on Form 10-K and did not materially change during the first nine months of 2023.
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
The constant currency exchange rates are determined by Mattel at the beginning of each year and are applied consistently during the year. They are generally different from the actual exchange rates in effect during the current or prior period due to volatility in actual foreign currency exchange rates. Mattel considers whether any changes to the constant currency rates are appropriate at the beginning of each year. The exchange rates used for these constant currency calculations are generally based on prior year actual exchange rates.
Mattel believes that the disclosure of the percentage impact of foreign currency changes is useful supplemental information for investors to be able to gauge Mattel's current business performance and the longer-term strength of its overall business since foreign currency changes could potentially mask underlying sales trends. The disclosure of the percentage impact of foreign currency exchange allows investors to calculate the impact on a constant currency basis and also enhances their ability to compare financial results from one period to another.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. The Chinese yuan, Euro, Russian ruble, and Turkish lira were the primary currencies that caused foreign currency transaction exposure for Mattel during the first nine months of 2023. Mattel seeks to mitigate its exposure to foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the nine months ended September 30, 2023 were related to its net investments in entities having functional currencies denominated in the Russian ruble, Mexican peso, British pound sterling, Brazilian real, and Malaysian ringgit.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2023, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the third quarter of 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1-31	573,509	$21.34	353,583	$145,600,081
August 1-31	2,655,743	21.21	2,472,883	93,155,887
September 1-30	48,178	22.03	—	93,155,887
Total	3,277,430	$21.25	2,826,466	$93,155,887
 ____________________________________
(a)The total number of shares purchased includes 450,964 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors authorized Mattel to increase its share repurchase program by $500.0 million. At September 30, 2023, share repurchase authorizations of $93.2 million had not been executed. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)Item 2.05 Costs Associated with Exit or Disposal Activities
The information set forth in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of                 Operations— Cost Savings Program— Other Cost Savings Actions" above is incorporated herein by reference.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in Inline XBRL.
______________________________________________

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: November 9, 2023