Form 10-K
period 2023-12-31
MATTEL INC /DE/
filed 2024-03-15
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,916,658,936 based upon the closing market price as of the close of business June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter.
Number of shares outstanding of registrant's common stock, $1.00 par value, as of March 4, 2024: 344.0 million shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2024 Proxy Statement, to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the closing of the registrant's fiscal year (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Annual Report on Form 10-K includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, product safety, or sustainability, which may increase Mattel's product costs and other costs of doing business, and reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine and geopolitical developments in the Middle East), natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence, non-fungible tokens, and cryptocurrency; (xxii) an inability to remediate the material weakness in Mattel's internal control over financial reporting, or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal control; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors." Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I
Item 1.    Business.
Throughout this report "Mattel" refers to Mattel, Inc. and/or one or more of its subsidiaries. Mattel is a leading global toy and family entertainment company and owner of one of the most iconic brand portfolios in the world. Mattel creates innovative products and experiences that inspire fans, entertain audiences, and develop children through play. Mattel is focused on the following evolved strategy to grow its intellectual property ("IP") driven toy business and expand its entertainment offering:
•Grow toy business profitably through scaling Mattel's portfolio, optimizing operations, evolving demand creation, and growing franchise brands; and
•Expand entertainment offering to capture the full value of Mattel's IP outside the toy aisle in highly accretive business verticals, by growing franchise brands and accelerating content, consumer products, and digital and live experiences.
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
Infant, Toddler, and Preschool—including brands such as Fisher-Price (including Little People and Imaginext) and Thomas & Friends. As a leader in play and child development, Fisher-Price's mission is to help families by making the most fun, enriching products for infants, toddlers, and preschoolers. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through toys, content, live events, and other consumer products.
Vehicles—including brands such as Hot Wheels (including Hot Wheels Monster Trucks and Hot Wheels Mario Kart (Nintendo)), Matchbox, and Cars (Disney Pixar). In production for over 50 years, Hot Wheels continues to push the limits of performance and design, and ignites and nurtures the challenger spirit of kids, adults, and collectors. From die-cast vehicles to tracks, playsets, and accessories, the Mattel Vehicles portfolio has broad appeal that engages and excites fans of all ages.
Action Figures, Building Sets, Games, and Other—including brands such as Masters of the Universe, MEGA, UNO, Jurassic World (NBCUniversal), Minecraft (Microsoft), WWE, and Star Wars (Disney's Lucasfilm). Mattel's Action Figures portfolio is comprised of product lines associated with licensed entertainment franchises, such as Jurassic World and WWE, as well as product lines from Mattel-owned IP, such as Masters of the Universe. As the challenger brand in Building Sets, MEGA inspires creativity through authentic building experiences for builders of all ages and fans of global franchises. Within Games, UNO is the classic matching card game that is easy to learn and fast fun for everyone. Other includes Plush, which contains products associated with movie releases from licensed entertainment franchises, as well as Mattel-owned IP.
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
Dolls
Barbie continues to deliver innovation, purpose-driven marketing campaigns, and engaging toys connected to a strong system of play. Barbie has broad product offerings, with product lines designed to appeal to children of multiple age groups, complemented by a Barbie Signature line with high-quality dolls that appeal to fans of all ages. In 2024, Barbie will look to continue to capitalize on the successful live action theatrical movie to help drive the full Barbie franchise, including toys, consumer products, and gaming. Barbie will be celebrating its 65th anniversary with numerous activations, and also launch exciting new product lines and play patterns.
Mattel is also excited to build upon its strong partnerships with Disney for the Disney Princess and Disney Frozen product lines. Monster High will look to build upon the success of its global re-launch, including planned new content and product offerings.
Infant, Toddler, and Preschool
In 2024, Fisher-Price will continue its focus on engaging consumers as a trusted partner for families with infants, toddlers and preschoolers, by continuing to create brand love through innovative products and enriching the first five years of childhood for every family. Consumer-centric innovation will continue to drive new product offerings, including the expansion of Linked Play within Infant and new innovative toys from Imaginext, including new licensed entertainment offerings. Fisher-Price will add Fisher-Price Wood and continue its strong momentum in the Little People product line with the expansion of the Little People Barbie line and Little People Collector line.
Vehicles
In 2024, industry leader Hot Wheels will look to continue its strong momentum as a multigenerational franchise with consumer interest that remains at historic highs. Hot Wheels product offerings are expected to excite consumers with innovation in both die-cast vehicles and tracks and playsets. These offerings will be supported by an all-new animated children's series on Netflix, Hot Wheels Let’s Race, and the expansion of the Hot Wheels Racerverse line. Hot Wheels also seeks to further expand die-cast vehicle distribution, targeting fans of all ages.
Die-cast pioneer Matchbox expects to continue to bring exciting new products to market following its successful 70th anniversary, including new sustainable die-cast products, and new episodes of the globally popular YouTube series, Matchbox Adventures.
Mattel will continue to partner with Disney Pixar for Cars to drive innovation, including fresh new product offerings to support key marketing events in 2024.
Action Figures, Building Sets, Games, and Other
Mattel Action Figures will continue to collaborate with key licensor partners, such as Disney Pixar, Microsoft, NBCUniversal, and WWE, to bring innovative products to the global marketplace. Mattel's 2024 Action Figures product lines will include toys tied to Netflix content for NBCUniversal’s Jurassic World (Jurassic World: Chaos Theory) and Masters of the Universe (Masters of the Universe: Revolution) as well as new innovation within Minecraft and WWE.
In Building Sets, MEGA inspires creativity through authentic building experiences for builders of all ages and fans of global franchises. Partnerships with some of the world's top franchises, including Pokémon and Hot Wheels, invite consumers to try MEGA building sets, while innovative building play, authentic details, compatible quality, and accessible value encourages consumers to stay in the MEGA building set collection. Parents of preschoolers can continue to discover how the MEGA Bloks preschool building system enhances playtime and early childhood development beyond the Big Building Bag.
Mattel Games consists of some of the most beloved Games IP in the world including UNO, Pictionary, Skip-Bo, Blokus, and many others. Mattel will focus on its expansion of Games into its direct-to-consumer business, collectability, and innovation. Additionally, Mattel expects to introduce new game extensions and partnerships that celebrate pop culture.

International Segment
Products marketed and sold by the International segment are generally the same as those marketed and sold by the North America segment, although some are developed or adapted for particular international markets. Mattel's products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. No individual country within the International segment exceeded 8% of worldwide consolidated net sales during 2023.
American Girl Segment
The American Girl segment is a direct marketer, retailer, and children's publisher dedicated to its mission to help girls grow up with confidence and character. American Girl is best known for its line of historical and contemporary characters that feature 18" dolls, books, and accessories that inspire girls to face the world with courage, resilience, and kindness. The contemporary Truly Me and Create Your Own lines encourage girls to express their imaginations and creativity by choosing a doll that looks like them or custom-creating one that's completely unique from more than one million options. Bitty Baby introduces younger girls to nurturing play until they are ready for WellieWishers, a sweet group of girls who focus on empathy and being a good friend. American Girl also publishes best-selling fiction and non-fiction books, as well as an array of popular digital content. The American Girl segment sells products directly to consumers through its website, proprietary retail stores in the United States, and at select retailers in the United States.
Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys, games, and other products related to play, learning, and development. Competition in the toy industry is based primarily on quality, play value, brands, and price. Mattel offers a diverse range of products for children, fans of all ages, and families that include, among others, toys for infants, toddlers, and preschoolers, toys for school-aged children, dolls, vehicles, action figures, building sets, games, including digital, puzzles, plush, educational toys, technology-related products, media-driven products, and fashion-related items. The North America segment competes with several large toy companies, including Hasbro, Jazwares, LEGO, the Pokémon Company, Spin Master, many smaller toy companies, and manufacturers of video games and consumer electronics. The International segment competes with global toy companies including Hasbro, Jazwares, LEGO, the Pokémon Company, Spin Master, other national and regional toy companies, and manufacturers of video games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide. The American Girl segment competes with companies that manufacture dolls and accessories, and with children's book publishers and retailers.
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

Sales
Mattel's products are sold throughout the world. Products within the North America segment are sold directly to retailers, including omnichannel retailers, discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates small retail outlets at certain corporate offices as a service to its employees and as an outlet for its products. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America that serve as outlets for its products. American Girl products and its children's publications are sold directly to consumers and select retailers in the United States. Mattel has retail space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in five other cities across the United States for its American Girl boutique stores, each of which features children's products from the American Girl segment. Additionally, Mattel sells certain of its products directly to consumers through its e-commerce platform and various third-party e-commerce channels.
During 2023, Mattel's three largest customers (Walmart at $1.13 billion, Target at $0.67 billion, and Amazon at $0.60 billion) accounted for approximately 44% of worldwide consolidated net sales. During 2022, Mattel's three largest customers (Walmart at $0.95 billion, Target at $0.76 billion, and Amazon at $0.64 billion) accounted for approximately 43% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the United States, none of which exceeded 10% of worldwide consolidated net sales. The customers and the degree of concentration vary depending upon the region or nation. See Part I, Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Information."
License Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel's business and operations.
Mattel has entered into agreements to license entertainment properties, including among others, Disney Consumer Products (including Disney Princess and Disney Frozen, Star Wars, Disney Pixar (including Cars and Toy Story) and certain other Disney films and television properties), NBCUniversal (including Jurassic World, Trolls, and Fast and Furious), Paramount (relating to its Nickelodeon properties), Warner Bros. (including DC Universe and Harry Potter), Microsoft (including Minecraft and Halo), WWE, and Pokémon.
Royalty expense for 2023, 2022, and 2021 was $249.8 million, $230.8 million, and $184.3 million, respectively. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies."
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
Mattel's principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico, and Thailand. In conjunction with Mattel's cost savings programs, in 2021, Mattel discontinued production at its plant located in Canada. In addition, Mattel intends to discontinue production at a plant located in China in 2024. To help avoid disruption of its product supply due to political instability, civil unrest, future pandemics or other health crises, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, Mattel produces its products in various facilities across multiple countries. Mattel believes that the existing production capacity at its owned and third-party manufacturers' facilities is sufficient to handle expected volume for the foreseeable future.
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
During 2023, 2022, and 2021, Mattel incurred advertising and promotion expenses of $524.8 million (9.6% of net sales), $534.3 million (9.8% of net sales), and $545.7 million (10.0% of net sales), respectively.
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
For additional information regarding foreign currency contracts, see Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Derivative Instruments."
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
Mattel's advertising and marketing activities are subject to the Federal Trade Commission Act and the Children's Television Act of 1990 and may also be subject to other rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising, advertising to children, and related activities. In addition, Mattel's web-based products and services and other online and digital communications activity are or may be subject to U.S. and foreign privacy-related regulations, including the U.S. Children's Online Privacy Protection Act of 1998 and the EU General Data Protection Regulation and related national regulations. Privacy-related laws also exist in some U.S. states, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and other state laws that took effect in 2023, or are yet to take effect. Mattel believes that it is in substantial compliance with these laws and regulations.
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
Human Capital
As of December 31, 2023, Mattel had approximately 33,000 employees (including temporary and seasonal employees) working in over 35 countries worldwide to create innovative products and experiences that inspire fans, entertain audiences, and develop children through play. Approximately 28,400 employees (86% of the total workforce) are located outside the United States, with a significant global manufacturing labor workforce of approximately 23,600 employees. The remaining workforce focuses on the design, marketing, sales, finance, and other aspects of Mattel's business.
Mattel believes recruiting, developing, and motivating a talented global workforce are important to its long-term growth and success. Through Mattel's focus on employee engagement, diversity, equity, and inclusion, training and development, health and safety, and employee well-being, Mattel endeavors to create a supportive and rewarding environment where employees are encouraged to collaborate, innovate, and grow. Mattel's Board of Directors, Compensation Committee, and Governance and Social Responsibility Committee are involved in the oversight of how the company fosters its culture and receive regular updates on Mattel's workforce management.
Mattel was ranked among Forbes 2023 World's Best Employers and 2023 America's Best Midsize Employers; named to Fast Company's list of the Best Workplaces for Innovators in 2023; recognized by U.S. News as one of the Best Companies to Work For 2023-2024; named to Newsweek America’s Greatest Workplaces for Women 2023 and America's Greatest Workplaces for Diversity 2024; and honored by Computerworld as one of the Best Places to Work in IT in 2023 and 2024. Mattel has once again been recognized for its diversity, equity, and inclusion efforts, including by the Human Rights Campaign Foundation as a 2023-2024 "Equality 100 Award" recipient. For the fourth consecutive year, Mattel received a perfect score on the Human Rights Campaign Foundation's Corporate Equality Index.
Workplace Culture
Mattel is committed to fostering a culture where all employees have the opportunity to realize their full potential. Management regularly collects feedback to measure employee engagement and job satisfaction on an ongoing basis through its annual global engagement survey, which is used to help improve the employee experience and strengthen its workplace culture. Mattel values a wide range of ideas and voices that help evolve and broaden its perspectives, with a reach that extends to consumers, customers, business partners, and suppliers.

In September 2023, Mattel published its 2022 Citizenship Report, which described goals and initiatives related to its diversity, equity, and inclusion efforts. The report highlighted Mattel's progress on its goals as of December 31, 2022, including the following:
•Maintained 100% base pay equity in 2022 for similar work performed in similar markets by gender globally and by ethnicity in the United States.*
•Continued to achieve a high level of representation for women, who comprised 57% of Mattel's global workforce and 48% of managers and above in 2022.*
•Continued to achieve a high level of representation for ethnically diverse employees, who made up 45% of U.S. employees in 2022.*
•Mattel remains focused on actions to increase such representation, including strengthening relationships with schools, networks, and organizations to establish a talent pipeline of women for Technology, Supply Chain, and Finance positions.
*Excludes manufacturing labor and temporary and seasonal employees.
Mattel believes that Mattel's Employee Resource Groups ("ERGs") are an integral component of fostering an inclusive culture and enhancing engagement at Mattel. Mattel employees have created and continue to lead ten ERGs, which bring together members and allies of underrepresented identities across the global organization. The ERGs organize learning opportunities, cultural celebrations, and community outreach, elevate important issues, encourage open and honest conversations, and collect critical feedback.
Employee Development and Well-Being
Mattel believes continuously developing skills and capabilities for the future is essential to operating as an IP-driven, high-performing toy and family entertainment company. Additionally, offering the opportunity for employees to continuously learn and grow their careers at Mattel is a key driver of its employee engagement strategy. In 2023, employees at all levels around the globe participated in several hundred thousand hours of online classes and instructor-led training regarding professional development, management development, and technical training.
Mattel is focused on creating a safe and healthy workplace for all of its employees. This is reflected in a comprehensive set of standards and oversight processes that establish Mattel's expectations for responsible working conditions, environmental protections, social compliance, health, and safety in both its own manufacturing facilities and those of its supply chain partners.
Mattel offers several benefits to promote employee well-being, including flexible work hours and/or paid time off, health and welfare insurance options, retirement plans, and basic and supplemental employee life insurance for eligible individuals, as well as programs targeted at matters such as maintaining work/life balance and improving health and happiness.
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

Item 1A.    Risk Factors.
If any of the risks, events, and uncertainties described below actually occurs, Mattel's business, financial condition and results of operations could be adversely affected, and such effects could at times be material. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel's business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. These factors are also currently, and in the future may be, amplified by the global economic or geopolitical climate and additional or unforeseen circumstances, developments, or risks. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
Business Operations
Mattel and its license partners are not always able to successfully identify and/or satisfy consumer preferences, which could cause Mattel's business, financial condition, and results of operations to be adversely affected.
Mattel's business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences, particularly with children as the end users of Mattel's products, are continuously changing and can vary by geographical markets. Product life cycles and consumer preferences continue to be affected by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information is shared. Mattel is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable and can result in short consumer life cycles. Mattel offers a diverse range of products for children, fans of all ages, and families that includes, among others, toys for infants, toddlers, and preschoolers, toys for school-aged children, youth electronics, digital media, hand-held and other games, puzzles, educational toys, and fashion-related items. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers, and sellers of toys, video games, consumer electronics such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel's market position is always at risk. Mattel's ability to maintain its current product sales and increase its product sales or establish product sales with new, innovative toys, depends on Mattel's ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, including machine learning and artificial intelligence ("AI"), and an evolving path to purchase.
In addition, entertainment media has become increasingly important for consumers to experience Mattel's brands and its license partners' brands. The extent to which Mattel's and its license partners' entertainment offerings are successful can significantly impact the demand for Mattel's products and its financial performance. Consumer acceptance of Mattel's and its license partners' entertainment offerings is impacted by factors beyond its control, including critical reviews, promotions, the popularity of movies and television programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment, general economic conditions, and public preferences generally.
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
Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with Mattel's products. In addition, competition for access to entertainment properties has lessened, and may in the future continue to lessen, Mattel's ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel on beneficial terms, if at all, or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments to obtain or retain these licenses. As a licensee of entertainment properties, Mattel has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy products industry and entertainment industry are low. In a very short period of time, new market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products. Reduced demand for Mattel's brands, products, and product lines as a result of these factors may adversely affect Mattel's business, financial condition, and results of operations.
Inaccurately anticipating changes and trends in popular culture, media, fashion, or technology can adversely affect Mattel's sales, financial condition, and results of operations.
Successful movies, television programs, video games, and characters in children's literature affect play preferences, and many products depend on media-based intellectual property licenses including trademarks, trade names, copyrights, patents, trade secrets, and rights under intellectual property license agreements and other agreements with third parties. Media-based licenses can cause a line of toys or other products to gain immediate success among children, parents, or families. Trends in media, and children's characters change swiftly and contribute to the transience and uncertainty of play preferences. Mattel attempts to respond to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis.
Mattel spends considerable resources in designing and developing toys and other products based on its and its license partners' planned content releases. Mattel also relies heavily on the efforts of third parties, such as studios and other content creators and distributors, with respect to the development of content, marketing support, and release dates, which has an impact on the success of such content and the associated toys and other products. In many cases, Mattel does not fully control when or if any particular project will be greenlit, developed, or released. Third parties may change their plans with respect to projects and release dates, or may decide to cancel development. Other developments, such as labor strikes or theater closures, have at times caused, and could in the future cause, delays in the release of new movies and television programs, and any such delay or cancellation may adversely impact Mattel’s sales of the associated toys and other products.
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
Any inability by Mattel to accurately anticipate trends in popular culture, media, fashion, or technology may cause its products not to be accepted by children, parents, fans, or families and may adversely affect its sales, financial condition, and results of operations.
Mattel's failure to successfully market or advertise its products could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel's products are marketed worldwide through a diverse spectrum of advertising, marketing, and promotional programs, including the use of digital and social media to reach consumers. Mattel's ability to sell products is dependent in part upon the success of these programs. As such, Mattel's business, financial condition, and results of operations could be adversely affected by its failure to successfully market its products or by an increase in its advertising, marketing, or promotional costs.
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
To ensure adequate inventory supply, Mattel must forecast inventory needs. If Mattel fails to accurately forecast customer demand, it may experience excess inventory levels or a shortage of product to deliver to its customers. Inventory levels in excess of customer demand have in the past resulted in, and may in the future result in, inventory write-downs or write-offs, and the sale of excess inventory at discounted prices or through less preferred distribution channels, which could harm Mattel's profit margins and impair Mattel's brand image. If Mattel underestimates the demand for its products, its manufacturing plants or third-party manufacturers may not be able to produce products to meet customer requirements, which has in the past resulted in, and may in the future result in, delays in the shipment of Mattel products.
Mattel has significant customer concentration, such that economic difficulties or changes in the purchasing policies or patterns of its key customers could have an adverse effect on Mattel's business, financial condition, and results of operations.
A small number of customers account for a large share of Mattel's worldwide consolidated net sales. In 2023, Mattel's three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 44% of worldwide consolidated net sales (Walmart at $1.13 billion, Target at $0.67 billion, and Amazon at $0.60 billion) and its ten largest customers, in the aggregate, accounted for approximately 50% of net sales. This concentration exposes Mattel to risk of a material adverse effect if one or more of Mattel's large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, redeploy their retail floor space to other product categories, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer reducing its overall purchases of Mattel's products, reducing the number and variety of Mattel's products that it carries, and the shelf space allotted for Mattel's products, or otherwise seeking to materially change the terms of the business relationship at any time could adversely affect Mattel's business, financial condition, and results of operations.
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
In recent years, consumer goods companies, including those in the toy business, generally have experienced the phenomenon of retail customers developing their own private-label products that directly compete with the products of traditional manufacturers. Some retail chains and online retailers that are customers of Mattel, including three of its largest retail customers, Walmart, Amazon and Target, sell private-label toys designed, manufactured, and branded by the retailers themselves. These toys may be sold at prices lower than comparable toys sold by Mattel and may result in lower purchases of Mattel-branded products by these retailers and reduce overall consumer demand for Mattel products. In some cases, retailers who sell these private-label toys are larger than Mattel and have substantially more resources than Mattel.
Mattel depends on key personnel and may not be able to hire, retain, and integrate sufficient qualified personnel to maintain and expand its business.
Mattel's future success depends partly on the continued contribution of key executives, designers, and technical, sales, marketing, manufacturing, entertainment, and other personnel. If Mattel fails to retain, hire, train, and integrate key personnel, Mattel's ability to maintain or expand its business could be harmed. Recruiting and retaining qualified personnel is costly and highly competitive. Labor shortages and increased labor costs as a result of increased competition for qualified talent, higher employee turnover rates, increases in employee benefit costs, wage inflation, or other disruptions to Mattel's workforce can negatively impact its business. In addition, changes to Mattel's current and future work environments may not meet the needs or expectations of its employees or be perceived as less favorable compared to other companies' policies, which could negatively impact Mattel's ability to hire and retain qualified personnel.
Market Conditions
The deterioration of global economic conditions could adversely affect Mattel's business, financial condition, and results of operations.
Mattel designs, manufactures, and markets a wide variety of toy products worldwide through sales to retailer customers and directly to consumers. Mattel's performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers' discretionary purchases of toy products are often impacted by a number of factors beyond Mattel's control, including, inflation, job losses, foreclosures, bankruptcies, reduced access to credit, interest rates, tax rates, investment losses, lower consumer confidence, and other macro-economic factors that affect consumer spending behavior. These or other factors can reduce the amount that consumers spend on the purchase of Mattel's products. Deterioration of global economic conditions have at times adversely affected Mattel's business and financial results. Unfavorable economic conditions can also impair the ability of those with whom Mattel does business to satisfy their obligations to us. Future deterioration of global economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel's liquidity and capital resources, including increasing Mattel's cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel's business, financial condition, and results of operations.
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
Mattel operates facilities and sells products in numerous countries outside the United States. During 2023, Mattel's International segment net sales were 41% of Mattel's total consolidated net sales. Furthermore, Mattel's net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Highly inflationary economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel's profitability. Mattel's efforts to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange contracts may ultimately be unsuccessful. Government action may restrict Mattel's ability to transfer capital across borders, such as recently enacted currency control regulations in China, and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel's ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have an adverse effect on Mattel's business, financial condition, and results of operations.
An increasing portion of Mattel's business may come from new and emerging markets, and growing business in new and emerging markets presents additional challenges.
An increasing portion of Mattel's net revenues may come from new and emerging markets, including China and India. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which are often quite different from those in the United States; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, quotas, or other protectionist measures.

Failure to properly manage these risks could adversely affect Mattel's business, financial condition, and results of operations.
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
Mattel's business is worldwide in scope, and political instability, civil unrest, the deterioration of the political, economic, or social situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel's business, financial condition, and results of operations. A change in trade status between the United States and a foreign country could result in a substantial increase in the import duty of toys manufactured in that foreign country and imported into the United States. For example, the United States has implemented certain trade actions directed at China, including imposing increased tariffs on certain goods imported into the United States from China, which has resulted in retaliatory tariffs by China. China has also implemented various trade actions directed at the United States. Further trade actions by the United States or China could result in diverting more production to, or sourcing from, countries other than China, and could cause customers in some countries or regions, such as China, to seek domestic or non-U.S. sources for products that Mattel sells, or to be pressured or incentivized by foreign governments not to purchase goods of U.S. companies, all of which could harm Mattel's future sales in these markets.
In addition, the United States, United Kingdom, and European Union, among other jurisdictions, have each imposed export controls, as well as financial and economic sanctions, currency controls, and other trade actions, on certain products, technologies, industry sectors, and parties in Russia as a result of the Russia-Ukraine war, which have resulted and could further result in retaliatory measures and actions by Russia. Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures or currency controls taken by China, Russia, or other countries in response, could further adversely affect Mattel's business, financial condition, and results of operations. The outcomes of, and disruptions associated with, upcoming elections in the United States and other jurisdictions in which Mattel operates could alter the political, economic, and regulatory landscape in ways that are unfavorable to Mattel's interests.
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
Global climate change, evolving stakeholder expectations for sustainability matters, and Mattel's related goals present challenges to its business and reputation that could adversely affect Mattel.
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
In addition, Mattel may incur capital expenditures, compliance costs, and other costs to comply with increasingly stringent environmental laws, compliance reporting, and enforcement policies. Governments around the world are increasingly focused on enacting laws and regulations regarding climate change and regulation of GHG emissions. Lawmakers and regulators in the United States and certain jurisdictions where Mattel operates have proposed or enacted regulations requiring reporting of GHG emissions and the restriction thereof, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy. For example, in October 2023, California enacted legislation addressing the disclosure of GHG emissions, climate-related risks, environmental claims, and the use or sale of voluntary carbon offsets. The Securities and Exchange Commission recently adopted a mandatory climate change reporting framework that is likely to materially increase the amount of time, monitoring, diligence and reporting costs related to these matters. Global efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In January 2023, the EU enacted the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of sustainability topics for both EU and non-EU companies.
A variety of other stakeholders, including regulators, investors, advisory firms, rating agencies, and customers, are establishing laws, regulations, expectations, and/or assessments reflecting their expectations for corporate practices related to climate change and other corporate responsibility matters. In August 2021, Mattel announced its goal to reduce absolute Scope 1 and Scope 2 GHG emissions 50% by 2030 (versus a 2019 baseline). Mattel has subsequently established additional goals related to sustainability matters. Such goals are based on Mattel management's current assumptions related to scientific or technological developments, carbon markets, the workforce and hiring market, and other matters that are subject to change in the future and which are outside of Mattel's control, as well as standards for measuring progress that are still in development, and subject to a number of significant risks and uncertainties. Mattel's efforts to be responsive to climate change, to reduce its carbon footprint, and regarding other sustainability matters cannot provide assurance that Mattel will successfully achieve its sustainability goals, that related costs may not be higher than expected, that proposed regulation or deregulation related to climate change and other sustainability matters will not be more aggressive than Mattel's measures and result in higher costs (or require additional resources), or that any investments Mattel makes in furtherance of achieving such goals will meet expectations for all stakeholders or any applicable binding or non-binding legal standards, any one of which could have an adverse effect on Mattel's financial condition, results of operations, or reputation.
Climate-related litigation has increased in recent years, including claims involving the failure of organizations to mitigate their impacts on climate change, the failure of organizations to adapt to climate change, and the insufficiency of disclosure around material financial risks or inaccuracy of climate-related disclosure. Additionally, as consumers and customers continue to put an increased priority on purchasing products that are sustainably manufactured and packaged, Mattel may need to incur increased costs in order to effectively source materials that are more sustainable, as well as increased costs for additional transparency, due diligence, and reporting. If Mattel's sustainability practices do not meet, or are not viewed as meeting, investor or other stakeholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones Mattel chooses to focus on), or if Mattel does not or appears not to achieve its sustainability goals, then investors, consumers, and other stakeholders could lose confidence in Mattel and its brands, damaging Mattel's reputation and negatively impacting operations.

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
There can be no assurance that Mattel will be able to realize the cost savings from its previously announced cost savings programs in the anticipated amounts or within the anticipated timeframes or at all, or that the impact of the efforts to achieve such cost savings will not be significantly different than currently anticipated. In addition, any cost savings that Mattel realizes may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from these cost savings programs could have an adverse effect on Mattel's business, financial condition, and results of operations.
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
All the factors discussed in this section or any other material announcements or events can affect Mattel's stock price. In addition, quarterly fluctuations in Mattel's operating results, changes in investor and analyst perception of Mattel's business risks and conditions of its business, Mattel's ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of Mattel's stock by research analysts, fluctuations in the stock prices of Mattel's peer companies or in stock markets in general, and general economic or political conditions can also cause the price of Mattel's stock to change. A significant drop in the price of Mattel's stock would expose Mattel to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, with the potential to adversely affect Mattel's business. For example, Mattel and certain other defendants have recently been party to certain class actions and certain derivative actions. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
Mattel identified a material weakness in its internal control over financial reporting which, if not remediated appropriately or timely, could affect Mattel's ability to record, process, and report financial information accurately, impair its ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.
Effective internal controls are necessary for Mattel to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part II, Item 9A "Controls and Procedures," Mattel determined that there is a material weakness in its internal control over financial reporting and as a result, its disclosure controls and procedures and internal control over financial reporting are not effective as of December 31, 2023. While Mattel is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness, there can be no assurance that the efforts will fully remediate the material weakness in a timely manner. If Mattel is unable to remediate the material weakness, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Mattel's ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject Mattel to civil and criminal penalties that could materially and adversely affect Mattel's reputation, financial condition, and operating results. The material weakness, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources and cause Mattel to incur unanticipated costs, and could negatively affect investor confidence in Mattel's financial statements, cause Mattel reputational harm, and raise other risks to its operations.
Legal and Regulatory
Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have an adverse effect on its business, financial condition, and results of operations.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. If Mattel does not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, it could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, shutdowns, or loss of or damage to intellectual property through security breach. Many of these systems are managed by third-party service providers. Mattel relies on such third parties to provide services on a timely and effective basis, but Mattel ultimately does not control their performance. Mattel uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, regulatory compliance, back-office support, and other functions. A small and growing volume of Mattel's consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. In addition, Mattel's distributors, suppliers, and other external business partners utilize their own information technology systems that are subject to similar risks to Mattel as described above. Their failure to perform as expected or as required by contract, or a cyber-attack on them that disrupts their systems, could result in significant disruptions and costs to Mattel's operations or, in the case of third-party service providers, a penetration of Mattel's systems. Mattel and its business partners and third-party service providers collect, process, store, and transmit consumer data, including personal and payment information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of Mattel's business partners' technology and systems, can expose Mattel or its customers to a risk of loss or misuse of such information, which can adversely affect Mattel's operating results, result in regulatory enforcement, other litigation and potential liability for Mattel, and otherwise harm its business. Mattel's ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers.
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
The systems and processes that Mattel has developed to protect personal information and prevent data loss and other security breaches, including systems and processes designed to prevent, detect, and minimize the impact of a security breach at a third-party provider as well as enhancements to the security of Mattel's systems and processes following the July 2020 ransomware attack, do not provide absolute security, and any failure or inadequacy of such systems or processes could have an adverse effect on Mattel's business, financial condition, and results of operations. While Mattel carries cyber and business continuity insurance commensurate with its size and the nature of its operations, there can be no guarantee that costs incurred as a result of cyber events will be covered completely. The recent global shift to remote work environments (including for Mattel's employees, customers, sellers, suppliers, vendors, and other third parties) may amplify these security risks or introduce additional security vulnerabilities. Additionally, AI may increase the frequency or efficacy of cyberattacks against Mattel.
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
If Mattel fails to comply with applicable U.S. and foreign laws related to privacy, data security, AI, and data protection, it could adversely affect Mattel's operating results and financial condition.
As a global company, Mattel is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection, AI, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, Mattel is or may become subject to a variety of laws and regulations such as the European Union's General Data Protection Regulation ("GDPR"), EU Artificial Intelligence Act ("EU AI Act"), China's Personal Information Protection Law ("PIPL"), California's Consumer Privacy Act ("CCPA"), or the U.S. Children's Online Privacy Protection Act of 1998 ("COPPA") regarding privacy, data protection, AI (including automated decision-making) and data security. These laws and regulations are continuously evolving and developing, creating significant uncertainty as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the GDPR, which greatly increases the jurisdictional reach of EU law and became effective in May 2018, added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. The EU AI Act, which is expected to become effective in the coming years, imposes certain requirements and limitations on developers and deployers of AI systems designated as "high risk," including in some cases AI systems designed for interaction with children. The requirements will apply to companies based outside the EU but operating on the EU market, and will carry the potential for substantial penalties for non-compliance. China's PIPL imposes additional operational requirements relating to processing personal information and provides for penalties and enforcement mechanisms. China has recently enacted complex and highly restrictive cybersecurity, data localization, and cross border data transfer laws. The CCPA requires covered companies to provide additional disclosures and data rights to data subjects. The California Privacy Rights Act ("CPRA"), which became operative on January 1, 2023, established the California Privacy Protection Agency to enforce Californians' privacy rights under the CCPA. Since the CCPA was enacted, several other states have enacted and are in the process of enacting similar comprehensive privacy schemes, certain of which also impose obligations on companies developing and using AI or automated decision-making technologies.
Mattel's ongoing compliance with the GDPR and other privacy and data protection laws, such as the PIPL, CCPA, CPRA, and COPPA, as well as initiatives to comply with new legal regimes relating to privacy, data protection, and AI, imposes significant costs and challenges that are likely to increase over time, including as Mattel introduces sophisticated digital and smart technology products, including products that incorporate AI. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or Mattel's practices. Any failure, or perceived failure, by Mattel or third-party service providers to comply with Mattel's privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on Mattel's operating results and financial condition.
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
In addition, Mattel's business is subject to the risk of third parties counterfeiting its products or infringing on its intellectual property rights. The legal landscape for some new technologies, including AI (particularly generative AI), remains uncertain, and development of the law in this area could impact Mattel's ability to protect against potentially infringing uses associated with both the development and use of AI. In addition, the availability of copyright protection and other legal protections for IP generated by certain new technologies, such as generative AI, is uncertain. The steps Mattel has taken may not prevent unauthorized use of its intellectual property, particularly in foreign countries where the laws may not protect its intellectual property as fully as in the United States. Mattel at times resorts to litigation to protect its intellectual property rights, which could result in substantial costs and diversion of resources. Mattel's failure to protect its proprietary intellectual property and information, including with respect to any successful challenge to Mattel's ownership of its intellectual property or significant infringements of its intellectual property, could have an adverse effect on Mattel's business, financial condition, and results of operations.
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
Mattel is, from time to time, involved in litigation or other disputes, investigations, and regulatory matters. An unfavorable resolution of these matters could have an adverse effect on Mattel's business, financial condition, and results of operations. Regardless of their outcome, these matters may result in substantial costs and expenses, significantly divert the attention of management, or interrupt Mattel's normal business operations. There can be no assurance that Mattel will be able to prevail in, or achieve a favorable settlement of, any of these matters. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
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
New tax laws and interpretations of tax law are taken into account for financial statement purposes in the quarter or year that they become applicable. The Organization for Economic Co-operation and Development reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two rules. Mattel is continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of the legislative changes could impact Mattel’s effective tax rate and tax liabilities. When and how these rules are adopted or enacted by various countries in which Mattel does business could increase tax complexity and uncertainty and may adversely affect Mattel’s worldwide effective tax rate, income tax expense, and cash flows. Mattel is subject to regular review and audit by both domestic and foreign tax authorities. Tax authorities are increasingly scrutinizing the tax positions of companies and Mattel has tax audits pending in several jurisdictions. If the U.S. or foreign tax authorities change applicable tax laws or successfully challenge how or where Mattel's profits are currently recognized, Mattel's overall taxes could increase, and Mattel's business, financial condition or results of operations may be adversely impacted.
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
At December 31, 2023, Mattel had $2.33 billion of indebtedness on a consolidated basis, consisting primarily of 3.375% Senior Notes due 2026, 5.875% Senior Notes due 2027, and 3.750% Senior Notes due 2029, as well as Senior Notes issued in prior years. In addition, Mattel has $1.40 billion of commitments under its revolving credit facility. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Subject to the limits contained in the credit agreement that governs Mattel's revolving credit facility, the indentures that govern the notes, and Mattel's other debt instruments, Mattel may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent Mattel does so, the risks related to Mattel's high level of debt would increase. Specifically, Mattel's substantial indebtedness could have important consequences. For example, it could:
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
•Expose Mattel to the risk of increased interest rates as borrowings under its revolving credit facility will be subject to variable rates of interest;
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
Mattel's credit ratings have fluctuated in recent years. If Mattel's credit ratings decline, its cost of issuing new debt could increase. Mattel may be hindered from obtaining, or required to incur incremental costs to obtain, additional credit in tight credit markets. Further, Mattel's ability to issue additional debt could be adversely affected by other factors, including market conditions. The interest rate margins, unused line fee, and letter of credit fronting fee under Mattel's revolving credit facility may fluctuate based on Mattel's credit ratings. For example, if Mattel's credit ratings decline, its debt service obligations under its revolving credit facility may increase even if the principal amount borrowed remains the same.

In addition, the indentures governing the notes and the agreements governing Mattel's revolving credit facility contain affirmative and negative covenants that limit Mattel's ability to engage in activities that may be in its long-term best interests. Mattel's failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of Mattel's debts.
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
Mattel's business may not generate sufficient cash flow from operations and future borrowings may not be available under Mattel's revolving credit facility in an amount sufficient to enable Mattel to pay its indebtedness or to fund its other liquidity needs. In such circumstances, Mattel may need to refinance all or a portion of its indebtedness upon or before maturity. Mattel may not be able to refinance any of its indebtedness, including its revolving credit facility and the notes, on commercially reasonable terms or at all. If Mattel cannot service its indebtedness, Mattel may need to take actions such as selling assets, issuing additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances. There can be no assurance that such actions, if necessary, will be effected on commercially reasonable terms or at all. The credit agreement governing Mattel's revolving credit facility and the indentures governing the notes will restrict Mattel's ability to sell assets and use the proceeds from such sales.
If Mattel is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Mattel otherwise fails to comply with the various covenants in the instruments governing its indebtedness, Mattel could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness will have the right to elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Mattel's revolving credit facility will have the right to elect to terminate their commitments thereunder, cease making further loans, and institute foreclosure proceedings against Mattel's assets, and Mattel could be forced into bankruptcy or liquidation. Declines in Mattel's operating performance may require Mattel to obtain waivers in the future from the required lenders under its revolving credit facility to avoid being in default. If Mattel breaches its covenants under its revolving credit facility and seeks a waiver, Mattel may not be able to obtain a waiver from the required lenders. If this occurs, Mattel would be in default under its revolving credit facility, the lenders could exercise their rights, as described above, and Mattel could be forced into bankruptcy or liquidation.
Mattel's variable rate indebtedness subjects Mattel to interest rate risk, which could cause Mattel's debt service obligations to increase significantly.
Borrowings under Mattel's revolving credit facility will be at variable rates of interest and will expose Mattel to interest rate risk. If interest rates continue to increase, Mattel's debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and Mattel's net income and cash flows, including cash available for servicing its indebtedness, will correspondingly decrease. Assuming Mattel's revolving credit facility is fully drawn up to the maximum commitment level and the interest rates are above the interest rate floor set forth in the credit agreement governing Mattel's revolving credit facility, each one-eighth point change in interest rates would result in a $1.75 million change in annual interest expense on Mattel's indebtedness under its revolving credit facility. Any interest rate swaps that Mattel enters into with respect to its variable rate indebtedness may not fully mitigate Mattel's interest rate risk.
Mattel is dependent upon its lenders for financing to execute its business strategy and meet its liquidity needs. If Mattel's lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could adversely affect Mattel's business, financial condition, and results of operations.
There is risk that one or more of Mattel's lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to extending credit up to the maximum amount permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If Mattel's lenders are unable to fund borrowings under their credit commitments or Mattel is unable to borrow, it could be difficult to replace Mattel's revolving credit facility on similar terms, which could adversely affect Mattel's business, financial condition, and results of operations.

Mattel's stock repurchase program could affect the price of its common stock and may be suspended at any time, and there is no guarantee that repurchases under the program, if any, will enhance stockholder value.
Mattel has a stock repurchase program, under which it is currently authorized to repurchase up to $1.00 billion of its common stock. The stock repurchase program does not obligate Mattel to repurchase any dollar amount or number of shares and may be suspended at any time without prior notice, which could cause the market price of Mattel's common stock to decline. The amount and timing of repurchases under Mattel's share repurchase program, if any, are influenced by many factors and may fluctuate based on Mattel's operating results, cash flows, priorities for the use of cash, the market price of Mattel's common stock, and its possession of potentially material nonpublic information. There is no guarantee as to the exact number of shares to be repurchased by Mattel, if any. Repurchases pursuant to the stock repurchase program could affect Mattel's stock price and increase its volatility. The existence of a stock repurchase program could also cause Mattel's stock price to be higher than it would be in the absence of such a program. Additionally, repurchases under the stock repurchase program utilize Mattel's cash reserves, which could impact its ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of Mattel's common stock may decline below the levels at which it repurchased shares of common stock.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
Mattel has processes in place for assessing, identifying, and managing material risks from cybersecurity threats, which include developing, implementing, and maintaining cybersecurity measures and controls. Mattel considers the following factors, among others, to assess whether adequate protections are in place to address risks from known and anticipated cybersecurity threats: likelihood and severity of risk; impact on Mattel and others, including retail customers, suppliers, consumers, or employees, if a risk materializes; feasibility and cost of controls; and impact of controls on operations.
As part of its cybersecurity risk management program, Mattel utilizes cybersecurity assessors, consultants, auditors, and other third-parties to assist its internal team with network security, cloud security, endpoint security, data loss prevention, and security information and event management. In addition, Mattel utilizes a variety of third-party technology, information systems, and service providers to help identify, isolate, and mitigate security incidents.
Mattel seeks to identify vulnerabilities and mitigate risks from cybersecurity threats posed by its use of third-party technology, information systems, and service providers through oversight by Mattel's information technology ("IT") organization through a variety of processes, including conducting onboarding due diligence, imposing contractual obligations related to privacy and information security, and regularly monitoring the performance of third parties providing critical support systems.
To support incident response preparedness, Mattel has developed a cybersecurity incident response plan and conducts an annual simulated incident exercise. The cybersecurity incident response plan addresses cybersecurity incidents that directly impact Mattel or arise from Mattel's use of third-party technology, information systems, and service providers. Mattel also utilizes business continuity and disaster recovery plans to prepare for potential disruptions in technology that Mattel relies upon. Further, Mattel monitors novel and advanced cybersecurity threats and provides ongoing employee security awareness training.
As part of Mattel's overall risk management program, Mattel's IT organization has a governance, risk, and compliance group that provides oversight regarding IT-related risks, including cybersecurity risks, and monitors Mattel's IT control environment. This group also works with Mattel's Internal Audit team to assess Mattel's cybersecurity processes. In addition, Mattel's IT organization has a steering committee comprised of internal privacy and cybersecurity experts, chaired by Mattel's Chief Information Security Officer ("CISO"), which is responsible for the development and maintenance of Mattel's privacy and information security programs and regularly reports to Mattel's Chief Technology Officer ("CTO").
Mattel is subject to cybersecurity threats that could have a material adverse impact on its results of operations, financial condition, and liquidity, as further discussed in Item 1A "Risk Factors" under the headings of Legal and Regulatory. Mattel is not aware of having experienced any cybersecurity threats or incidents to date that have materially affected or are reasonably likely to materially affect Mattel, its business strategy, results of operation or financial condition. However, there can be no assurance that Mattel will be able to mitigate negative impacts in the same way in the event of future attacks or other cyber incidents.

Governance
Mattel's CISO has more than twenty years of cybersecurity industry experience at Mattel and elsewhere and is responsible for coordinating cybersecurity efforts within Mattel, with a focus on cybersecurity threat prevention, detection, and mitigation, as well as enhancement of privacy and security measures, including security updates, security architecture and engineering, and identity access management. Mattel's CISO reports to the CTO, regularly communicating risks and other relevant information related to cybersecurity threats and incidents. Mattel's CTO has significant leadership, cybersecurity, and technology experience, is responsible for overseeing the monitoring and mitigation of cybersecurity threats, and advises and consults Mattel's senior management regarding material cybersecurity risks.
A team led by the CISO implements and maintains systems designed to detect and prevent cybersecurity threats, monitors important developments that may present risk to Company and third-party systems, and oversees the results of internal and third-party security reviews. The CISO provides regular updates to Mattel's CTO regarding critical and major severity security incidents involving Company systems, security incidents involving third parties that have the potential to impact Mattel's operations or involve sensitive customer, supplier, consumer, or employee data, and mitigation and remediation implemented to address such threats or incidents.
The Audit Committee of the Board of Directors (the "Audit Committee") oversees the Company's assessment and management of material cybersecurity risks. The CTO reports to the Audit Committee on Mattel's cybersecurity, including material cybersecurity risks and mitigation, at least annually. The CTO reports and escalates cybersecurity incidents to management and the Audit Committee as appropriate.
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
Mattel maintains leased offices in the United States, in Arkansas, California, and Minnesota, and leased warehouse and distribution facilities in California, Pennsylvania, Texas, and in Mississauga, Canada, all of which are used by the North America segment. Mattel leases corporate office space in Middleton, Wisconsin for American Girl, retail and related office space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in five other cities across the United States for its American Girl boutique stores. Internationally, Mattel has offices and/or warehouse space in over 30 countries. Mattel leases facilities used by the International segment in various foreign jurisdictions, including China, Mexico, and the United Kingdom. Mattel also leases office space and principal manufacturing facilities in China, which support the North America, International, and American Girl segments.
For all remaining leases that are scheduled to expire within the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Leases." Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.
Item 3.    Legal Proceedings.
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Mattel's common stock, par value $1.00 per share, is traded under the symbol "MAT" on The Nasdaq Global Select Market.
Holders of Record
As of March 4, 2024, Mattel had approximately 15,000 holders of record of its common stock.
Dividends
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements —Stockholders' Equity—Dividends."
Recent Sales of Unregistered Securities
During the fourth quarter of 2023, Mattel did not sell any unregistered securities.
Issuer Purchases of Equity Securities
During 2023, Mattel repurchased 10.4 million shares of its common stock at a cost of $203.0 million. During 2022 and 2021, Mattel did not repurchase any shares of its common stock.
The following table provides certain information with respect to Mattel's purchases of its common stock during the fourth quarter of 2023:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Period:
October 1 - 31	1,710,604	$18.82	1,710,221	$60,975,153
November 1 - 30	3,173,304	19.23	3,171,631	—
December 1 - 31	3,835	18.88	—	—
Total	4,887,743	$19.08	4,881,852	$—
(a)The total number of shares purchased includes 5,891 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors approved a $500.0 million increase to Mattel's share repurchase authorization and, as of December 31, 2023, such authorization was exhausted. On February 5, 2024, the Board of Directors authorized a new $1.00 billion share repurchase program. During February 2024, Mattel executed $100.0 million of share repurchases under the new program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2018 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return
Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index

250
200
150
100
50
0
Index Value
2018
2019
2020
2021
2022
2023
Period Ending
Mattel, Inc.
S&P 500
S&P 500 Consumer Discretionary

	December 31,
	2018	2019	2020	2021	2022	2023
Cumulative Total Return:
Mattel, Inc.	$100.00	$135.64	$174.67	$215.82	$178.58	$188.99
S&P 500	$100.00	$126.17	$143.39	$178.85	$155.42	$180.90
S&P 500 Consumer Discretionary	$100.00	$126.53	$165.74	$211.63	$167.12	$207.71

Item 6.    Reserved.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Note that amounts within this Item shown in millions may not foot due to rounding.
Mattel has omitted discussion of 2021 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Mattel's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Overview
Mattel is a leading global toy and family entertainment company and owner of one of the most iconic brand portfolios in the world. Mattel creates innovative products and experiences that inspire fans, entertain audiences, and develop children through play. Mattel is focused on the following strategy to grow its IP-driven toy business and expand its entertainment offering:
•Grow toy business profitably through scaling Mattel's portfolio, optimizing operations, evolving demand creation, and growing franchise brands; and
•Expand entertainment offering to capture the full value of Mattel's IP outside the toy aisle in highly accretive business verticals, by growing franchise brands and accelerating content, consumer products, and digital and live experiences.
Russia - Ukraine War
The ongoing war between Russia and Ukraine has led to volatility and disruption in these countries. The length and impact of the ongoing war is highly unpredictable. While Mattel has no direct operations in Ukraine, its operations in Russia have experienced significant disruption. Mattel paused all shipments into Russia in early 2022, and net sales in these countries have declined during the years ended December 31, 2023 and 2022. Mattel's net sales in these two countries represented less than 1% of total net sales during the years ended December 31, 2023 and 2022, respectively.
Recent Developments
During 2023, Mattel made additional progress to execute its strategy to grow its IP-driven toy business and expand its entertainment offering, as it gained market share, achieved success with the Barbie movie, and further strengthened its financial position.
Mattel's full year net sales were comparable to the prior year, with meaningful sales growth in the second half of the year as shipping patterns realigned with historical trends. Mattel's full year results included an improvement to operating cash flows and gross margin expansion, with significant contributions from cost savings actions, pricing, and benefits from the theatrical release of the Barbie movie during the second half of 2023. Full year gross margin improved to 47.5% in 2023, from 45.7% in 2022.

Mattel ended the year with a cash balance of $1.26 billion, compared to $761.2 million in the prior year. The increase in cash was the result of Mattel's cash flows from operations, which were $869.8 million in 2023, driven by improved working capital, partially offset by cash used for capital expenditures and share repurchases.
During 2023, Mattel resumed its share repurchase program and completed $203.0 million of share repurchases, exhausting the remaining share repurchase authorization under the program. On February 5, 2024, the Board of Directors authorized a new $1.00 billion share repurchase program. During February 2024, Mattel executed $100.0 million of share repurchases under the new program.
Additionally, in February 2024, Mattel announced the Optimizing for Profitable Growth program, a multi-year cost savings program that follows the Optimizing for Growth program and is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint, with targeted annual gross cost savings of $200.0 million between 2024 and 2026.
Mattel is operating in a macro-economic environment that may impact consumer demand. To the extent the macro-economic environment worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" for further discussion regarding potential impacts on Mattel's business.
Results of Operations
Consolidated Results
The following table presents Mattel's consolidated results for 2023 and 2022:

	For the Year Ended				Year/Year Change
	December 31, 2023		December 31, 2022
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$5,441.2		$5,434.7		—%
Cost of sales	2,857.5	52.5%	2,953.3	54.3%	-3%	(180)
Gross profit	2,583.7	47.5%	2,481.4	45.7%	4%	180
Advertising and promotion expenses	524.8	9.6%	534.3	9.8%	-2%	(20)
Other selling and administrative expenses	1,497.3	27.5%	1,271.6	23.4%	18%	410
Operating income	561.7	10.3%	675.5	12.4%	-17%	(210)
Interest expense	123.8	2.3%	132.8	2.4%	-7%	(10)
Interest (income)	(25.2)	-0.5%	(9.4)	-0.2%	169%	(30)
Other non-operating (income) expense, net	(2.3)		47.8
Income before income taxes	465.4	8.6%	504.3	9.3%	-8%	(70)
Provision for income taxes	269.5		135.9
(Income) from equity method investments	(18.4)		(25.4)
Net income	$214.4	3.9%	$393.9	7.2%	-46%	(330)
Sales
Net sales in 2023 were $5.44 billion, relatively flat as compared to $5.43 billion in 2022. Net sales were impacted by higher gross billings of $53.6 million, which were partially offset by increases in sales adjustments of $47.0 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for 2023 and 2022:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2023	December 31, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$2,394.2	$2,084.0	15%	2%
Infant, Toddler, and Preschool	1,000.8	1,117.5	-10%	1%
Vehicles	1,641.0	1,450.8	13%	2%
Action Figures, Building Sets, Games, and Other	1,065.8	1,396.1	-24%	1%
Gross Billings	$6,101.8	$6,048.3	1%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,537.8	$1,490.6	3%	1%
Hot Wheels	1,432.4	1,251.4	14%	2%
Fisher-Price	852.6	935.9	-9%	1%
Other	2,279.0	2,370.4	-4%	1%
Gross Billings	$6,101.8	$6,048.3	1%	1%
Gross billings were $6.10 billion in 2023, an increase of $53.6 million, or 1%, as compared to $6.05 billion in 2022, with a favorable impact from changes in currency exchange rates of one percentage point. The increase in gross billings was due to higher billings of Dolls and Vehicles, partially offset by lower billings of Action Figures, Building Sets, Games, and Other and Infant, Toddler, and Preschool.
Dolls gross billings increased 15%, of which 10% was due to higher billings of Disney Princess and Disney Frozen products, 6% was due to higher billings of Monster High products, and 2% was due to higher billings of Barbie, driven primarily by licensing revenues associated with the release of the Barbie movie.
Infant, Toddler, and Preschool gross billings decreased 10%, of which 7% was due to lower billings of Fisher-Price products.
Vehicles gross billings increased 13%, of which 12% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 24%, of which 14% was due to lower billings of Jurassic World products and 9% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $660.6 million in 2023, as compared to $613.6 million in 2022. Sales adjustments as a percentage of net sales increased to 12.1% in 2023 from 11.3% in 2022. The increase to sales adjustments as a percentage of net sales was primarily due to higher promotional activities among key retailers, as well as a shift in customer mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of Sales
Cost of sales decreased by $95.8 million, or 3%, to $2.86 billion in 2023 from $2.95 billion in 2022. Within cost of sales, product and other costs decreased by $139.3 million, or 6%, to $2.28 billion in 2023 from $2.42 billion in 2022, freight and logistics expenses increased by $24.4 million, or 8%, to $327.0 million in 2023 from $302.6 million in 2022, and royalty expense increased by $19.0 million, or 8%, to $249.8 million in 2023 from $230.8 million in 2022.
Gross Margin
Gross margin increased to 47.5% in 2023 from 45.7% in 2022. The increase in gross margin was primarily due to incremental realized savings from the Optimizing for Growth program of 130 basis points, favorable mix of 110 basis points, which primarily related to the release of the Barbie movie, favorable pricing, net of higher sales adjustments of 100 basis points, and cost deflation of 60 basis points, partially offset by unfavorable fixed cost absorption due to lower production volume and other supply chain costs of 220 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales were relatively flat in 2023 at 9.6% in 2023, compared to 9.8% in 2022.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.50 billion, or 27.5% of net sales, in 2023, as compared to $1.27 billion, or 23.4% of net sales, in 2022. The increase in other selling and administrative expenses was primarily due to higher incentive compensation of $152.2 million, market-related pay increases of $38.1 million, higher severance and restructuring charges of $34.7 million, and a prior year gain on sale of assets of $26.9 million, partially offset by incremental realized savings from the Optimizing for Growth program of $46.0 million.
Interest Expense
Interest expense was $123.8 million in 2023, as compared to $132.8 million in 2022. The decrease was primarily due to lower interest expense of $8.2 million in 2023 due to the $250.0 million repayment of the 2013 Senior Notes due March 2023 in the fourth quarter of 2022.
Interest (Income)
Interest income increased to $25.2 million in 2023, as compared to $9.4 million in 2022, due to higher average interest rates on invested cash in 2023.
Other Non-Operating (Income) Expense, Net
Other non-operating income, net was $2.3 million in 2023, as compared to other non-operating expense, net of $47.8 million in 2022. In the fourth quarter of 2022, the liquidation of Mattel's subsidiary in Argentina was substantially completed, and Mattel recognized its cumulative currency translation adjustments of $45.4 million as a loss in other non-operating expense, net. See Item 7A "Quantitative and Qualitative Disclosures About Market Risk—Argentina Operations" for more information.
Provision for Income Taxes
Mattel's provision for income taxes was $269.5 million in 2023, as compared to $135.9 million in 2022. In 2023, Mattel completed an intra-group transfer of certain IP rights, resulting in a net tax expense of $161.4 million related to the write-down of certain foreign deferred tax assets and the establishment of certain U.S. deferred tax assets. The 2023 income tax provision included a net tax expense of $9.9 million, including $19.2 million related to reassessments of prior year's tax liabilities based on the status of audits and settlements in various jurisdictions, partially offset by $9.2 million of benefits from the expiration of certain statutes of limitations. The 2022 income tax provision included an $11.0 million tax expense related to certain foreign subsidiaries' deferred tax liabilities of undistributed earnings and a $15.2 million tax benefit related to reassessments of prior year's tax liabilities based on the status of audits and settlements in various jurisdictions.

Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. Changes in the valuation allowances in 2022 primarily related to utilization and expiration of tax attributes and currency fluctuations. As of December 31, 2022, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $16 million and $74 million, respectively. Changes in the valuation allowances in 2023 primarily related to changes in the assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes, and currency fluctuations. As of December 31, 2023, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $14 million and $71 million, respectively. As of December 31, 2023 and 2022, Mattel had recorded net deferred tax assets of $243.1 million and $416.5 million, respectively.
The Organization for Economic Co-operation and Development (OECD) reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two rules.  Mattel is continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of the legislative changes could impact Mattel's effective tax rate and tax liabilities. When and how these laws and regulations are adopted or enacted by various countries in which Mattel operates could increase tax complexity and uncertainty and may adversely affect Mattel's worldwide effective tax rate, income tax expense and cash flows.
Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for 2023 and 2022:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2023	December 31, 2022
	(In millions, except percentage information)
Net Sales	$3,003.2	$2,987.8	1%	—%
Segment Operating Income	793.4	765.9	4%
Net sales for the North America segment in 2023 were $3.00 billion, an increase of $15.4 million or 1%, as compared to $2.99 billion in 2022. The increase in net sales was the result of an increase in gross billings of $32.2 million, partially offset by an increase in sales adjustments of $16.8 million.

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2023	December 31, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,153.8	$940.3	23%	—%
Infant, Toddler, and Preschool	618.6	698.3	-11%	—%
Vehicles	812.4	736.9	10%	—%
Action Figures, Building Sets, Games, and Other	633.5	810.6	-22%	—%
Gross Billings	$3,218.3	$3,186.1	1%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$840.4	$776.3	8%	—%
Hot Wheels	690.8	617.9	12%	—%
Fisher-Price	532.0	584.5	-9%	—%
Other	1,155.1	1,207.3	-4%	—%
Gross Billings	$3,218.3	$3,186.1	1%	—%
Gross billings were $3.22 billion in 2023, an increase of $32.2 million, or 1%, as compared to $3.19 billion in 2022. The increase in the North America segment gross billings was primarily due to higher billings of Dolls and Vehicles, partially offset by lower billings of Action Figures, Building Sets, Games, and Other and Infant, Toddler, and Preschool.
Dolls gross billings increased 23%, of which 11% was due to higher billings of Disney Princess and Disney Frozen products, 7% was due to higher billings of Barbie, driven primarily by licensing revenues associated with the release of the Barbie movie, and 5% was due to higher billings of Monster High products.
Infant, Toddler, and Preschool gross billings decreased 11%, of which 7% was due to lower billings of Fisher-Price products and 2% was due to lower billings of Power Wheels products.
Vehicles gross billings increased 10%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 22%, of which 14% was due to lower billings of Jurassic World products and 8% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022.
Sales adjustments increased to $215.1 million in 2023, as compared to $198.3 million in 2022. Sales adjustments as a percentage of net sales increased to 7.2% in 2023 from 6.6% in 2022. The increase to sales adjustments as a percentage of net sales was primarily due to higher promotional activities.
Cost of sales decreased by $27.5 million, or 2%, to $1.63 billion in 2023 from $1.65 billion in 2022, as compared to a 1% increase in net sales, primarily due to a decrease in product and other costs of $60.5 million, partially offset by an increase in freight and logistics expenses of $24.5 million.
Gross margin increased to 45.9% in 2023 from 44.9% in 2022, primarily due to incremental realized savings from the Optimizing for Growth program of 130 basis points, favorable mix of 110 basis points, which primarily related to the release of the Barbie movie, cost deflation of 60 basis points, and favorable pricing, net of higher sales adjustments of 50 basis points, partially offset by unfavorable fixed cost absorption and other supply chain costs of 250 basis points.
North America segment operating income was $793.4 million in 2023, as compared to segment operating income of $765.9 million in 2022, due to higher gross profit of $42.9 million, partially offset by higher other selling and administrative expenses of $15.9 million.

International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for 2023 and 2022:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2023	December 31, 2022
	(In millions, except percentage information)
Net Sales	$2,230.8	$2,220.0	—%	3%
Segment Operating Income	299.1	295.8	1%
Net sales for the International segment in 2023 were $2.23 billion, relatively flat as compared to $2.22 billion in 2022. Net sales were impacted by higher gross billings of $41.1 million, which were partially offset by increases in sales adjustments of $30.4 million.

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2023	December 31, 2022
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,026.2	$909.7	13%	4%
Infant, Toddler, and Preschool	382.2	419.2	-9%	4%
Vehicles	828.6	713.9	16%	4%
Action Figures, Building Sets, Games, and Other	432.3	585.5	-26%	3%
Gross Billings	$2,669.4	$2,628.2	2%	4%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$697.4	$714.2	-2%	3%
Hot Wheels	741.6	633.5	17%	4%
Fisher-Price	320.6	351.4	-9%	4%
Other	909.8	929.1	-2%	3%
Gross Billings	$2,669.4	$2,628.2	2%	4%
Gross billings for the International segment were $2.67 billion in 2023, an increase of $41.1 million, or 2%, as compared to $2.63 billion in 2022, with a favorable impact from changes in currency exchange rates of four percentage points. The increase in the International segment gross billings was due to higher billings of Dolls and Vehicles, partially offset by lower billings of Action Figures, Building Sets, Games and Other and Infant, Toddler, and Preschool.
Dolls gross billings increased 13%, of which 12% was due to higher billings of Disney Princess and Disney Frozen products and 8% was due to higher billings of Monster High products, partially offset by lower billings of Enchantimals products of 4% and lower billings of Barbie products of 2%.
Infant, Toddler, and Preschool gross billings decreased 9%, of which 7% was due to lower billings of Fisher-Price products.
Vehicles gross billings increased 16%, of which 15% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 26%, of which 13% was due to lower billings of Jurassic World products and 9% was due to lower billings of Lightyear products, following their theatrical releases during the second quarter of 2022, and 2% was due to lower billings of other Action Figures products.
Sales adjustments increased to $438.6 million in 2023, as compared to $408.2 million in 2022. Sales adjustments as a percentage of net sales increased to 19.7% in 2023 from 18.4% in 2022. The increase to sales adjustments as a percentage of net sales was due to higher promotional activities among key retailers and higher net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in 2023 of $11.4 million.

Cost of sales increased by $20.8 million, or 2%, to $1.23 billion in 2023 from $1.21 billion in 2022, as compared to a slight increase in net sales, primarily due to an increase of product and other costs of $11.9 million and higher royalty expense of $10.2 million.
Gross margin in 2023 decreased to 44.7% from 45.6% in 2022, primarily due to unfavorable foreign currency exchange of 320 basis points and unfavorable fixed cost absorption from lower production volumes and other supply chain costs of 320 basis points. This was partially offset by favorable pricing actions, net of higher sales adjustments of 170 basis points, incremental realized savings from the Optimizing for Growth program of 150 basis points, favorable mix of 130 basis points, which primarily related to the release of the Barbie movie, and cost deflation of 100 basis points.
International segment operating income was $299.1 million in 2023, as compared to segment operating income of $295.8 million in 2022, primarily due to lower other selling and administrative expenses of $7.6 million and lower advertising and promotion expenses of $5.7 million, offset by lower gross profit of $10.0 million.
American Girl Segment
The following table provides a summary of Mattel's net sales and segment operating income for the American Girl segment for 2023 and 2022:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2023	December 31, 2022
	(In millions, except percentage information)
Net Sales	$207.2	$226.9	-9%	—%
Segment Operating (Loss) Income	(5.7)	0.2	N/M
N/M - Not meaningful
Net sales for the American Girl segment in 2023 were $207.2 million, a decrease of $19.6 million, or 9%, as compared to $226.9 million in 2022. The decrease in net sales was the result of declines in gross billings of $19.8 million. Gross billings decreased to $214.2 million in 2023 from $234.0 million in 2022, primarily due to lower billings of Truly Me dolls of $20.4 million.
Sales adjustments were $7.0 million in 2023, as compared to $7.1 million in 2022.
Cost of sales decreased by $8.2 million, or 8%, to $97.9 million in 2023 from $106.1 million in 2022, as compared to a 9% decrease in net sales, primarily due to a decrease of product and other costs of $9.8 million.
Gross margin in 2023 decreased to 52.8% from 53.2% in 2022, primarily due to cost inflation of 130 basis points, partially offset by incremental realized savings from the Optimizing for Growth program of 70 basis points and favorable product mix and other of 20 basis points.
American Girl segment operating loss was $5.7 million in 2023, as compared to segment operating income of $0.2 million in 2022, primarily due to lower gross profit of $11.4 million, offset by lower advertising and promotion expenses of $3.2 million and lower other selling and administrative expenses of $2.3 million. The decrease in other selling and administrative expenses was primarily due to lower rent expense of $7.9 million and lower miscellaneous other selling and administrative expenses, partially offset by a gain on the sale of the American Girl corporate office and distribution center in the prior year of $15.2 million, which reduced other selling and administrative expense in 2022.

Cost Savings Programs
Optimizing for Growth (formerly Capital Light)
In February 2021, Mattel announced the Optimizing for Growth program (the "OFG program"), a multi-year cost savings program that integrates and expands upon the previously announced Capital Light program, which had targeted annual gross cost savings of $250 million from actions expected to be completed beginning 2021 through 2023. In February 2023, Mattel expanded the OFG program and increased the targeted annual gross cost savings from $250 million to $300 million, reflecting additional initiatives, including actions to further streamline Mattel's organizational structure. As of December 31, 2023, Mattel concluded the OFG program and, excluding previous actions taken under the Capital Light program, achieved annualized gross cost savings of approximately $343 million.
Of the $343 million in gross cost savings, approximately 60% benefits cost of sales, 30% benefits other selling and administrative expenses, and 10% benefits advertising and promotion expenses. Total cash expenditures associated with the OFG program, excluding previous actions taken under the Capital Light program, were approximately $170 million.
The cost of actions for the OFG program, excluding previous actions taken under the Capital Light program, were as follows:

Optimizing for Growth – Actions	Total Cost
Employee severance	$55 million
Real estate/supply chain optimization and other restructuring costs	$33 million
Non-cash charges (a)	$58 million
Total severance and restructuring costs	$146 million
Information technology enhancements and other investments	$82 million
Total actions	$228 million
(a)Non-cash charges include $45.4 million of currency translation losses that were recognized within other non-operating expense, net, in the consolidated statement of operations during 2022 as a result of Mattel's liquidation of its subsidiary in Argentina, which was substantially completed in 2022.
Cumulatively, in conjunction with previous actions taken under the Capital Light program prior to 2021, Mattel achieved annual gross cost savings for the OFG program of $418 million as of December 31, 2023. The total cash expenditures were approximately $208 million, and total non-cash charges were $73 million. Of the $418 million annual gross cost savings, approximately 70% benefits cost of sales, 20% benefits other selling and administrative expenses, and 10% benefits advertising and promotion expenses.
In connection with the OFG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In millions)
Cost of sales (a)	$(1.3)	$10.7	$2.9
Other selling and administrative expenses (b)	32.3	23.6	32.3
	$31.0	$34.3	$35.2
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating income in "Note 14 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 14 to the Consolidated Financial Statements—Segment Information."
As of December 31, 2023, Mattel had recorded cumulative severance and other restructuring charges related to the OFG program, including previous actions taken under the Capital Light program, of approximately $196 million, which included approximately $73 million of non-cash charges. Non-cash charges include $45.4 million recorded in non-operating expense, net, during 2022, related to the liquidation of Mattel's subsidiary in Argentina.
During 2021, in conjunction with the OFG program, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.

Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the Optimizing for Profitable Growth program, a multi-year cost savings program that follows the OFG program and is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel’s global supply chain, including its manufacturing footprint (the "OPG program"). The OPG program includes cost savings actions in connection with discontinuing production at a plant in China as previously announced in the third quarter of 2023, that were not included in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed beginning 2024 through 2026, are $200 million. Of the $200 million in targeted annual gross costs savings, approximately 70% is expected to benefit cost of sales and 30% is expected to benefit other selling and administrative expenses. Total expected cash expenditures under the OPG program are expected to be between $130 and $165 million.
The costs associated with the OPG program are expected to include the following:

Optimizing for Profitable Growth – Actions	Estimate of Cost
Employee severance	$90 to $105 million
Other restructuring costs	$10 to $20 million
Non-cash charges	up to $5 million
Total estimated severance and restructuring costs (a)	$100 to $130 million
Investments	$30 to $40 million
Total estimated actions	$130 to $170 million
(a)Total estimated costs include $30 to $35 million of severance and other restructuring costs and up to $5 million of non-cash charges associated with the discontinuing of production at a manufacturing plant in China, which was previously announced during the third quarter of 2023.
As of December 31, 2023, in connection with the OPG program, Mattel recorded $25.3 million of severance costs within other selling and administrative expense in the consolidated statements of operations and is included in corporate and other expense in "Note 14 to the Consolidated Financial Statements—Segment Information."
Other Cost Savings Actions
Mattel executed other cost savings actions in 2023 not included in the OFG program or the OPG program to streamline its organizational structure. In connection with these actions, Mattel recorded severance expense of $3.4 million within other selling and administrative expenses in the consolidated statement of operations.
Income Taxes
See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for Income Taxes."
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $1.26 billion in cash and equivalents at December 31, 2023, $578.1 million was held by foreign subsidiaries, including $57.2 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited.

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
The Tax Cuts and Jobs Act, enacted on December 22, 2017 (the "U.S. Tax Act"), provides Mattel with a reduced cost to access the earnings of its foreign subsidiaries. With the passage of the U.S. Tax Act, repatriations of foreign earnings generally will not be taxable for U.S. federal income tax purposes, but may be subject to state income tax and/or foreign withholding tax, in addition to any local country distribution requirements. As such, Mattel has evaluated its intentions related to its indefinite reinvestment assertion and has recorded a $23 million deferred tax liability related to approximately $556 million of foreign earnings that will not be indefinitely reinvested.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Consistent with prior periods, Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Revolving Credit Facility to meet its short-term liquidity needs. At December 31, 2023, Mattel had no outstanding borrowings under the Revolving Credit Facility and approximately $9 million in outstanding letters of credit under the Revolving Credit Facility.
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
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel's future contributions to these plans. Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans in 2024, substantially all of which will be for benefit payments for its under-funded plans.
Cash Flow Activities
Cash flows provided by operating activities were $869.8 million in 2023, as compared to $442.8 million in 2022. The increase in cash flows provided by operating activities was primarily due to $525.8 million of improvements to working capital, which included $477.4 million of favorability from changes to accounts payable and accrued liabilities and $464.8 million of favorability from lower inventories, partially offset by the impact of higher accounts receivable of $396.2 million. The improvements to working capital were partially offset by changes in net income, excluding the changes to deferred tax assets of $176.4 million and other non-cash items.
Cash flows used for investing activities were $142.4 million in 2023, as compared to $144.2 million in 2022. The decrease in cash flows used for investing activities was primarily due to a $26.2 million decrease in capital expenditures and $15.5 million in higher net proceeds from foreign currency forward exchange contracts, partially offset by $31.3 million lower proceeds from the sale of assets.

Cash flows used for financing activities were $226.6 million in 2023, as compared to $260.6 million in 2022. The decrease in cash flows used for financing activities was primarily due to the $250.0 million repayment of the 3.15% Senior Notes due March 2023 in 2022, partially offset by $203.0 million of share repurchases in 2023.
During 2023, Mattel repurchased 10.4 million shares of its common stock at a cost of $203.0 million. During 2022, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors approved a $500.0 million increase to Mattel's share repurchase authorization and, as of December 31, 2023, such authorization was exhausted. On February 5, 2024, the Board of Directors authorized a new $1.00 billion share repurchase program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2023 and 2022, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Ratings
In 2023, Fitch maintained Mattel's credit rating of BB+ with a positive outlook. In 2023, Moody's maintained Mattel's credit rating of Baa3 with a stable outlook. In 2023, Standard & Poor's changed Mattel's credit rating from BB+ to BBB- and maintained a positive outlook. In February 2024, Fitch changed Mattel's credit rating from BB+ to BBB- with a stable outlook and Standard & Poor's changed Mattel's credit rating from BBB- to BBB with a stable outlook.
Financial Position
Mattel's cash and equivalents increased $500.1 million to $1.26 billion at December 31, 2023, as compared to $761.2 million at December 31, 2022, primarily due to cash flow provided by operating activities of $869.8 million, partially offset by share repurchases of $203.0 million and capital expenditures of $160.3 million.
Accounts receivable increased $221.6 million to $1.08 billion at December 31, 2023, as compared to $860.2 million at December 31, 2022, primarily due to the increase in net sales of $218.8 million in the fourth quarter of 2023 compared to the prior year.
Inventories decreased $322.5 million to $571.6 million at December 31, 2023, as compared to $894.1 million at December 31, 2022, primarily due to higher net sales in the fourth quarter of 2023, and higher inventory production and cost inflation in 2022.
Prepaid expenses and other current assets decreased $6.0 million to $207.5 million at December 31, 2023, as compared to $213.5 million at December 31, 2022, primarily due to a decrease in derivative receivables of $13.3 million.
Accounts payable and accrued liabilities increased $158.4 million to $1.31 billion at December 31, 2023, as compared to $1.15 billion at December 31, 2022, primarily due to higher accrued incentive compensation of $137.8 million.

A summary of Mattel's capitalization is as follows:

	December 31, 2023		December 31, 2022
	(In millions, except percentage information)
Cash and equivalents	$1,261.4		$761.2

2010 Senior Notes due October 2040	250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0
Debt issuance costs and debt discount	(20.0)		(24.4)
Total debt	2,330.0	52%	2,325.6	53%
Stockholders' equity	2,149.2	48	2,056.3	47
Total capitalization (debt plus equity)	$4,479.2	100%	$4,381.9	100%
On December 30, 2022, Mattel used cash on hand to redeem and retire the $250 million aggregate principal amount of the 2013 Senior Notes due 2023.
Total debt was $2.33 billion at December 31, 2023, flat as compared to $2.33 billion at December 31, 2022.
Stockholders' equity increased $92.9 million to $2.15 billion at December 31, 2023, as compared to $2.06 billion at December 31, 2022, primarily due to net income in 2023 of $214.4 million and the impact of share-based compensation on additional paid-in capital of $83.3 million, partially offset by share repurchases of $203.0 million.
Off-Balance Sheet Arrangements
Mattel is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $9 million and $8 million as of December 31, 2023 and 2022, respectively.
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

The following table summarizes Mattel's contractual commitments and obligations:

	Total	2024	2025	2026	2027	2028	Thereafter
	(In millions)
Long-term debt	$2,350.0	$—	$—	$600.0	$600.0	$—	$1,150.0
Interest on long-term debt	854.4	109.9	109.9	94.7	88.1	54.4	397.4
Leases	414.1	93.2	84.2	69.7	39.4	27.5	100.1
Minimum guarantees under licensing and similar agreements	234.5	90.0	93.7	25.5	24.9	0.4	—
Defined benefit and postretirement benefit plans	351.9	37.3	36.3	35.5	34.5	34.9	173.4
Purchases of inventory, services, and other	395.5	283.9	49.9	30.3	25.3	6.1	—
Total	$4,600.4	$614.3	$374.0	$855.7	$812.2	$123.3	$1,820.9
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
Litigation
The content of Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation" is hereby incorporated by reference in this Item 7.
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

A small number of customers account for a large share of Mattel's net sales and accounts receivable. In 2023, Mattel's three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 44% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 50% of net sales. As of December 31, 2023, Mattel's three largest customers accounted for approximately 41% of net accounts receivable, and its ten largest customers accounted for approximately 49% of net accounts receivable. Should one or more of Mattel's large customers experience bankruptcy or financial difficulty, the allowance for credit losses may not be sufficient to cover such losses.
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
The following table summarizes Mattel's allowance for credit losses:

	December 31, 2023	December 31, 2022
	(In millions, except percentage information)
Allowance for credit losses	$8.8	$27.6
As a percentage of total accounts receivable	0.8%	3.1%
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
For the year ended December 31, 2023, Mattel recorded a benefit related to its allowance for credit losses of approximately $2 million, which was recognized as other selling and administrative income. For the year ended December 31, 2022, Mattel recorded a charge related to its allowance for credit losses of approximately $18 million, which was recognized as other selling and administrative expenses. In general, Mattel's allowance for credit loss estimates has historically been within its expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. If significant changes in the assumptions used to develop the estimates occur, they could materially affect key financial measures, including other selling and administrative expenses and accounts receivable. A hypothetical 1% increase or decrease to the allowance for credit losses as a percentage of accounts receivable would have impacted 2023 and 2022 other selling and administrative expenses by approximately $11 million and $9 million, respectively.
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
The following table summarizes Mattel's obsolescence reserve:

	December 31, 2023	December 31, 2022
	(In millions, except percentage information)
Obsolescence reserve	$46.7	$41.8
As a percentage of gross inventory	7.5%	4.5%
For the years ended December 31, 2023 and 2022, Mattel recorded a charge related to its inventory obsolescence reserve of approximately $64 million and $65 million, respectively, which was recognized as cost of sales. In general, Mattel's inventory obsolescence estimates have historically been within expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. If significant changes in the assumptions used to develop the estimate occur, they could materially affect key financial measures, including cost of sales and inventories. A hypothetical 1% increase or decrease to inventory reserves as a percentage of gross inventory at December 31, 2023 and 2022 would have impacted 2023 and 2022 cost of sales by approximately $6 million and $9 million, respectively.
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
When performing the quantitative goodwill impairment test, Mattel determines the fair value of its reporting units based upon one or more acceptable valuation approaches. Mattel utilizes the income approach for each of its reporting units and the market approach is also utilized for the North America and International reporting units. The income approach determines the fair value based upon the discounted cash flows that the business can be expected to generate in the future. The market approach determines fair value utilizing earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions. The income approach requires Mattel to make projections of revenue, gross margin, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted-average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates would impact the estimated fair value, which could significantly change the amount of any impairment ultimately recorded.
Mattel performed a quantitative goodwill impairment assessment as of August 1, 2023, and the resulting calculations indicated that the fair values exceeded the carrying amounts of Mattel's reporting units by 4.3 times, 1.7 times, and 1.8 times for the North America, International, and American Girl reporting units, respectively. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2023.
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
Accruals for these programs are recorded as sales adjustments that reduce gross billings in the period the related sale is recognized. Sales adjustments for such programs totaled $660.6 million or 12.1% as a percentage of net sales in 2023 and $613.6 million or 11.3% as a percentage of net sales in 2022. If significant changes in the assumptions used to develop the estimates occur, they could impact Mattel's results of operations or financial condition. A hypothetical 1% increase or decrease in Mattel's sales adjustments as a percentage of net sales during the years ended December 31, 2023 and 2022 would have impacted 2023 and 2022 net sales by approximately $54 million.

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
Changes in the valuation allowances in 2022 primarily related to utilization and expiration of tax attributes and currency fluctuations. As of December 31, 2022, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $16 million and $74 million, respectively. Changes in the valuation allowances in 2023 primarily related to changes in assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes, and currency fluctuations. As of December 31, 2023, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $14 million and $71 million, respectively. As of December 31, 2023 and 2022, Mattel had recorded net deferred tax assets of $243.1 million and $416.5 million, respectively.
Mattel records unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits, and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel's measurement of its unrecognized tax benefits is based on management's assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more likely than not (a greater than 50 percent likelihood) be realized. As of December 31, 2023 and 2022, the unrecognized tax benefit balance, inclusive of interest and penalties and net of federal tax benefit, was $144.9 million and $127.7 million, respectively.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. Unhedged transactions denominated in the Chinese yuan and Euro were the primary transactions that caused foreign currency transaction exposure for Mattel in 2023. Mattel seeks to mitigate its exposure to market risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments in 2023 were related to its net investments in entities having functional currencies denominated in the Mexican peso, Russian ruble, and British pound sterling.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's 2023 net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.

Mattel's foreign currency forward exchange contracts that were used to hedge firm commitments and anticipated transactions as of December 31, 2023 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency.

	Buy			Sell
	Contract Amount	Weighted-Average Contract Rate	Fair Value	Contract Amount	Weighted-Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar (a)	$—	—	$—	$75,109	0.67	$(1,096)
British pound sterling (a)	—	—	—	9,085	1.27	15
Canadian dollar (a)	12,002	0.75	107	24,548	0.75	(180)
Czech koruna	2,740	22.36	6	—	—	—
Euro (a)	30,880	1.10	158	312,151	1.10	(3,524)
Hungarian forint	5,916	350.50	62	—	—	—
Japanese yen	—	—	—	7,909	143.54	(142)
Mexican peso	—	—	—	52,399	17.86	(1,773)
Polish zloty	17,869	3.95	99	—	—	—
South African rand	—	—	—	2,919	18.39	15
Swiss franc	4,418	0.86	111	—	—	—
	$73,825		$543	$484,120		$(6,685)
(a)    The weighted-average contract rate for these contracts is quoted in U.S. dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2023. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2023. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2023, these contracts had a contract amount of $45.6 million and a fair value asset of less than $0.1 million.
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its earnings before income taxes would have decreased by approximately $30 million in 2023 and decreased by approximately $19 million in 2022.
Turkey Operations
Effective April 1, 2022, Mattel has accounted for Turkey as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning April 1, 2022, Mattel's Turkey subsidiary has designated the U.S. dollar as its functional currency. Mattel's Turkey subsidiary represented approximately 1% of Mattel's consolidated net sales for the year ended December 31, 2023.
Argentina Operations
During the third quarter of 2021, Mattel began a process to liquidate its subsidiary in Argentina. The liquidation was substantially completed during the fourth quarter of 2022. Prior to the substantial completion of the liquidation, Mattel had recorded $45.4 million of currency translation adjustments in accumulated other comprehensive loss within its consolidated balance sheet. As a result of the substantially complete liquidation, the cumulative currency translation adjustments were removed from accumulated other comprehensive loss and recognized as a loss in other non-operating expense within the consolidated statement of operations in the fourth quarter of 2022.

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel's management, including Ynon Kreiz, its principal executive officer, and Anthony DiSilvestro, its principal financial officer, evaluated the effectiveness of Mattel's internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel's internal control over financial reporting is not effective as of December 31, 2023, due to a material weakness in Mattel's internal control over financial reporting, as further described below. The effectiveness of Mattel's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Mattel identified a material weakness in its internal control over financial reporting related to certain of its information technology general controls within certain of the Company's information technology systems. Specifically, Mattel did not design and maintain effective user access and provisioning review controls to prevent or detect inappropriate user and privileged access to, or ensure the appropriate segregation of duties within, those systems. Additionally, Mattel's software program change monitoring controls are not effectively designed to detect inappropriate changes to those systems.
The control deficiencies described did not result in a material misstatement to Mattel’s consolidated financial statements; however, those deficiencies raise a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, management concluded that the deficiencies represent a material weakness.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattel, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2023 appearing after Item 16 and the signature and power of attorney pages (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to certain of its information technology general controls within certain of the Company’s information technology systems, as the Company did not design and maintain effective user access and provisioning review controls to prevent or detect inappropriate user and privileged access to, or ensure the appropriate segregation of duties within, those systems. Additionally, the Company’s software program change monitoring controls are not effectively designed to detect inappropriate changes to those systems.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sales Adjustments Accrual – Discretionary Component

As described in Note 1 to the consolidated financial statements, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and allowances for returns or defective merchandise. Accruals for these programs are recorded in net sales as sales adjustments that reduce gross billings in the period the related sale is recognized. As disclosed by management, sales adjustments for such programs totaled $660.6 million for the year ended December 31, 2023. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. While certain sales adjustment amounts are readily determinable at year end and do not require estimates, other sales adjustments, such as discretionary sales adjustments, require significant judgment by management to make these estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 15, 2024

We have served as the Company's auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,261,363	$761,235
Accounts receivable, net of allowances for credit losses of $8.8 million and $27.6 million in 2023 and 2022, respectively	1,081,827	860,221
Inventories	571,609	894,064
Prepaid expenses and other current assets	207,548	213,515
Total current assets	3,122,347	2,729,035
Noncurrent Assets
Property, plant, and equipment, net	465,523	469,132
Right-of-use assets, net	313,191	318,680
Goodwill	1,384,512	1,378,551
Deferred income tax assets	299,157	471,672
Identifiable intangible assets, net	393,039	425,100
Other noncurrent assets	458,053	385,491
Total Assets	$6,435,822	$6,177,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$442,286	$471,475
Accrued liabilities	866,283	678,689
Income taxes payable	33,911	37,584
Total current liabilities	1,342,480	1,187,748
Noncurrent Liabilities
Long-term debt	2,329,986	2,325,644
Noncurrent lease liabilities	259,548	271,418
Other noncurrent liabilities	354,595	336,582
Total noncurrent liabilities	2,944,129	2,933,644
Commitments and Contingencies (See Note 13)
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,774,911	1,808,308
Treasury stock at cost: 92.9 million shares and 87.0 million shares in 2023 and 2022, respectively	(2,224,160)	(2,129,639)
Retained earnings	3,062,061	2,847,709
Accumulated other comprehensive loss	(904,968)	(911,478)
Total stockholders' equity	2,149,213	2,056,269
Total Liabilities and Stockholders' Equity	$6,435,822	$6,177,661
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands, except per share amounts)
Net Sales	$5,441,219	$5,434,687	$5,457,741
Cost of sales	2,857,503	2,953,335	2,831,079
Gross Profit	2,583,716	2,481,352	2,626,662
Advertising and promotion expenses	524,786	534,255	545,674
Other selling and administrative expenses	1,497,271	1,271,582	1,351,426
Operating Income	561,659	675,515	729,562
Interest expense	123,786	132,818	253,937
Interest (income)	(25,238)	(9,398)	(3,503)
Other non-operating (income) expense, net	(2,293)	47,760	8,364
Income Before Income Taxes	465,404	504,335	470,764
Provision (benefit) for income taxes	269,475	135,851	(420,381)
(Income) from equity method investments	(18,423)	(25,429)	(11,842)
Net Income	$214,352	$393,913	$902,987
Net Income Per Common Share - Basic	$0.61	$1.11	$2.58
Weighted-average number of common shares	353,588	353,792	350,007
Net Income Per Common Share - Diluted	$0.60	$1.10	$2.53
Weighted-average number of common and potential common shares	357,112	359,612	357,253
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Net Income	$214,352	$393,913	$902,987
Other Comprehensive Income, Net of Tax
Currency translation adjustments	37,123	(6,191)	(54,690)
Employee benefit plan adjustments	(4,418)	15,601	32,755
Available-for-sale security adjustments	—	3,646	1,075
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(15,903)	40,449	23,253
Reclassification adjustments included in net income	(10,292)	(26,513)	912
	(26,195)	13,936	24,165
Other Comprehensive Income, Net of Tax	6,510	26,992	3,305
Comprehensive Income	$220,862	$420,905	$906,292
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$214,352	$393,913	$902,987
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	139,451	144,577	146,274
Amortization of intangibles	37,893	37,602	38,039
Share-based compensation	83,334	69,072	60,081
Bad debt expense	(1,502)	18,279	1,202
Inventory obsolescence	63,748	64,916	40,881
Deferred income taxes	176,385	69,510	56,658
Income from equity method investments	(18,423)	(25,429)	(11,842)
Loss on extinguishment of long-term borrowings	—	—	101,695
Loss (gain) on sale of assets, net	1,016	(26,905)	(23,823)
Release of valuation allowance on deferred tax assets	—	—	(540,803)
Content asset amortization	51,837	56,037	47,369
Loss on liquidation of subsidiary	—	45,366	—
Changes in assets and liabilities:
Accounts receivable, net	(198,322)	197,902	(85,603)
Inventories	261,309	(203,522)	(330,899)
Prepaid expenses and other current assets	8,182	(11,960)	(26,533)
Accounts payable, accrued liabilities, and income taxes payable	135,767	(341,605)	208,722
Content asset spend	(58,062)	(60,259)	(44,313)
Other, net	(27,174)	15,348	(54,629)
Net cash flows provided by operating activities	869,791	442,842	485,463
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(74,480)	(80,175)	(74,222)
Purchases of other property, plant, and equipment	(85,820)	(106,328)	(77,131)
Proceeds from (payments for) foreign currency forward exchange contracts, net	14,948	(520)	1,585
Proceeds from sale of assets	6,847	38,148	43,649
Other, net	(3,913)	4,650	1,022
Net cash flows used for investing activities	(142,418)	(144,225)	(105,097)
Cash Flows From Financing Activities:
Payments of short-term borrowings, net	—	—	(969)
Payments of long-term borrowings, net	—	(250,000)	(1,575,997)
Proceeds from long-term borrowings, net	—	—	1,184,913
Share repurchases	(203,016)	—	—
Tax withholdings for share-based compensation	(35,108)	(30,440)	(19,987)
Proceeds from stock option exercises	26,742	27,750	12,131
Other, net	(15,185)	(7,949)	(2,165)
Net cash flows used for financing activities	(226,567)	(260,639)	(402,074)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(678)	(8,105)	(9,111)
Change in Cash and Equivalents	500,128	29,873	(30,819)
Cash and Equivalents at Beginning of Period	761,235	731,362	762,181
Cash and Equivalents at End of Period	$1,261,363	$761,235	$731,362
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$93,641	$89,617	$93,129
Interest	117,701	129,217	210,140
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance, December 31, 2020	$441,369	$1,842,680	$(2,282,939)	$1,553,610	$(944,576)	$610,144
Net income	—	—	—	902,987	—	902,987
Other comprehensive income, net of tax	—	—	—	—	3,305	3,305
Issuance of treasury stock for stock option exercises	—	(4,806)	16,937	—	—	12,131
Issuance of treasury stock for restricted stock units vesting	—	(65,774)	45,787	—	—	(19,987)
Deferred compensation	—	(37)	225	—	—	188
Share-based compensation	—	60,081	—	—	—	60,081
Balance, December 31, 2021	441,369	1,832,144	(2,219,990)	2,456,597	(941,271)	1,568,849
Net income	—	—	—	393,913	—	393,913
Other comprehensive income, net of tax	—	—	—	—	26,992	26,992
Issuance of treasury stock for stock option exercises	—	(7,049)	34,800	—	—	27,751
Issuance of treasury stock for restricted stock units vesting	—	(85,847)	55,408	—	—	(30,439)
Deferred compensation	—	(12)	143	—	—	131
Share-based compensation	—	69,072	—	—	—	69,072
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, December 31, 2022	441,369	1,808,308	(2,129,639)	2,847,709	(911,478)	2,056,269
Net income	—	—	—	214,352	—	214,352
Other comprehensive income, net of tax	—	—	—	—	6,510	6,510
Share repurchases	—	—	(203,016)	—	—	(203,016)
Issuance of treasury stock for stock option exercises	—	(16,059)	42,801	—	—	26,742
Issuance of treasury stock for restricted stock units vesting	—	(100,636)	65,528	—	—	(35,108)
Deferred compensation	—	(36)	166	—	—	130
Share-based compensation	—	83,334	—	—	—	83,334
Balance, December 31, 2023	$441,369	$1,774,911	$(2,224,160)	$3,062,061	$(904,968)	$2,149,213
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings and building improvements, 3 to 15 years for machinery and equipment, 3 to 10 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying amount of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any potential impairment identified is initially assessed by evaluating the operating performance and future undiscounted cash flows of the underlying asset groups. When property, plant and equipment are sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is included in the consolidated statements of operations.

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
Content Assets
Mattel incurs and capitalizes direct costs associated with the production of episodic series, feature films, and other similar forms of content. Content assets are recorded within other noncurrent assets in the consolidated balance sheets. Mattel's content assets are predominately monetized individually and amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues ("Ultimate Revenues"). Ultimate Revenues include revenues forecasted to be earned within ten years from the date of initial release of the content asset. Ultimate Revenues are reassessed each reporting period. If Mattel's estimate of Ultimate Revenues decreases, amortization of costs may be accelerated or result in an impairment. To the extent Mattel's estimate of Ultimate Revenues increases, cost amortization may be slowed. Content asset amortization is recorded within cost of sales in the consolidated statements of operations. Unamortized content assets shall be tested for impairment at the individual content asset level when events or changes in circumstances indicate that the fair value of an asset may be less than its unamortized costs.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires that buyers in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, potential magnitude, obligations outstanding at the end of each period, and an annual rollforward of such obligations. The guidance in ASU 2022-04 was effective for interim and fiscal years beginning after December 15, 2022. The annual rollforward disclosure is not required to be made until the fiscal year beginning after December 15, 2023, and is to be applied prospectively. Refer to "Note 5 to the Consolidated Financial Statements—Supplier Finance Program" for additional information regarding Mattel's supplier finance program. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental disclosure of significant segment expenses on an annual and interim basis to enable investors to develop more decision-useful financial analyses. The guidance in ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Mattel is currently evaluating the impact of the adoption of ASU 2023-07 on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures on an annual basis for specific categories in the rate reconciliation and disclosure of income taxes paid by jurisdiction. The guidance in ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Mattel is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.

Note 2—Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Land	$19,838	$18,045
Buildings	313,750	303,827
Machinery and equipment	628,089	654,437
Software	233,224	336,716
Tools, dies, and molds	488,170	510,398
Leasehold improvements	121,571	104,135
Construction in progress	48,483	79,742
	1,853,125	2,007,300
Less: accumulated depreciation	(1,387,602)	(1,538,168)
	$465,523	$469,132
During the second quarter of 2022, Mattel completed the sale of the American Girl corporate office and a distribution center located in Middleton, Wisconsin, which included land and buildings. Mattel received net proceeds from the sale of $23.8 million, which resulted in a pre-tax gain of $15.2 million, recorded in other selling and administrative expenses in the consolidated statement of operations.
Note 3—Goodwill and Intangible Assets, Net
Goodwill
Mattel's reporting units are at the same level as its operating segments. The change in the carrying amount of goodwill by reporting unit for 2023 and 2022 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, thereby causing a foreign currency translation impact.

	December 31, 2021	Currency Exchange Rate Impact	December 31, 2022	Currency Exchange Rate Impact	December 31, 2023
	(In thousands)
North America	$731,789	$204	$731,993	$1,494	$733,487
International	450,847	(11,860)	438,987	4,467	443,454
American Girl	207,571	—	207,571	—	207,571
	$1,390,207	$(11,656)	$1,378,551	$5,961	$1,384,512
In the third quarter of 2023, Mattel performed its annual impairment test and determined each reporting unit's fair value exceeded its carrying amount and that goodwill was not impaired. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2023.

Intangible Assets, Net
Identifiable intangibles were $393.0 million, net of accumulated amortization of $408.5 million, and $425.1 million, net of accumulated amortization of $364.9 million, as of December 31, 2023 and 2022, respectively. The estimated future amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)
2024	$31,110
2025	30,843
2026	30,816
2027	30,337
2028	28,750
Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets primarily consist of trademarks and trade names. During 2023 and 2022, Mattel's amortizable intangible assets were not impaired. During 2021, Mattel discontinued the use of an intangible asset, which resulted in an asset impairment charge of $2.0 million.
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
A summary of retirement plan expense, net is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Defined contribution retirement plans	$37,784	$36,900	$34,821
Defined benefit pension plans	9,949	5,693	14,858
Deferred compensation and excess benefit plans	8,227	(7,113)	6,857
Postretirement benefit plans	(2,084)	(2,047)	(1,968)
	$53,876	$33,433	$54,568
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

A summary of the components of Mattel's net periodic benefit cost (credit) and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2023	2022	2021	2023	2022	2021
	(In thousands)
Net Periodic Benefit Cost (Credit):
Service cost	$3,371	$4,010	$4,925	$1	$2	$2
Interest cost	20,966	12,081	10,094	179	89	78
Expected return on plan assets	(20,372)	(19,242)	(18,531)	—	—	—
Amortization of prior service cost (credit)	150	155	163	(2,038)	(2,038)	(2,038)
Recognized actuarial loss (gain)	5,893	8,996	11,177	(226)	(100)	(10)
Settlement (gain) loss	(59)	19	6,982	—	—	—
Curtailment (gain) loss	—	(326)	48	—	—	—
Net periodic benefit cost (credit)	$9,949	$5,693	$14,858	$(2,084)	$(2,047)	$(1,968)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain)	$904	$(23,501)	$(42,671)	$311	$(922)	$(605)
Prior service cost	1,169	1,022	204	—	—	—
Amortization of prior service (cost) credit	(150)	(155)	(163)	2,038	2,038	2,038
Total recognized in other comprehensive loss (income) (a)	$1,923	$(22,634)	$(42,630)	$2,349	$1,116	$1,433
Total recognized in net periodic benefit cost (credit) and other comprehensive income	$11,872	$(16,941)	$(27,772)	$265	$(931)	$(535)
(a)Amounts exclude related tax (benefit) expense of approximately $(2) million, $6 million, and $9 million, during 2023, 2022, and 2021, respectively, which are also included in other comprehensive income.
Net periodic benefit cost (credit) for Mattel's domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Defined benefit pension plans:
Discount rate	4.9%	2.5%	2.2%
Weighted-average rate of future compensation increases	N/A	N/A	N/A
Long-term rate of return on plan assets	5.0%	5.0%	5.0%
Postretirement benefit plans:
Discount rate	4.9%	2.5%	2.2%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.0%	7.0%	7.0%
Post-65	7.0%	7.0%	6.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2029	2028	2027
Post-65	2029	2028	2027

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
Mattel used a measurement date of December 31, 2023 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$452,524	$613,266	$3,994	$5,176
Service cost	3,371	4,010	1	2
Interest cost	20,966	12,081	179	89
Impact of currency exchange rate changes	4,921	(14,874)	—	—
Actuarial loss (gain)	13,879	(124,229)	85	(1,022)
Benefits paid	(35,634)	(36,943)	(174)	(251)
Plan amendments	895	—	—	—
Curtailments	167	(326)	—	—
Settlements	(338)	(359)	—	—
Other	(75)	(102)	—	—
Benefit obligation, end of year	$460,676	$452,524	$4,085	$3,994
Change in Plan Assets:
Plan assets at fair value, beginning of year	$322,175	$457,132	$—	$—
Actual return (loss) on plan assets	24,184	(91,470)	—	—
Employer contributions	13,354	5,029	174	251
Impact of currency exchange rate changes	3,670	(11,105)	—	—
Benefits paid	(35,634)	(36,943)	(174)	(251)
Settlements	(338)	(359)	—	—
Other	(75)	(109)	—	—
Plan assets at fair value, end of year	$327,336	$322,175	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(133,340)	$(130,349)	$(4,085)	$(3,994)
Current accrued benefit liability	$(5,960)	$(5,109)	$(530)	$(630)
Noncurrent accrued benefit liability, net	(127,380)	(125,240)	(3,555)	(3,364)
Net amount recognized	$(133,340)	$(130,349)	$(4,085)	$(3,994)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$214,070	$213,166	$(1,566)	$(1,877)
Prior service cost (credit)	2,075	1,056	(4,035)	(6,073)
	$216,145	$214,222	$(5,601)	$(7,950)
(a)Amounts exclude related tax benefits of approximately $69 million and $68 million for December 31, 2023 and 2022, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel's accumulated benefit obligation for its defined benefit pension plans as of 2023 and 2022 totaled $445.2 million and $437.8 million, respectively.

The actuarial loss recognized in 2023 for the defined benefit pension plan was driven primarily by the decrease in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2023.
The actuarial gain recognized in 2022 for the defined benefit pension plan was driven primarily by the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2022.
As of December 31, 2023 and 2022, information for defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Projected benefit obligation	$395,104	$391,459
Accumulated benefit obligation	379,659	376,769
Fair value of plan assets	252,959	251,487
The assumptions used in determining the projected and accumulated benefit obligations of Mattel's domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2023	December 31, 2022
Defined benefit pension plans:
Discount rate	4.7%	4.9%
Cash balance interest crediting rate	4.0%	4.0%
Weighted-average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	4.7%	4.9%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.9%	7.0%
Post-65	8.1%	7.0%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2031	2029
Post-65	2031	2029
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
At the end of each fiscal year, Mattel determines the weighted-average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2023, Mattel determined the discount rate for its domestic defined benefit pension and postretirement benefit plans used in determining the projected and accumulated benefit obligations to be 4.7%, as compared to 4.9% as of December 31, 2022. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments.

The estimated future benefit payments for Mattel's defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2024	$36,773	$530
2025	35,749	530
2026	35,063	430
2027	34,043	420
2028	34,534	320
2029 - 2033	172,194	1,210
Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans in 2024, substantially all of which will be for benefit payments for its under funded plans.
Mattel periodically commissions a study of the plans' assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans' assets to expected benefit payments. Mattel monitors the returns earned by the plans' assets and reallocates investments as needed. Mattel's overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments as well as long-term growth. The assets are invested in a combination of indexed and actively managed funds. The target allocations for Mattel's domestic plan assets, which comprise 78% of Mattel's total plan assets, are 42% in U.S. equities, 28% in non-U.S. equities, 20% in fixed income securities, and 10% in real estate securities. The U.S. equities are benchmarked against the S&P 500, and the non-U.S. equities are benchmarked against a combination of developed and emerging markets indices. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include U.S. government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.

Mattel's defined benefit pension plan assets are measured and reported in the consolidated financial statements at fair value using inputs, which are more fully described in "Note 11 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$9,636	$—	$9,636
U.S. corporate debt instruments	—	63,707	—	63,707
International corporate debt instruments	—	3,291	—	3,291
Mutual funds (a)				126,637
Money market funds	13,092	—	—	13,092
Other investments	—	4,180	—	4,180
Insurance "buy-in" policy	—	—	60,727	60,727
Collective trust funds (a):
U.S. equity securities				562
International equity securities				2,874
Global fixed income				25,048
Real Estate				17,582
Total	$13,092	$80,814	$60,727	$327,336

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$11,699	$—	$11,699
U.S. corporate debt instruments	—	47,637	—	47,637
International corporate debt instruments	—	17,338	—	17,338
Mutual funds (a)				86,637
Money market funds	8,043	—	—	8,043
Other investments	—	7,563	—	7,563
Insurance "buy-in" policy	—	—	57,310	57,310
Collective trust funds (a):
U.S. equity securities				37,915
International equity securities				2,694
Global fixed income				24,355
Diversified funds				—
Real Estate				20,984
Total	$8,043	$84,237	$57,310	$322,175
(a)    These investments primarily consist of privately placed funds that are valued based on net asset value per share. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets and its related disclosures.
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

In December 2017, Mattel entered into an insurance buy-in policy contract with a private limited life insurance company to insure a portion of the U.K. pension plan, which initially covered approximately 40% of the total membership in the plan. In 2022, Mattel entered into an additional insurance buy-in policy contract to insure the remainder of the membership in the plan. The assets and liabilities with respect to insured pensioners are assumed to match for the purposes of Accounting Standards Codification 715, Pension — Retirement Benefits (i.e. the full benefits have been insured). The initial value of the asset associated with this policy was equal to the premium paid to secure the policy, and is adjusted each reporting period for changes in interest rates, discount rates, and benefits paid. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the buy-in contract is classified as Level 3 on the fair value hierarchy.
The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2021	$30,731
Purchases, sales, and settlements	41,347
Changes in fair value	(14,768)
Balance at December 31, 2022	57,310
Purchases, sales, and settlements	(2,860)
Changes in fair value	6,277
Balance at December 31, 2023	$60,727
Mattel's defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 5.0% as of December 31, 2023 is reasonable based on historical returns.
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
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation and 401(k) excess plan (the "DCP") that permits certain officers and key employees to elect to defer portions of their compensation. The participant DCP deferrals, together with certain contributions made by Mattel, earn various rates of return. The liability for these plans as of December 31, 2023 and 2022 was $53.3 million and $49.7 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these benefits under the DCP. The cash surrender value of these policies, valued at $87.1 million and $79.6 million as of December 31, 2023 and 2022, respectively, are held in an irrevocable grantor trust, the assets of which are subject to the claims of Mattel's creditors and are included in other noncurrent assets in the consolidated balance sheets.

Annual Incentive Compensation
Mattel has an annual incentive compensation plan under which officers and key employees may earn cash incentive compensation based on Mattel's and individual performance, subject to certain approvals of the Compensation Committee of the Board of Directors. Incentive compensation for 2023, 2022, and 2021 were $137.8 million, $0 million, and $137.1 million, respectively, for awards under the plan and were included in other selling and administrative expenses. During 2022, Mattel did not achieve threshold performance under the plan, and therefore, no cash payout was earned.
Note 5—Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. However, all Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of December 31, 2023 and 2022 were $54.3 million and $86.0 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
Note 6—Seasonal Financing and Debt
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
In November 2022, Moody's upgraded Mattel's credit rating from Ba1 to Baa3, and in April 2023, S&P upgraded Mattel's credit rating from BB+ to BBB- and maintained a positive outlook. On April 27, 2023 (the "Fall-Away Date"), Mattel provided a certification of the foregoing to the administrative agent under the Credit Agreement, which resulted in certain subsidiary guarantees, liens, covenants, and other restrictions falling away under the Credit Agreement.
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
As of December 31, 2023 and 2022, Mattel had no borrowings outstanding under the Revolving Credit Facility. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $9 million and $8 million as of December 31, 2023 and 2022, respectively.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines. As of December 31, 2023, foreign credit lines totaled approximately $20 million. Mattel expects to extend the majority of these credit lines throughout 2024.
As of December 31, 2023, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Revolving Credit Facility. If Mattel were to default under the terms of the Revolving Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
Short-Term Borrowings
As of December 31, 2023 and 2022, Mattel had no short-term borrowings outstanding.
During 2023, Mattel had no borrowings under the Revolving Credit Facility and no other short-term borrowings. During 2022, Mattel had average borrowings under the new and previous senior secured revolving credit facilities and other short-term borrowings of $2.9 million, to help finance its seasonal working capital requirements, and the weighted-average interest rate on borrowings under the senior secured revolving credit facilities and other short-term borrowings during 2022 was 3.6%. Mattel's average foreign short-term borrowings were not material during 2023 and 2022.
Long-Term Debt
On March 19, 2021, Mattel issued (i) $600 million aggregate principal amount of 3.375% Senior Notes due 2026 (the "2026 Notes") and (ii) $600 million aggregate principal amount of 3.750% Senior Notes due 2029 (the "2029 Notes" and, together with the 2026 Notes, the "Notes" and each a "series" of the Notes). The 2026 Notes were issued pursuant to an indenture dated March 19, 2021 (the "2026 Notes Indenture"), among Mattel, the guarantors named therein and U.S. Bank National Association, as trustee (the "Trustee"). The 2029 Notes were issued pursuant to an indenture dated March 19, 2021 (the "2029 Notes Indenture" and, together with the 2026 Notes Indenture, the "Indentures" and each, an "Indenture"), among Mattel, the guarantors named therein and the Trustee. The Notes of each series pay interest semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021. Mattel may redeem all or part of the 2026 Notes any time or from time to time at its option, at a redemption price including a call premium that varies (from 0% to 1.688%) depending on the year of redemption, plus accrued and unpaid interest to, but excluding, the redemption date. Mattel may redeem all or part of the 2029 Notes at any time or from time to time prior to April 1, 2024, at its option, at a redemption price equal to 100% of the principal amount, plus a "make whole" premium, plus accrued and unpaid interest on applicable 2029 Notes being redeemed to, but excluding, the redemption date. Any time or from time to time following April 1, 2024, Mattel may redeem all or part of the 2029 Notes, at its option, at a redemption price including a call premium that varies (from 0% to 1.875%) depending on the year of redemption, plus accrued and unpaid interest to, but excluding, the redemption date. Mattel may also redeem up to 40% of the principal amount of the 2029 Notes at any time or from time to time prior to April 1, 2024, at its option, at a redemption price equal to 103.750%, of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the redemption date, with the net cash proceeds of sales of one or more equity offerings by Mattel or any direct or indirect parent of Mattel.

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
In 2021, Mattel used the net proceeds from the issuance of the $600 million of 2026 Notes and $600 million of 2029 Notes, plus cash on hand, to redeem and retire $1.50 billion in aggregate principal amount of the 2017/2018 Senior Notes due 2025 and pay related prepayment premiums and transaction fees and expenses. As a result of the redemptions, Mattel incurred losses on extinguishment of debt of $101.7 million, comprised of $76.0 million of prepayment premiums and a $25.7 million write-off of the unamortized debt issuance costs, which was recorded within interest expense in the consolidated statements of operations.
On December 30, 2022, Mattel used cash on hand to redeem and retire the $250 million aggregate principal amount of the 2013 Senior Notes due 2023.
In April 2023, S&P upgraded Mattel’s credit rating from BB+ to BBB- and maintained a positive outlook, and in November 2022, Moody’s upgraded Mattel’s credit rating from Ba1 to Baa3. As a result of the upgraded credit ratings and no events of default, the covenants limiting Mattel’s ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of their capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel’s ability to merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets, are suspended. If Mattel ceases to have credit ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events. Following the Fall-Away Date under the Revolving Credit Facility, all guarantee obligations of the Guarantors under the 2019 Senior Notes due 2027, 2021 Senior Notes due 2026, and 2021 Senior Notes due 2029 were released, and the obligations of Mattel under the 2019 Senior Notes due 2027, 2021 Senior Notes due 2026, and 2021 Senior Notes due 2029 will be required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million.
    Mattel's long-term debt consists of the following:

	Interest Rate	December 31, 2023	December 31, 2022
		(In thousands)
2010 Senior Notes due October 2040	6.20%	$250,000	$250,000
2011 Senior Notes due November 2041	5.45%	300,000	300,000
2019 Senior Notes due December 2027	5.875%	600,000	600,000
2021 Senior Notes due April 2026	3.375%	600,000	600,000
2021 Senior Notes due April 2029	3.75%	600,000	600,000
Debt issuance costs and debt discount		(20,014)	(24,356)
		2,329,986	2,325,644
Less: current portion		—	—
Total long-term debt		$2,329,986	$2,325,644

The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2019 Senior Notes	2021 Senior Notes	Total
	(In thousands)
2024	$—	$—	$—	$—	$—
2025	—	—	—	—	—
2026	—	—	—	600,000	600,000
2027	—	—	600,000	—	600,000
2028	—	—	—	—	—
Thereafter	250,000	300,000	—	600,000	1,150,000
	$250,000	$300,000	$600,000	$1,200,000	$2,350,000
Note 7—Stockholders' Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2023, Mattel repurchased 10.4 million shares of its common stock at a cost of $203.0 million. During 2022 and 2021, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors approved a $500.0 million increase to Mattel's share repurchase authorization, and as of December 31, 2023, such authorization was exhausted. On February 5, 2024, the Board of Directors authorized a new $1.00 billion share repurchase program. During February 2024, Mattel executed $100.0 million of share repurchases under the new program. Repurchases will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Dividends
During 2023, 2022, and 2021, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income and reclassifications out of accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2023
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$—	$(138,498)	$(795,712)	$(911,478)
Other comprehensive income (loss) before reclassifications	(15,903)	—	(6,558)	37,123	14,662
Amounts reclassified from accumulated other comprehensive income (loss)	(10,292)	—	2,140	—	(8,152)
Net (decrease) increase in other comprehensive income	(26,195)	—	(4,418)	37,123	6,510
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2023	$(3,463)	$—	$(142,916)	$(758,589)	$(904,968)

	For the Year Ended December 31, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	40,449	—	14,988	(51,557)	3,880
Amounts reclassified from accumulated other comprehensive income (loss)	(26,513)	3,646	613	45,366	23,112
Net increase (decrease) in other comprehensive income	13,936	3,646	15,601	(6,191)	26,992
Adjustment of accumulated other comprehensive loss to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$—	$(138,498)	$(795,712)	$(911,478)

	For the Year Ended December 31, 2021
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Loss, Net of Tax, as of December 31, 2020	$(15,369)	$(7,522)	$(186,854)	$(734,831)	$(944,576)
Other comprehensive income (loss) before reclassifications	23,253	1,075	19,961	(54,690)	(10,401)
Amounts reclassified from accumulated other comprehensive loss	912	—	12,794	—	13,706
Net increase (decrease) in other comprehensive income	24,165	1,075	32,755	(54,690)	3,305
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Consolidated Statements of Operations Classification
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Derivative Instruments
Gain (loss) on foreign currency forward exchange and other contracts	$9,880	$26,500	$(512)	Cost of sales
Tax effect	412	13	(400)	Provision/benefit for income taxes
	$10,292	$26,513	$(912)	Net Income
Employee Benefit Plans
Amortization of prior service credit (a)	$1,888	$1,883	$1,875	Other non-operating income/expense, net
Recognized actuarial (loss) (a)	(5,667)	(8,896)	(11,167)	Other non-operating income/expense, net
Curtailment gain (loss) (a)	—	326	(48)	Other non-operating income/expense, net
Settlement gain (loss) (a)	59	(19)	(6,982)	Other non-operating income/expense, net
	(3,720)	(6,706)	(16,322)
Tax effect	1,580	6,093	3,528	Provision/benefit for income taxes
	$(2,140)	$(613)	$(12,794)	Net Income
Currency Translation Adjustments
(Loss) on liquidation of subsidiary	$—	$(45,366)	$—	Other non-operating income/expense, net
Tax effect (b)	—	—	—	Provision/benefit for income taxes
	$—	$(45,366)	$—
(a)The amortization of prior service credit, recognized actuarial (loss), curtailment gain (loss) and settlement gain (loss) are included in the computation of net periodic benefit cost. Refer to "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
(b)There is no tax effect associated with the loss on the liquidation of Mattel's subsidiary in Argentina.
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
Currency Translation Adjustments
During 2023, currency translation adjustments resulted in a net other comprehensive gain of $37.1 million, primarily due to the strengthening of the Mexican peso and British pound sterling against the U.S. dollar, partially offset by the weakening of the Russian ruble against the U.S. dollar.
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
Note 8—Leases
The following table summarizes Mattel's right-of-use assets and liabilities and other information about its leases:

	December 31, 2023	December 31, 2022
	(In thousands, except years and percentage information)
Right-of-use assets, net	$313,191	$318,680

Accrued liabilities	77,254	75,297
Noncurrent lease liabilities	259,548	271,418
Total lease liabilities	$336,802	$346,715

Weighted-average remaining lease term	5.7 years	5.6 years

Weighted-average discount rate	6.5%	6.5%
Lease costs for the years ended December 31, 2023, 2022, and 2021 were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Lease costs (a) (b)	$127,850	$140,188	$134,272
(a)    Includes short-term and variable lease costs of approximately $36 million, $47 million, and $39 million for 2023, 2022, and 2021 respectively. Variable lease costs primarily relate to variable components of third-party logistics rental charges, common area maintenance charges, management fees, and taxes.
(b) Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2023, 2022, and 2021, contingent rental expense was not material.
Supplemental information related to leases were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Cash payments for leases	$98,453	$93,465	$100,286
Right-of-use assets obtained in exchange for new and modified lease liabilities	71,375	74,199	105,898

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2023:

Years Ending December 31,	Lease Liabilities
(In thousands)
2024	$93,172
2025	84,210
2026	69,664
2027	39,407
2028	27,534
Thereafter	100,103
414,090
Less: imputed interest	(77,288)
$336,802
Mattel has entered into noncancelable lease agreements for premises and equipment to be used in the normal course of business which had not yet commenced as of December 31, 2023. The future minimum obligations related to these agreements is approximately $34.7 million.
Note 9—Share-Based Payments
Mattel Stock Plans
The 2010 Equity and Long-Term Compensation Plan was approved by Mattel's stockholders in May 2010. In May 2015, Mattel's stockholders approved the Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "Amended 2010 Plan").
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
Nonqualified stock options are granted with an exercise price not less than 100% of the fair market value of Mattel's common stock on the date of grant, expire no later than 10 years from the date of grant, and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally over a period of three years from the date of grant. Nonqualified stock options generally vest and become exercisable contingent upon the grantees' continued employment or service with Mattel. In the event of a retirement, or an involuntary termination, of an employee that meets retirement provisions under the Amended 2010 Plan, or the death or disability of an employee, that occurs in each case at least six months after the grant-date, nonqualified stock options become fully vested. In the event of an involuntary termination, an employee has 90 days to exercise vested options.
RSUs granted under the Amended 2010 Plan vest on a schedule determined by the Compensation Committee of the Board of Directors, generally over a period of three years from the date of grant. In the event of the involuntary termination of an employee that meets retirement provisions under the Amended 2010 Plan, or the death or disability of an employee, that occurs at least six months after the grant-date, RSUs become fully vested.
Performance awards granted under the Amended 2010 Plan vest upon achievement of performance conditions at a settlement date determined by the Compensation Committee of the Board of Directors, which occurs in the first quarter subsequent the performance cycle. In the event of a retirement of an employee that meets retirement provisions under the Amended 2010 Plan, or the death or disability of an employee, that occurs in each case at least six months after the start date of the performance period, performance awards vest at the settlement date. In each case, vested performance awards are determined upon the achievement of performance conditions over the performance period, which is then prorated for the period of employment as a percentage of the performance period.
An employee qualifies for retirement provisions under the Amended 2010 Plan if; aged 55 years or older with 5 or more years of service for grants prior to April 28, 2023, or aged 55 years or older with 10 or more years of service for grants on or after April 28, 2023, which includes Mattel's 2023 annual employee grant.

The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit as defined therein. At December 31, 2023, there were approximately 32 million shares available for grant under the Amended 2010 Plan if target performance goals are achieved under Mattel's long-term incentive programs ("LTIPs"), and approximately 30 million shares available if maximum performance goals are achieved under the LTIPs.
Mattel recognized total share-based compensation expense related to stock options, RSUs, and performance awards of $83.3 million, $69.1 million, and $60.1 million during 2023, 2022, and 2021, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. The income tax benefit related to stock options, RSUs, and performance awards during 2023, 2022, and 2021 was approximately $10 million, $9 million and $7 million, respectively.
As of December 31, 2023, total unrecognized compensation cost related to unvested share-based payments totaled $102.8 million and is expected to be recognized over a weighted-average period of 1.9 years.
Stock Options
Mattel recognized compensation expense of $6.7 million, $13.2 million, and $10.1 million for stock options during 2023, 2022, and 2021, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations.
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
The weighted-average grant-date fair value of options granted during 2023, 2022, and 2021 was $8.91, $11.18, and $9.31 respectively.
The following weighted-average valuation assumptions were used in determining the fair value of options granted:

	2023	2022	2021
Expected life (in years)	6.6	6.4	6.2
Risk-free interest rate	3.5%	3.1%	0.8%
Volatility factor	44.4%	43.8%	43.6%
Dividend yield	—%	—%	—%
The following is a summary of stock option information and weighted-average exercise prices for Mattel's stock options:

	2023		2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted-average exercise prices)
Outstanding at January 1	17,563	$21.73	19,678	$22.38	21,635	$22.10
Granted	579	18.00	721	23.41	1,054	21.71
Exercised	(1,751)	15.27	(1,412)	19.65	(687)	17.65
Forfeited	(146)	18.59	(104)	18.13	(72)	14.00
Canceled	(4,503)	27.57	(1,320)	34.94	(2,252)	21.10
Outstanding at December 31	11,742	$20.30	17,563	$21.73	19,678	$22.38
Exercisable at December 31	10,544	$20.25	15,531	$22.10	16,634	$23.68
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was approximately $9 million, $8 million and $3 million, during 2023, 2022, and 2021, respectively. At December 31, 2023, options outstanding had an intrinsic value of approximately $26 million with a weighted-average remaining life of 4.4 years. At December 31, 2023, options exercisable had an intrinsic value of approximately $25 million, with a weighted-average remaining life of 3.9 years. Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised, net of taxes during 2023 was approximately $27 million.

At December 31, 2023, stock options vested and expected to vest totaled approximately 12 million shares, with an intrinsic value of approximately $26 million, weighted-average exercise price of $20.31, and weighted-average remaining life of 4.4 years. During 2023, approximately 1 million stock options vested. The total grant-date fair value of stock options vested during 2023, 2022, and 2021 was approximately $9 million, $9 million, and $15 million, respectively.
Restricted Stock Units
Compensation expense recognized related to grants of RSUs was $48.5 million, $37.7 million, and $27.3 million in 2023, 2022, and 2021, respectively, and was included within other selling and administrative expenses in the consolidated statements of operations.
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vesting period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally three years from the date of grant.
The following is a summary of RSU information and weighted-average grant-date fair values for Mattel's RSUs:

	2023		2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	4,503	$21.00	3,855	$17.03	3,986	$12.52
Granted	3,479	18.24	2,728	23.20	2,167	21.77
Vested	(2,186)	19.18	(1,790)	16.01	(1,954)	13.66
Forfeited	(622)	19.91	(290)	19.77	(344)	13.72
Unvested at December 31	5,174	$20.04	4,503	$21.00	3,855	$17.03
At December 31, 2023, RSUs expected to vest totaled approximately 5 million shares, with a weighted-average grant-date fair value of $20.10. The total grant-date fair value of RSUs vested during 2023, 2022, and 2021 was approximately $42 million, $29 million, and $27 million, respectively.
Performance Awards
Compensation expense recognized related to grants of performance awards was $28.1 million, $18.2 million, and $22.7 million during 2023, 2022, and 2021, respectively.
Mattel had four LTIP performance cycles in place during 2023, which were established by the Compensation Committee of the Board of Directors: (i) a January 1, 2020—December 31, 2022 ("2020 LTIP"), which was completed in the first quarter of 2023 (ii) a January 1, 2021—December 31, 2023 performance cycle ("2021 LTIP"), (ii) a January 1, 2022—December 31, 2024 performance cycle ("2022 LTIP"), and (iii) a January 1, 2023—December 31, 2025 performance cycle ("2023 LTIP"). Under the LTIP performance cycles in place in 2023, officers and key employees may earn shares of Mattel's common stock based on attaining certain cumulative three-year performance targets, which are subject to approvals of the Compensation Committee of the Board of Directors. The ultimate amount of shares earned for these LTIP awards may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.
Mattel determines the fair value of the performance-related components of its performance awards based on the closing market price of Mattel's common stock on the date of grant and determines the fair value of the market-related components of its performance awards based on the Monte Carlo valuation methodology. Performance awards cliff-vest at the end of the requisite service period, which typically occurs in the first quarter subsequent to the end of the performance period. Mattel recognizes compensation expense on a straight-line basis over the requisite service period, provided that certain cumulative three-year performance targets and other vesting criteria are met. The weighted-average grant-date fair value of performance awards granted during 2023, 2022, and 2021 was $19.44, $28.39, and $22.91 respectively.
The following weighted-average valuation assumptions were used in determining the fair value of the market-related components of performance awards granted:

	2023	2022	2021
Risk-free interest rate	3.8%	2.8%	0.3%
Volatility factor	35.6%	43.4%	50.1%
Dividend yield	—%	—%	—%

The following is a summary of performance award information and weighted-average grant-date fair values for Mattel's performance awards:

	2023		2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	2,894	$18.77	3,347	$15.52	3,405	$13.79
Granted (a)(b)	1,954	16.42	1,440	21.35	906	22.04
Vested	(2,189)	11.93	(1,823)	14.89	(884)	15.63
Forfeited	(219)	18.96	(70)	17.26	(80)	14.70
Unvested at December 31	2,440	$23.01	2,894	$18.77	3,347	$15.52
(a)During 2023, Mattel granted 1.2 million shares as part of its 2023 LTIP and issued 0.8 million incremental shares under the 2020 LTIP based on the final earnout of the 2020 performance cycle, which are included in the weighted average grant-date fair value. During 2022, Mattel granted 0.7 million shares as part of its 2022 LTIP and issued 0.8 million incremental shares under the 2019 LTIP based on the final earnout of the 2019 performance cycle, which are included in the weighted average grant-date fair value. During 2021, Mattel granted 0.8 million shares under the 2021 LTIP and issued 0.1 million incremental shares under the 2018 LTIP based on the final earnout of the 2018 performance cycle, which are included in the weighted average grant-date fair value.
(b)The number of shares granted for the 2023 LTIP, the 2022 LTIP, and the 2021 LTIP, represents the aggregate target numbers of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to performance awards that would be issued if performance goals are achieved at the maximum number of shares are approximately 2 million, 1 million, and 2 million for 2023, 2022, and 2021, respectively.
At December 31, 2023, performance awards expected to vest totaled approximately 2 million shares, with a weighted-average grant-date fair value of $21.65. The total grant-date fair value of performance awards vested during 2023, 2022, and 2021 was approximately $26 million, $27 million, and $14 million, respectively.
Note 10—Earnings Per Share
The following table reconciles basic and diluted earnings per common share:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands, except per share amounts)
Basic:
Net income	$214,352	$393,913	$902,987
Weighted-average number of common shares	353,588	353,792	350,007
Basic net income per common share	$0.61	$1.11	$2.58

Diluted:
Net income	$214,352	$393,913	$902,987
Weighted-average number of common shares	353,588	353,792	350,007
Dilutive share-based awards (a)	3,524	5,820	7,246
Weighted-average number of common and potential common shares	357,112	359,612	357,253
Diluted net income per common share	$0.60	$1.10	$2.53
(a)    Share-based awards totaling 10.4 million, 10.6 million and 12.1 million were excluded from the calculation of diluted net income per common share for the years ended December 31, 2023, 2022, and 2021 respectively, because their effect would be antidilutive.

Note 11—Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$2,828	$—	$2,828

Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$9,564	$—	$9,564

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$17,563	$—	$17,563

Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$10,754	$—	$10,754
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
The estimated fair value of Mattel's long-term debt was $2.23 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2023 and $2.13 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2022. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 12—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of December 31, 2023 and 2022, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $609 million and $674 million, respectively.
The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2023	December 31, 2022
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$2,198	$14,899
Foreign currency forward exchange and other contracts	Other noncurrent assets	52	1,501
Total Derivatives Designated as Hedging Instruments		$2,250	$16,400
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$578	$1,163
Total Derivatives Not Designated as Hedging Instruments		$578	$1,163
		$2,828	$17,563

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2023	December 31, 2022
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$7,520	$3,647
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	1,575	807
Total Derivatives Designated as Hedging Instruments		$9,095	$4,454
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$449	$6,261
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	20	39
Total Derivatives Not Designated as Hedging Instruments		$469	$6,300
		$9,564	$10,754

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Year Ended			Statements of Operations Classification
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Foreign currency forward exchange contracts:
Amount of (losses) gains recognized in OCI	$(15,903)	$40,449	$23,253
Amount of gains (losses) reclassified from accumulated OCI to the consolidated statements of operations	10,292	26,513	(912)	Cost of sales
The net gains (losses) reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2023, 2022, and 2021, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Year Ended			Statements of Operations Classification
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Amount of net gains (losses) recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$19,939	$(7,833)	$2,872	Other non-operating (income) expense, net
Foreign currency forward exchange and other contracts	—	—	639	Cost of sales
	$19,939	$(7,833)	$3,511
The net gains (losses) recognized in the consolidated statements of operations during 2023, 2022, and 2021, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
Note 13—Commitments and Contingencies
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

Licensing and similar agreements in effect at December 31, 2023 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2024	$90,005
2025	93,713
2026	25,526
2027	24,906
2028	400
Thereafter	—
$234,550
Royalty expense for 2023, 2022, and 2021 was $249.8 million, $230.8 million, and $184.3 million, respectively.
The following table shows the future minimum obligations for purchases of inventory, services, and other items as of December 31, 2023:

Other Purchase Obligations
(In thousands)
2024	$283,927
2025	49,949
2026	30,269
2027	25,301
2028	6,062
Thereafter	—
$395,508
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel's workers' compensation, general, automobile, product liability, and property risks. For the year ended December 31, 2023, Far West insured the first $1.0 million per occurrence for workers' compensation risks, the first $0.5 million per occurrence for general and automobile liability risks, the first $2.0 million per occurrence for product liability losses occurring prior to February 1, 2020, and the first $5.0 million per occurrence for product liability risks thereafter, and up to $1.0 million per occurrence for property risks. Various insurance companies that have an "A" or better AM Best rating at the time the policies are purchased reinsured Mattel's risk in excess of the amounts insured by Far West. Mattel's liability for workers' compensation, general, automobile, product liability, and property claims at December 31, 2023 and 2022 totaled $12.2 million and $14.2 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel's estimate of the aggregate liability for claims incurred.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of December 31, 2023, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the U.S. federal courts' Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a class-wide basis. In October 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs' petition to appeal the denial of certification of the damages and injunctive relief classes. On February 13, 2024, the parties filed a notice of settlement informing the court that they have reached a settlement in principle of this litigation. The settlement in principle is subject to preliminary and final approval by the court. As of December 31, 2023, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
Thirty-one additional lawsuits filed between April 2019 and January 2024 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-four children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
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
Mattel has also had discussions with the U.S. Consumer Product Safety Commission ("CPSC") regarding a request from the CPSC that Mattel increase the proportional cash refund available to consumers who participate in the recall of the Sleeper first announced in 2019. As of December 31, 2023, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
Note 14—Segment Information
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

In February 2024, Mattel announced an organizational change that American Girl will become part of Mattel's North America commercial organization and, as a result, American Girl will no longer be an operating segment. Beginning in the first quarter of 2024, Mattel is expected to have two reportable segments, North America and International.
The following tables present information regarding net sales, operating income, depreciation and amortization, and assets by segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Net Sales by Segment
North America	$3,003,218	$2,987,831	$2,968,278
International	2,230,783	2,220,001	2,219,189
American Girl	207,218	226,855	270,274
Net sales	$5,441,219	$5,434,687	$5,457,741

Operating Income (Loss) by Segment (a)
North America	$793,444	$765,867	$872,536
International	299,084	295,840	349,952
American Girl	(5,701)	199	5,409
	1,086,827	1,061,906	1,227,897
Corporate and other expense (b)	(525,168)	(386,391)	(498,335)
Operating income	561,659	675,515	729,562
Interest expense	123,786	132,818	253,937
Interest (income)	(25,238)	(9,398)	(3,503)
Other non-operating (income) expense, net (c)	(2,293)	47,760	8,364
Income before income taxes	$465,404	$504,335	$470,764
(a)Segment operating income included (i) severance and other restructuring charges of approximately $(1) million, $11 million, and $3 million for 2023, 2022, and 2021, respectively, which were allocated to the North America, International, and American Girl segments.
(b)Corporate and other expense included (i) severance and other restructuring charges of approximately $61 million, $26 million, and $32 million for 2023, 2022, and 2021, respectively and (ii) inclined sleeper product recall litigation charges of approximately $18 million, $(1) million, and $15 million for 2023, 2022, and 2021, respectively.
(c)Other non-operating (income) expense, net includes $45.4 million of currency translation losses recognized as a result of Mattel's liquidation of its subsidiary in Argentina, which was substantially completed in 2022.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Depreciation and Amortization by Segment
North America	$90,563	$87,454	$86,308
International	59,876	58,683	59,610
American Girl	6,893	10,631	12,508
	157,332	156,768	158,426
Corporate and other	20,012	25,411	25,887
Depreciation and amortization	$177,344	$182,179	$184,313

Segment assets are comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Assets by Segment
North America	$792,613	$778,897	$784,836
International	735,236	756,830	798,833
American Girl	52,500	58,833	52,168
	1,580,349	1,594,560	1,635,837
Corporate and other	73,087	159,725	214,031
Accounts receivable and inventories, net	$1,653,436	$1,754,285	$1,849,868
Geographic Information
The tables below present information by geographic area. Net sales are attributed to countries based on location of customer. Long-lived assets include property, plant, and equipment, net, and right-of-use assets, net.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Net Sales by Geographic Area
North America Region (a)	$3,210,436	$3,214,686	$3,238,552
International Region
EMEA	1,241,483	1,324,435	1,375,463
Latin America	658,018	590,963	519,610
Asia Pacific	331,282	304,603	324,116
Total International Region	2,230,783	2,220,001	2,219,189
Net sales	$5,441,219	$5,434,687	$5,457,741

	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Long-Lived Assets
North America Region (b)	$337,527	$327,418	$366,519
International Region	441,187	460,394	414,931
Consolidated total	$778,714	$787,812	$781,450
(a)Net sales for the North America Region include net sales attributable to the United States of $3.05 billion, $3.04 billion, and $3.07 billion for 2023, 2022, and 2021, respectively.
(b)Long-lived assets for the North America Region include long-lived assets attributable to the United States of $319.3 million, $309.0 million, and $343.7 million for 2023, 2022, and 2021, respectively.
Major Customers
In 2023, net sales to Mattel's three largest customers accounted for 44% of worldwide consolidated net sales. In 2023, net sales to Walmart, Target, and Amazon were $1.13 billion, $0.67 billion, and $0.60 billion, respectively. In 2022, net sales to Mattel's three largest customers accounted for 43% of worldwide consolidated net sales. In 2022, net sales to Walmart, Target, and Amazon were $0.95 billion, $0.76 billion, and $0.64 billion, respectively. In 2021, net sales to Mattel's three largest customers accounted for 46% of worldwide consolidated net sales. In 2021, net sales to Walmart, Target, and Amazon were $1.17 billion, $0.74 billion, and $0.62 billion, respectively.
The North America segment sells products to each of Mattel's three largest customers. The International segment sells products to Walmart and Amazon. The American Girl segment's net sales to Mattel's three largest customers were not material.

Note 15—Restructuring Charges
Optimizing for Growth (formerly Capital Light)
Mattel's Optimizing for Growth program (the "OFG program") was a multi-year cost savings program that integrated and expanded upon the previously announced Capital Light program. In February 2023, the OFG program was expanded to include additional initiatives, including actions to further streamline Mattel's organizational structure.
Mattel has concluded the OFG program as of December 31, 2023. In connection with the OFG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Cost of sales (a)	$(1,276)	$10,685	$2,885
Other selling and administrative expenses (b)	32,302	23,592	32,266
	$31,026	$34,277	$35,151
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment operating income in "Note 14 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in corporate and other expense in "Note 14 to the Consolidated Financial Statements—Segment Information."
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OFG program:

	Liability at December 31, 2022	Charges (a)	Payments/Utilization	Liability at December 31, 2023
	(In thousands)
Severance	$9,355	$22,030	$(27,122)	$4,263
Other restructuring charges	3,540	8,996	(12,077)	459
	$12,895	$31,026	$(39,199)	$4,722

	Liability at December 31, 2021	Charges (a)	Payments/Utilization	Liability at December 31, 2022
	(In thousands)
Severance	$12,411	$14,729	$(17,785)	$9,355
Other restructuring charges	2,834	19,548	(18,842)	3,540
	$15,245	$34,277	$(36,627)	$12,895
(a)Other restructuring charges consist primarily of expenses associated with the restructuring of commercial and corporate functions and consolidation of manufacturing facilities.
As of December 31, 2023, Mattel had recorded cumulative severance and other restructuring charges related to the OFG program, including previous actions taken under the Capital Light program, of approximately $196 million, which included approximately $73.0 million of non-cash charges, including $45.4 million recorded in non-operating expense, net, during 2022, related to the liquidation of Mattel's subsidiary in Argentina.
During 2021, in conjunction with the OFG program, Mattel completed the sale of a manufacturing plant based in Mexico, which included land and buildings, resulting in a pre-tax gain of $15.8 million.

Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the Optimizing for Profitable Growth program, a multi-year cost savings program that follows the OFG program and is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint (the "OPG program"). The OPG program includes cost savings actions in connection with discontinuing production at a plant in China as previously announced in the third quarter of 2023, that were not included in the OFG program.
In connection with the OPG program, as of Decemeber 31, 2023, Mattel recorded $25.3 million of severance costs within other selling and administrative expense in the consolidated statements of operations and is included in corporate and other expense in "Note 14 to the Consolidated Financial Statements—Segment Information."
The following table summarizes Mattel's severance charges activity related to the OPG program for the year ended December 31, 2023:

	Liability at December 31, 2022	Charges	Payments/Utilization	Liability at December 31, 2023
	(In thousands)
Severance	$—	$25,296	$(200)	$25,096

As of December 31, 2023, Mattel expects to incur total cash expenditures under the OPG program of approximately $130 to $165 million and non-cash charges of up to $5 million.
Other Cost Savings Actions
In 2023, Mattel executed other cost savings actions not included in the OFG program or the OPG program to streamline its organizational structure. In connection with these actions, Mattel recorded severance expense of $3.4 million within other selling and administrative expenses in the consolidated statement of operations.
Note 16—Income Taxes
Consolidated pre-tax income consists of the following:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
U.S. operations	$150,361	$221,149	$9,612
Foreign operations	315,043	283,186	461,152
Consolidated pre-tax income excluding equity method investments	$465,404	$504,335	$470,764

The provision (benefit) for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Current
Federal	$8,256	$—	$(9,819)
State	4,669	2,359	(4,060)
Foreign	79,843	62,278	81,899
	92,768	64,637	68,020
Deferred
Federal	(24,711)	55,805	(229,217)
State	1,986	2,440	(27,970)
Foreign	199,432	12,969	(231,214)
	176,707	71,214	(488,401)
Provision (benefit) for income taxes	$269,475	$135,851	$(420,381)
Deferred income taxes are provided principally for tax credit carryforwards, net operating loss carryforwards, interest expense, research and development expenses, employee compensation-related expenses, right-of-use assets, lease liabilities, and certain other reserves that are recognized in different years for financial statement and income tax reporting purposes. Mattel's deferred income tax assets (liabilities) consist of the following:

	December 31, 2023	December 31, 2022
	(In thousands)
Tax credit carryforwards	$41,550	$67,451
Research and development expenses	104,582	44,323
Net operating loss carryforwards	77,321	91,704
Interest expense	65,045	79,720
Allowances and reserves	116,148	118,168
Deferred compensation	63,458	40,716
Postretirement benefits	22,741	23,227
Intangible assets	115	212,497
Lease liabilities	81,604	81,298
Other	35,509	35,308
Gross deferred income tax assets	608,073	794,412
Intangible assets	(167,336)	(175,077)
Right-of-use assets	(75,076)	(73,757)
Other	(37,259)	(39,260)
Gross deferred income tax liabilities	(279,671)	(288,094)
Deferred income tax asset valuation allowances	(85,352)	(89,841)
Net deferred income tax assets	$243,050	$416,477
Net deferred income tax assets are presented in the consolidated balance sheets as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Deferred income tax assets	$299,157	$471,672
Other noncurrent liabilities	(56,107)	(55,195)
	$243,050	$416,477

As of December 31, 2023, Mattel had U.S. federal and foreign loss carryforwards totaling $289.1 million and U.S. federal, state, and foreign tax credit carryforwards of $44.4 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel's loss and tax credit carryforwards expire in the following periods:

	Loss Carryforward	Tax Credit Carryforward
	(In thousands)
2024–2028	$10,085	$882
Thereafter	113,274	22,390
No expiration date	165,707	21,105
	$289,066	$44,377
In 2023, Mattel completed an intra-group transfer of certain IP rights, resulting in a net tax expense of $161.4 million related to the write-down of certain foreign deferred tax assets and establishment of certain U.S. deferred tax assets, resulting in a reduction in intangible deferred tax assets and deferred tax liabilities and an increase in research and development deferred tax assets.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the twelve months ended December 31, 2021, Mattel continued to see improved and sustained profitability, which presented objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, during 2021, Mattel released the valuation allowances related to certain U.S. federal, state, and foreign deferred tax assets, except for certain tax assets that are primarily expected to expire before utilization. Valuation allowance releases for the year ended December 31, 2021, resulted in recognition of a portion of these deferred tax assets and a benefit to Mattel's provision for income taxes of $540.8 million. Changes in the valuation allowances in 2022 primarily related to utilization and expiration of tax attributes and currency fluctuations. As of December 31, 2022, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $16 million and $74 million, respectively. Changes in the valuation allowances in 2023 primarily related to changes in the assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes, and currency fluctuations. As of December 31, 2023, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $14 million and $71 million, respectively. As of December 31, 2023 and 2022, Mattel had recorded net deferred tax assets of $243.1 million and $416.5 million, respectively.

Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Provision at U.S. federal statutory rate	$97,735	$105,910	$98,861
Differences resulting from:
Changes in valuation allowances	2,343	—	(540,803)
Foreign earnings taxed at different rates, including foreign losses without benefit	(12,844)	16,877	35,468
Tax related to pass-through income	3,869	5,340	2,487
Non deductible executive compensation	7,248	5,141	7,115
State and local taxes, net of U.S. federal benefit (expense)	8,480	5,027	(983)
Adjustments to previously accrued taxes	9,943	(9,471)	(19,101)
Tax on undistributed earnings of foreign subsidiaries	(1,000)	10,600	7,000
Research and development tax credit	(7,248)	(5,487)	(5,350)
Discrete tax impact due to intra-group IP transfer	161,388	—	—
Other	(439)	1,914	(5,075)
Provision (benefit) for income taxes	$269,475	$135,851	$(420,381)
In assessing whether uncertain tax positions should be recognized in its financial statements, Mattel first determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely than not recognition threshold, Mattel presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. For tax positions that meet the more likely than not recognition threshold, Mattel measures the amount of benefit recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more likely than not be realized.
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
A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Unrecognized tax benefits at January 1	$114,057	$118,781	$140,309
Increases for positions taken in current year	5,855	5,034	5,113
Increases for positions taken in a prior year	18,831	8,037	3,658
Decreases for positions taken in a prior year	(4,841)	(7,315)	(1,324)
Decreases for settlements with taxing authorities	(273)	(1,236)	(2,852)
Decreases for lapses in the applicable statute of limitations	(3,659)	(9,244)	(26,123)
Unrecognized tax benefits at December 31	$129,970	$114,057	$118,781
Of the $130.0 million of unrecognized tax benefits as of December 31, 2023, $110.7 million would impact the effective tax rate if recognized, $10.1 million would result in an increase in the valuation allowance, and $9.2 million would result in an offset with a non-current asset account.

Mattel recognized an increase of interest and penalties of $1.5 million in 2023, a decrease of $5.3 million in 2022, and a decrease of $1.5 million in 2021, related to unrecognized tax benefits, which are reflected in the provision (benefit) for income taxes in the consolidated statements of operations. As of December 31, 2023, Mattel accrued $17.3 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of December 31, 2022, Mattel accrued $15.9 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized.
In the normal course of business, Mattel is regularly audited by U.S. federal, state, local and foreign tax authorities. Mattel remains subject to IRS examination for the 2020 through 2023 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various jurisdictions, including California for the 2018 through 2023 tax years, New York for the 2020 through 2023 tax years, and Wisconsin for the 2015 through 2023 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in various foreign jurisdictions including Hong Kong for the 2017 through 2023 tax years, Mexico for the 2018 through 2023 tax years, Netherlands for the 2019 through 2023 tax years, Cyprus for the 2020 through 2023 tax years, China for the 2010 through 2023 tax years, and United Kingdom for the 2017 through 2023 tax years. Based on the current status of U.S. federal, state, local, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $16.2 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of certain issues with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
Mattel has recorded a deferred tax liability of $23.0 million related to undistributed earnings of certain foreign subsidiaries of $0.56 billion as of December 31, 2023. During 2023, Mattel reported a distribution of foreign earnings to the United States for which taxes had been previously provided. Taxes have not been provided on approximately $1.05 billion of undistributed foreign U.S. GAAP retained earnings. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when Mattel determines that it is advantageous for business operations or cash management purposes.

Note 17—Supplemental Financial Information

	December 31, 2023	December 31, 2022
	(In thousands)
Inventories included the following:
Finished goods	$478,707	$754,852
Raw materials and work in process	92,902	139,212
	$571,609	$894,064

Accrued liabilities included the following:
Incentive compensation	$143,091	$2,889
Advertising and promotion	102,217	115,707
Royalties	86,475	65,330
Lease liabilities	77,254	75,297

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(In thousands)
Currency transaction gains (losses) included in:
Operating income	$(14,921)	$(15,544)	$(10,212)
Other non-operating income/expense, net	1,545	(11,550)	(8,224)
Currency transaction losses, net	$(13,376)	$(27,094)	$(18,436)

Other selling and administrative expenses included the following:
Design and development	$198,603	$195,451	$189,372
Identifiable intangible asset amortization	37,893	37,602	38,039
Bad debt expense, net	(1,502)	18,279	1,202

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Principal Executive Officer and Principal Financial Officer Certifications
Appearing as exhibits to this report are certifications of Mattel's principal executive officer and Mattel's principal financial officer. The certifications are required to be made by Rule 13a-14 or Rule 15d-14 under the Securities Exchange Act of 1934. This item contains the information about the evaluation that is referred to in the certifications, and the information set forth below in this Item 9A should be read in conjunction with the certifications for a more complete understanding of the certifications.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures are not effective as of December 31, 2023 due to a material weakness in Mattel's internal control over financial reporting, as further described in Management's Report on Internal Control Over Financial Reporting, which is included in Item 8 "Financial Statements and Supplementary Data" of this report and incorporated herein by reference.
Management's Report on Internal Control Over Financial Reporting
The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Management's Report on Internal Control Over Financial Reporting, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Remediation Plan
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. Additional time is required to complete the design and test the operating effectiveness of the applicable controls to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Report of Independent Registered Public Accounting Firm
The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Corporate Governance at Mattel—Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board Structure—Board Committees—Audit Committee"; "Compensation at Mattel—Executive Officers"; and, to the extent applicable, "Stock Ownership and Reporting —Delinquent Section 16(a) Reports" in the Mattel 2024 Proxy Statement to be filed with the SEC within 120 days of December 31, 2023 (the "Proxy Statement").
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required under this Item is incorporated herein by reference to the sections entitled "Corporate Governance at Mattel—Board Accountability and Effectiveness—Certain Transactions with Related Parties" and "Corporate Governance at Mattel—Board Structure—Board Independence Determinations" in the Proxy Statement.
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
 2.    Financial Statement Schedule for the Years Ended December 31, 2023, 2022, and 2021
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."
3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-05647	4.0	February 25, 2020
4.1	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.2	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.3	Indenture, dated as of November 20, 2019, by and among the Issuer, the guarantors named therein, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	November 20, 2019
4.4	Indenture, dated as of March 19, 2021, by and among the Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee, related to Mattel, Inc.'s 3.375% Senior Notes due 2026	8-K	001-05647	4.1	March 19, 2021
4.5	Indenture, dated as of March 19, 2021, by and among the Issuer, the guarantors named therein, and U.S. Bank National Association, as Trustee, related to Mattel, Inc.'s 3.750% Senior Notes due 2029	8-K	001-05647	4.2	March 19, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.6	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.7	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.8	Form of 5.875% Senior Notes due 2027	8-K	001-05647	4.2	November 20, 2019
4.9	Form of 3.375% Senior Notes due 2026	8-K	001-05647	4.3	March 19, 2021
4.10	Form of 3.750% Senior Notes due 2029	8-K	001-05647	4.4	March 19, 2021
10.0	Revolving Credit Agreement, dated as of September 15, 2022, among Mattel, Inc., as the borrower, Bank of America, N.A., as Administrative Agent, BofA Securities, Inc., Citibank, N.A., and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Bookrunners, Citibank, N.A. and Wells Fargo Securities, LLC, as Co-Syndication Agents, and the other financial institutions party thereto.	8-K	001-05647	10.1	September 19, 2022
10.1+	Form of Indemnification Agreement	8-K	001-05647	10.1	December 21, 2020
10.2+	Letter Agreement between Mattel, Inc. and Richard Dickson, dated May 16, 2014, regarding an offer of employment for the position of Chief Brands Officer	10-Q	001-05647	10.2	July 29, 2014
10.3+	Letter Agreement between Mattel, Inc. and Amanda Thompson, dated August 23, 2017, regarding an offer of employment for the position of EVP and Chief People Officer	10-K	001-05647	10.20	February 22, 2019
10.4+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.5+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz's long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.6+	Letter Agreement between Mattel, Inc. and Yoon Hugh, dated April 15, 2019, regarding an offer of employment for the position of Senior Vice President and Corporate Controller	8-K	001-05647	10.1	April 19, 2019
10.7+	Letter Agreement between Mattel, Inc. and Roberto Isaias, dated February 1, 2020, regarding relocation from Mexico to Mattel's California headquarters	10-K	001-05647	10.22	February 25, 2021
10.8+	Letter Agreement between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020, regarding an offer of employment for the position of Executive Advisor and Chief Financial Officer	8-K	001-05647	10.1	June 23, 2020
10.9+	Letter Agreement between Mattel, Inc. and Jonathan Anschell, dated December 5, 2020, regarding an offer of employment for the position of EVP, Chief Legal Officer, and Secretary	10-K	001-05647	10.26	February 25, 2021
10.10+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.11+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.12+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.13+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.14+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.15+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.16+	Amendment No. 4 to the DCPEP	10-Q	001-05647	10.5	August 10, 2020
10.17+	Amendment No. 5 to the DCPEP	10-K	001-05647	10.34	February 25, 2021
10.18+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.19+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.20+	Mattel, Inc. Amended and Restated Executive Severance Plan B (the "Executive Severance Plan B")	8-K	001-05647	10.1	March 24, 2023
10.21+	Form of Participation Letter Agreement under the Mattel, Inc. Amended and Restated Executive Severance Plan B applicable to Ynon Kreiz, Richard Dickson, and Anthony DiSilvestro	8-K	001-05647	10.2	March 24, 2023
10.22+	Form of Participation Letter Agreement under the Mattel, Inc. Amended and Restated Executive Severance Plan B	8-K	001-05647	10.3	March 24, 2023
10.23+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	10-Q	001-05647	10.4	May 2, 2023
10.24+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.25+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.50	February 25, 2021
10.26+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.51	February 25, 2021
10.27+	Form of Grant Agreement for grants of RSUs to employees under the 2010 Plan	10-K	001-05647	10.52	February 25, 2021
10.28+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.53	February 25, 2021
10.29+	Form of Grant Agreement for July 31, 2015 grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.9	October 27, 2015

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.30+	Form of Grant Agreement for August 1, 2017 grants of NQSOs to employees under the 2010 Plan	10-K	001-05647	10.55	February 25, 2021
10.31+	Form of Grant Agreement for July 31, 2020 grants of NQSOs to employees under the 2010 Plan	10-K	001-05647	10.56	February 25, 2021
10.32+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.33+	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based restricted stock units ("Performance Units") to senior executives under the 2010 Plan	10-K	001-05647	10.59	February 25, 2021
10.34+	Form of Grant Agreement for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.60	February 25, 2021
21.0*	Subsidiaries of the Registrant as of December 31, 2023
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.0*	Certification of Principal Executive Officer dated March 15, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated March 15, 2024, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated March 15, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.0*	Mattel, Inc. Rule 10D-1 Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (embedded within the Inline XBRL Document)

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
Date: March 15, 2024

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

Signature	Title	Date

/S/ YNON KREIZ	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2024
Ynon Kreiz

/S/ ANTHONY DISILVESTRO	Chief Financial Officer (Principal Financial Officer)	March 15, 2024
Anthony DiSilvestro

/S/ YOON HUGH	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2024
Yoon Hugh

/S/ ADRIANA CISNEROS	Director	March 15, 2024
Adriana Cisneros

/S/ MICHAEL DOLAN	Director	March 15, 2024
Michael Dolan

/S/ DIANA FERGUSON	Director	March 15, 2024
Diana Ferguson

/S/ JULIUS GENACHOWSKI	Director	March 15, 2024
Julius Genachowski

/S/ PROF. NOREENA HERTZ	Director	March 15, 2024
Prof. Noreena Hertz

/S/ SOREN LAURSEN	Director	March 15, 2024
Soren Laursen

/S/ ROGER LYNCH	Director	March 15, 2024
Roger Lynch

/S/ DOMINIC NG	Director	March 15, 2024
Dominic Ng

/S/ DR. JUDY OLIAN	Director	March 15, 2024
Dr. Judy Olian

/S/ DAWN OSTROFF	Director	March 15, 2024
Dawn Ostroff

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	(Reductions) Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Credit Losses:
Year Ended December 31, 2023	$27,603	$(1,502)		$(17,350)	(a)	$8,751
Year Ended December 31, 2022	10,668	18,279		(1,344)	(a)	27,603
Year Ended December 31, 2021	15,930	1,202		(6,464)	(a)	10,668
Income Tax Valuation Allowances:
Year Ended December 31, 2023	$89,841	$215,915	(b)	$(220,404)	(c)	$85,352
Year Ended December 31, 2022	99,233	3,412	(b)	(12,804)	(c)	89,841
Year Ended December 31, 2021	621,668	198,794	(b)	(721,229)	(c)	99,233
(a)Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)For the year ended December 31, 2023, the additions primarily represent the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets during the third quarter of 2023 resulting from the intragroup transfer of certain IP rights and increases related to losses and credits without benefit. For the years ended December 31, 2022 and 2021, the additions represent increases related to losses and credits without benefit. See Item 8 "Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements – Income Taxes" for additional details.
(c)For the year ended December 31, 2023, the deductions primarily represent the subsequent write-off of the $212.4 million of foreign deferred tax assets that were reserved for in the third quarter of 2023 and projected utilization of loss carryforwards. For the year ended December 31, 2022, the deductions primarily included projected utilization of loss carryforwards and credits. For the year ended December 31, 2021, the deductions primarily related to the reversal of the valuation allowances on certain U.S. federal, state, and foreign deferred tax assets. See Item 8 "Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements – Income Taxes" for additional details.