Form 10-Q
period 2024-03-31
MATTEL INC /DE/
filed 2024-04-30
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of April 15, 2024: 344.1 million shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors, many of which are beyond Mattel's control, could cause actual future results to differ materially from those projected in the forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products on a timely and cost-effective basis; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, tariffs, trade policies, product safety, or sustainability, which may increase Mattel's product costs and other costs of doing business, and reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the war in Ukraine and geopolitical developments in the Middle East), natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence, non-fungible tokens, and cryptocurrency; (xxii) an inability to remediate the material weakness in Mattel's internal control over financial reporting, or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal control; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Annual Report on Form 10-K"), and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023	December 31, 2023
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,130,223	$461,717	$1,261,363
Accounts receivable, net of allowances for credit losses of $8.7 million, $12.9 million, and $8.8 million, respectively	673,270	673,844	1,081,827
Inventories	669,335	961,048	571,609
Prepaid expenses and other current assets	262,668	269,723	207,548
Total current assets	2,735,496	2,366,332	3,122,347
Noncurrent Assets
Property, plant, and equipment, net	452,220	471,216	465,523
Right-of-use assets, net	308,456	304,496	313,191
Goodwill	1,383,757	1,380,992	1,384,512
Deferred income tax assets	304,240	483,562	299,157
Intangible assets, net	384,306	417,919	393,039
Other noncurrent assets	496,897	407,221	458,053
Total Assets	$6,065,372	$5,831,738	$6,435,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$315,346	$314,140	$442,286
Accrued liabilities	768,840	641,326	866,283
Income taxes payable	14,925	13,496	33,911
Total current liabilities	1,099,111	968,962	1,342,480
Noncurrent Liabilities
Long-term debt	2,331,078	2,326,731	2,329,986
Noncurrent lease liabilities	256,200	257,415	259,548
Other noncurrent liabilities	353,671	340,969	354,595
Total noncurrent liabilities	2,940,949	2,925,115	2,944,129
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,772,154	1,772,796	1,774,911
Treasury stock at cost: 97.3 million shares, 87.4 million shares, and 92.9 million shares, respectively	(2,306,258)	(2,129,424)	(2,224,160)
Retained earnings	3,033,780	2,741,238	3,062,061
Accumulated other comprehensive loss	(915,733)	(888,318)	(904,968)
Total stockholders' equity	2,025,312	1,937,661	2,149,213
Total Liabilities and Stockholders' Equity	$6,065,372	$5,831,738	$6,435,822
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited; in thousands, except per share amounts)
Net Sales	$809,508	$814,579
Cost of sales	420,638	488,792
Gross Profit	388,870	325,787
Advertising and promotion expenses	71,441	76,047
Other selling and administrative expenses	352,947	364,777
Operating Loss	(35,518)	(115,037)
Interest expense	30,059	31,128
Interest (income)	(17,282)	(6,519)
Other non-operating expense (income), net	5,613	(1,439)
Loss Before Income Taxes	(53,908)	(138,207)
Benefit from income taxes	(20,790)	(26,999)
(Income) from equity method investments	(4,837)	(4,737)
Net Loss	$(28,281)	$(106,471)
Net Loss Per Common Share - Basic	$(0.08)	$(0.30)
Weighted-average number of common shares	346,888	354,942
Net Loss Per Common Share - Diluted	$(0.08)	$(0.30)
Weighted-average number of common and potential common shares	346,888	354,942
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited; in thousands)
Net Loss	$(28,281)	$(106,471)
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(17,946)	28,100
Employee benefit plan adjustments	2,198	727
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	13,224	(1,772)
Reclassification adjustments included in net loss	(8,241)	(3,895)
	4,983	(5,667)
Other Comprehensive (Loss) Income, Net of Tax	(10,765)	23,160
Comprehensive Loss	$(39,046)	$(83,311)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(28,281)	$(106,471)
Adjustments to reconcile net loss to net cash flows provided by (used for) operating activities:
Depreciation	34,513	33,734
Amortization of intangible assets	7,823	9,461
Share-based compensation	17,929	16,943
Inventory obsolescence	16,069	24,926
Deferred income taxes	(5,157)	(9,854)
Income from equity method investments	(4,837)	(4,737)
Content assets amortization	14,239	12,408
Changes in assets and liabilities:
Accounts receivable, net	398,921	192,853
Inventories	(123,718)	(83,162)
Prepaid expenses and other current assets	(47,835)	(57,844)
Accounts payable, accrued liabilities, and income taxes payable	(226,543)	(207,475)
Content assets spend	(7,161)	(12,423)
Other, net	(10,467)	(14,739)
Net cash flows provided by (used for) operating activities	35,495	(206,380)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(15,759)	(19,924)
Purchases of other property, plant, and equipment	(14,713)	(23,068)
Proceeds from foreign currency forward exchange contracts, net	1,829	1,443
Other, net	209	(962)
Net cash flows used for investing activities	(28,434)	(42,511)
Cash Flows From Financing Activities:
Share repurchases	(99,999)	(33,986)
Tax withholdings for share-based compensation	(6,165)	(20,299)
Proceeds from stock option exercises	4,299	2,045
Other, net	(29,463)	(969)
Net cash flows used for financing activities	(131,328)	(53,209)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(6,873)	2,582
Decrease in Cash and Equivalents	(131,140)	(299,518)
Cash and Equivalents at Beginning of Period	1,261,363	761,235
Cash and Equivalents at End of Period	$1,130,223	$461,717
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2023	$441,369	$1,774,911	$(2,224,160)	$3,062,061	$(904,968)	$2,149,213
Net loss	—	—	—	(28,281)	—	(28,281)
Other comprehensive loss, net of tax	—	—	—	—	(10,765)	(10,765)
Share repurchases	—	—	(100,758)	—	—	(100,758)
Issuance of treasury stock for stock option exercises	—	(2,754)	7,053	—	—	4,299
Issuance of treasury stock for restricted stock units vesting	—	(17,932)	11,607	—	—	(6,325)
Share-based compensation	—	17,929	—	—	—	17,929
Balance, March 31, 2024	$441,369	$1,772,154	$(2,306,258)	$3,033,780	$(915,733)	$2,025,312

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2022	$441,369	$1,808,308	$(2,129,639)	$2,847,709	$(911,478)	$2,056,269
Net loss	—	—	—	(106,471)	—	(106,471)
Other comprehensive income, net of tax	—	—	—	—	23,160	23,160
Share repurchases	—	—	(33,986)	—	—	(33,986)
Issuance of treasury stock for stock option exercises	—	(1,144)	3,189	—	—	2,045
Issuance of treasury stock for restricted stock units vesting	—	(51,311)	31,012	—	—	(20,299)
Share-based compensation	—	16,943	—	—	—	16,943
Balance, March 31, 2023	$441,369	$1,772,796	$(2,129,424)	$2,741,238	$(888,318)	$1,937,661
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
The December 31, 2023 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in the 2023 Annual Report on Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $8.7 million, $12.9 million, and $8.8 million as of March 31, 2024, March 31, 2023, and December 31, 2023, respectively.
3.     Inventories
Inventories included the following:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Raw materials and work in process	$97,116	$127,712	$92,902
Finished goods	572,219	833,336	478,707
	$669,335	$961,048	$571,609
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Land	$19,590	$18,078	$19,838
Buildings	312,034	305,649	313,750
Machinery and equipment	623,141	668,965	628,089
Software	233,655	337,162	233,224
Tools, dies, and molds	495,158	506,325	488,170
Leasehold improvements	119,777	112,128	121,571
Construction in progress	39,266	80,376	48,483
	1,842,621	2,028,683	1,853,125
Less: accumulated depreciation	(1,390,401)	(1,557,467)	(1,387,602)
	$452,220	$471,216	$465,523

5.     Goodwill and Intangible Assets, Net
Goodwill
Goodwill is allocated to various reporting units for the purpose of evaluating whether goodwill is impaired. Mattel's reporting units are: (i) North America; (ii) American Girl; and (iii) International. Components of the reporting units have been aggregated into single reporting units where the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.
The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2024 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, resulting in a foreign currency translation impact.

	December 31, 2023	Currency Exchange Rate Impact	March 31, 2024
	(In thousands)
North America	$733,487	$(250)	$733,237
American Girl	207,571	—	207,571
International	443,454	(505)	442,949
	$1,384,512	$(755)	$1,383,757
Intangible Assets, Net
Identifiable intangibles were $384.3 million, net of accumulated amortization of $415.8 million, $417.9 million, net of accumulated amortization of $378.3 million, and $393.0 million, net of accumulated amortization of $408.5 million as of March 31, 2024, March 31, 2023, and December 31, 2023, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three months ended March 31, 2024 and 2023.
6.     Accrued Liabilities
Accrued liabilities included the following:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Incentive compensation	$155,228	$30,580	$143,091
Lease liabilities	76,976	74,425	77,254
Advertising and promotion	57,082	76,851	102,217
Deferred income	54,591	50,218	56,900
Royalties	34,942	37,093	86,475

7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of March 31, 2024, March 31, 2023, and December 31, 2023 were $53.4 million, $54.8 million, and $54.3 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
Mattel had no borrowings outstanding under the Revolving Credit Facility and no other short-term borrowings outstanding as of March 31, 2024, March 31, 2023, and December 31, 2023. Outstanding letters of credit under the Revolving Credit Facility totaled approximately $9 million, $8 million, and $9 million as of March 31, 2024, March 31, 2023, and December 31, 2023, respectively.

As of March 31, 2024, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Revolving Credit Facility. If Mattel were to default under the terms of the Revolving Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
9.     Long-Term Debt
Long-term debt included the following:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(18,922)	(23,269)	(20,014)
	$2,331,078	$2,326,731	$2,329,986
Less: current portion	—	—	—
Total long-term debt	$2,331,078	$2,326,731	$2,329,986
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
In April 2023, S&P upgraded Mattel's credit rating from BB+ to BBB- and maintained a positive outlook, and in November 2022, Moody's upgraded Mattel's credit rating from Ba1 to Baa3. As a result of the upgraded credit ratings and no events of default, the covenants limiting Mattel's ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of their capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel's ability to merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets, are suspended. If Mattel ceases to have credit ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events. Following the Fall-Away Date under the Revolving Credit Facility, all guarantee obligations of the Guarantors under the 2019 Senior Notes due 2027, 2021 Senior Notes due 2026, and 2021 Senior Notes due 2029 were released, and the obligations of Mattel under the 2019 Senior Notes due 2027, 2021 Senior Notes due 2026, and 2021 Senior Notes due 2029 will be required to be guaranteed by each existing and future direct and indirect domestic subsidiary of Mattel only to the extent such subsidiary guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million.

10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$(142,916)	$(758,589)	$(904,968)
Other comprehensive income (loss) before reclassifications	13,224	1,493	(17,946)	(3,229)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,241)	705	—	(7,536)
Net change in other comprehensive income (loss)	4,983	2,198	(17,946)	(10,765)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2024	$1,520	$(140,718)	$(776,535)	$(915,733)

	For the Three Months Ended March 31, 2023
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$(138,498)	$(795,712)	$(911,478)
Other comprehensive income (loss) before reclassifications	(1,772)	7	28,100	26,335
Amounts reclassified from accumulated other comprehensive income (loss)	(3,895)	720	—	(3,175)
Net change in other comprehensive income (loss)	(5,667)	727	28,100	23,160
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2023	$17,065	$(137,771)	$(767,612)	$(888,318)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2024	March 31, 2023	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$8,225	$3,603	Cost of sales
Tax effect	16	292	Benefit from income taxes
	$8,241	$3,895	Net loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$461	$472	Other non-operating income/expense, net
Recognized actuarial (loss) (a)	(1,895)	(1,408)	Other non-operating income/expense, net
	(1,434)	(936)
Tax effect	729	216	Benefit from income taxes
	$(705)	$(720)	Net loss
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the three months ended March 31, 2024, currency translation adjustments resulted in a net loss of $17.9 million, due to the general strengthening of the U.S. dollar against most currencies, including the Chilean peso and Russian ruble. The losses were partially offset by strengthening of the Mexican peso against the U.S. dollar.
During the three months ended March 31, 2023, currency translation adjustments resulted in a net gain of $28.1 million, primarily due to the strengthening of the Mexican peso, British pound sterling, Chilean peso, and Brazilian real against the U.S. dollar, offset by the weakening of the Russian ruble against the U.S. dollar.
11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023	Statements of Operations Classification
	(In thousands)
Currency transaction gains, net	$118	$50	Operating income/expense
Currency transaction gains, net	714	1,550	Other non-operating income/expense, net
Currency transaction gains, net	$832	$1,600

12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of March 31, 2024, March 31, 2023, and December 31, 2023, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $683 million, $792 million, and $609 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2024	March 31, 2023	December 31, 2023
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$4,631	$11,051	$2,198
Foreign currency forward exchange and other contracts	Other noncurrent assets	423	413	52
Total Derivatives Designated as Hedging Instruments		$5,054	$11,464	$2,250
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$3,511	$4,898	$578
Total Derivatives Not Designated as Hedging Instruments		$3,511	$4,898	$578
		$8,565	$16,362	$2,828

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2024	March 31, 2023	December 31, 2023
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$4,389	$3,903	$7,520
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	47	351	1,575
Total Derivatives Designated as Hedging Instruments		$4,436	$4,254	$9,095
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$173	$961	$449
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	—	20
Total Derivatives Not Designated as Hedging Instruments		$173	$961	$469
		$4,609	$5,215	$9,564

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	March 31, 2024	March 31, 2023	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains (losses) recognized in OCI	$13,224	$(1,772)
Amount of gains reclassified from accumulated OCI to the consolidated statements of operations	8,241	3,895	Cost of sales

The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three months ended March 31, 2024 and 2023, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	March 31, 2024	March 31, 2023	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$5,063	$10,304	Other non-operating income/expense, net

The net gains and losses recognized in the consolidated statements of operations during the three months ended March 31, 2024 and March 31, 2023, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
13.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2024, March 31, 2023, and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$8,565	$—	$8,565
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$4,609	$—	$4,609

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$16,362	$—	$16,362
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$5,215	$—	$5,215

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$2,828	$—	$2,828
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$9,564	$—	$9,564
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
The estimated fair value of Mattel's long-term debt was $2.26 billion (compared to a carrying amount of $2.35 billion) as of March 31, 2024, $2.19 billion (compared to a carrying amount of $2.35 billion) as of March 31, 2023, and $2.23 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2023. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.

14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands, except per share amounts)
Basic:
Net loss	$(28,281)	$(106,471)
Weighted-average number of common shares	346,888	354,942
Basic net loss per common share	$(0.08)	$(0.30)

Diluted:
Net loss	$(28,281)	$(106,471)
Weighted-average number of common shares	346,888	354,942
Dilutive share-based awards (a)	—	—
Weighted-average number of common and potential common shares	346,888	354,942
Diluted net loss per common share	$(0.08)	$(0.30)
(a)For the three months ended March 31, 2024 and March 31, 2023, share-based awards totaling 10.4 million and 14.2 million, respectively, were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2023 Annual Report on Form 10-K.
The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Service cost	$859	$843
Interest cost	5,053	5,198
Expected return on plan assets	(4,681)	(5,080)
Amortization of prior service cost	48	37
Recognized actuarial loss	1,943	1,465
Net periodic benefit cost	$3,222	$2,463

The components of Mattel's net periodic benefit cost (credit) for postretirement benefit plans were as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Interest cost	$45	$45
Amortization of prior service credit	(509)	(509)
Recognized actuarial gain	(48)	(57)
Net periodic benefit credit	$(512)	$(521)
Mattel's service cost component is recorded within operating loss while other components of net periodic pension cost and postretirement benefit cost are recorded within other non-operating expense (income), net.
During the three months ended March 31, 2024, Mattel made cash contributions totaling approximately $1 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2024, Mattel expects to make additional cash contributions of approximately $13 million.
16.     Share-Based Payments
Mattel has various stock compensation plans, which are described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Share-Based Payments" in the 2023 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than ten years from the date of grant. Stock options, RSUs, and performance awards generally provide for vesting over, or at the end of, a period of three years from the date of grant.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards was as follows:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Stock option compensation expense	$1,046	$2,818
RSU compensation expense	12,248	10,117
Performance award compensation expense	4,635	4,008
	$17,929	$16,943
As of March 31, 2024, total unrecognized compensation expense related to unvested share-based payments totaled $88.1 million and is expected to be recognized over a weighted-average period of 1.7 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $4.3 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.
17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Design and development	$47,610	$48,756
Amortization of intangible assets	7,823	9,461

18.     Restructuring Charges
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the Optimizing for Profitable Growth program (the "OPG program"), a multi-year cost savings program that follows the Optimizing for Growth program (the "OFG program"), which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint.
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

For the Three Months Ended
March 31, 2024
(In thousands)
Cost of sales (a)	$2,213
Other selling and administrative expenses (b)	7,518
$9,731
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2023	Charges	Payments/Utilization	Liability at March 31, 2024
	(In thousands)
Severance	$25,096	$9,229	$(1,536)	$32,789
Other restructuring charges (a)	—	502	(502)	—
	$25,096	$9,731	$(2,038)	$32,789
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.
As of March 31, 2024, in connection with the OPG program, Mattel had recorded cumulative severance and other restructuring charges of approximately $35 million, which included approximately $0.4 million of non-cash charges. Total expected cash expenditures are approximately $130 to $165 million and total non-cash charges are expected to be up to $5 million.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, which was a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. In the first three months of 2023, Mattel recorded severance expense of $20.7 million within other selling and administrative expenses in the consolidated statement of operations related to the OFG program.
Additionally, during the first three months of 2023, Mattel executed actions to further streamline its organizational structure that were not included in the OFG program, and recorded severance costs of $3.2 million in connection with these actions within other selling and administrative expenses in the consolidated statement of operations.

19.     Income Taxes
Mattel's benefit from income taxes was $20.8 million for the three months ended March 31, 2024, compared to a benefit of $27.0 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, Mattel recognized a net discrete income tax benefit of $8.4 million, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group intellectual property rights transfer, partially offset by reassessments of prior years' tax liabilities. During the three months ended March 31, 2023, Mattel recognized a net discrete income tax expense of $0.1 million, primarily related to $1.8 million of reassessments of prior years' tax liabilities, partially offset by undistributed earnings of certain foreign subsidiaries.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the three months ended March 31, 2024 and 2023, there were no changes to Mattel's valuation allowance.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $16.9 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of March 31, 2024, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.

Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the U.S. federal courts' Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a class-wide basis. In October 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs' petition to appeal the denial of certification of the damages and injunctive relief classes. On February 13, 2024, the parties filed a notice of settlement informing the court that they have reached a settlement in principle of this litigation. The settlement in principle is subject to preliminary and final approval by the court. As of March 31, 2024, Mattel assessed its probable loss related to this matter and has accrued a reserve, which is not material.
Thirty additional lawsuits filed between April 2019 and January 2024 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to thirty-three children. Several lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
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
Segment Data
In the first quarter of 2024, Mattel announced an organizational change that resulted in the American Girl business being integrated into Mattel's North America commercial organization. Such integration resulted in a change to Mattel's operating and reportable segments. Mattel's new reportable segments are: (i) North America; and (ii) International. The prior period amounts have been reclassified to conform to the current period presentation. The North America and International segments sell products across Mattel's categories, although some products are developed and adapted for particular international markets, and American Girl products are only sold in North America.
The following tables present information regarding Mattel's net sales, operating income, and assets by reportable segment. The corporate and other expense category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is generally impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Net Sales by Segment
North America	$477,786	$470,486
International	331,722	344,093
Net sales	$809,508	$814,579

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Operating Income by Segment (a)
North America	$72,991	$32,143
International	9,270	313
	82,261	32,456
Corporate and other expense (b)	(117,779)	(147,493)
Operating loss	(35,518)	(115,037)
Interest expense	30,059	31,128
Interest (income)	(17,282)	(6,519)
Other non-operating expense (income), net	5,613	(1,439)
Loss before income taxes	$(53,908)	$(138,207)
(a)Segment operating income included severance and other restructuring charges of $2.2 million for the three months ended March 31, 2024, and no severance and other restructuring charges were allocated to the segments for the three months ended March 31, 2023.
(b)Corporate and other expense included severance and other restructuring charges of $6.3 million and $23.9 million for the three months ended March 31, 2024 and 2023, respectively, and inclined sleeper product recall litigation expense of $3.7 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively.
Segment assets are comprised of accounts receivable, net and inventories.

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Assets by Segment
North America	$686,694	$793,021	$845,113
International	566,572	694,469	735,236
	1,253,266	1,487,490	1,580,349
Corporate and other	89,339	147,402	73,087
Accounts receivable, net and inventories	$1,342,605	$1,634,892	$1,653,436

Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(In thousands)
Net Sales by Geographic Area
North America	$477,786	$470,486
International
EMEA	185,239	209,356
Latin America	79,651	75,531
Asia Pacific	66,832	59,206
Total International	331,722	344,093
Net sales	$809,508	$814,579
22.     New Accounting Pronouncements
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
Overview
Mattel is a leading global toy and family entertainment company and owner of one of the most iconic brand portfolios in the world. Mattel creates innovative products and experiences that inspire fans, entertain audiences, and develop children through play. Mattel is focused on the following strategy to grow its intellectual property ("IP") driven toy business and expand its entertainment offering:
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
Infant, Toddler, and Preschool—including brands such as Fisher-Price (including Little People) and Thomas & Friends. As a leader in play and child development, Fisher-Price's mission is to help families by making the most fun, enriching products for infants, toddlers, and preschoolers. Thomas & Friends is an award-winning preschool train brand franchise that brings meaningful life lessons of friendship and teamwork to kids through toys, content, live events, and other consumer products.
In the first quarter of 2024, Mattel further divided its Infant, Toddler, and Preschool category into three subcategories. The first subcategory is Fisher-Price, the power brand, which includes the core Infant, Little People, and Newborn product lines, as well as the recently launched Fisher-Price Wood product line. The second subcategory is Preschool Entertainment, which includes owned IP such as Thomas & Friends and Barney, Mattel's character based Imaginext line, and partner entertainment brands. The third subcategory is Baby Gear and Power Wheels, in which Mattel has decided to strategically out-license or exit certain product lines.

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
Recent Developments
During the first quarter of 2024, Mattel made additional progress to execute its multi-year strategy to grow its IP-driven toy business and expand its entertainment offering, as it expanded gross margin, generated positive cash flow from operations, and further improved its financial position.
Mattel's first quarter net sales were comparable with the prior year, declining 1% compared to the first quarter of 2023. Mattel's first quarter results included an improvement to operating cash flows and gross margin expansion, with significant contributions from lower inventory management costs, cost deflation, and cost savings. First quarter gross margin improved to 48.0%, from 40.0% in the first quarter of 2023.
Mattel ended the first quarter with a cash balance of $1.13 billion, compared to $461.7 million in the first quarter of 2023. Cash increased primarily due to Mattel's cash flows from operations, which were $1.11 billion in the trailing twelve months, driven by improved working capital, partially offset by cash used for capital expenditures and share repurchases.
On February 5, 2024, the Board of Directors authorized a new $1.00 billion share repurchase program. During the first quarter, Mattel executed $100.0 million of share repurchases under the new program.
Additionally, in February 2024, Mattel announced the Optimizing for Profitable Growth program (the "OPG program"), a multi-year cost savings program that follows the Optimizing for Growth program (the "OFG program"). The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, with targeted annual gross cost savings of $200.0 million between 2024 and 2026.
In the first quarter of 2024, Mattel announced an organizational change that resulted in the American Girl business being integrated into Mattel's North America commercial organization. Such integration resulted in a change to Mattel's operating and reportable segments. Mattel's new reportable segments are: (i) North America; and (ii) International.
Mattel is operating in a macro-economic environment that may impact consumer demand. To the extent the macro-economic environment worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2023 Annual Report on Form 10-K for further discussion regarding potential impacts on Mattel's business.

Results of Operations—First Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the first quarter of 2024 and 2023:

	For the Three Months Ended				Year/Year Change
	March 31, 2024		March 31, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$809.5		$814.6		-1%
Cost of sales	420.6	52.0%	488.8	60.0%	-14%	(800)
Gross profit	388.9	48.0%	325.8	40.0%	19%	800
Advertising and promotion expenses	71.4	8.8%	76.0	9.3%	-6%	(50)
Other selling and administrative expenses	352.9	43.6%	364.8	44.8%	-3%	(120)
Operating loss	(35.5)	-4.4%	(115.0)	-14.1%	-69%	970
Interest expense	30.1	3.7%	31.1	3.8%	-3%	(10)
Interest (income)	(17.3)	-2.1%	(6.5)	-0.8%	165%	(130)
Other non-operating expense (income), net	5.6		(1.4)
Loss before income taxes	(53.9)	-6.7%	(138.2)	-17.0%	-61%	1,030
Benefit from income taxes	(20.8)		(27.0)
(Income) from equity method investments	(4.8)		(4.7)
Net loss	$(28.3)	-3.5%	$(106.5)	-13.1%	-73%	960
Sales
Net sales in the first quarter of 2024 were $809.5 million, a decrease of $5.1 million, or 1%, as compared to $814.6 million in the first quarter of 2023. The decrease in net sales was the result of a decrease in gross billings of $12.4 million, partially offset by a decrease in sales adjustments of $7.4 million.
Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2024	March 31, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$294.5	$306.1	-4%	1%
Infant, Toddler, and Preschool	135.0	150.2	-10%	1%
Vehicles	297.7	283.6	5%	1%
Action Figures, Building Sets, Games, and Other	171.7	171.5	—%	—%
Gross Billings	$898.9	$911.3	-1%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$177.5	$176.9	—%	1%
Hot Wheels	258.1	244.9	5%	1%
Fisher-Price (a)	93.4	93.1	—%	1%
Other	370.0	396.5	-7%	1%
Gross Billings	$898.9	$911.3	-1%	1%

(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings were $898.9 million in the first quarter of 2024, a decrease of $12.4 million, or 1%, as compared to $911.3 million in the first quarter of 2023, with a favorable impact from changes in currency exchange rates of one percentage point. The decrease in gross billings was primarily due to lower billings of Infant, Toddler, and Preschool and Dolls, partially offset by higher billings of Vehicles.
Dolls gross billings decreased 4%, of which 5% was due to lower billings of Disney Princess and Disney Frozen products and 2% was due to lower billings of Polly Pocket products, partially offset by higher billings of Trolls products of 2%.
Infant, Toddler, and Preschool gross billings decreased 10%, of which 7% was due to lower billings of Baby Gear and Power Wheels products, and 3% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 5%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings were flat year-over-year.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity’s functional currency. Sales adjustments decreased to $89.4 million in the first quarter of 2024, from $96.8 million in the first quarter of 2023. Sales adjustments as a percentage of net sales decreased to 11.0% in the first quarter of 2024, as compared to 11.9% in the first quarter of 2023. The decreased rate was due to a shift in sales channel mix resulting in a higher proportion of sales with lower average sales adjustment rates.
Cost of Sales
Cost of sales decreased by $68.2 million, or 14%, to $420.6 million in the first quarter of 2024 from $488.8 million in the first quarter of 2023. Within cost of sales, product and other costs decreased by $67.7 million, or 18%, to $319.1 million in the first quarter of 2024 from $386.8 million in the first quarter of 2023. Royalty expense was relatively consistent at $36.1 million in the first quarter of 2024, as compared to $36.7 million in the first quarter of 2023. Freight and logistics expenses were relatively consistent at $65.5 million in the first quarter of 2024, as compared to $65.3 million in the first quarter of 2023.
Gross Margin
Gross margin increased to 48.0% in the first quarter of 2024 from 40.0% in the first quarter of 2023. The increase in gross margin included lower inventory management costs of 230 basis points, including lower inventory obsolescence and close-out sales, cost deflation of 220 basis points, realized savings from the Optimizing for Profitable Growth program of 120 basis points, favorable mix of 80 basis points, and favorable foreign currency exchange and other supply chain costs of 150 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales were relatively flat at 8.8% in the first quarter of 2024, compared to 9.3% in the first quarter of 2023.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $352.9 million, or 43.6% of net sales, in the first quarter of 2024, a decrease of $11.8 million, as compared to $364.8 million, or 44.8% of net sales, in the first quarter of 2023. The decrease in other selling and administrative expenses was primarily due to lower severance and restructuring charges of $17.6 million and realized savings from cost savings programs of $8.1 million, partially offset by market-related pay increases of $9.1 million and information technology and administrative costs of $4.7 million.
Interest Expense
Interest expense was $30.1 million in the first quarter of 2024, relatively flat as compared to $31.1 million in the first quarter of 2023.

Interest Income
Interest income increased by $10.8 million to $17.3 million in the first quarter of 2024 from $6.5 million in the first quarter of 2023, primarily due to higher average invested cash in the first quarter of 2024.
Benefit from Income Taxes
Mattel's benefit from income taxes was $20.8 million in the first quarter of 2024, compared to a benefit of $27.0 million in the first quarter of 2023. During the three months ended March 31, 2024, Mattel recognized a net discrete tax benefit of $8.4 million primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group IP rights transfer, partially offset by reassessments of prior years' tax liabilities. During the three months ended March 31, 2023, Mattel recognized a net discrete income tax expense of $0.1 million, primarily related to $1.8 million of reassessments of prior years' tax liabilities, partially offset by undistributed earnings of certain foreign subsidiaries.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the three months ended March 31, 2024 and 2023, there were no changes to Mattel's valuation allowance.
The Organization for Economic Co-operation and Development (OECD) reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two rules. Mattel is continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of the legislative changes could impact Mattel's effective tax rate and tax liabilities. When and how these laws and regulations are adopted or enacted by various countries in which Mattel operates could increase tax complexity and uncertainty and may adversely affect Mattel's worldwide effective tax rate, income tax expense and cash flows. Mattel does not expect the provisions effective in 2024 to have a materially adverse impact on its results of operations, financial position, or cash flows.
Segment Results
North America Segment
Beginning in the first quarter of 2024, Mattel's American Girl business was integrated into its North America commercial organization and is reported within the North America operating segment. Prior to the first quarter of 2024, Mattel's American Girl business was a separate reportable operating segment. Prior period amounts have been reclassified to conform to the current period presentation.
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2024	March 31, 2023
	(In millions, except percentage information)
Net Sales	$477.8	$470.5	2%	—%
Segment Operating Income	73.0	32.1	127%
Net sales for the North America segment in the first quarter of 2024 were $477.8 million, an increase of $7.3 million, or 2%, as compared to $470.5 million in the first quarter of 2023. The increase in net sales was the result of a decrease in sales adjustments of $3.7 million and an increase in gross billings of $3.6 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2024	March 31, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$164.7	$167.2	-1%	—%
Infant, Toddler, and Preschool	80.5	87.2	-8%	—%
Vehicles	150.2	142.2	6%	—%
Action Figures, Building Sets, Games, and Other	111.0	106.3	4%	—%
Gross Billings	$506.4	$502.8	1%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$92.4	$89.5	3%	—%
Hot Wheels	126.8	119.7	6%	—%
Fisher-Price (a)	53.7	49.1	9%	—%
Other	233.5	244.4	-4%	—%
Gross Billings	$506.4	$502.8	1%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the North America segment were $506.4 million in the first quarter of 2024, an increase of $3.6 million, or 1%, as compared to $502.8 million in the first quarter of 2023. The increase in the North America segment gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other, partially offset by lower billings of Infant, Toddler, and Preschool and Dolls.
Dolls gross billings decreased 1%, of which 2% was due to lower billings of Disney Princess and Disney Frozen products, partially offset by higher billings of Trolls products of 1%.
Infant, Toddler, and Preschool gross billings decreased 8%, of which 11% was due to lower billings of Baby Gear and Power Wheels products, partially offset by higher billings of Fisher-Price products of 5%.
Vehicles gross billings increased 6%, of which 5% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 4%, of which 6% was due to higher billings of Action Figures products, partially offset by lower billings of Other products of 2%.
Sales adjustments decreased to $28.6 million in the first quarter of 2024 from $32.3 million in the first quarter of 2023. Sales adjustments as a percentage of net sales decreased to 6.0% in the first quarter of 2024, as compared to 6.9% in the first quarter of 2023, due to a shift in sales channel mix resulting in a higher proportion of sales with lower average sales adjustment rates.
Cost of sales decreased by $35.5 million, or 12%, to $257.1 million in the first quarter of 2024 from $292.6 million in the first quarter of 2023, due to a decrease in product and other costs of $37.8 million.
Gross margin increased to 46.2% in the first quarter of 2024 from 37.8% in the first quarter of 2023. The increase in gross margin included lower inventory management costs of 370 basis points, including lower inventory obsolescence and close-out sales, cost deflation of 230 basis points, realized savings from the Optimizing for Profitable Growth program of 100 basis points, and favorable mix and other of 140 basis points.
North America segment operating income was $73.0 million in the first quarter of 2024, as compared to segment operating income of $32.1 million in the first quarter of 2023, primarily due to higher gross profit of $42.8 million.

International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2024	March 31, 2023
	(In millions, except percentage information)
Net Sales	$331.7	$344.1	-4%	2%
Segment Operating Income	9.3	0.3	N/M
N/M - Not meaningful
Net sales for the International segment in the first quarter of 2024 were $331.7 million, a decrease of $12.4 million, or 4%, as compared to $344.1 million in the first quarter of 2023. The decrease in net sales was the result of a decrease in gross billings of $16.1 million, partially offset by a decrease in sales adjustments of $3.7 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2024	March 31, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$129.8	$138.9	-7%	2%
Infant, Toddler, and Preschool	54.5	63.0	-13%	2%
Vehicles	147.5	141.5	4%	2%
Action Figures, Building Sets, Games, and Other	60.7	65.2	-7%	1%
Gross Billings	$392.5	$408.6	-4%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$85.1	$87.3	-3%	2%
Hot Wheels	131.3	125.2	5%	2%
Fisher-Price (a)	39.6	43.9	-10%	3%
Other	136.4	152.0	-10%	2%
Gross Billings	$392.5	$408.6	-4%	2%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the International segment were $392.5 million in the first quarter of 2024, a decrease of $16.1 million, or 4%, as compared to $408.6 million in the first quarter of 2023, with a favorable impact from changes in currency exchange rates of two percentage points. The decrease in the International segment gross billings was due to lower billings of Dolls, Infant, Toddler, and Preschool, and Action Figures, Building Sets, Games, and Other, partially offset by higher billings of Vehicles.
Dolls gross billings decreased 7%, primarily due to lower billings of Disney Princess and Disney Frozen products of 7%, lower billings of Enchantimals products of 2%, and lower billings of Polly Pocket products of 2%, partially offset by higher billings of Monster High products of 5%.
Infant, Toddler, and Preschool gross billings decreased 13%, of which 7% was due to lower billings of Fisher-Price products and 4% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 4%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 7%, of which 9% was due to lower billings of Action Figures products, partially offset by higher billings of Games products of 4%.

Sales adjustments decreased to $60.8 million in the first quarter of 2024 from $64.5 million in the first quarter of 2023, primarily due to lower gross billings. Sales adjustments as a percentage of net sales were relatively flat at 18.3% in the first quarter of 2024, as compared to 18.7% in the first quarter of 2023.
Cost of sales decreased by $17.6 million, or 9%, to $184.1 million in the first quarter of 2024 from $201.7 million in the first quarter of 2023, primarily due to a decrease in product and other costs of $15.7 million.
Gross margin increased to 44.5% in the first quarter of 2024 from 41.4% in the first quarter of 2023. The increase in gross margin included favorable mix of 200 basis points, cost deflation of 190 basis points, realized savings from the Optimizing for Profitable Growth program of 140 basis points, lower inventory management costs of 80 basis points, including lower inventory obsolescence, partially offset by unfavorable foreign currency exchange and other supply chain costs of 300 basis points.
International segment operating income was $9.3 million in the first quarter of 2024, as compared to segment operating income of $0.3 million in the first quarter of 2023, primarily due to higher gross profit of $5.2 million and lower advertising and promotion expenses of $2.7 million.
Cost Savings Program
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the OFG program, which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel’s global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China as previously announced in the third quarter of 2023, as well as savings from other previous actions that were not recognized in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed by 2026, are $200 million. Of the $200 million in targeted annual gross costs savings, approximately 70% is expected to benefit cost of sales and 30% is expected to benefit other selling and administrative expenses. Total expected cash expenditures under the OPG program are expected to be between $130 and $165 million and total non-cash charges are expected to be up to $5 million.
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

For the Three Months Ended
March 31, 2024
(In millions)
Cost of sales (a)	$2.2
Other selling and administrative expenses (b)	7.5
$9.7
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
As of March 31, 2024, Mattel has recorded cumulative severance and other restructuring charges related to the OPG program of approximately $35 million, which includes approximately $0.4 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $17 million, which represents approximately 55% benefit to cost of sales, and 45% benefit to other selling and administrative expenses, as of

March 31, 2024, in connection with the OPG Program.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, which was a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. The OFG program, excluding previous actions taken under the Capital Light program, had realized gross annual cost savings of approximately $343 million upon conclusion of the program. In the first three months of 2023, Mattel recorded severance expense of $20.7 million within other selling and administrative expenses in the consolidated statement of operations related to the OFG program.
Additionally, during the first three months of 2023, Mattel executed actions to further streamline its organizational structure that were not included in the OFG program, and recorded severance costs of $3.2 million in connection with these actions within other selling and administrative expenses in the consolidated statement of operations.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion senior secured revolving credit facility (the "Revolving Credit Facility"), and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $1.13 billion in cash and equivalents at March 31, 2024, $701.4 million was held by foreign subsidiaries, including $56.8 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
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
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Revolving Credit Facility to meet its short-term liquidity needs. At March 31, 2024, Mattel had no outstanding borrowings under the Revolving Credit Facility and approximately $9 million in outstanding letters of credit under the Revolving Credit Facility.
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
Cash Flow Activities
Cash flows provided by operating activities were $35.5 million in the first three months of 2024, as compared to cash flows used for operating activities of $206.4 million in the first three months of 2023. The change was due to $165.3 million of improvements to working capital and favorable changes in net income, excluding the impact of non-cash items. The improvements to working capital included $206.0 million of favorability from changes to accounts receivable, partially offset by the impact of $40.6 million of unfavorable changes to inventories, and unfavorable changes in accounts payable, accrued liabilities, and income taxes payable of $19.1 million.
Cash flows used for investing activities were $28.4 million in the first three months of 2024, as compared to $42.5 million in the first three months of 2023. The change was primarily due to lower capital expenditures of $12.5 million in the first three months of 2023.
Cash flows used for financing activities were $131.3 million in the first three months of 2024, as compared to $53.2 million in the first three months of 2023. The change was primarily due to $66.0 million of increased share repurchases in the first three months of 2024 as compared to the first three months of 2023.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $131.1 million to $1.13 billion at March 31, 2024 from $1.26 billion at December 31, 2023, primarily due to $100.0 million of share repurchases and capital expenditures of $30.5 million during the three months ended March 31, 2024. Mattel's cash and equivalents increased $668.5 million to $1.13 billion at March 31, 2024 from $461.7 million at March 31, 2023, primarily due to cash flows generated from operating activities of $1.11 billion in the trailing twelve months, partially offset by $269.0 million of share repurchases and $147.8 million of capital expenditures in the trailing twelve months.
Accounts receivable decreased $408.6 million to $673.3 million at March 31, 2024 from $1.08 billion at December 31, 2023, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable were $673.3 million at March 31, 2024, relatively flat as compared to $673.8 million at March 31, 2023.
Inventories increased $97.7 million to $669.3 million at March 31, 2024 from $571.6 million at December 31, 2023, primarily due to seasonal inventory build. Inventories decreased $291.7 million to $669.3 million at March 31, 2024 from $961.0 million at March 31, 2023, primarily due to lower production and product cost deflation.
Prepaid expenses and other current assets increased $55.1 million to $262.7 million at March 31, 2024 from $207.5 million at December 31, 2023, which included increases in prepaid income taxes of $16.2 million, prepaid value added taxes of $13.9 million, and prepaid insurance of $12.3 million. Prepaid expenses and other current assets were $262.7 million at March 31, 2024, relatively flat as compared to $269.7 million at March 31, 2023.
Accounts payable and accrued liabilities decreased $224.4 million to $1.08 billion at March 31, 2024 from $1.31 billion at December 31, 2023, due to seasonal declines in expenditure levels. Accounts payable and accrued liabilities increased $128.7 million to $1.08 billion at March 31, 2024 from $955.5 million at March 31, 2023, primarily due to increases in accrued incentive compensation of $124.6 million.

A summary of Mattel's capitalization is as follows:

	March 31, 2024		March 31, 2023		December 31, 2023
	(In millions, except percentage information)
Cash and equivalents	$1,130.2		$461.7		$1,261.4

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(18.9)		(23.3)		(20.0)
Total debt	2,331.1	54%	2,326.7	55%	2,330.0	52%
Stockholders' equity	2,025.3	46	1,937.7	45	2,149.2	48
Total capitalization (debt plus equity)	$4,356.4	100%	$4,264.4	100%	$4,479.2	100%
Total debt was $2.33 billion at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
Stockholders' equity decreased $123.9 million to $2.03 billion at March 31, 2024 from $2.15 billion at December 31, 2023, primarily due to share repurchases of $100.0 million and a net loss of $28.3 million for the first three months of 2024. Stockholders' equity increased $87.7 million to $2.03 billion at March 31, 2024 from $1.94 billion at March 31, 2023, primarily due to net income of $292.5 million and the impact of share-based compensation on additional paid-in capital of $84.3 million during the trailing twelve months, partially offset by $269.0 million of share repurchases during the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2023 Annual Report on Form 10-K and did not materially change during the first three months of 2024.
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
The constant currency exchange rates are determined by Mattel at the beginning of each year and are applied consistently during the year. They are generally different from the actual exchange rates in effect during the current or prior period due to volatility in actual currency exchange rates. Mattel considers whether any changes to the constant currency rates are appropriate at the beginning of each year. The exchange rates used for these constant currency calculations are generally based on prior year actual exchange rates.
Mattel believes that the disclosure of the percentage impact of currency changes is useful supplemental information for investors to be able to gauge Mattel's current business performance and the longer-term strength of its overall business since currency changes could potentially mask underlying sales trends. The disclosure of the percentage impact of currency exchange allows investors to calculate the impact on a constant currency basis and also enhances their ability to compare financial results from one period to another.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. The Euro, Chinese yuan, and Mexican peso were the primary currencies that caused foreign currency transaction exposure for Mattel during the first three months of 2024. Mattel seeks to mitigate its exposure to foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the three months ended March 31, 2024 were related to its net investments in entities having functional currencies denominated in the Mexican peso, Chilean peso, and Russian ruble.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's first quarter net sales by approximately 0.3% and would have less than a $0.01 impact to Mattel's net income per share.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures are not effective as of March 31, 2024 due to a material weakness in Mattel's internal control over financial reporting, which is more fully described in Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 "Financial Statements and Supplementary Data" in the 2023 Annual Report on Form 10-K.
Remediation Plan
Management is in the process of implementing its remediation plan to address the material weakness, which includes the adoption of new program change management controls, and the design of new user access provisioning and review controls. Additional time is required to test the operating effectiveness of the program change management controls and to complete the design, implementation, and testing of the user access provisioning and review controls, to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2024, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the first quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1-31	9,400	$18.44	—	$1,000,000,000
February 1-29	5,508,995	19.24	5,184,149	900,000,735
March 1-31	8,080	19.81	—	900,000,735
Total	5,526,475	$19.24	5,184,149	$900,000,735
 ____________________________________
(a)The total number of shares purchased includes 342,326 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. As of March 31, 2024, Mattel had a remaining authorization of $900.0 million under the program. Repurchases under the share repurchase program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: April 30, 2024