Form 10-Q
period 2024-06-30
MATTEL INC /DE/
filed 2024-07-30
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of July 15, 2024: 339.9 million shares

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023	December 31, 2023
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$722,410	$299,918	$1,261,363
Accounts receivable, net of allowances for credit losses of $8.5 million, $13.2 million, and $8.8 million, respectively	839,419	890,882	1,081,827
Inventories	776,863	971,614	571,609
Prepaid expenses and other current assets	265,678	261,321	207,548
Total current assets	2,604,370	2,423,735	3,122,347
Noncurrent Assets
Property, plant, and equipment, net	444,879	464,111	465,523
Right-of-use assets, net	292,362	296,231	313,191
Goodwill	1,383,406	1,384,245	1,384,512
Deferred income tax assets	293,748	480,062	299,157
Intangible assets, net	376,668	411,759	393,039
Other noncurrent assets	510,387	437,701	458,053
Total Assets	$5,905,820	$5,897,844	$6,435,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$377,092	$365,580	$442,286
Accrued liabilities	628,330	656,097	866,283
Income taxes payable	5,741	9,404	33,911
Total current liabilities	1,011,163	1,031,081	1,342,480
Noncurrent Liabilities
Long-term debt	2,332,169	2,327,807	2,329,986
Noncurrent lease liabilities	243,206	243,768	259,548
Other noncurrent liabilities	346,149	332,814	354,595
Total noncurrent liabilities	2,921,524	2,904,389	2,944,129
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,755,660	1,770,597	1,774,911
Treasury stock at cost: 101.5 million shares, 87.4 million shares, and 92.9 million shares, respectively	(2,379,419)	(2,120,765)	(2,224,160)
Retained earnings	3,090,640	2,768,425	3,062,061
Accumulated other comprehensive loss	(935,117)	(897,252)	(904,968)
Total stockholders' equity	1,973,133	1,962,374	2,149,213
Total Liabilities and Stockholders' Equity	$5,905,820	$5,897,844	$6,435,822
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,079,728	$1,087,164	$1,889,237	$1,901,743
Cost of sales	548,992	597,358	969,631	1,086,150
Gross Profit	530,736	489,806	919,606	815,593
Advertising and promotion expenses	73,719	90,026	145,160	166,073
Other selling and administrative expenses	373,810	337,005	726,757	701,783
Operating Income (Loss)	83,207	62,775	47,689	(52,263)
Interest expense	29,984	30,642	60,044	61,770
Interest (income)	(12,398)	(4,321)	(29,680)	(10,840)
Other non-operating expense (income), net	6,110	(2,147)	11,721	(3,586)
Income (loss) Before Income Taxes	59,511	38,601	5,604	(99,607)
Provision (benefit) from income taxes	9,196	14,424	(11,594)	(12,575)
(Income) from equity method investments	(6,545)	(3,010)	(11,381)	(7,747)
Net Income (Loss)	$56,860	$27,187	$28,579	$(79,285)
Net Income (Loss) Per Common Share - Basic	$0.17	$0.08	$0.08	$(0.22)
Weighted-average number of common shares	342,200	354,577	344,555	354,748
Net Income (Loss) Per Common Share - Diluted	$0.17	$0.08	$0.08	$(0.22)
Weighted-average number of common and potential common shares	344,409	357,214	347,359	354,748
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited; in thousands)
Net Income (Loss)	$56,860	$27,187	$28,579	$(79,285)
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(23,381)	2,181	(41,327)	30,281
Employee benefit plan adjustments	249	729	2,447	1,456
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	9,828	(7,479)	23,052	(9,251)
Reclassification adjustments included in net income (loss)	(6,080)	(4,365)	(14,321)	(8,260)
	3,748	(11,844)	8,731	(17,511)
Other Comprehensive (Loss) Income, Net of Tax	(19,384)	(8,934)	(30,149)	14,226
Comprehensive Income (Loss)	$37,476	$18,253	$(1,570)	$(65,059)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$28,579	$(79,285)
Adjustments to reconcile net income (loss) to net cash flows used for operating activities:
Depreciation	68,645	68,019
Amortization of intangible assets	15,640	18,986
Share-based compensation	37,763	36,933
Inventory obsolescence	20,978	32,951
Deferred income taxes	(569)	(5,091)
Income from equity method investments	(11,381)	(7,747)
Content assets amortization	40,714	20,863
Changes in assets and liabilities:
Accounts receivable, net	223,377	(17,828)
Inventories	(255,907)	(103,905)
Prepaid expenses and other current assets	(60,024)	(44,198)
Accounts payable, accrued liabilities, and income taxes payable	(295,704)	(171,783)
Content assets spend	(14,446)	(26,683)
Other, net	(15,070)	(46,813)
Net cash flows used for operating activities	(217,405)	(325,581)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(33,409)	(36,415)
Purchases of other property, plant, and equipment	(32,036)	(37,026)
Proceeds from foreign currency forward exchange contracts, net	442	12,684
Other, net	(7,695)	(1,231)
Net cash flows used for investing activities	(72,698)	(61,988)
Cash Flows From Financing Activities:
Share repurchases	(199,986)	(49,861)
Tax withholdings for share-based compensation	(14,162)	(24,678)
Proceeds from stock option exercises	4,815	4,962
Other, net	(30,686)	(1,802)
Net cash flows used for financing activities	(240,019)	(71,379)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(8,831)	(2,369)
Decrease in Cash and Equivalents	(538,953)	(461,317)
Cash and Equivalents at Beginning of Period	1,261,363	761,235
Cash and Equivalents at End of Period	$722,410	$299,918
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2023	$441,369	$1,774,911	$(2,224,160)	$3,062,061	$(904,968)	$2,149,213
Net loss	—	—	—	(28,281)	—	(28,281)
Other comprehensive loss, net of tax	—	—	—	—	(10,765)	(10,765)
Share repurchases	—	—	(100,758)	—	—	(100,758)
Issuance of treasury stock for stock option exercises	—	(2,754)	7,053	—	—	4,299
Issuance of treasury stock for restricted stock units vesting	—	(17,932)	11,607	—	—	(6,325)
Share-based compensation	—	17,929	—	—	—	17,929
Balance, March 31, 2024	$441,369	$1,772,154	$(2,306,258)	$3,033,780	$(915,733)	$2,025,312
Net income	—	—	—	56,860	—	56,860
Other comprehensive loss, net of tax	—	—	—	—	(19,384)	(19,384)
Share repurchases	—	—	(100,954)	—	—	(100,954)
Issuance of treasury stock for stock option exercises	—	(437)	953	—	—	516
Issuance of treasury stock for restricted stock units vesting	—	(35,743)	26,692	—	—	(9,051)
Deferred compensation	—	(148)	148	—	—	—
Share-based compensation	—	19,834	—	—	—	19,834
Balance, June 30, 2024	$441,369	$1,755,660	$(2,379,419)	$3,090,640	$(935,117)	$1,973,133

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2022	$441,369	$1,808,308	$(2,129,639)	$2,847,709	$(911,478)	$2,056,269
Net loss	—	—	—	(106,471)	—	(106,471)
Other comprehensive income, net of tax	—	—	—	—	23,160	23,160
Share repurchases	—	—	(33,986)	—	—	(33,986)
Issuance of treasury stock for stock option exercises	—	(1,144)	3,189	—	—	2,045
Issuance of treasury stock for restricted stock units vesting	—	(51,311)	31,012	—	—	(20,299)
Share-based compensation	—	16,943	—	—	—	16,943
Balance, March 31, 2023	$441,369	$1,772,796	$(2,129,424)	$2,741,238	$(888,318)	$1,937,661
Net income	—	—	—	27,187	—	27,187
Other comprehensive loss, net of tax	—	—	—	—	(8,934)	(8,934)
Share repurchases	—	—	(15,875)	—	—	(15,875)
Issuance of treasury stock for stock option exercises	—	(4,075)	10,670	—	—	6,595
Issuance of treasury stock for restricted stock units vesting	—	(18,079)	13,698	—	—	(4,381)
Deferred compensation	—	(36)	166	—	—	130
Share-based compensation	—	19,991	—	—	—	19,991
Balance, June 30, 2023	$441,369	$1,770,597	$(2,120,765)	$2,768,425	$(897,252)	$1,962,374
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
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $8.5 million, $13.2 million, and $8.8 million as of June 30, 2024, June 30, 2023, and December 31, 2023, respectively.
3.     Inventories
Inventories included the following:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Raw materials and work in process	$112,077	$125,410	$92,902
Finished goods	664,786	846,204	478,707
	$776,863	$971,614	$571,609
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Land	$19,785	$19,813	$19,838
Buildings	314,063	323,936	313,750
Machinery and equipment	622,727	663,994	628,089
Software	233,550	336,587	233,224
Tools, dies, and molds	494,555	493,122	488,170
Leasehold improvements	122,107	111,021	121,571
Construction in progress	38,410	54,320	48,483
	1,845,197	2,002,793	1,853,125
Less: accumulated depreciation	(1,400,318)	(1,538,682)	(1,387,602)
	$444,879	$464,111	$465,523

In July 2024, Mattel completed the purchase of an office building located in El Segundo, California for cash consideration of approximately $59 million. The building totals approximately 168,000 square feet and, upon completion of an interior build-out, will replace a leased facility that supports global design and development and other activities. The building will support the North America and International segments.
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
The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2024 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, resulting in a foreign currency translation impact.

	December 31, 2023	Currency Exchange Rate Impact	June 30, 2024
	(In thousands)
North America	$733,487	$(198)	$733,289
American Girl	207,571	—	207,571
International	443,454	(908)	442,546
	$1,384,512	$(1,106)	$1,383,406
Intangible Assets, Net
Identifiable intangible assets were $376.7 million, net of accumulated amortization of $423.7 million, $411.8 million, net of accumulated amortization of $389.4 million, and $393.0 million, net of accumulated amortization of $408.5 million as of June 30, 2024, June 30, 2023, and December 31, 2023, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and six months ended June 30, 2024 and 2023.
6.     Accrued Liabilities
Accrued liabilities included the following:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Lease liabilities	$75,842	$76,795	$77,254
Incentive compensation	60,094	57,340	143,091
Advertising and promotion	53,643	73,098	102,217
Royalties	50,420	58,824	86,475
Deferred income	48,501	53,884	56,900

7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of June 30, 2024, June 30, 2023, and December 31, 2023 were $64.9 million, $64.7 million, and $54.3 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
8.     Seasonal Financing
On July 15, 2024, Mattel entered into a revolving credit agreement (the "New Credit Agreement"), among Mattel, as the borrower, Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto, providing for $1.40 billion in aggregate principal amount of senior unsecured revolving credit facilities (the "New Revolving Credit Facility"). The New Revolving Credit Facility matures on July 15, 2029. In connection with the New Revolving Credit Facility, Mattel terminated the commitments and satisfied all outstanding obligations under the revolving credit agreement (the "Prior Credit Agreement"), dated as of September 15, 2022 (as amended), among Mattel, as the borrower, Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto, which provided for a senior secured revolving credit facility in an aggregate principal amount of $1.40 billion (the "Prior Revolving Credit Facility").
As of June 30, 2024, Mattel was in compliance with all covenants contained in the Prior Credit Agreement. Mattel had no borrowings outstanding under the Prior Revolving Credit Facility and no other short-term borrowings outstanding as of June 30, 2024, June 30, 2023, and December 31, 2023. Outstanding letters of credit under the Prior Revolving Credit Facility totaled approximately $9 million, $8 million, and $9 million as of June 30, 2024, June 30, 2023, and December 31, 2023, respectively.
Borrowings under the New Revolving Credit Facility will bear interest at a floating rate, which for U.S. Dollar-denominated loans can be, at Mattel’s option, either (a) Term SOFR (as defined in the New Credit Agreement), plus an applicable margin ranging from 0.875% to 1.375% per annum, or (b) Base Rate (as defined in the New Credit Agreement), plus an applicable margin ranging from 0.000% to 0.375% per annum, in each case, such applicable margins to be determined based on Mattel’s debt rating.
In addition to paying interest on the outstanding principal under the New Revolving Credit Facility, Mattel will be required to pay (i) an unused line fee per annum of the average daily unused portion of the New Revolving Credit Facility, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents.
The New Credit Agreement contains customary covenants, including, but not limited to, restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions. No subsidiaries of Mattel were required to guarantee the New Revolving Credit Facility as of the closing date thereof.
The New Credit Agreement requires the maintenance of (a) an interest coverage ratio of not less than 2.75 to 1.00 as of the end of each fiscal quarter and (b) a total leverage ratio as of the end of each fiscal quarter, not to exceed (x) 3.75 to 1.00 with respect to fiscal quarters ending on March 31, June 30 and December 31 of each year, and (y) 4.00 to 1.00 with respect to fiscal quarters ending on September 30 of each year. The total leverage ratio financial covenant is subject to a step-up to 4.25 to 1.00, with respect to fiscal quarters in which certain material acquisitions are consummated, and for a period of four fiscal quarters thereafter, and subject to certain customary exceptions.
The New Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the New Revolving Credit Facility. If Mattel were to default under the terms of the New Revolving Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.     Long-Term Debt
Long-term debt included the following:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(17,831)	(22,193)	(20,014)
	$2,332,169	$2,327,807	$2,329,986
Less: current portion	—	—	—
Total long-term debt	$2,332,169	$2,327,807	$2,329,986
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
10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2024	$1,520	$(140,718)	$(776,535)	$(915,733)
Other comprehensive income (loss) before reclassifications	9,828	(1,458)	(23,381)	(15,011)
Amounts reclassified from accumulated other comprehensive income (loss)	(6,080)	1,707	—	(4,373)
Net change in other comprehensive income (loss)	3,748	249	(23,381)	(19,384)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2024	$5,268	$(140,469)	$(799,916)	$(935,117)

	For the Six Months Ended June 30, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$(142,916)	$(758,589)	$(904,968)
Other comprehensive income (loss) before reclassifications	23,052	34	(41,327)	(18,241)
Amounts reclassified from accumulated other comprehensive income (loss)	(14,321)	2,413	—	(11,908)
Net change in other comprehensive income (loss)	8,731	2,447	(41,327)	(30,149)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2024	$5,268	$(140,469)	$(799,916)	$(935,117)

	For the Three Months Ended June 30, 2023
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2023	$17,065	$(137,771)	$(767,612)	$(888,318)
Other comprehensive income (loss) before reclassifications	(7,479)	8	2,181	(5,290)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,365)	721	—	(3,644)
Net change in other comprehensive income (loss)	(11,844)	729	2,181	(8,934)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2023	$5,221	$(137,042)	$(765,431)	$(897,252)

	For the Six Months Ended June 30, 2023
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$(138,498)	$(795,712)	$(911,478)
Other comprehensive income (loss) before reclassifications	(9,251)	15	30,281	21,045
Amounts reclassified from accumulated other comprehensive income (loss)	(8,260)	1,441	—	(6,819)
Net change in other comprehensive income (loss)	(17,511)	1,456	30,281	14,226
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2023	$5,221	$(137,042)	$(765,431)	$(897,252)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2024	June 30, 2023	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$6,073	$4,320	Cost of sales
Tax effect	7	45	Provision/benefit from income taxes
	$6,080	$4,365	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$462	$471	Other non-operating income/expense, net
Recognized actuarial loss (a)	(1,895)	(1,410)	Other non-operating income/expense, net
	(1,433)	(939)
Tax effect	(274)	218	Provision/benefit from income taxes
	$(1,707)	$(721)	Net income/loss

	For the Six Months Ended
	June 30, 2024	June 30, 2023	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$14,298	$7,924	Cost of sales
Tax effect	23	336	Provision/benefit from income taxes
	$14,321	$8,260	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$923	$943	Other non-operating income/expense, net
Recognized actuarial loss (a)	(3,791)	(2,818)	Other non-operating income/expense, net
	(2,868)	(1,875)
Tax effect	455	434	Provision/benefit from income taxes
	$(2,413)	$(1,441)	Net income/loss
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the six months ended June 30, 2024, currency translation adjustments resulted in a net loss of $41.3 million, due to the general weakening of most currencies, including the Mexican peso and Brazilian real, against the U.S. dollar, partially offset by the strengthening of the Russian ruble against the U.S. dollar.
During the six months ended June 30, 2023, currency translation adjustments resulted in a net gain of $30.3 million, primarily due to the strengthening of the Mexican peso, British pound sterling, and Brazilian real against the U.S. dollar, partially offset by the weakening of the Russian ruble and Malaysian ringgit against the U.S. dollar.

11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	June 30, 2024	June 30, 2023	Statements of Operations Classification
	(In thousands)
Currency transaction (losses), net	$(6,158)	$(9,762)	Operating income/expense
Currency transaction (losses) gains, net	(5,698)	538	Other non-operating income/expense, net
Currency transaction (losses), net	$(11,856)	$(9,224)

	For the Six Months Ended
	June 30, 2024	June 30, 2023	Statements of Operations Classification
	(In thousands)
Currency transaction (losses), net	$(6,040)	$(9,712)	Operating income/expense
Currency transaction (losses) gains, net	(4,984)	2,089	Other non-operating income/expense, net
Currency transaction (losses), net	$(11,024)	$(7,623)

12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of June 30, 2024, June 30, 2023, and December 31, 2023, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $642 million, $740 million, and $609 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2024	June 30, 2023	December 31, 2023
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$8,872	$7,440	$2,198
Foreign currency forward exchange and other contracts	Other noncurrent assets	1,121	109	52
Total Derivatives Designated as Hedging Instruments		$9,993	$7,549	$2,250
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$513	$1,175	$578
Total Derivatives Not Designated as Hedging Instruments		$513	$1,175	$578
		$10,506	$8,724	$2,828

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2024	June 30, 2023	December 31, 2023
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,739	$6,601	$7,520
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	127	484	1,575
Total Derivatives Designated as Hedging Instruments		$1,866	$7,085	$9,095
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$517	$492	$449
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	—	20
Total Derivatives Not Designated as Hedging Instruments		$517	$492	$469
		$2,383	$7,577	$9,564

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	June 30, 2024	June 30, 2023	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains (losses) recognized in OCI	$9,828	$(7,479)
Amount of gains reclassified from accumulated OCI to the consolidated statements of operations	6,080	4,365	Cost of sales

	Derivatives Designated as Hedging Instruments
	For the Six Months Ended
	June 30, 2024	June 30, 2023	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains (losses) recognized in OCI	$23,052	$(9,251)
Amount of gains reclassified from accumulated OCI to the consolidated statements of operations	$14,321	8,260	Cost of sales

The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and six months ended June 30, 2024 and 2023, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	June 30, 2024	June 30, 2023	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$(4,713)	$7,974	Other non-operating income/expense, net

	Derivatives Not Designated as Hedging Instruments
	For the Six Months Ended
	June 30, 2024	June 30, 2023	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$350	$18,278	Other non-operating income/expense, net

The net gains and losses recognized in the consolidated statements of operations during the three and six months ended June 30, 2024 and June 30, 2023, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
13.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2024, June 30, 2023, and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$10,506	$—	$10,506
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,383	$—	$2,383

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$8,724	$—	$8,724
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$7,577	$—	$7,577

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$2,828	$—	$2,828
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$9,564	$—	$9,564
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
The estimated fair value of Mattel's long-term debt was $2.25 billion (compared to a carrying amount of $2.35 billion) as of June 30, 2024, $2.14 billion (compared to a carrying amount of $2.35 billion) as of June 30, 2023, and $2.23 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2023. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands, except per share amounts)
Basic:
Net income (loss)	$56,860	$27,187	$28,579	$(79,285)
Weighted-average number of common shares	342,200	354,577	344,555	354,748
Basic net income (loss) per common share	$0.17	$0.08	$0.08	$(0.22)

Diluted:
Net income (loss)	$56,860	$27,187	$28,579	$(79,285)
Weighted-average number of common shares	342,200	354,577	344,555	354,748
Dilutive share-based awards (a)	2,209	2,637	2,804	—
Weighted-average number of common and potential common shares	344,409	357,214	347,359	354,748
Diluted net income (loss) per common share	$0.17	$0.08	$0.08	$(0.22)
(a)For each of the three and six months ended June 30, 2024, 7.8 million share-based awards were excluded from the calculation of diluted net income (loss) per common share because their effect would be antidilutive. For the three and six months ended June 30, 2023, 11.3 million and 15.4 million share-based awards, respectively, were excluded from the calculation of diluted net income (loss) per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2023 Annual Report on Form 10-K.

The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Service cost	$839	$858	$1,698	$1,701
Interest cost	5,030	5,237	10,083	10,435
Expected return on plan assets	(4,678)	(5,097)	(9,359)	(10,177)
Amortization of prior service cost	47	38	96	75
Recognized actuarial loss	1,943	1,467	3,886	2,932
Net periodic benefit cost	$3,181	$2,503	$6,404	$4,966

The components of Mattel's net periodic benefit cost (credit) for postretirement benefit plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Interest cost	$45	$45	$90	$90
Amortization of prior service credit	(509)	(509)	(1,019)	(1,018)
Recognized actuarial gain	(48)	(57)	(95)	(114)
Net periodic benefit credit	$(512)	$(521)	$(1,024)	$(1,042)
Mattel's service cost component is recorded within operating income (loss) while other components of net periodic pension cost and postretirement benefit cost are recorded within other non-operating expense (income), net.
During the six months ended June 30, 2024, Mattel made cash contributions totaling approximately $3 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2024, Mattel expects to make additional cash contributions of approximately $11 million.
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
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Stock option compensation expense	$753	$1,778	$1,798	$4,596
RSU compensation expense	16,077	14,588	28,325	24,704
Performance award compensation expense	3,004	3,625	7,640	7,633
	$19,834	$19,991	$37,763	$36,933

As of June 30, 2024, total unrecognized compensation expense related to unvested share-based payments totaled $136.1 million and is expected to be recognized over a weighted-average period of 2.2 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $4.8 million and $5.0 million for the six months ended June 30, 2024 and 2023, respectively.
17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Design and development	$47,419	$49,782	$95,029	$98,538
Amortization of intangible assets	7,817	9,525	15,640	18,986
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
	(In thousands)
Cost of sales (a)	$412	$2,625
Other selling and administrative expenses (b)	10,456	17,974
	$10,868	$20,599
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2023	Charges	Payments/Utilization	Liability at June 30, 2024
	(In thousands)
Severance	$25,096	$19,558	$(11,943)	$32,711
Other restructuring charges (a)	—	1,041	(1,041)	—
	$25,096	$20,599	$(12,984)	$32,711
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.

As of June 30, 2024, in connection with the OPG program, Mattel had recorded cumulative severance and other restructuring charges of approximately $46 million, which included approximately $1 million of non-cash charges. Total expected cash expenditures are approximately $130 to $165 million and total non-cash charges are expected to be up to $5 million.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, which was a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. In connection with the OFG program, Mattel recorded severance and other restructuring charges of $7.8 million and $28.5 million within other selling and administrative expenses during the three and six months ended June 30, 2023, respectively, and a credit to severance and restructuring charges of ($1.2) million within cost of sales during the three and six months ended June 30, 2023 in the consolidated statement of operations.
Additionally, during the three and six months ended June 30, 2023, Mattel executed actions to further streamline its organizational structure that were not included in the OFG program. In connection with these actions, Mattel recorded severance charges of $2.0 million and $5.2 million within other selling and administrative expenses during the three and six months ended June 30, 2023, respectively, in the consolidated statement of operations.
19.     Income Taxes
Mattel's provision for income taxes was an expense of $9.2 million and a benefit of $11.6 million for the three and six months ended June 30, 2024, respectively, and an expense of $14.4 million and a benefit of $12.6 million for the three and six months ended June 30, 2023, respectively. Mattel recognized a net discrete income tax benefit of $4.5 million during the three months ended June 30, 2024, primarily related to reassessments of prior years' tax liabilities. Mattel recognized a net discrete income tax benefit of $12.9 million during the six months ended June 30, 2024, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group intellectual property rights transfer and reassessments of prior years' tax liabilities. Mattel recognized a net discrete income tax expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively, primarily related to undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three and six months ended June 30, 2024 and 2023, there were no changes to Mattel's valuation allowance.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $14.5 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
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
In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter, but the settlement remains the subject of ongoing appeals.
In October 2018, the Superior Court of Justice issued a final ruling in favor of Yellowstone on the merits of Yellowstone's claims. Previously, the courts had ruled in Mattel's favor on its counterclaim.

In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of June 30, 2024, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the U.S. federal courts' Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a class-wide basis. In October 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs' petition to appeal the denial of certification of the damages and injunctive relief classes. On February 13, 2024, the parties filed a notice of settlement informing the court that they have reached a settlement in principle of this litigation. The settlement in principle is subject to preliminary and final approval by the court. As of June 30, 2024, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Twenty-eight additional lawsuits filed between April 2019 and May 2024 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to twenty-eight children. More than two dozen lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
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
The lawsuits seek compensatory damages, punitive damages, statutory damages, restitution, disgorgement, attorneys' fees, costs, interest, declaratory relief, and/or injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
21.     Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers.
Segment Data
In the first quarter of 2024, Mattel announced an organizational change that resulted in the American Girl business being integrated into Mattel's North America commercial organization. Such integration resulted in a change to Mattel's operating and reportable segments. Mattel's reportable segments are: (i) North America; and (ii) International. The prior period amounts have been reclassified to conform to the current period presentation. The North America and International segments sell products across Mattel's categories, although some products are developed and adapted for particular international markets, and American Girl products are only sold in North America.
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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Net Sales by Segment
North America	$606,480	$624,452	$1,084,267	$1,094,938
International	473,248	462,712	804,970	806,805
Net sales	$1,079,728	$1,087,164	$1,889,237	$1,901,743

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Operating Income (Loss) by Segment (a)
North America	$136,927	$132,353	$209,917	$164,496
International	77,311	42,911	86,582	43,224
	214,238	175,264	296,499	207,720
Corporate and other expense (b)	(131,031)	(112,489)	(248,810)	(259,983)
Operating income (loss)	83,207	62,775	47,689	(52,263)
Interest expense	29,984	30,642	60,044	61,770
Interest (income)	(12,398)	(4,321)	(29,680)	(10,840)
Other non-operating expense (income), net	6,110	(2,147)	11,721	(3,586)
Income (loss) before income taxes	$59,511	$38,601	$5,604	$(99,607)

(a)Segment operating income (loss) included severance and other restructuring charges of $0.4 million and $2.6 million for the three and six months ended June 30, 2024, respectively, and $(1.2) million for each of the three and six months ended June 30, 2023, which were allocated to the North America and International segments.
(b)Corporate and other expense included (i) severance and other restructuring charges of $10.4 million and $16.7 million for the three and six months ended June 30, 2024, respectively, and $9.8 million and $33.7 million for the three and six months ended June 30, 2023, respectively; and (ii) inclined sleeper product recall litigation expense of $2.2 million and $5.9 million for the three and six months ended June 30, 2024, respectively and $3.4 million and $7.7 million for the three and six months ended June 30, 2023, respectively.
Segment assets are comprised of accounts receivable, net and inventories.

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Assets by Segment
North America	$779,167	$913,998	$845,113
International	719,869	833,407	735,236
	1,499,036	1,747,405	1,580,349
Corporate and other	117,246	115,091	73,087
Accounts receivable, net and inventories	$1,616,282	$1,862,496	$1,653,436

Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(In thousands)
Net Sales by Geographic Area
North America	$606,480	$624,452	$1,084,267	$1,094,938
International
EMEA	250,688	241,692	435,927	451,048
Latin America	134,597	138,046	214,248	213,577
Asia Pacific	87,963	82,974	154,795	142,180
Total International	473,248	462,712	804,970	806,805
Net sales	$1,079,728	$1,087,164	$1,889,237	$1,901,743
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
Recent Developments
During the second quarter of 2024, Mattel made additional progress in executing its multi-year strategy to grow its IP-driven toy business and expand its entertainment offering, as it achieved gross margin expansion, continued to improve in profitability, and ended the quarter in a strong financial position.
Mattel's second quarter and first half net sales declined 1% compared to the second quarter and first half of 2023. Mattel's second quarter results included an improvement to operating cash flows, as well as gross margin expansion to 49.2%, from 45.1% in the second quarter of 2023, with benefits from the Optimizing for Profitable Growth program ("OPG program"), cost deflation, lower sales adjustments, and lower inventory management costs. Earnings per share in the second quarter of 2024 increased to $0.17, compared to $0.08 in the second quarter of 2023.
Mattel ended the second quarter with a cash balance of $722.4 million, compared to $299.9 million in the second quarter of 2023. Cash increased primarily due to Mattel's cash flows from operations, which were $978.0 million in the trailing twelve months, driven by improved working capital, partially offset by cash used for share repurchases and capital expenditures.
On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. During the first half of 2024, Mattel executed $200.0 million of share repurchases under the program.
Additionally, in July 2024, Mattel entered into a new $1.40 billion revolving credit facility (the "New Revolving Credit Facility"), which replaced its prior revolving credit facility (the "Prior Revolving Credit Facility"). The New Revolving Credit Facility matures in July 2029.
Mattel is operating in a macro-economic environment that may impact consumer demand. To the extent the macro-economic environment worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2023 Annual Report on Form 10-K for further discussion regarding potential impacts on Mattel's business.

Results of Operations—Second Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the second quarter of 2024 and 2023:

	For the Three Months Ended				Year/Year Change
	June 30, 2024		June 30, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,079.7		$1,087.2		-1%
Cost of sales	549.0	50.8%	597.4	54.9%	-8%	(410)
Gross profit	530.7	49.2%	489.8	45.1%	8%	410
Advertising and promotion expenses	73.7	6.8%	90.0	8.3%	-18%	(150)
Other selling and administrative expenses	373.8	34.6%	337.0	31.0%	11%	360
Operating income	83.2	7.7%	62.8	5.8%	33%	190
Interest expense	30.0	2.8%	30.6	2.8%	-2%	—
Interest (income)	(12.4)	-1.1%	(4.3)	-0.4%	187%	(70)
Other non-operating expense (income), net	6.1		(2.1)
Income before income taxes	59.5	5.5%	38.6	3.6%	54%	190
Provision for income taxes	9.2		14.4
(Income) from equity method investments	(6.5)		(3.0)
Net income	$56.9	5.3%	$27.2	2.5%	109%	280
Sales
Net sales in the second quarter of 2024 were $1.08 billion, a decrease of $7.4 million, or 1%, as compared to $1.09 billion in the second quarter of 2023. The decrease in net sales was due to a decrease in gross billings of $26.2 million, partially offset by a decrease in sales adjustments of $18.7 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the second quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$414.0	$440.5	-6%	-1%
Infant, Toddler, and Preschool	190.3	197.3	-4%	—%
Vehicles	369.7	363.8	2%	-1%
Action Figures, Building Sets, Games, and Other	227.3	225.9	1%	—%
Gross Billings	$1,201.3	$1,227.5	-2%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$266.1	$282.7	-6%	-1%
Hot Wheels	327.4	315.2	4%	-1%
Fisher-Price (a)	135.9	123.3	10%	—%
Other	471.9	506.3	-7%	—%
Gross Billings	$1,201.3	$1,227.5	-2%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings were $1.20 billion in the second quarter of 2024, a decrease of $26.2 million, or 2%, as compared to $1.23 billion in the second quarter of 2023. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 6%, of which 4% was due to lower billings of Barbie and 2% was due to lower billings of Disney Princess and Disney Frozen products.
Infant, Toddler, and Preschool gross billings decreased 4%, of which 5% was due to lower billings of Preschool Entertainment products and 5% was due to lower billings of Baby Gear and Power Wheels products, partially offset by higher billings of Fisher-Price products of 6%.
Vehicles gross billings increased 2%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 1%, of which 8% was due to higher billings of Games products, partially offset by lower billings of Action Figures products of 5%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity’s functional currency. Sales adjustments decreased to $121.6 million in the second quarter of 2024, from $140.3 million in the second quarter of 2023. Sales adjustments as a percentage of net sales decreased to 11.3% in the second quarter of 2024, as compared to 12.9% in the second quarter of 2023. The decrease in sales adjustments as a percentage of net sales was primarily due to $12.7 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the second quarter of 2023.

Cost of Sales
Cost of sales decreased by $48.4 million, or 8%, to $549.0 million in the second quarter of 2024 from $597.4 million in the second quarter of 2023. Within cost of sales, product and other costs decreased by $47.6 million, or 10%, to $426.2 million in the second quarter of 2024 from $473.8 million in the second quarter of 2023. Royalty expense decreased by $2.9 million to $47.7 million in the second quarter of 2024, as compared to $50.6 million in the second quarter of 2023. Freight and logistics expenses increased by $2.2 million to $75.2 million in the second quarter of 2024, as compared to $73.0 million in the second quarter of 2023.
Gross Margin
Gross margin increased to 49.2% in the second quarter of 2024 from 45.1% in the second quarter of 2023. The increase in gross margin included realized savings from the OPG program of 120 basis points, cost deflation of 110 basis points, lower sales adjustments of 60 basis points, lower inventory management costs of 40 basis points, including lower inventory obsolescence and close-out sales, and favorability from other factors of 80 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 6.8% in the second quarter of 2024, as compared to 8.3% in the second quarter of 2023, primarily due to a shift in the timing of expected advertising and promotion programs to the second half of 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $373.8 million, or 34.6% of net sales, in the second quarter of 2024, an increase of $36.8 million, as compared to $337.0 million, or 31.0% of net sales, in the second quarter of 2023. The increase in other selling and administrative expenses was primarily due to market-related pay increases of $23.6 million and higher information technology and administrative costs of $14.9 million.
Interest Expense
Interest expense was $30.0 million in the second quarter of 2024, relatively flat as compared to $30.6 million in the second quarter of 2023.
Interest Income
Interest income increased by $8.1 million to $12.4 million in the second quarter of 2024 from $4.3 million in the second quarter of 2023, primarily due to higher average invested cash balances in the second quarter of 2024.
Provision for Income Taxes
Mattel's provision for income taxes was an expense of $9.2 million in the second quarter of 2024, as compared to $14.4 million in the second quarter of 2023. The decrease in provision for income taxes was primarily due to higher discrete tax benefits and a change in the jurisdictional mix of income, partially offset by higher income before income taxes. During the second quarter of 2024, Mattel recognized a net discrete tax benefit of $4.5 million primarily related to reassessments of prior years' tax liabilities. During the second quarter of 2023, Mattel recognized a net discrete income tax expense of $0.2 million, primarily related to undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the second quarter of 2024 and 2023, there were no changes to Mattel's valuation allowance.

The Organization for Economic Co-operation and Development ("OECD") reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two rules. Mattel is continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of the legislative changes could impact Mattel's effective tax rate and tax liabilities. When and how these laws and regulations are adopted or enacted by various countries in which Mattel operates could increase tax complexity and uncertainty and may adversely affect Mattel's worldwide effective tax rate, income tax expense, and cash flows. Mattel does not expect the provisions effective in 2024 to have a materially adverse impact on its results of operations, financial position, or cash flows.
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
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the second quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Net Sales	$606.5	$624.5	-3%	—%
Segment Operating Income	136.9	132.4	3%
Net sales for the North America segment in the second quarter of 2024 were $606.5 million, a decrease of $18.0 million, or 3%, as compared to $624.5 million in the second quarter of 2023. The decrease in net sales was primarily due to a decrease in gross billings of $18.8 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$231.1	$239.2	-3%	—%
Infant, Toddler, and Preschool	111.6	119.9	-7%	—%
Vehicles	166.8	173.5	-4%	—%
Action Figures, Building Sets, Games, and Other	137.3	133.0	3%	—%
Gross Billings	$646.9	$665.7	-3%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$140.0	$148.1	-5%	—%
Hot Wheels	144.6	146.9	-2%	—%
Fisher-Price (a)	78.4	70.3	11%	—%
Other	283.9	300.4	-5%	—%
Gross Billings	$646.9	$665.7	-3%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the North America segment were $646.9 million in the second quarter of 2024, a decrease of $18.8 million, or 3%, as compared to $665.7 million in the second quarter of 2023. The decrease in the North America segment gross billings was due to lower billings of Infant, Toddler, and Preschool, Dolls, and Vehicles products, partially offset by higher billings of Action Figures, Building Sets, Games, and Other products.

Dolls gross billings decreased 3%, primarily due to lower billings of Barbie.
Infant, Toddler, and Preschool gross billings decreased 7%, of which 8% was due to lower billings of Preschool Entertainment products and 6% was due to lower billings of Baby Gear and Power Wheels products, partially offset by higher billings of Fisher-Price products of 7%.
Vehicles gross billings decreased 4%, of which 2% was due to lower billings of Matchbox products and 1% was due to lower billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 3%, of which 6% was due to higher billings of Games products, partially offset by lower billings of Action Figures products of 2%.
Sales adjustments decreased to $40.4 million in the second quarter of 2024 from $41.2 million in the second quarter of 2023. Sales adjustments as a percentage of net sales was relatively consistent at 6.7% in the second quarter of 2024, as compared to 6.6% in the second quarter of 2023.
Cost of sales decreased by $29.2 million, or 8%, to $319.8 million in the second quarter of 2024 from $349.0 million in the second quarter of 2023, primarily due to a decrease in product and other costs of $29.0 million.
Gross margin increased to 47.3% in the second quarter of 2024 from 44.1% in the second quarter of 2023. The increase in gross margin included cost deflation of 150 basis points, realized savings from the OPG program of 110 basis points, and favorability from other factors of 60 basis points.
North America segment operating income was $136.9 million in the second quarter of 2024, as compared to $132.4 million in the second quarter of 2023, due to higher gross profit of $11.2 million and lower advertising and promotion expenses of $6.3 million, partially offset by higher other selling and administrative expenses of $13.0 million.

International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the second quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Net Sales	$473.2	$462.7	2%	-1%
Segment Operating Income	77.3	42.9	80%
Net sales for the International segment in the second quarter of 2024 were $473.2 million, an increase of $10.5 million, or 2%, as compared to $462.7 million in the second quarter of 2023. The increase in net sales was due to a decrease in sales adjustments of $17.9 million, partially offset by a decrease in gross billings of $7.3 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$182.9	$201.4	-9%	-1%
Infant, Toddler, and Preschool	78.7	77.4	2%	—%
Vehicles	202.9	190.2	7%	-1%
Action Figures, Building Sets, Games, and Other	90.0	92.9	-3%	-1%
Gross Billings	$554.5	$561.8	-1%	-1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$126.0	$134.6	-6%	-1%
Hot Wheels	182.9	168.3	9%	-1%
Fisher-Price (a)	57.6	53.0	9%	—%
Other	188.0	205.9	-9%	-1%
Gross Billings	$554.5	$561.8	-1%	-1%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the International segment were $554.5 million in the second quarter of 2024, a decrease of $7.3 million, or 1%, as compared to $561.8 million in the second quarter of 2023, with an unfavorable impact from changes in currency exchange rates of one percentage point. The decrease in the International segment gross billings was due to lower billings of Dolls and Action Figures, Building Sets, Games, and Other products, partially offset by higher billings of Vehicles and Infant, Toddler, and Preschool products.
Dolls gross billings decreased 9%, of which 4% was due to lower billings of Barbie and 3% was due to lower billings of Disney Princess and Disney Frozen products.
Infant, Toddler, and Preschool gross billings increased 2%, of which 6% was due to higher billings of Fisher-Price products, partially offset by lower billings of Baby Gear and Power Wheels products of 3% and lower billings of Preschool Entertainment products of 1%.
Vehicles gross billings increased 7% due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 3%, of which 10% was due to lower billings of Action Figures products and 3% was due to lower billings of Other products, partially offset by higher billings of Games products of 10%.

Sales adjustments decreased to $81.2 million in the second quarter of 2024 from $99.1 million in the second quarter of 2023. Sales adjustments as a percentage of net sales decreased to 17.2% in the second quarter of 2024, as compared to 21.4% in the second quarter of 2023. The decrease in sales adjustments as a percentage of net sales was primarily due to $12.7 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the second quarter of 2023.
Cost of sales decreased by $17.3 million, or 7%, to $247.9 million in the second quarter of 2024 from $265.1 million in the second quarter of 2023, primarily due to a decrease in product and other costs of $16.4 million.
Gross margin increased to 47.6% in the second quarter of 2024 from 42.7% in the second quarter of 2023. The increase in gross margin included lower sales adjustments of 160 basis points, realized savings from the OPG program of 140 basis points, lower inventory management costs of 80 basis points, including lower inventory obsolescence and close-out sales, cost deflation of 60 basis points, and favorable other supply chain costs of 140 basis points, partially offset by unfavorable foreign currency exchange of 90 basis points.
International segment operating income was $77.3 million in the second quarter of 2024, as compared to $42.9 million in the second quarter of 2023, primarily due to higher gross profit of $27.8 million and lower advertising and promotion expenses of $10.0 million.
Results of Operations—First Half
Consolidated Results
The following table presents Mattel's consolidated results for the first half of 2024 and 2023:

	For the Six Months Ended				Year/Year Change
	June 30, 2024		June 30, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,889.2		$1,901.7		-1%
Cost of sales	969.6	51.3%	1,086.1	57.1%	-11%	(580)
Gross profit	919.6	48.7%	815.6	42.9%	13%	580
Advertising and promotion expenses	145.2	7.7%	166.1	8.7%	-13%	(100)
Other selling and administrative expenses	726.8	38.5%	701.8	36.9%	4%	160
Operating income (loss)	47.7	2.5%	(52.3)	-2.7%	N/M	N/M
Interest expense	60.0	3.2%	61.8	3.2%	-3%	—
Interest (income)	(29.7)	-1.6%	(10.8)	-0.6%	174%	(100)
Other non-operating expense (income), net	11.7		(3.6)
Income (loss) before income taxes	5.6	0.3%	(99.6)	-5.2%	N/M	N/M
Benefit from income taxes	(11.6)		(12.6)
(Income) from equity method investments	(11.4)		(7.7)
Net income (loss)	$28.6	1.5%	$(79.3)	-4.2%	N/M	N/M
N/M - not meaningful
Sales
Net sales in the first half of 2024 were $1.89 billion, a decrease of $12.5 million, or 1%, as compared to $1.90 billion in the first half of 2023. The decrease in net sales was due to a decrease in gross billings of $38.6 million, partially offset by a decrease in sales adjustments of $26.1 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first half of 2024 and 2023:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$708.5	$746.6	-5%	—%
Infant, Toddler, and Preschool	325.3	347.5	-6%	—%
Vehicles	667.4	647.4	3%	—%
Action Figures, Building Sets, Games, and Other	399.0	397.4	—%	—%
Gross Billings	$2,100.3	$2,138.8	-2%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$443.5	$459.6	-3%	—%
Hot Wheels	585.5	560.1	5%	—%
Fisher-Price (a)	229.3	216.4	6%	—%
Other	841.9	902.8	-7%	—%
Gross Billings	$2,100.3	$2,138.8	-2%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings were $2.10 billion in the first half of 2024, a decrease of $38.6 million, or 2%, as compared to $2.14 billion in the first half of 2023. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles products.
Dolls gross billings decreased 5%, of which 3% was due to lower billings of Disney Princess and Disney Frozen products and 2% was due to lower billings of Barbie.
Infant, Toddler, and Preschool gross billings decreased 6%, of which 6% was due to lower billings of Baby Gear and Power Wheels products and 4% was due to lower billings of Preschool Entertainment products, partially offset by higher billings of Fisher-Price products of 4%.
Vehicles gross billings increased 3%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings were relatively flat year-over-year, with higher billings of Games products of 5%, substantially offset by lower billings of Action Figures products of 3% and lower billings of Other products of 3%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity’s functional currency. Sales adjustments decreased to $211.0 million in the first half of 2024 from $237.1 million in the first half of 2023. Sales adjustments as a percentage of net sales decreased to 11.2% in the first half of 2024, as compared to 12.5% in the first half of 2023. The decrease in sales adjustments as a percentage of net sales was primarily due to $13.8 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the first half of 2023 and a shift in sales channel mix resulting in a higher proportion of sales with lower average sales adjustment rates.

Cost of Sales
Cost of sales decreased by $116.5 million, or 11%, to $969.6 million in the first half of 2024 from $1.09 billion in the first half of 2023. Within cost of sales, product and other costs decreased by $115.3 million, or 13%, to $745.2 million in the first half of 2024 from $860.6 million in the first half of 2023. Royalty expense decreased by $3.5 million to $83.8 million in the first half of 2024 from $87.3 million in the first half of 2023. Freight and logistics expenses increased by $2.4 million to $140.6 million in the first half of 2024, as compared to $138.3 million in the first half of 2023.
Gross Margin
Gross margin increased to 48.7% in the first half of 2024 from 42.9% in the first half of 2023. The increase in gross margin was primarily due to cost deflation of 160 basis points, incremental realized savings from the OPG program of 120 basis points, lower inventory management costs of 80 basis points, including lower inventory obsolescence and close-out sales, lower sales adjustments of 50 basis points, and favorability from other factors of 170 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 7.7% in the first half of 2024, as compared to 8.7% in the first half of 2023, primarily due to a shift in the timing of expected advertising and promotion programs to the second half of 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $726.8 million, or 38.5% of net sales, in the first half of 2024, an increase of $25.0 million, as compared to $701.8 million, or 36.9% of net sales, in the first half of 2023. The increase in other selling and administrative expenses was primarily due to market-related pay increases of $30.6 million and higher information technology and administrative costs of $21.4 million, partially offset by lower severance and restructuring charges of $17.0 million, and realized savings from cost savings programs of $16.0 million.
Interest Expense
Interest expense was $60.0 million in the first half of 2024, relatively flat as compared to $61.8 million in the first half of 2023.
Interest Income
Interest income increased by $18.8 million to $29.7 million in the first half of 2024 from $10.8 million in the first half of 2023, primarily due to higher average invested cash balances in the first half of 2024.
Benefit from Income Taxes
Mattel's benefit from income taxes was $11.6 million for the first half of 2024, as compared to $12.6 million for the first half of 2023. The decrease in benefit for income taxes was due to higher income before income taxes, offset by higher discrete tax benefits. During the first half of 2024, Mattel recognized a net discrete tax benefit of $12.9 million, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group IP rights transfer and reassessments of prior years' tax liabilities. During the first half of 2023, Mattel recognized a net discrete income tax expense of $0.3 million, primarily related to undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the first half of 2024 and 2023, there were no changes to Mattel's valuation allowance.

The OECD reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two rules. Mattel is continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of the legislative changes could impact Mattel's effective tax rate and tax liabilities. When and how these laws and regulations are adopted or enacted by various countries in which Mattel operates could increase tax complexity and uncertainty and may adversely affect Mattel's worldwide effective tax rate, income tax expense and cash flows. Mattel does not expect the provisions effective in 2024 to have a materially adverse impact on its results of operations, financial position, or cash flows.
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
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first half of 2024 and 2023:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Net Sales	$1,084.3	$1,094.9	-1%	—%
Segment Operating Income	209.9	164.5	28%
Net sales for the North America segment in the first half of 2024 were $1.08 billion, a decrease of $10.7 million, or 1%, as compared to $1.09 billion in the first half of 2023. The decrease in net sales was due to a decrease in gross billings of $15.2 million, partially offset by a decrease in sales adjustments of $4.5 million.

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$395.9	$406.3	-3%	—%
Infant, Toddler, and Preschool	192.1	207.1	-7%	—%
Vehicles	317.0	315.7	—%	—%
Action Figures, Building Sets, Games, and Other	248.3	239.3	4%	—%
Gross Billings	$1,153.3	$1,168.4	-1%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$232.4	$237.7	-2%	—%
Hot Wheels	271.3	266.6	2%	—%
Fisher-Price (a)	132.1	119.4	11%	—%
Other	517.5	544.8	-5%	—%
Gross Billings	$1,153.3	$1,168.4	-1%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the North America segment were $1.15 billion in the first half of 2024, a decrease of $15.2 million, or 1%, as compared to $1.17 billion in the first half of 2023. The decrease in gross billings was primarily due to lower billings of Infant, Toddler, and Preschool and Dolls, partially offset by higher billings of Action Figures, Building Sets, Games, and Other.
Dolls gross billings decreased 3% due to lower billings of Disney Princess and Disney Frozen products.

Infant, Toddler, and Preschool gross billings decreased 7%, of which 8% was due to lower billings of Baby Gear and Power Wheels products and 5% was due to lower billings of Preschool Entertainment products, partially offset by higher billings of Fisher-Price products of 6%.
Vehicles gross billings were flat year-over-year.
Action Figures, Building Sets, Games, and Other gross billings increased 4% due to higher billings of Games products.
Sales adjustments decreased to $69.0 million in the first half of 2024 from $73.5 million in the first half of 2023, primarily due to lower gross billings. Sales adjustments as a percentage of net sales were relatively consistent at 6.4% for the first half of 2024, as compared to 6.7% for the first half of 2023.
Cost of sales decreased by $64.7 million, or 10%, to $576.9 million in the first half of 2024 from $641.6 million in the first half of 2023, primarily due to a decrease in product and other costs of $66.8 million.
Gross margin in the first half of 2024 increased to 46.8% from 41.4% in the first half of 2023, primarily due to cost deflation of 190 basis points, realized savings from the OPG program of 110 basis points, lower inventory management costs of 90 basis points, including lower inventory obsolescence and close-out sales, and favorability from other factors of 150 basis points.
North America segment operating income increased by $45.4 million to $209.9 million in the first half of 2024, as compared to $164.5 million in the first half of 2023, primarily due to higher gross profit of $54.0 million, partially offset by higher other selling and administrative expenses of $16.8 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first half of 2024 and 2023:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Net Sales	$805.0	$806.8	—%	—%
Segment Operating Income	86.6	43.2	100%
Net sales for the International segment were relatively consistent at $805.0 million in the first half of 2024, as compared to $806.8 million in the first half 2023. The decrease in gross billings was substantially offset by a decrease in sales adjustments in the first half of 2024.

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2024	June 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$312.7	$340.2	-8%	—%
Infant, Toddler, and Preschool	133.2	140.4	-5%	1%
Vehicles	350.4	331.7	6%	—%
Action Figures, Building Sets, Games, and Other	150.6	158.1	-5%	—%
Gross Billings	$947.0	$970.4	-2%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$211.1	$221.9	-5%	—%
Hot Wheels	314.2	293.6	7%	—%
Fisher-Price (a)	97.2	97.0	—%	1%
Other	324.4	358.0	-9%	—%
Gross Billings	$947.0	$970.4	-2%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the International segment were $947.0 million in the first half of 2024, a decrease of $23.4 million, or 2%, as compared to $970.4 million in the first half of 2023. The decrease in gross billings was due to lower billings of Dolls, Action Figures, Building Sets, Games, and Other, and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles products.
Dolls gross billings decreased 8%, of which 5% was due to lower billings of Disney Princess and Disney Frozen products and 3% was due to lower billings of Barbie.
Infant, Toddler, and Preschool gross billings decreased 5%, of which 3% was due to lower billings of Baby Gear and Power Wheels products and 3% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 6%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 5%, of which 9% was due to lower billings of Action Figures products and 3% was due to lower billings of Other products, partially offset by higher billings of Games products of 8%.
Sales adjustments decreased to $142.0 million in the first half of 2024 from $163.6 million in the first half of 2023. Sales adjustments as a percentage of net sales decreased to 17.6% for the first half of 2024, as compared to 20.3% for the first half of 2023. The decrease in sales adjustments as a percentage of net sales was primarily due to $13.8 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the first half of 2023.
Cost of sales decreased by $34.8 million, or 7%, to $431.9 million in the first half of 2024 from $466.8 million in the first half of 2023, primarily due to a decrease in product and other costs of $32.1 million.
Gross margin increased to 46.3% in the first half of 2024 from 42.1% in the first half of 2023, primarily due to realized savings from the OPG program of 140 basis points, cost deflation of 110 basis points, lower sales adjustments of 90 basis points, lower inventory management costs of 70 basis points, including lower inventory obsolescence and close-out sales, and favorability from other factors of 240 basis points, partially offset by unfavorable foreign currency exchange of 230 basis points.
International segment operating income increased by $43.3 million to $86.6 million in the first half of 2024, as compared to $43.2 million in the first half of 2023, primarily due to higher gross profit of $33.0 million and lower advertising and promotion expenses of $12.7 million.

Cost Savings Program
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the Optimizing for Growth program (the "OFG program"), which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel’s global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China as previously announced in the third quarter of 2023, as well as savings from other previous actions that were not recognized in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed by 2026, are $200 million. Of the $200 million in targeted annual gross costs savings, approximately 70% is expected to benefit cost of sales and 30% is expected to benefit other selling and administrative expenses. Total expected cash expenditures under the OPG program are expected to be between $130 and $165 million and total non-cash charges are expected to be up to $5 million.
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024
	(In millions)
Cost of sales (a)	$0.4	$2.6
Other selling and administrative expenses (b)	10.5	18.0
	$10.9	$20.6
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
As of June 30, 2024, Mattel has recorded cumulative severance and other restructuring charges related to the OPG program of approximately $46 million, which includes approximately $1 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $37 million, which represents approximately 60% benefit to cost of sales, and 40% benefit to other selling and administrative expenses, as of June 30, 2024, in connection with the OPG Program.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, which was a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. The OFG program, excluding previous actions taken under the Capital Light program, had realized gross annual cost savings of approximately $343 million upon conclusion of the program. In connection with the OFG program, Mattel recorded severance and other restructuring charges of $7.8 million and $28.5 million within other selling and administrative expenses during the three and six months ended June 30, 2023, respectively, and a credit to severance and restructuring charges of ($1.2) million within cost of sales during the three and six months ended June 30, 2023 in the consolidated statement of operations.

Additionally, during the three and six months ended June 30, 2023, Mattel executed actions to further streamline its organizational structure that were not included in the OFG program. In connection with these actions, Mattel recorded severance charges of $2.0 million and $5.2 million within other selling and administrative expenses during the three and six months ended June 30, 2023, respectively, in the consolidated statement of operations.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion New Revolving Credit Facility, which on July 15, 2024 replaced the Prior Revolving Credit Facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $722.4 million in cash and equivalents at June 30, 2024, $562.4 million was held by foreign subsidiaries, including $62.4 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its New Revolving Credit Facility covenants, or deterioration of Mattel's credit ratings. However, based on Mattel's current business plan and factors known to date, it is expected that existing cash and equivalents, cash flows from operations, availability under the New Revolving Credit Facility, and access to capital markets will be sufficient to meet working capital and operating expenditure requirements for the next twelve months and in the long-term.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the New Revolving Credit Facility to meet its short-term liquidity needs. At June 30, 2024, Mattel had no outstanding borrowings under the Prior Revolving Credit Facility and approximately $9 million in outstanding letters of credit under the Prior Revolving Credit Facility.
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
Cash Flow Activities
Cash flows used for operating activities were $217.4 million in the first half of 2024, as compared to $325.6 million in the first half of 2023. The change was primarily due to an increase in net income, excluding the impact of non-cash items.

Cash flows used for investing activities were $72.7 million in the first half of 2024, as compared to $62.0 million in the first half of 2023. The change was primarily due to lower proceeds from foreign currency forward exchange contracts of $12.2 million in the first half of 2024.
Cash flows used for financing activities were $240.0 million in the first half of 2024, as compared to $71.4 million in the first half of 2023. The change was primarily due to $150.1 million of increased share repurchases in the first half of 2024 as compared to the first half of 2023.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $539.0 million to $722.4 million at June 30, 2024 from $1.26 billion at December 31, 2023, primarily due to cash flows used for operating activities of $217.4 million, share repurchases of $200.0 million and capital expenditures of $65.4 million during the six months ended June 30, 2024. Mattel's cash and equivalents increased $422.5 million to $722.4 million at June 30, 2024 from $299.9 million at June 30, 2023, primarily due to cash flows generated from operating activities of $978.0 million in the trailing twelve months, partially offset by $353.1 million of share repurchases and $152.3 million of capital expenditures in the trailing twelve months.
Accounts receivable decreased $242.4 million to $839.4 million at June 30, 2024 from $1.08 billion at December 31, 2023, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable decreased by $51.5 million to $839.4 million at June 30, 2024 from $890.9 million at June 30, 2023, primarily due to timing of sales and collections.
Inventories increased $205.3 million to $776.9 million at June 30, 2024 from $571.6 million at December 31, 2023, primarily due to seasonal inventory build. Inventories decreased $194.8 million to $776.9 million at June 30, 2024 from $971.6 million at June 30, 2023, primarily due to lower production and product cost deflation.
Prepaid expenses and other current assets increased $58.1 million to $265.7 million at June 30, 2024 from $207.5 million at December 31, 2023, which included increases in prepaid value added taxes of $19.2 million, prepaid income taxes of $15.1 million, and prepaid insurance of $7.1 million. Prepaid expenses and other current assets were $265.7 million at June 30, 2024, relatively flat as compared to $261.3 million at June 30, 2023.
Accounts payable and accrued liabilities decreased $303.1 million to $1.01 billion at June 30, 2024 from $1.31 billion at December 31, 2023, due to seasonal declines in expenditure levels and the timing of incentive compensation payments. Accounts payable and accrued liabilities were $1.01 billion at June 30, 2024 relatively flat as compared to $1.02 billion at June 30, 2023.
A summary of Mattel's capitalization is as follows:

	June 30, 2024		June 30, 2023		December 31, 2023
	(In millions, except percentage information)
Cash and equivalents	$722.4		$299.9		$1,261.4

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(17.8)		(22.2)		(20.0)
Total debt	2,332.2	54%	2,327.8	54%	2,330.0	52%
Stockholders' equity	1,973.1	46	1,962.4	46	2,149.2	48
Total capitalization (debt plus equity)	$4,305.3	100%	$4,290.2	100%	$4,479.2	100%

Total debt was $2.33 billion at June 30, 2024, December 31, 2023 and June 30, 2023, respectively.
Stockholders' equity decreased $176.1 million to $1.97 billion at June 30, 2024 from $2.15 billion at December 31, 2023, primarily due to share repurchases of $200.0 million, partially offset by the impact of share-based compensation on additional paid-in capital of $37.8 million for the first six months of 2024. Stockholders' equity increased $10.8 million to $1.97 billion at June 30, 2024 from $1.96 billion at June 30, 2023, primarily due to net income of $322.2 million and the impact of share-based compensation on additional paid-in capital of $84.2 million during the trailing twelve months, partially offset by $353.1 million of share repurchases and $37.9 million of other comprehensive loss during the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2023 Annual Report on Form 10-K and did not materially change during the first half of 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. The Euro, Chinese yuan, and Mexican peso were the primary currencies that caused foreign currency transaction exposure for Mattel during the first half of 2024. Mattel seeks to mitigate its foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the six months ended June 30, 2024 were related to its net investments in entities having functional currencies denominated in the Mexican peso, Brazilian real, and Russian ruble.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures are not effective as of June 30, 2024 due to a material weakness in Mattel's internal control over financial reporting, which is more fully described in Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 "Financial Statements and Supplementary Data" in the 2023 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2024, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the second quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1-30	904,579	$18.43	433,858	$892,000,740
May 1-31	4,918,409	18.73	4,911,957	800,014,073
June 1-30	14,425	17.11	—	—
Total	5,837,413	$18.68	5,345,815	$800,014,073
 ____________________________________
(a)The total number of shares purchased includes 491,598 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. As of June 30, 2024, Mattel had a remaining authorization of $800.0 million under the program. Repurchases under the share repurchase program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1+*	Letter Agreement between Mattel, Inc. and Karen Ancira, dated April 18, 2024, regarding an offer of employment for the position of Executive Vice President and Chief People Officer
10.2+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan	8-K	001-05647	10.1	June 4, 2024
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: July 30, 2024