Form 10-Q
period 2024-09-30
MATTEL INC /DE/
filed 2024-10-30
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of October 14, 2024: 336.9 million shares

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	September 30, 2023	December 31, 2023
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$723,532	$455,735	$1,261,363
Accounts receivable, net of allowances for credit losses of $8.2 million, $12.5 million, and $8.8 million, respectively	1,477,364	1,571,047	1,081,827
Inventories	737,182	790,521	571,609
Prepaid expenses and other current assets	242,302	224,796	207,548
Total current assets	3,180,380	3,042,099	3,122,347
Noncurrent Assets
Property, plant, and equipment, net	513,769	457,202	465,523
Right-of-use assets, net	277,627	286,019	313,191
Goodwill	1,388,991	1,380,042	1,384,512
Deferred income tax assets	260,180	230,415	299,157
Intangible assets, net	374,706	397,821	393,039
Other noncurrent assets	518,080	450,956	458,053
Total Assets	$6,513,733	$6,244,554	$6,435,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$439,203	$450,109	$442,286
Accrued liabilities	803,204	803,081	866,283
Income taxes payable	56,212	51,366	33,911
Total current liabilities	1,298,619	1,304,556	1,342,480
Noncurrent Liabilities
Long-term debt	2,333,260	2,328,897	2,329,986
Noncurrent lease liabilities	229,223	234,699	259,548
Other noncurrent liabilities	339,685	340,936	354,595
Total noncurrent liabilities	2,902,168	2,904,532	2,944,129
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,759,000	1,745,170	1,774,911
Treasury stock at cost: 104.5 million shares, 88.1 million shares, and 92.9 million shares, respectively	(2,434,734)	(2,131,676)	(2,224,160)
Retained earnings	3,463,016	2,914,744	3,062,061
Accumulated other comprehensive loss	(915,705)	(934,141)	(904,968)
Total stockholders' equity	2,312,946	2,035,466	2,149,213
Total Liabilities and Stockholders' Equity	$6,513,733	$6,244,554	$6,435,822
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,843,904	$1,918,788	$3,733,141	$3,820,531
Cost of sales	864,908	940,854	1,834,539	2,027,004
Gross Profit	978,996	977,934	1,898,602	1,793,527
Advertising and promotion expenses	104,956	124,265	250,117	290,337
Other selling and administrative expenses	385,699	379,811	1,112,455	1,081,594
Operating Income	488,341	473,858	536,030	421,596
Interest expense	29,371	30,716	89,415	92,486
Interest (income)	(9,787)	(4,569)	(39,466)	(15,409)
Other non-operating (income) expense, net	(2,924)	(2,391)	8,796	(5,976)
Income Before Income Taxes	471,681	450,102	477,285	350,495
Provision for income taxes	106,350	309,342	94,756	296,767
(Income) from equity method investments	(7,045)	(5,559)	(18,426)	(13,306)
Net Income	$372,376	$146,319	$400,955	$67,034
Net Income Per Common Share - Basic	$1.10	$0.41	$1.17	$0.19
Weighted-average number of common shares	339,059	354,139	342,707	354,559
Net Income Per Common Share - Diluted	$1.09	$0.41	$1.16	$0.19
Weighted-average number of common and potential common shares	341,216	357,474	345,380	357,977
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Unaudited; in thousands)
Net Income	$372,376	$146,319	$400,955	$67,034
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	24,442	(39,273)	(16,885)	(8,992)
Employee benefit plan adjustments	994	664	3,441	2,120
Net unrealized gains (losses) on derivative instruments:
Unrealized holding (losses) gains	(13,288)	7,521	9,764	(1,729)
Reclassification adjustments included in net income	7,264	(5,801)	(7,057)	(14,062)
	(6,024)	1,720	2,707	(15,791)
Other Comprehensive Income (Loss), Net of Tax	19,412	(36,889)	(10,737)	(22,663)
Comprehensive Income	$391,788	$109,430	$390,218	$44,371

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$400,955	$67,034
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	101,682	104,042
Amortization of intangible assets	23,503	28,570
Share-based compensation	57,448	52,425
Inventory obsolescence	30,023	42,245
Deferred income taxes	23,020	26,283
Income from equity method investments	(18,426)	(13,306)
Valuation allowance on foreign deferred tax assets	3,200	212,379
Content assets amortization	62,333	32,938
Changes in assets and liabilities:
Accounts receivable, net	(408,662)	(714,198)
Inventories	(201,954)	42,701
Prepaid expenses and other current assets	(42,695)	(4,768)
Accounts payable, accrued liabilities, and income taxes payable	(32,262)	121,202
Content assets spend	(16,944)	(47,111)
Other, net	(42,804)	(30,077)
Net cash flows used for operating activities	(61,583)	(79,641)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(48,337)	(56,741)
Purchases of other property, plant, and equipment	(108,598)	(60,797)
Proceeds from foreign currency forward exchange contracts, net	1,578	20,021
Other, net	3,617	3,605
Net cash flows used for investing activities	(151,740)	(93,912)
Cash Flows From Financing Activities:
Share repurchases	(268,307)	(109,860)
Tax withholdings for share-based compensation	(17,375)	(32,822)
Proceeds from stock option exercises	6,184	26,014
Other, net	(34,730)	(2,783)
Net cash flows used for financing activities	(314,228)	(119,451)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(10,280)	(12,496)
Change in Cash and Equivalents	(537,831)	(305,500)
Cash and Equivalents at Beginning of Period	1,261,363	761,235
Cash and Equivalents at End of Period	$723,532	$455,735
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2023	$441,369	$1,774,911	$(2,224,160)	$3,062,061	$(904,968)	$2,149,213
Net loss	—	—	—	(28,281)	—	(28,281)
Other comprehensive loss, net of tax	—	—	—	—	(10,765)	(10,765)
Share repurchases	—	—	(100,758)	—	—	(100,758)
Issuance of treasury stock for stock option exercises	—	(2,754)	7,053	—	—	4,299
Issuance of treasury stock for restricted stock units vesting	—	(17,932)	11,607	—	—	(6,325)
Share-based compensation	—	17,929	—	—	—	17,929
Balance, March 31, 2024	$441,369	$1,772,154	$(2,306,258)	$3,033,780	$(915,733)	$2,025,312
Net income	—	—	—	56,860	—	56,860
Other comprehensive loss, net of tax	—	—	—	—	(19,384)	(19,384)
Share repurchases	—	—	(100,954)	—	—	(100,954)
Issuance of treasury stock for stock option exercises	—	(437)	953	—	—	516
Issuance of treasury stock for restricted stock units vesting	—	(35,743)	26,692	—	—	(9,051)
Deferred compensation	—	(148)	148	—	—	—
Share-based compensation	—	19,834	—	—	—	19,834
Balance, June 30, 2024	$441,369	$1,755,660	$(2,379,419)	$3,090,640	$(935,117)	$1,973,133
Net income	—	—	—	372,376	—	372,376
Other comprehensive income, net of tax	—	—	—	—	19,412	19,412
Share repurchases	—	—	(68,907)	—	—	(68,907)
Issuance of treasury stock for stock option exercises	—	(1,186)	2,556	—	—	1,370
Issuance of treasury stock for restricted stock units vesting	—	(15,159)	11,036	—	—	(4,123)
Share-based compensation	—	19,685	—	—	—	19,685
Balance, September 30, 2024	$441,369	$1,759,000	$(2,434,734)	$3,463,016	$(915,705)	$2,312,946

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2022	$441,369	$1,808,308	$(2,129,639)	$2,847,709	$(911,478)	$2,056,269
Net loss	—	—	—	(106,471)	—	(106,471)
Other comprehensive income, net of tax	—	—	—	—	23,160	23,160
Share repurchases	—	—	(33,986)	—	—	(33,986)
Issuance of treasury stock for stock option exercises	—	(1,144)	3,189	—	—	2,045
Issuance of treasury stock for restricted stock units vesting	—	(51,311)	31,012	—	—	(20,299)
Share-based compensation	—	16,943	—	—	—	16,943
Balance, March 31, 2023	$441,369	$1,772,796	$(2,129,424)	$2,741,238	$(888,318)	$1,937,661
Net income	—	—	—	27,187	—	27,187
Other comprehensive loss, net of tax	—	—	—	—	(8,934)	(8,934)
Share repurchases	—	—	(15,875)	—	—	(15,875)
Issuance of treasury stock for stock option exercises	—	(4,075)	10,670	—	—	6,595
Issuance of treasury stock for restricted stock units vesting	—	(18,079)	13,698	—	—	(4,381)
Deferred compensation	—	(36)	166	—	—	130
Share-based compensation	—	19,991	—	—	—	19,991
Balance, June 30, 2023	$441,369	$1,770,597	$(2,120,765)	$2,768,425	$(897,252)	$1,962,374
Net income	—	—	—	146,319	—	146,319
Other comprehensive loss, net of tax	—	—	—	—	(36,889)	(36,889)
Share repurchases	—	—	(60,000)	—	—	(60,000)
Issuance of treasury stock for stock option exercises	—	(10,095)	27,469	—	—	17,374
Issuance of treasury stock for restricted stock units vesting	—	(30,824)	21,620	—	—	(9,204)
Share-based compensation	—	15,492	—	—	—	15,492
Balance, September 30, 2023	$441,369	$1,745,170	$(2,131,676)	$2,914,744	$(934,141)	$2,035,466
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
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, and accounts receivable aging that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $8.2 million, $12.5 million, and $8.8 million as of September 30, 2024, September 30, 2023, and December 31, 2023, respectively.
3.     Inventories
Inventories included the following:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Raw materials and work in process	$109,335	$102,582	$92,902
Finished goods	627,847	687,939	478,707
	$737,182	$790,521	$571,609
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Land	$42,924	$19,566	$19,838
Buildings	357,969	311,030	313,750
Machinery and equipment	641,999	623,687	628,089
Software	234,928	232,995	233,224
Tools, dies, and molds	501,220	494,070	488,170
Leasehold improvements	120,929	123,240	121,571
Construction in progress	42,243	39,533	48,483
	1,942,212	1,844,121	1,853,125
Less: accumulated depreciation	(1,428,443)	(1,386,919)	(1,387,602)
	$513,769	$457,202	$465,523

In July 2024, Mattel completed the purchase of an office building located in El Segundo, California for cash consideration of approximately $59 million. The building totals approximately 168,000 square feet and, upon completion of an interior build-out, will replace a currently leased facility that supports Mattel's global design and development and other activities. The building will support the North America and International segments.
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
Mattel performed a quantitative goodwill impairment assessment as of August 1, 2024, and determined that goodwill was not impaired. The quantitative goodwill impairment assessment includes the use of certain assumptions and estimates to calculate the estimated fair value of Mattel’s reporting units. To the extent assumptions, estimations, or market factors, including seasonality, differ from Mattel’s current estimates, the estimated fair value of Mattel’s reporting units may be susceptible to significant changes. The reporting unit that is most susceptible to changes in assumptions and estimates given its smaller size is American Girl, as excess fair value over carrying value is a lesser dollar and percentage value than the other reporting units.
The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2024 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, resulting in a foreign currency exchange rate impact.

	December 31, 2023	Currency Exchange Rate Impact	September 30, 2024
	(In thousands)
North America	$733,487	$1,490	$734,977
American Girl	207,571	—	207,571
International	443,454	2,989	446,443
	$1,384,512	$4,479	$1,388,991
Intangible Assets, Net
Identifiable intangible assets were $374.7 million, net of accumulated amortization of $435.1 million, $397.8 million, net of accumulated amortization of $396.8 million, and $393.0 million, net of accumulated amortization of $408.5 million as of September 30, 2024, September 30, 2023, and December 31, 2023, respectively.
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and nine months ended September 30, 2024 and 2023.
6.     Accrued Liabilities
Accrued liabilities included the following:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Incentive compensation	$104,136	$89,142	$143,091
Royalties	80,141	74,801	86,475
Lease liabilities	74,871	76,021	77,254
Advertising and promotion	71,993	105,218	102,217

7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of each of September 30, 2024, September 30, 2023, and December 31, 2023 were $112.3 million, $90.5 million, and $54.3 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
As of September 30, 2024, Mattel was in compliance with all covenants contained in the New Credit Agreement. Mattel had no borrowings outstanding under the New Revolving Credit Facility and no other short-term borrowings outstanding as of September 30, 2024. Under the Prior Revolving Credit Facility, Mattel had no borrowings outstanding and no other short-term borrowings outstanding as of September 30, 2023, and December 31, 2023. Outstanding letters of credit under the New Revolving Credit Facility totaled approximately $9 million as of September 30, 2024. Outstanding letters of credit under the Prior Revolving Credit Facility totaled approximately $9 million as of each of September 30, 2023, and December 31, 2023.
Borrowings under the New Revolving Credit Facility will bear interest at a floating rate, which for U.S. Dollar-denominated loans can be, at Mattel's option, either (a) Term SOFR (as defined in the New Credit Agreement), plus an applicable margin ranging from 0.875% to 1.375% per annum, or (b) Base Rate (as defined in the New Credit Agreement), plus an applicable margin ranging from 0.000% to 0.375% per annum, in each case, such applicable margins to be determined based on Mattel's debt rating.
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

9.     Long-Term Debt
Long-term debt included the following:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(16,740)	(21,103)	(20,014)
	$2,333,260	$2,328,897	$2,329,986
Less: current portion	—	—	—
Total long-term debt	$2,333,260	$2,328,897	$2,329,986
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
10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2024	$5,268	$(140,469)	$(799,916)	$(935,117)
Other comprehensive income (loss) before reclassifications	(13,288)	16	24,442	11,170
Amounts reclassified from accumulated other comprehensive income (loss)	7,264	978	—	8,242
Net change in other comprehensive income (loss)	(6,024)	994	24,442	19,412
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2024	$(756)	$(139,475)	$(775,474)	$(915,705)

	For the Nine Months Ended September 30, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$(142,916)	$(758,589)	$(904,968)
Other comprehensive income (loss) before reclassifications	9,764	50	(16,885)	(7,071)
Amounts reclassified from accumulated other comprehensive income (loss)	(7,057)	3,391	—	(3,666)
Net change in other comprehensive income (loss)	2,707	3,441	(16,885)	(10,737)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2024	$(756)	$(139,475)	$(775,474)	$(915,705)

	For the Three Months Ended September 30, 2023
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2023	$5,221	$(137,042)	$(765,431)	$(897,252)
Other comprehensive income (loss) before reclassifications	7,521	5	(39,273)	(31,747)
Amounts reclassified from accumulated other comprehensive income (loss)	(5,801)	659	—	(5,142)
Net change in other comprehensive income (loss)	1,720	664	(39,273)	(36,889)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2023	$6,941	$(136,378)	$(804,704)	$(934,141)

	For the Nine Months Ended September 30, 2023
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$(138,498)	$(795,712)	$(911,478)
Other comprehensive income (loss) before reclassifications	(1,729)	20	(8,992)	(10,701)
Amounts reclassified from accumulated other comprehensive income (loss)	(14,062)	2,100	—	(11,962)
Net change in other comprehensive income (loss)	(15,791)	2,120	(8,992)	(22,663)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2023	$6,941	$(136,378)	$(804,704)	$(934,141)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2024	September 30, 2023	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
(Loss) gain on foreign currency forward exchange and other contracts	$(7,275)	$5,784	Cost of sales
Tax effect	11	17	Provision/benefit from income taxes
	$(7,264)	$5,801	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$460	$472	Other non-operating income/expense, net
Recognized actuarial loss (a)	(1,902)	(1,410)	Other non-operating income/expense, net
	(1,442)	(938)
Tax effect	464	279	Provision/benefit from income taxes
	$(978)	$(659)	Net income/loss

	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain on foreign currency forward exchange and other contracts	$7,023	$13,709	Cost of sales
Tax effect	34	353	Provision/benefit from income taxes
	$7,057	$14,062	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$1,383	$1,416	Other non-operating income/expense, net
Recognized actuarial loss (a)	(5,693)	(4,229)	Other non-operating income/expense, net
	(4,310)	(2,813)
Tax effect	919	713	Provision/benefit from income taxes
	$(3,391)	$(2,100)	Net income/loss
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the nine months ended September 30, 2024, currency translation adjustments resulted in a net loss of $16.9 million, primarily due to the weakening of the Mexican peso and Brazilian real against the U.S. dollar, partially offset by the strengthening of the British pound sterling against the U.S. dollar.
During the nine months ended September 30, 2023, currency translation adjustments resulted in a net loss of $9.0 million, primarily due to the weakening of the Russian ruble and Malaysian ringgit against the U.S. dollar, partially offset by the strengthening of the Mexican peso, British pound sterling, and Brazilian real against the U.S. dollar.

11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	September 30, 2024	September 30, 2023	Statements of Operations Classification
	(In thousands)
Currency transaction (losses), net	$(10,047)	$(2,276)	Operating income/expense
Currency transaction gains, net	4,758	3,301	Other non-operating income/expense, net
Currency transaction (losses) gains, net	$(5,289)	$1,025

	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Statements of Operations Classification
	(In thousands)
Currency transaction (losses), net	$(16,087)	$(11,987)	Operating income/expense
Currency transaction (losses) gains, net	(226)	5,390	Other non-operating income/expense, net
Currency transaction (losses), net	$(16,313)	$(6,597)

12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of September 30, 2024, September 30, 2023, and December 31, 2023, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $748 million, $636 million, and $609 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2024	September 30, 2023	December 31, 2023
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$2,196	$13,308	$2,198
Foreign currency forward exchange and other contracts	Other noncurrent assets	34	747	52
Total Derivatives Designated as Hedging Instruments		$2,230	$14,055	$2,250
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,251	$519	$578
Total Derivatives Not Designated as Hedging Instruments		$1,251	$519	$578
		$3,481	$14,574	$2,828

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2024	September 30, 2023	December 31, 2023
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$8,571	$1,997	$7,520
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	2,026	14	1,575
Total Derivatives Designated as Hedging Instruments		$10,597	$2,011	$9,095
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$608	$323	$449
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	—	20
Total Derivatives Not Designated as Hedging Instruments		$608	$323	$469
		$11,205	$2,334	$9,564

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	September 30, 2024	September 30, 2023	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (losses) gains recognized in OCI	$(13,288)	$7,521
Amount of (losses) gains reclassified from accumulated OCI to the consolidated statements of operations	(7,264)	5,801	Cost of sales

	Derivatives Designated as Hedging Instruments
	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains (losses) recognized in OCI	$9,764	$(1,729)
Amount of gains reclassified from accumulated OCI to the consolidated statements of operations	7,057	14,062	Cost of sales

The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2024 and 2023, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	September 30, 2024	September 30, 2023	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$1,845	$6,805	Other non-operating income/expense, net

	Derivatives Not Designated as Hedging Instruments
	For the Nine Months Ended
	September 30, 2024	September 30, 2023	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$2,195	$25,083	Other non-operating income/expense, net

The net gains and losses recognized in the consolidated statements of operations during the three and nine months ended September 30, 2024 and September 30, 2023, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
13.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2024, September 30, 2023, and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$3,481	$—	$3,481
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$11,205	$—	$11,205

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$14,574	$—	$14,574
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,334	$—	$2,334

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$2,828	$—	$2,828
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$9,564	$—	$9,564
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
The estimated fair value of Mattel's long-term debt was $2.31 billion (compared to a carrying amount of $2.35 billion) as of September 30, 2024, $2.13 billion (compared to a carrying amount of $2.35 billion) as of September 30, 2023, and $2.23 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2023. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands, except per share amounts)
Basic:
Net income	$372,376	$146,319	$400,955	$67,034
Weighted-average number of common shares	339,059	354,139	342,707	354,559
Basic net income per common share	$1.10	$0.41	$1.17	$0.19

Diluted:
Net income	$372,376	$146,319	$400,955	$67,034
Weighted-average number of common shares	339,059	354,139	342,707	354,559
Dilutive share-based awards (a)	2,157	3,335	2,673	3,418
Weighted-average number of common and potential common shares	341,216	357,474	345,380	357,977
Diluted net income per common share	$1.09	$0.41	$1.16	$0.19
(a)For the three and nine months ended September 30, 2024, 6.9 million and 7.7 million share-based awards, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. For the three and nine months ended September 30, 2023, 6.5 million and 11.5 million share-based awards, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2023 Annual Report on Form 10-K.

The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Service cost	$851	$848	$2,548	$2,548
Interest cost	5,059	5,234	15,142	15,670
Expected return on plan assets	(4,693)	(5,103)	(14,052)	(15,280)
Amortization of prior service cost	49	37	145	112
Recognized actuarial loss	1,950	1,467	5,836	4,399
Net periodic benefit cost	$3,216	$2,483	$9,619	$7,449

The components of Mattel's net periodic benefit credit for postretirement benefit plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Interest cost	$45	$45	$135	$134
Amortization of prior service credit	(509)	(509)	(1,528)	(1,528)
Recognized actuarial gain	(48)	(57)	(143)	(170)
Net periodic benefit credit	$(512)	$(521)	$(1,536)	$(1,564)
Mattel's service cost component is recorded within operating income while other components of net periodic pension cost and postretirement benefit cost are recorded within other non-operating (income) expense, net.
During the nine months ended September 30, 2024, Mattel made cash contributions totaling approximately $14 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2024, Mattel expects to make additional cash contributions of approximately $5 million.
16.     Share-Based Payments
Mattel has various stock compensation plans, which are described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Share-Based Payments" in the 2023 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan ("the Plan"), Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than ten years from the grant date. Stock options, RSUs, and performance awards generally provide for vesting over, or at the end of, a period of three years from the grant date.
On September 30, 2024, a one-time retention award of performance-based restricted stock units (the "Retention Performance Grant") was granted to Ynon Kreiz, Mattel's Chief Executive Officer, in order to incentivize retention and drive significant stock price performance and market outperformance. The Retention Performance Grant has targeted approximately 0.8 million performance-based restricted stock units granted under the Plan, which was determined based on a target value of $15.0 million divided by the closing price of Mattel's common stock on the grant date. The Retention Performance Grant is 100% performance-based, with 50% of the Retention Performance Grant subject to vesting based on the achievement of the stock price hurdles during the final three years of the five-year performance measurement period, and the remaining 50% of the Retention Performance Grant subject to vesting based on Mattel's relative Total Shareholder Return ("TSR") over the five-year performance measurement period.
No portion of the Retention Performance Grant will be earned unless Mattel achieves rigorous performance goals and Mr. Kreiz remains employed through the settlement date following the completion of a five-year vesting period from September 30, 2024 to September 30, 2029, subject to potential acceleration upon certain qualifying terminations of employment. The grant also allows for a maximum potential earnout of 200% of the targeted number of performance-based restricted stock units.

The fair value of the Retention Performance Grant has been estimated using a Monte Carlo valuation methodology. The Retention Performance Grant has an estimated grant-date fair value of $24.42 per unit and total estimated grant-date fair value of $19.2 million, which will be recognized on a straight-line basis over the service period.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Stock option compensation expense	$716	$1,077	$2,515	$5,673
RSU compensation expense	13,860	12,020	42,185	36,724
Performance award compensation expense	5,109	2,395	12,748	10,028
	$19,685	$15,492	$57,448	$52,425
As of September 30, 2024, total unrecognized compensation expense related to unvested share-based payments totaled $139.0 million and is expected to be recognized over a weighted-average period of 2.5 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $6.2 million and $26.0 million for the nine months ended September 30, 2024 and 2023, respectively.
17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Design and development	$46,842	$49,781	$141,871	$148,319
Amortization of intangible assets	7,863	9,584	23,503	28,570
18.     Restructuring Charges
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the Optimizing for Profitable Growth program (the "OPG program"), a multi-year cost savings program that follows the Optimizing for Growth program (the "OFG program"), which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China as previously announced in the third quarter of 2023, as well as savings from other previous actions taken in 2023 that were not recognized in the OFG program.

In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Cost of sales (a)	$392	$—	$3,016	$—
Other selling and administrative expenses (b)	26,769	25,274	44,743	25,274
	$27,161	$25,274	$47,759	$25,274
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2023	Charges	Payments/Utilization	Liability at September 30, 2024
	(In thousands)
Severance	$25,096	$46,108	$(30,732)	$40,472
Other restructuring charges (a)	—	1,651	(1,617)	34
	$25,096	$47,759	$(32,349)	$40,506

	Liability at December 31, 2022	Charges	Payments/Utilization	Liability at September 30, 2023
	(In thousands)
Severance	$—	$25,274	$—	$25,274
Other restructuring charges	—	—	—	—
	$—	$25,274	$—	$25,274
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.
As of September 30, 2024, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $73 million, which included approximately $1 million of non-cash charges. Total expected cash expenditures are approximately $130 to $165 million and total non-cash charges are expected to be up to $5 million.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. In connection with the OFG program, Mattel recorded severance and other restructuring charges of $3.1 million and $31.6 million within other selling and administrative expenses during the three and nine months ended September 30, 2023, respectively, and a credit to severance and other restructuring charges of ($0.1) million and ($1.3) million within cost of sales during the three and nine months ended September 30, 2023, respectively, in the consolidated statement of operations.
Additionally, during the three and nine months ended September 30, 2023, Mattel executed actions to further streamline its organizational structure that were not included in the OFG program. In connection with these actions, Mattel recorded severance charges of $0.9 million and $6.1 million within other selling and administrative expenses during the three and nine months ended September 30, 2023, respectively, in the consolidated statement of operations.

19.     Income Taxes
Mattel's provision for income taxes was $106.4 million and $94.8 million for the three and nine months ended September 30, 2024, respectively, and $309.3 million and $296.8 million for the three and nine months ended September 30, 2023, respectively. Mattel recognized a net discrete income tax benefit of $3.4 million during the three months ended September 30, 2024, primarily related to reassessments of prior years' tax liabilities, partially offset by the establishment of a valuation allowance on certain foreign deferred tax assets. Mattel recognized a net discrete income tax benefit of $16.3 million during the nine months ended September 30, 2024, primarily related to reassessment of prior years' tax liabilities and discrete tax benefit on tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group intellectual property ("IP") rights transfer. Mattel recognized a net discrete income tax expense of $200.7 million and $201.0 million during the three and nine months ended September 30, 2023, respectively, which included the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets resulting from the intra-group transfer of certain IP rights, partially offset by undistributed earnings of certain foreign subsidiaries and reassessments of prior years' tax liabilities.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the third quarter of 2024, there were no material changes to Mattel's valuation allowance.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $14.6 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of September 30, 2024, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the U.S. federal courts' Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a class-wide basis. In October 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs' petition to appeal the denial of certification of the damages and injunctive relief classes. On July 24, 2024, the parties filed a settlement agreement with the court to resolve this litigation. On August 9, 2024, the settlement was preliminarily approved by the court. A final approval hearing is scheduled for January 28, 2025. As of September 30, 2024, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Twenty-eight additional lawsuits filed between April 2019 and September 2024 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to twenty-eight children. More than thirty lawsuits have been settled and/or dismissed. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
In addition, a stockholder has filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action are certain of Mattel's current and former officers and directors. In August 2021, a second similar derivative action was filed in the Court of Chancery for the State of Delaware (Armon v. Bradley, et al., filed August 30, 2021). The parties have reached a settlement in principle of this litigation, which is subject to approval by the court. As of September 30, 2024, Mattel has determined that a recovery of prior losses in this matter is probable and has accrued for the estimated amount, which is not material.
The lawsuits seek compensatory damages, punitive damages, statutory damages, restitution, disgorgement, attorneys' fees, costs, interest, declaratory relief, and/or injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and intends to vigorously defend against them. Except as specifically noted above, a reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Litigation Related to the Fisher-Price Snuga Swings
Purported class action lawsuits against Fisher-Price, Inc. and Mattel, Inc. have been filed in United States District Courts for the Western District of New York (Bigelow v. Mattel, Inc., et al., filed October 17, 2024, and Wall v. Mattel, Inc. et al., filed October 25, 2024), and the Central District of California (Shahbaz v. Fisher-Price, Inc., et al., filed October 24, 2024). The lawsuits assert claims for false advertising, breach of contract, breach of warranty, fraud, negligence, and other claims in connection with the marketing and sale of Fisher-Price Snuga Swings (the "Swings"). In general, the lawsuits allege that the Swings were falsely marketed and sold as safe for infant use, particularly infant sleep, and failed to disclose a risk of suffocation. The lawsuits propose nationwide and several state consumer classes comprised of those who purchased Swings.
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys’ fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Net Sales by Segment
North America	$1,108,288	$1,146,961	$2,192,555	$2,241,899
International	735,616	771,827	1,540,586	1,578,632
Net sales	$1,843,904	$1,918,788	$3,733,141	$3,820,531

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Operating Income by Segment (a)
North America	$412,425	$401,095	$622,342	$565,591
International	217,675	202,550	304,257	245,773
	630,100	603,645	926,599	811,364
Corporate and other expense (b)	(141,759)	(129,787)	(390,569)	(389,768)
Operating income	488,341	473,858	536,030	421,596
Interest expense	29,371	30,716	89,415	92,486
Interest (income)	(9,787)	(4,569)	(39,466)	(15,409)
Other non-operating (income) expense, net	(2,924)	(2,391)	8,796	(5,976)
Income before income taxes	$471,681	$450,102	$477,285	$350,495
(a)Segment operating income included (i) severance and other restructuring charges of $0.4 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, and $(0.1) million and $(1.3) million for the three and nine months ended September 30, 2023, respectively, which were allocated to the North America and International segments; and (ii) a loss on sale of assets of $1.8 million from the sale of a production facility for the three and nine months ended September 30, 2023, which was recorded in the International segment.
(b)Corporate and other expense included (i) severance and other restructuring charges of $27.1 million and $43.8 million for the three and nine months ended September 30, 2024, respectively, and $29.3 million and $63.0 million for the three and nine months ended September 30, 2023, respectively; and (ii) inclined sleeper product recall impact of $(11.7) million and $(5.8) million for the three and nine months ended September 30, 2024, respectively and $1.3 million and $9.0 million for the three and nine months ended September 30, 2023, respectively.

Segment assets are comprised of accounts receivable, net and inventories.

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Assets by Segment
North America	$1,160,846	$1,270,250	$845,113
International	952,726	1,024,549	735,236
	2,113,572	2,294,799	1,580,349
Corporate and other	100,974	66,769	73,087
Accounts receivable, net and inventories	$2,214,546	$2,361,568	$1,653,436
Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In thousands)
Net Sales by Geographic Area
North America	$1,108,288	$1,146,961	$2,192,555	$2,241,899
International
EMEA	401,942	423,923	837,869	874,972
Latin America	240,563	262,071	454,811	475,648
Asia Pacific	93,111	85,833	247,906	228,012
Total International	735,616	771,827	1,540,586	1,578,632
Net sales	$1,843,904	$1,918,788	$3,733,141	$3,820,531
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
Recent Developments
During the third quarter of 2024, Mattel continued to execute its multi-year strategy to grow its IP-driven toy business and expand its entertainment offering. Mattel achieved gross margin expansion, continued to improve in profitability compared to the third quarter of 2023, and ended the quarter in a strong financial position.
Mattel's third quarter net sales declined 4% compared to the third quarter of 2023, which benefited from the success of the Barbie movie. Mattel's third quarter results included improvement to operating cash flows, as well as gross margin expansion to 53.1%, from 51.0% in the third quarter of 2023, with benefits from supply chain and other efficiencies, the Optimizing for Profitable Growth program ("OPG program"), favorable foreign currency exchange, and cost deflation. Earnings per share in the third quarter of 2024 increased to $1.09, compared to $0.41 in the third quarter of 2023.
Mattel ended the third quarter with a cash balance of $723.5 million, compared to $455.7 million in the third quarter of 2023. Cash increased primarily due to Mattel's cash flows from operations, which were $887.8 million during the trailing twelve months, due to an increase in net income, excluding the impact of non-cash items, and improved working capital. This increase was partially offset by cash used for share repurchases and capital expenditures, including the acquisition of a property that will serve as Mattel's new global design center, which will replace a facility that is currently leased.
On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. During the first nine months of 2024, Mattel executed $268.3 million of share repurchases under the program.
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

Results of Operations—Third Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the third quarter of 2024 and 2023:

	For the Three Months Ended				Year/Year Change
	September 30, 2024		September 30, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,843.9		$1,918.8		-4%
Cost of sales	864.9	46.9%	940.9	49.0%	-8%	(210)
Gross profit	979.0	53.1%	977.9	51.0%	—%	210
Advertising and promotion expenses	105.0	5.7%	124.3	6.5%	-16%	(80)
Other selling and administrative expenses	385.7	20.9%	379.8	19.8%	2%	110
Operating income	488.3	26.5%	473.9	24.7%	3%	180
Interest expense	29.4	1.6%	30.7	1.6%	-4%	—
Interest (income)	(9.8)	-0.5%	(4.6)	-0.2%	114%	(30)
Other non-operating (income), net	(2.9)		(2.4)
Income before income taxes	471.7	25.6%	450.1	23.5%	5%	210
Provision for income taxes	106.4		309.3
(Income) from equity method investments	(7.0)		(5.6)
Net income	$372.4	20.2%	$146.3	7.6%	154%	1,260
Sales
Net sales in the third quarter of 2024 were $1.84 billion, a decrease of $74.9 million, or 4%, as compared to $1.92 billion in the third quarter of 2023. The decrease in net sales was primarily due to a decrease in gross billings of $70.6 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the third quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$757.1	$884.5	-14%	-1%
Infant, Toddler, and Preschool	349.8	361.1	-3%	-1%
Vehicles	580.0	518.5	12%	-1%
Action Figures, Building Sets, Games, and Other	364.3	357.7	2%	-1%
Gross Billings	$2,051.1	$2,121.8	-3%	-1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$500.6	$605.1	-17%	—%
Hot Wheels	508.2	454.8	12%	-1%
Fisher-Price (a)	265.4	264.3	—%	-1%
Other	777.0	797.6	-3%	-1%
Gross Billings	$2,051.1	$2,121.8	-3%	-1%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings were $2.05 billion in the third quarter of 2024, a decrease of $70.6 million, or 3%, as compared to $2.12 billion in the third quarter of 2023, with an unfavorable impact from changes in currency exchange rates of one percentage point. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 14%, of which 12% was due to lower billings of Barbie, which benefited from the Barbie movie in the prior year, and 2% was due to lower billings of Trolls (NBCUniversal) products.
Infant, Toddler, and Preschool gross billings decreased 3%, due to lower billings of Baby Gear and Power Wheels products.
Vehicles gross billings increased 12%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 2%, of which 8% was due to higher billings of Games products, partially offset by lower billings of Other products of 3% and lower billings of Building Sets products of 3%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $207.2 million in the third quarter of 2024, from $203.0 million in the third quarter of 2023. Sales adjustments as a percentage of net sales increased to 11.2% in the third quarter of 2024, as compared to 10.6% in the third quarter of 2023. The increase in sales adjustments as a percentage of net sales was primarily due to a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of Sales
Cost of sales decreased by $75.9 million, or 8%, to $864.9 million in the third quarter of 2024 from $940.9 million in the third quarter of 2023. Within cost of sales, product and other costs decreased by $65.2 million, or 9%, to $696.1 million in the third quarter of 2024 from $761.3 million in the third quarter of 2023. Freight and logistics expenses decreased by $7.0 million, or 8%, to $84.9 million in the third quarter of 2024 from $92.0 million in the third quarter of 2023. Royalty expense decreased by $3.7 million, or 4%, to $83.9 million in the third quarter of 2024 from $87.6 million in the third quarter of 2023.
Gross Margin
Gross margin increased to 53.1% in the third quarter of 2024 from 51.0% in the third quarter of 2023. The increase in gross margin included supply chain and other efficiencies of 190 basis points, incremental realized savings from the OPG program of 80 basis points, favorable foreign currency exchange of 70 basis points, and cost deflation of 50 basis points, partially offset by unfavorable mix of 180 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 5.7% in the third quarter of 2024, as compared to 6.5% in the third quarter of 2023, primarily due to a shift in the expected timing of advertising and promotion programs to the fourth quarter of 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $385.7 million, or 20.9% of net sales, in the third quarter of 2024, an increase of $5.9 million, as compared to $379.8 million, or 19.8% of net sales, in the third quarter of 2023. The increase in other selling and administrative expenses was primarily due to employee compensation increases and higher incentive compensation of $25.2 million, partially offset by realized savings from cost savings programs of $7.5 million.
Interest Expense
Interest expense was $29.4 million in the third quarter of 2024, relatively flat as compared to $30.7 million in the third quarter of 2023.
Interest Income
Interest income increased by $5.2 million to $9.8 million in the third quarter of 2024 from $4.6 million in the third quarter of 2023, primarily due to higher average invested cash balances in the third quarter of 2024.
Provision for Income Taxes
Mattel's provision for income taxes was $106.4 million in the third quarter of 2024, as compared to $309.3 million in the third quarter of 2023. The decrease in provision for income taxes was primarily due to changes in discrete income taxes. During the three months ended September 30, 2023, Mattel recognized a net discrete income tax expense of $200.7 million, which included the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets during the third quarter of 2023 resulting from the intra-group transfer of certain IP rights, partially offset by other discrete income tax benefits of $11.7 million. During the three months ended September 30, 2024, Mattel recognized a net discrete tax benefit of $3.4 million primarily related to reassessments of prior years' tax liabilities, partially offset by the establishment of a valuation allowance on certain foreign deferred tax assets.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the third quarter of 2024, there were no material changes to Mattel's valuation allowance.

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
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the third quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Net Sales	$1,108.3	$1,147.0	-3%	—%
Segment Operating Income	412.4	401.1	3%
Net sales for the North America segment in the third quarter of 2024 were $1.11 billion, a decrease of $38.7 million, or 3%, as compared to $1.15 billion in the third quarter of 2023. The decrease in net sales was primarily due to a decrease in gross billings of $36.6 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$442.3	$512.7	-14%	—%
Infant, Toddler, and Preschool	228.0	230.6	-1%	—%
Vehicles	288.5	263.4	10%	—%
Action Figures, Building Sets, Games, and Other	225.5	214.1	5%	—%
Gross Billings	$1,184.3	$1,220.9	-3%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$285.1	$349.9	-19%	—%
Hot Wheels	249.7	225.7	11%	—%
Fisher-Price (a)	168.5	166.5	1%	—%
Other	481.0	478.7	—%	—%
Gross Billings	$1,184.3	$1,220.9	-3%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the North America segment were $1.18 billion in the third quarter of 2024, a decrease of $36.6 million, or 3%, as compared to $1.22 billion in the third quarter of 2023. The decrease in the North America segment gross billings was due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.

Dolls gross billings decreased 14%, primarily due to lower billings of Barbie, which benefited from the Barbie movie in the prior year.
Infant, Toddler, and Preschool gross billings decreased 1%, due to lower billings of Baby Gear and Power Wheels products.
Vehicles gross billings increased 10%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 5%, of which 8% was due to higher billings of Games products and 3% was due to higher billings of Action Figures products, partially offset by lower billings of Building Sets products of 3% and lower billings of Other products of 3%.
Sales adjustments increased to $76.0 million in the third quarter of 2024 from $73.9 million in the third quarter of 2023. Sales adjustments as a percentage of net sales was relatively consistent at 6.9% in the third quarter of 2024, as compared to 6.4% in the third quarter of 2023.
Cost of sales decreased by $38.6 million, or 7%, to $534.8 million in the third quarter of 2024 from $573.4 million in the third quarter of 2023, primarily due to a decrease in product and other costs of $29.4 million and a decrease in freight and logistics expenses of $8.4 million.
Gross margin increased to 51.7% in the third quarter of 2024 from 50.0% in the third quarter of 2023. The increase in gross margin included supply chain and other efficiencies of 200 basis points, incremental realized savings from the OPG program of 80 basis points, and cost deflation of 60 basis points, partially offset by unfavorable mix of 170 basis points.
North America segment operating income was $412.4 million in the third quarter of 2024, as compared to $401.1 million in the third quarter of 2023, primarily due to lower advertising and promotion expenses of $15.0 million, partially offset by higher other selling and administrative expenses of $3.6 million.

International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the third quarter of 2024 and 2023:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Net Sales	$735.6	$771.8	-5%	-2%
Segment Operating Income	217.7	202.5	7%
Net sales for the International segment in the third quarter of 2024 were $735.6 million, a decrease of $36.2 million, or 5%, as compared to $771.8 million in the third quarter of 2023. The decrease in net sales was primarily due to a decrease in gross billings of $34.1 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$314.8	$371.7	-15%	-1%
Infant, Toddler, and Preschool	121.8	130.5	-7%	-3%
Vehicles	291.5	255.0	14%	-2%
Action Figures, Building Sets, Games, and Other	138.8	143.6	-3%	-2%
Gross Billings	$866.8	$900.9	-4%	-2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$215.5	$255.2	-16%	-1%
Hot Wheels	258.4	229.1	13%	-2%
Fisher-Price (a)	96.9	97.7	-1%	-3%
Other	296.1	318.9	-7%	-2%
Gross Billings	$866.8	$900.9	-4%	-2%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the International segment were $866.8 million in the third quarter of 2024, a decrease of $34.1 million, or 4%, as compared to $900.9 million in the third quarter of 2023, with an unfavorable impact from changes in currency exchange rates of two percentage points. The decrease in the International segment gross billings was due to lower billings of Dolls, Infant, Toddler, and Preschool, and Action Figures, Building Sets, Games, and Other products, partially offset by higher billings of Vehicles products.
Dolls gross billings decreased 15%, of which 11% was due to lower billings of Barbie, which benefited from the Barbie movie in the prior year, 2% was due to lower billings of Polly Pocket products, and 2% was due to lower billings of Trolls (NBCUniversal) products.
Infant, Toddler, and Preschool gross billings decreased 7%, of which 3% was due to lower billings of Baby Gear and Power Wheels products and 3% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 14%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 3%, of which 4% was due to lower billings of Other products, 3% was due to lower billings of Building Sets products, and 3% was due to lower billings of Action Figures products, partially offset by higher billings of Games products of 7%.

Sales adjustments increased to $131.2 million in the third quarter of 2024 from $129.1 million in the third quarter of 2023. Sales adjustments as a percentage of net sales increased to 17.8% in the third quarter of 2024, as compared to 16.7% in the third quarter of 2023. The increase in sales adjustments as a percentage of net sales was primarily due to a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.
Cost of sales decreased by $43.8 million, or 11%, to $355.6 million in the third quarter of 2024 from $399.4 million in the third quarter of 2023, primarily due to a decrease in product and other costs of $42.2 million.
Gross margin increased to 51.7% in the third quarter of 2024 from 48.3% in the third quarter of 2023. The increase in gross margin included favorable foreign currency exchange of 250 basis points, supply chain and other efficiencies of 220 basis points, incremental realized savings from the OPG program of 80 basis points, and cost deflation of 30 basis points, partially offset by unfavorable mix of 240 basis points.
International segment operating income was $217.7 million in the third quarter of 2024, as compared to $202.5 million in the third quarter of 2023, due to higher gross profit of $7.6 million, lower advertising and promotion expenses of $4.3 million, and lower other selling and administrative expenses of $3.3 million.
Results of Operations—First Nine Months
Consolidated Results
The following table presents Mattel's consolidated results for the first nine months of 2024 and 2023:

	For the Nine Months Ended				Year/Year Change
	September 30, 2024		September 30, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$3,733.1		$3,820.5		-2%
Cost of sales	1,834.5	49.1%	2,027.0	53.1%	-9%	(400)
Gross profit	1,898.6	50.9%	1,793.5	46.9%	6%	400
Advertising and promotion expenses	250.1	6.7%	290.3	7.6%	-14%	(90)
Other selling and administrative expenses	1,112.5	29.8%	1,081.6	28.3%	3%	150
Operating income	536.0	14.4%	421.6	11.0%	27%	340
Interest expense	89.4	2.4%	92.5	2.4%	-3%	—
Interest (income)	(39.5)	-1.1%	(15.4)	-0.4%	156%	(70)
Other non-operating expense (income), net	8.8		(6.0)
Income before income taxes	477.3	12.8%	350.5	9.2%	36%	360
Provision for income taxes	94.8		296.8
(Income) from equity method investments	(18.4)		(13.3)
Net income	$401.0	10.7%	$67.0	1.8%	498%	890
Sales
Net sales in the first nine months of 2024 were $3.73 billion, a decrease of $87.4 million, or 2%, as compared to $3.82 billion in the first nine months of 2023. The decrease in net sales was due to a decrease in gross billings of $109.2 million, partially offset by a decrease in sales adjustments of $21.8 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first nine months of 2024 and 2023:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,465.6	$1,631.1	-10%	—%
Infant, Toddler, and Preschool	675.1	708.6	-5%	—%
Vehicles	1,247.4	1,165.9	7%	—%
Action Figures, Building Sets, Games, and Other	763.2	755.0	1%	—%
Gross Billings	$4,151.4	$4,260.6	-3%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$944.1	$1,064.7	-11%	—%
Hot Wheels	1,093.7	1,014.9	8%	-1%
Fisher-Price (a)	494.7	480.6	3%	—%
Other	1,618.9	1,700.4	-5%	—%
Gross Billings	$4,151.4	$4,260.6	-3%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings were $4.15 billion in the first nine months of 2024, a decrease of $109.2 million, or 3%, as compared to $4.26 billion in the first nine months of 2023. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 10%, of which 7% was due to lower billings of Barbie, which benefited from the Barbie movie in the prior year, and 2% was due to lower billings of Disney Princess and Disney Frozen products.
Infant, Toddler, and Preschool gross billings decreased 5%, of which 4% was due to lower billings of Baby Gear and Power Wheels products and 2% was due to lower billings of Preschool Entertainment products, partially offset by higher billings of Fisher-Price products of 2%.
Vehicles gross billings increased 7%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 1%, of which 7% was due to higher billings of Games products, partially offset by lower billings of Other products of 3% and lower billings of Building Sets products of 2%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments decreased to $418.3 million in the first nine months of 2024 from $440.1 million in the first nine months of 2023. Sales adjustments as a percentage of net sales were relatively consistent at 11.2% in the first nine months of 2024, as compared to 11.5% in the first nine months of 2023.

Cost of Sales
Cost of sales decreased by $192.5 million, or 9%, to $1.83 billion in the first nine months of 2024 from $2.03 billion in the first nine months of 2023. Within cost of sales, product and other costs decreased by $180.5 million, or 11%, to $1.44 billion in the first nine months of 2024 from $1.62 billion in the first nine months of 2023. Royalty expense decreased by $7.2 million, or 4%, to $167.7 million in the first nine months of 2024 from $175.0 million in the first nine months of 2023. Freight and logistics expenses decreased by $4.7 million, or 2%, to $225.5 million in the first nine months of 2024, as compared to $230.2 million in the first nine months of 2023.
Gross Margin
Gross margin increased to 50.9% in the first nine months of 2024 from 46.9% in the first nine months of 2023. The increase in gross margin was primarily due to supply chain and other efficiencies of 270 basis points, cost deflation of 100 basis points, incremental realized savings from the OPG program of 100 basis points, and favorable foreign currency exchange of 30 basis points, partially offset by unfavorable mix of 100 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs; and (iv) generic advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales decreased to 6.7% in the first nine months of 2024, as compared to 7.6% in the first nine months of 2023, primarily due to a shift in the expected timing of advertising and promotion programs to the fourth quarter of 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.11 billion, or 29.8% of net sales, in the first nine months of 2024, an increase of $30.9 million, as compared to $1.08 billion, or 28.3% of net sales, in the first nine months of 2023. The increase in other selling and administrative expenses was primarily due to employee compensation increases and higher incentive compensation of $44.5 million, partially offset by realized savings from cost savings programs of $23.5 million and lower severance and restructuring charges of $19.2 million.
Interest Expense
Interest expense was $89.4 million in the first nine months of 2024, relatively flat as compared to $92.5 million in the first nine months of 2023.
Interest Income
Interest income increased by $24.1 million to $39.5 million in the first nine months of 2024 from $15.4 million in the first nine months of 2023, primarily due to higher average invested cash balances in the first nine months of 2024.
Provision for Income Taxes
Mattel's provision for income taxes was $94.8 million for the first nine months of 2024, as compared to $296.8 million for the first nine months of 2023. The decrease in provision for income taxes was due to discrete income tax expense in the first nine months of 2023, partially offset by the impact of higher income before income taxes in the first nine months of 2024, net of discrete income tax benefits. During the first nine months of 2023, Mattel recognized a net discrete income tax expense of $201.0 million, which included the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets during the third quarter of 2023 resulting from the intra-group transfer of certain IP rights, partially offset by other discrete income tax benefits of $11.4 million. During the first nine months of 2024, Mattel recognized a net discrete tax benefit of $16.3 million primarily related to reassessments of prior years' tax liabilities and a discrete tax benefit on tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group IP rights transfer.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the third quarter of 2024, there were no material changes to Mattel's valuation allowance.

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
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first nine months of 2024 and 2023:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Net Sales	$2,192.6	$2,241.9	-2%	—%
Segment Operating Income	622.3	565.6	10%
Net sales for the North America segment in the first nine months of 2024 were $2.19 billion, a decrease of $49.3 million, or 2%, as compared to $2.24 billion in the first nine months of 2023. The decrease in net sales was primarily due to a decrease in gross billings of $51.8 million.

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$838.2	$919.1	-9%	—%
Infant, Toddler, and Preschool	420.1	437.7	-4%	—%
Vehicles	605.5	579.1	5%	—%
Action Figures, Building Sets, Games, and Other	473.8	453.4	5%	—%
Gross Billings	$2,337.6	$2,389.3	-2%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$517.5	$587.6	-12%	—%
Hot Wheels	521.1	492.3	6%	—%
Fisher-Price (a)	300.6	285.9	5%	—%
Other	998.4	1,023.5	-2%	—%
Gross Billings	$2,337.6	$2,389.3	-2%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the North America segment were $2.34 billion in the first nine months of 2024, a decrease of $51.8 million, or 2%, as compared to $2.39 billion in the first nine months of 2023. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 9%, of which 8% was due to lower billings of Barbie, which benefited from the Barbie movie in the prior year, and 2% was due to lower billings of Disney Princess and Disney Frozen products.
Infant, Toddler, and Preschool gross billings decreased 4%, of which 5% was due to lower billings of Baby Gear and Power Wheels products and 2% was due to lower billings of Preschool Entertainment products, partially offset by higher billings of Fisher-Price products of 3%.
Vehicles gross billings increased 5%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 5%, of which 6% was due to higher billings of Games products and 3% was due to higher billings of Action Figures products, partially offset by lower billings of Building Sets products of 2% and lower billings of Other products of 2%.
Sales adjustments decreased to $145.0 million in the first nine months of 2024 from $147.4 million in the first nine months of 2023, primarily due to lower gross billings. Sales adjustments as a percentage of net sales were flat at 6.6% for the first nine months of each of 2024 and 2023.
Cost of sales decreased by $103.3 million, or 8%, to $1.11 billion in the first nine months of 2024 from $1.22 billion in the first nine months of 2023, primarily due to a decrease in product and other costs of $96.1 million.
Gross margin in the first nine months of 2024 increased to 49.3% from 45.8% in the first nine months of 2023, primarily due to supply chain and other efficiencies of 240 basis points, cost deflation of 120 basis points, and incremental realized savings from the OPG program of 90 basis points, partially offset by unfavorable mix of 100 basis points.
North America segment operating income increased by $56.8 million to $622.3 million in the first nine months of 2024, as compared to $565.6 million in the first nine months of 2023, due to higher gross profit of $53.9 million and lower advertising and promotion expenses of $23.3 million, partially offset by higher other selling and administrative expenses of $20.4 million.

International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first nine months of 2024 and 2023:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Net Sales	$1,540.6	$1,578.6	-2%	-1%
Segment Operating Income	304.3	245.8	24%
Net sales for the International segment in the first nine months of 2024 were $1.54 billion, a decrease of $38.0 million, or 2%, as compared to $1.58 billion in the first nine months 2023. The decrease in net sales was due to a decrease in gross billings of $57.5 million, partially offset by a decrease in sales adjustments of $19.4 million.

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2024	September 30, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$627.5	$712.0	-12%	-1%
Infant, Toddler, and Preschool	255.0	270.9	-6%	-1%
Vehicles	641.9	586.8	9%	-1%
Action Figures, Building Sets, Games, and Other	289.4	301.7	-4%	-1%
Gross Billings	$1,813.8	$1,871.3	-3%	-1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$426.6	$477.1	-11%	-1%
Hot Wheels	572.6	522.6	10%	-1%
Fisher-Price (a)	194.1	194.7	—%	-1%
Other	620.5	676.9	-8%	-1%
Gross Billings	$1,813.8	$1,871.3	-3%	-1%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the International segment were $1.81 billion in the first nine months of 2024, a decrease of $57.5 million, or 3%, as compared to $1.87 billion in the first nine months of 2023, with an unfavorable impact from changes in currency exchange rates of one percentage point. The decrease in gross billings was due to lower billings of Dolls, Infant, Toddler, and Preschool, and Action Figures, Building Sets, Games, and Other products, partially offset by higher billings of Vehicles products.
Dolls gross billings decreased 12%, of which 7% was due to lower billings of Barbie, which benefited from the Barbie movie in the prior year, and 3% was due to lower billings of Disney Princess and Disney Frozen products.
Infant, Toddler, and Preschool gross billings decreased 6%, of which 3% was due to lower billings of Baby Gear and Power Wheels products and 3% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 9%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 4%, of which 6% was due to lower billings of Action Figures products, 3% was due to lower billings of Other products, and 2% was due to lower billings of Building Sets products, partially offset by higher billings of Games products of 7%.

Sales adjustments decreased to $273.2 million in the first nine months of 2024 from $292.7 million in the first nine months of 2023. Sales adjustments as a percentage of net sales decreased to 17.7% for the first nine months of 2024, as compared to 18.5% for the first nine months of 2023. The decrease in sales adjustments as a percentage of net sales was primarily due to $15.9 million of net foreign currency transaction losses from the remeasurement of certain accounts receivable denominated in foreign currencies in the first nine months of 2023.
Cost of sales decreased by $78.6 million, or 9%, to $787.5 million in the first nine months of 2024 from $866.1 million in the first nine months of 2023, primarily due to a decrease in product and other costs of $74.3 million.
Gross margin increased to 48.9% in the first nine months of 2024 from 45.1% in the first nine months of 2023, primarily due to supply chain and other efficiencies of 300 basis points, incremental realized savings from the OPG program of 110 basis points, and cost deflation of 70 basis points, partially offset by unfavorable mix of 100 basis points.
International segment operating income increased by $58.5 million to $304.3 million in the first nine months of 2024, as compared to $245.8 million in the first nine months of 2023, primarily due to higher gross profit of $40.6 million and lower advertising and promotion expenses of $16.9 million.
Cost Savings Program
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the Optimizing for Growth program (the "OFG program"), which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel’s global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China as previously announced in the third quarter of 2023, as well as savings from other previous actions taken in 2023 that were not recognized in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed by 2026, are $200 million. Of the $200 million in targeted annual gross costs savings, approximately 70% is expected to benefit cost of sales and 30% is expected to benefit other selling and administrative expenses. Total expected cash expenditures under the OPG program are expected to be between $130 and $165 million and total non-cash charges are expected to be up to $5 million.
The costs associated with the OPG program are expected to include the following:

Optimizing for Profitable Growth – Actions	Estimate of Cost
Employee severance	$90 to $105 million
Other restructuring costs	$10 to $20 million
Non-cash charges	up to $5 million
Total estimated severance and other restructuring costs (a)	$100 to $130 million
Investments	$30 to $40 million
Total estimated actions	$130 to $170 million
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(In millions)
Cost of sales (a)	$0.4	$—	$3.0	$—
Other selling and administrative expenses (b)	26.8	25.3	44.7	25.3
	$27.2	$25.3	$47.7	$25.3
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

As of September 30, 2024, Mattel has recorded cumulative severance and other restructuring charges related to the OPG program of approximately $73 million, which includes approximately $1 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $60 million, which represents approximately 60% benefit to cost of sales, and 40% benefit to other selling and administrative expenses, as of September 30, 2024, in connection with the OPG Program.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. The OFG program, excluding previous actions taken under the Capital Light program, realized gross annual cost savings of approximately $343 million upon conclusion of the program. In connection with the OFG program, Mattel recorded severance and other restructuring charges of $3.1 million and $31.6 million within other selling and administrative expenses during the three and nine months ended September 30, 2023, respectively, and a credit to severance and other restructuring charges of ($0.1) million and ($1.3) million within cost of sales during the three and nine months ended September 30, 2023, respectively, in the consolidated statement of operations.
Additionally, during the three and nine months ended September 30, 2023, Mattel executed actions to further streamline its organizational structure that were not included in the OFG program. In connection with these actions, Mattel recorded severance charges of $0.9 million and $6.1 million within other selling and administrative expenses during the three and nine months ended September 30, 2023, respectively, in the consolidated statement of operations.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion New Revolving Credit Facility, which on July 15, 2024 replaced the $1.40 billion Prior Revolving Credit Facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $723.5 million in cash and equivalents at September 30, 2024, $499.4 million was held by foreign subsidiaries, including $59.1 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
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
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the New Revolving Credit Facility to meet its short-term liquidity needs. At September 30, 2024, Mattel had no outstanding borrowings under the New Revolving Credit Facility and approximately $9 million in outstanding letters of credit under the New Revolving Credit Facility.
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
Cash Flow Activities
Cash flows used for operating activities were $61.6 million in the first nine months of 2024, as compared to $79.6 million in the first nine months of 2023. The change was primarily due to an increase in net income, excluding the impact of non-cash items, partially offset by an increase in cash used for working capital of $113.1 million.
Cash flows used for investing activities were $151.7 million in the first nine months of 2024, as compared to $93.9 million in the first nine months of 2023. The change was primarily due to higher capital expenditures of $39.4 million, due to the purchase of an office building for approximately $59 million in July 2024, and lower proceeds from foreign currency forward exchange contracts of $18.4 million in the first nine months of 2024.
Cash flows used for financing activities were $314.2 million in the first nine months of 2024, as compared to $119.5 million in the first nine months of 2023. The change was primarily due to $158.4 million of higher share repurchases in the first nine months of 2024 as compared to the first nine months of 2023.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $537.8 million to $723.5 million at September 30, 2024 from $1.26 billion at December 31, 2023, primarily due to share repurchases of $268.3 million, capital expenditures of $156.9 million, and cash flows used for operating activities of $61.6 million during the nine months ended September 30, 2024. Mattel's cash and equivalents increased $267.8 million to $723.5 million at September 30, 2024 from $455.7 million at September 30, 2023, primarily due to cash flows generated from operating activities of $887.8 million during the trailing twelve months, partially offset by $361.5 million of share repurchases and $199.7 million of capital expenditures during the trailing twelve months.
Accounts receivable increased $395.5 million to $1.48 billion at September 30, 2024 from $1.08 billion at December 31, 2023, primarily due to the seasonality of Mattel's business. Accounts receivable decreased by $93.7 million to $1.48 billion at September 30, 2024 from $1.57 billion at September 30, 2023, primarily due to lower sales in the third quarter of 2024 as compared to the third quarter of 2023.
Inventories increased $165.6 million to $737.2 million at September 30, 2024 from $571.6 million at December 31, 2023, primarily due to seasonal inventory build. Inventories decreased $53.3 million to $737.2 million at September 30, 2024 from $790.5 million at September 30, 2023, primarily due to continued inventory management efforts.
Prepaid expenses and other current assets increased $34.8 million to $242.3 million at September 30, 2024 from $207.5 million at December 31, 2023, which included increases in prepaid royalties of $13.2 million, other current assets of $13.0 million and prepaid value added taxes of $11.2 million. Prepaid expenses and other current assets increased $17.5 million to $242.3 million at September 30, 2024 from $224.8 million at September 30, 2023, which included increases in prepaid royalties of $14.2 million and other current assets of $13.4 million, partially offset by a decrease in derivative receivables of $10.4 million.
Accounts payable and accrued liabilities decreased $66.2 million to $1.24 billion at September 30, 2024 from $1.31 billion at December 31, 2023, due to seasonal declines in expenditure levels and the timing of incentive compensation payments. Accounts payable and accrued liabilities were $1.24 billion at September 30, 2024, relatively flat as compared to $1.25 billion at September 30, 2023.

A summary of Mattel's capitalization is as follows:

	September 30, 2024		September 30, 2023		December 31, 2023
	(In millions, except percentage information)
Cash and equivalents	$723.5		$455.7		$1,261.4

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(16.7)		(21.1)		(20.0)
Total debt	2,333.3	50%	2,328.9	53%	2,330.0	52%
Stockholders' equity	2,312.9	50	2,035.5	47	2,149.2	48
Total capitalization (debt plus equity)	$4,646.2	100%	$4,364.4	100%	$4,479.2	100%
Total debt was $2.33 billion at each of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.
Stockholders' equity increased $163.7 million to $2.31 billion at September 30, 2024 from $2.15 billion at December 31, 2023, primarily due to net income of $401.0 million and the net effect of share-based compensation and the related issuance of treasury stock of $44.1 million, partially offset by share repurchases of $268.3 million during the first nine months of 2024. Stockholders' equity increased $277.5 million to $2.31 billion at September 30, 2024 from $2.04 billion at September 30, 2023, primarily due to net income of $548.3 million and the net effect of share-based compensation and the related issuance of treasury stock of $74.5 million during the trailing twelve months, partially offset by share repurchases of $361.5 million during the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2023 Annual Report on Form 10-K and did not materially change during the first nine months of 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. The Euro, Chinese yuan, and Mexican peso were the primary currencies that caused foreign currency transaction exposure for Mattel during the first nine months of 2024. Mattel seeks to mitigate its foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the nine months ended September 30, 2024 were related to its net investments in entities having functional currencies denominated in the Mexican peso, British pound sterling and Brazilian real.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures are not effective as of September 30, 2024 due to a material weakness in Mattel's internal control over financial reporting, which is more fully described in Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 "Financial Statements and Supplementary Data" in the 2023 Annual Report on Form 10-K.
Remediation Plan
Management is in the process of implementing its remediation plan to address the material weakness, which includes the adoption of new program change management controls, and the design of new user access provisioning and review controls. During the quarter ended September 30, 2024, management implemented newly designed program change management controls. Additional time is required to test the operating effectiveness of these controls and to complete the design, implementation, and testing of the user access provisioning and review controls to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2024, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the third quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1-31	5,677	$19.28	—	$800,014,073
August 1-31	3,733,131	19.10	3,574,595	731,693,173
September 1-30	53,845	19.04	—	731,693,173
Total	3,792,653	$19.10	3,574,595	$731,693,173
 ____________________________________
(a)The total number of shares purchased includes 218,058 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. As of September 30, 2024, Mattel had a remaining authorization of $731.7 million under the program. Repurchases under the share repurchase program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.	10-Q	001-05647	4.0	August 3, 2007
10.1	Revolving Credit Agreement, dated as of July 15, 2024, among Mattel, as the borrower, Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto	8-K	001-05647	10.1	July 16, 2024
10.2+	Form of Grant Agreement for Performance-Based Restricted Stock Units for Ynon Kreiz under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan	8-K	001-05647	10.1	September 13, 2024
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: October 29, 2024