Form 10-K
period 2024-12-31
MATTEL INC /DE/
filed 2025-02-26
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,525,716,222 based upon the closing market price as of the close of business June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter.
Number of shares outstanding of registrant's common stock, $1.00 par value, as of February 6, 2025: 330.2 million shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2025 Proxy Statement, to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the closing of the registrant's fiscal year (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)

Mattel cautions investors that this Annual Report on Form 10-K includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors or combination of factors, many of which are beyond Mattel's control, may cause actual future results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products in a timely and cost-effective manner; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs, or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) tariffs, trade restrictions, or trade barriers, which depending on the effective date and duration of such measures, changes in the amount, scope, and nature of such measures in the future, any countermeasures that the target countries may take, and any mitigating actions that may become available, could increase Mattel's product costs and other costs of doing business, and other changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, trade policies, product safety, or sustainability, which may also increase Mattel's product costs and other costs of doing business, and in each case reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the Russia-Ukraine war and geopolitical developments in the Middle East) or terrorist activities, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence, non-fungible tokens, and cryptocurrency; (xxii) an inability to remediate the material weakness in Mattel's internal control over financial reporting, or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal control; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors." Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

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
Dolls—including brands such as Barbie, American Girl, Disney Princess, Disney Frozen, Monster High, and Polly Pocket. Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential of every girl by showing them that they can be anything. Monster High, a character-driven franchise, engages fans of all ages, encouraging them to be their authentic selves and celebrate what makes them unique. American Girl, with an extensive portfolio of dolls and accessories, content, gaming, and lifestyle products, is best known for imparting valuable life lessons that instill confidence through its inspiring dolls and books, featuring characters from past and present.
Infant, Toddler, and Preschool—including brands such as Fisher-Price (including Little People and Fisher-Price Wood), Imaginext, and Thomas & Friends. As a leader in play and child development, Fisher-Price is dedicated to giving families the best possible start to life by making the most fun, enriching products for infants, toddlers, and preschoolers. Thomas & Friends is an award-winning preschool train brand franchise that lays the tracks to inspire, entertain, and develop young train fans through toys, content, live events, and other consumer products.
In the first quarter of 2024, Mattel further divided its Infant, Toddler, and Preschool category into three subcategories. The first subcategory is Fisher-Price, the power brand, which includes the core Infant, Little People, and Newborn product lines, as well as the recently launched Fisher-Price Wood product line. The second subcategory is Preschool Entertainment, which includes owned IP such as Thomas & Friends and Barney, Mattel's character based Imaginext line, and partner entertainment brands. The third subcategory is Baby Gear and Power Wheels, in which Mattel is strategically out-licensing or exiting certain product lines.
Vehicles—including brands such as Hot Wheels (including Hot Wheels Monster Trucks and Hot Wheels RC), Matchbox, and Cars (Disney Pixar). In production for over 50 years, Hot Wheels continues to push the limits of performance and design, and ignites and nurtures the challenger spirit of kids, adults, and collectors. From die-cast vehicles to tracks, playsets, and accessories, the Mattel Vehicles portfolio has broad appeal that engages and excites fans of all ages.
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
Business Segments
In the first quarter of 2024, Mattel implemented an organizational change integrating the American Girl business into Mattel's North America commercial organization, which resulted in a change to Mattel's operating and reportable segments. Mattel's new reportable segments are: (i) North America and (ii) International. The prior period amounts have been reclassified to conform to the current period presentation. The North America and International segments sell products across Mattel's categories, although some products are developed and adapted for particular international markets, and American Girl products are sold only in North America.

For additional information on Mattel's worldwide gross billings by brand category, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."
North America Segment
The North America segment markets and sells toys and consumer products in the United States and Canada across all of Mattel's categories.
Dolls
Barbie continues to deliver innovation, purpose-driven marketing campaigns, and engaging toys connected to a strong system of play. Barbie has broad product offerings, with product lines designed to appeal to children of multiple age groups, complemented by a Barbie Signature line with high-quality dolls that appeal to fans of all ages. In 2025, Barbie will continue to inspire multi-generational fans by delivering new products and captivating experiences through the year-long Limitless Possibilities marketing campaign, which Mattel expects will further amplify the franchise's impact globally.
Mattel is also excited to build upon its strong partnerships with Disney for the Disney Princess and Disney Frozen product lines. Monster High will look to build upon the success of its global re-launch, including planned new content and product offerings.
American Girl is a direct marketer, retailer, and children's publisher dedicated to its mission to help girls grow up with courage, confidence, and strength of character. In 2025, American Girl looks to build on its momentum from 2024 with quality product drops, multiplatform content launches, immersive omnichannel experiences, and new promotional campaigns geared towards kids, shoppers, and adult fans.
Infant, Toddler, and Preschool
In 2025, Fisher-Price will continue its focus on engaging consumers as a trusted partner for families with infants, toddlers and preschoolers, and remain dedicated to giving families the best possible start to life. Consumer-centric innovation will continue to drive new product offerings across the portfolio. Fisher-Price Wood will continue to expand globally, leveraging popular themes and trend-based aesthetics, while Little People will look to build on its strong momentum with the expansion of the Little People Core line and Little People Collector line. Thomas & Friends will be celebrating its 80th anniversary with numerous activations throughout the year and also launch exciting new products with classic characters and train play.
Vehicles
In 2025, industry leader Hot Wheels expects to continue its strong momentum as a multigenerational franchise with consumer interest that remains at historic highs. Hot Wheels product offerings are expected to excite consumers with innovation in both die-cast vehicles and tracks and playsets. These offerings will be supported by the animated children's series on Netflix, Hot Wheels Let's Race, and the new exciting partnership with Formula 1, bringing fans of the sport a full range of Hot Wheels products. Hot Wheels also seeks to further expand die-cast vehicle distribution, targeting fans of all ages.
Die-cast pioneer Matchbox expects to continue to bring exciting new products to market, including new sustainable die-cast products and toys tied to the theatrical release of NBCUniversal's Jurassic World: Rebirth.
Mattel will continue to partner with Disney Pixar for Cars to drive innovation, including fresh new product offerings to support key promotional events in 2025.
Action Figures, Building Sets, Games, and Other
Mattel Action Figures will continue to collaborate with key licensor partners, such as Disney Pixar, Microsoft, NBCUniversal, and WWE to bring innovative products to the global marketplace. Mattel's 2025 Action Figures product lines will include toys tied to theatrical releases for NBCUniversal's Jurassic World: Rebirth and Microsoft's Minecraft (Minecraft the Movie), as well as new releases within Masters of the Universe and WWE.
In Building Sets, MEGA inspires creativity through authentic building experiences for builders of all ages and fans of global franchises. Partnerships with some of the world's top franchises, including Pokémon, invite consumers to try MEGA building sets, while innovative building play, authentic details, compatible quality, and accessible value encourages consumers to stay in the MEGA building set collection. Parents of preschoolers can continue to discover how the MEGA Bloks preschool building system enhances playtime and early childhood development beyond the Big Building Bag.

Mattel Games consists of some of the most beloved Games IP in the world including UNO, Pictionary, Skip-Bo, Phase-10, Blokus, and many others. Mattel will focus on its expansion of Games into its direct-to-consumer business, collectability, and innovation. Additionally, Mattel expects to introduce new game extensions and partnerships that celebrate pop culture.
International Segment
Products marketed and sold by the International segment are generally the same as those marketed and sold by the North America segment, although some are developed or adapted for particular international markets. Mattel's products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. No individual country within the International segment exceeded 7% of worldwide consolidated net sales during 2024.
Competition and Industry Background
Mattel is a worldwide leader in the manufacture, marketing, and sale of toys, games, and other products related to play, entertainment, learning, and development. Competition in the toy industry is based primarily on quality, play value, brands, and price. Mattel offers a wide range of products for children, fans of all ages, and families that include, among others, toys for infants, toddlers, and preschoolers, toys for school-aged children, dolls, vehicles, action figures, building sets, games, including digital, puzzles, plush, educational toys, technology-related products, media-driven products, and fashion-related items. The North America segment competes with several large toy companies, including Hasbro, Jazwares, LEGO, the Pokémon Company, Spin Master, many smaller toy companies, and manufacturers of digital games and consumer electronics. The North America segment also includes American Girl products which compete with companies that manufacture dolls and accessories, and with children's book publishers and retailers. The International segment competes with global toy companies including Hasbro, Jazwares, LEGO, the Pokémon Company, Spin Master, other national and regional toy companies, and manufacturers of digital games and consumer electronics. Foreign regions may include competitors that are strong in a particular toy line or geographical area but do not compete with Mattel or other international toy companies worldwide.
There is increasing competition among the above companies due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing toys at younger ages, an increasing use of more sophisticated technology in toys, including machine learning and artificial intelligence ("AI"), and an evolving path to purchase for consumers. In addition, Mattel competes with companies that sell non-toy products, such as electronic consumer products, digital games, as well as content and other entertainment companies. Competition continues to be heavily influenced by the fact that a small number of retailers account for a large portion of all toy sales, allocate the shelf space from which toys are viewed, and have direct contact with parents and children through in-store and online purchases. Such retailers can and do promote their own private-label toys, facilitate the sale of competitors' toys, showcase toys online based on proprietary algorithms, and allocate shelf space to one type of toy over another. Online distributors are able to promote a wide variety of toys and represent a wide variety of toy manufacturers.
Seasonality
Mattel's business is highly seasonal, with consumers making a large percentage of all toy purchases during the traditional holiday season. A significant portion of retailer purchasing typically occurs in the third and fourth quarters of the year in anticipation of holiday buying. These seasonal purchasing patterns and requisite production lead times create risk to Mattel's business associated with the underproduction of popular toys and the overproduction of less popular toys that do not match consumer demand. The seasonality of Mattel's business increases the risk that Mattel may not be able to meet demand for certain products at peak demand times or that Mattel's own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. In addition, this seasonality may cause Mattel's sales to vary significantly from period to period.
In anticipation of retail sales during the traditional holiday season, Mattel significantly increases its production in advance of the peak selling period, resulting in a corresponding build-up of inventory levels in the first three quarters of the year. Additionally, seasonal shipping patterns generally result in significant increases in accounts receivable during the third and fourth quarters of the year. The elevated accounts receivable and inventory levels may result in seasonal working capital financing requirements.

Sales
Mattel's products are sold throughout the world. Products within the North America segment include products sold directly to retailers, including omnichannel retailers, discount and free-standing toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates small retail outlets at certain corporate offices as a service to its employees and as an outlet for its products. The North America segment also includes American Girl products and its children's publications, which are sold directly to consumers and select retailers in the United States. Mattel has retail space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in four other cities across the United States for its American Girl boutique stores. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Mattel also has retail outlets in Latin America that serve as outlets for its products. Additionally, Mattel sells certain of its products directly to consumers through its e-commerce platform and various third-party e-commerce channels.
During 2024, Mattel's three largest customers (Walmart at $1.17 billion, Target at $0.68 billion, and Amazon at $0.51 billion) accounted for approximately 44% of worldwide consolidated net sales. During 2023, Mattel's three largest customers (Walmart at $1.13 billion, Target at $0.67 billion, and Amazon at $0.60 billion) accounted for approximately 44% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the United States, none of which exceeded 10% of worldwide consolidated net sales. The customers and the degree of concentration vary depending upon the region or nation. See Part I, Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Information."
License Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel's business and operations.
Mattel has entered into agreements to license entertainment properties, including among others, Disney Consumer Products (including Disney Princess and Disney Frozen, Star Wars, Disney Pixar (including Cars and Toy Story) and certain other Disney films and television properties), NBCUniversal (including Jurassic World, Wicked, and Fast and Furious), Warner Bros. (including DC Universe and Harry Potter), Microsoft (including Minecraft and Halo), WWE, Pokémon, and Paramount (relating to its Nickelodeon properties).
Royalty expense for 2024, 2023, and 2022 was $244.1 million, $249.8 million, and $230.8 million, respectively. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies."
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
Mattel's principal manufacturing facilities are located in China, Indonesia, Malaysia, Mexico, and Thailand. In conjunction with Mattel's cost savings programs, Mattel discontinued production at a plant located in China in 2024 and intends to discontinue production at another plant located in China in 2025. To help avoid disruption of its product supply due to political instability, civil unrest, future pandemics or other health crises, economic instability, changes in government policies or regulations, including tariffs, trade restrictions, or trade barriers, natural and manmade disasters, and other risks, Mattel produces its products in various facilities across multiple countries. Mattel believes that the existing production capacity at its owned and third-party manufacturers' facilities is sufficient to handle expected volume for the foreseeable future.
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
Advertising and Promotion
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
During 2024, 2023, and 2022, Mattel incurred advertising and promotion expenses of $507.3 million (9.4% of net sales), $524.8 million (9.6% of net sales), and $534.3 million (9.8% of net sales), respectively.
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
Mattel's advertising and promotion activities are subject to the Federal Trade Commission Act and the Children's Television Act of 1990 and may also be subject to other rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising, advertising to children, and related activities. In addition, Mattel's web-based products and services and other online and digital communications activity are or may be subject to U.S. and foreign privacy-related regulations, including the U.S. Children's Online Privacy Protection Act of 1998 and the EU General Data Protection Regulation and related national regulations. Privacy-related laws also exist in some U.S. states, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and other state laws that are in effect, or are yet to take effect. Mattel believes that it is in substantial compliance with these laws and regulations.
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
Human Capital
As of December 31, 2024, Mattel had approximately 34,000 employees (including temporary and seasonal employees) working in over 37 countries worldwide to create innovative products and experiences that inspire fans, entertain audiences, and develop children through play. Approximately 29,600 employees (86% of the total workforce) are located outside the United States, with a significant global manufacturing labor workforce of approximately 25,100 employees. The remaining workforce focuses on design, marketing, sales, finance, and other aspects of Mattel's business.
Mattel believes recruiting, developing, and motivating a talented global workforce are important to its long-term growth and success. Through Mattel's focus on employee engagement, equal employment opportunity, training and development, health and safety, and employee well-being, Mattel endeavors to create a supportive and rewarding environment where employees are encouraged to collaborate, innovate, and grow. Mattel's Board of Directors, Compensation Committee, and Governance and Social Responsibility Committee are involved in the oversight of how the company fosters its culture and receive regular updates on Mattel's workforce management.
Mattel was ranked among Forbes 2024 World's Best Employers; named to Fast Company's Most Innovative Companies of 2024 and Best Workplaces for Innovators in 2024; recognized by Newsweek as one of the World's Most Trustworthy Companies of 2024; honored by TIME as one of America's Best Mid-Size Companies of 2024; named to Computerworld's 2024 Best Places to Work in IT; and certified as a Great Place to Work in multiple countries.
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

Employee Development and Well-Being
Mattel believes continuously developing skills and capabilities for the future is essential to operating as an IP-driven, high-performing toy and family entertainment company. Additionally, offering the opportunity for employees to continuously learn and grow their careers at Mattel is a key driver of its employee engagement strategy. Around the globe, employees at all levels participate in a variety of online classes and instructor-led training, including professional development, management development, and technical training.
Mattel is focused on creating a safe and healthy workplace for all of its employees. This is reflected in a comprehensive set of standards and oversight processes that establish Mattel's expectations for responsible working conditions, environmental protections, social compliance, health, and safety in both its own manufacturing facilities and those of its supply chain partners.
Mattel offers several benefits to promote employee well-being, including paid time off, health and welfare insurance options, retirement plans, and basic and supplemental employee life insurance for eligible individuals.
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
Item 1A.    Risk Factors.
If any of the risks, events, and uncertainties described below actually occurs, Mattel's business, financial condition and results of operations could be adversely affected, and such effects could at times be material. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel's business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. These factors are also currently, and in the future may be, amplified by the global economic or geopolitical climate and additional or unforeseen circumstances, developments, or risks. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results or outcomes. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. The risk factors below describe factors, events, or contingencies that could have an adverse effect on Mattel and are not intended as an exhaustive discussion of whether any such factors, events, or contingencies have or have not occurred. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise.
Business Operations
Mattel and its license partners are not always able to successfully identify and/or satisfy consumer preferences, which could cause Mattel's business, financial condition, and results of operations to be adversely affected.

Mattel's business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences are continuously changing and can vary by geographical markets. Product life cycles and consumer preferences continue to be affected by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information is shared. Mattel is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable and can result in short consumer life cycles. Mattel offers a wide range of products for children, fans of all ages, and families that includes, among others, toys for infants, toddlers, and preschoolers, toys for school-aged children, dolls, vehicles, action figures, building sets, games, including digital, puzzles, plush, educational toys, technology-related products, media-driven products, and fashion-related items. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers, and sellers of such products, consumer electronics, such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel's market position is always at risk. Mattel's ability to maintain or increase its current product sales, or establish product sales with new, innovative toys, depends on Mattel's ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, the phenomenon of children outgrowing traditional toys at younger ages, an increasing use of more sophisticated technology in toys, including machine learning and AI, and an evolving path to purchase.
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
Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with Mattel's products. In addition, competition for access to entertainment properties has lessened, and may in the future continue to lessen, Mattel's ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel on beneficial terms, if at all, or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments to obtain or retain these licenses. As a licensee of entertainment properties, Mattel has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy industry and entertainment industry are low and the increasing prevalence of digital media has further increased the ability for new participants to enter Mattel's markets, and broadened the array of companies Mattel competes with. New market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products in a very short period of time. Reduced demand for Mattel's brands, products, and product lines as a result of these factors may adversely affect Mattel's business, financial condition, and results of operations.
Inaccurately anticipating changes and trends in popular culture, media, fashion, or technology can adversely affect Mattel's sales, financial condition, and results of operations.
Successful movies, television programs, digital games, and characters in children's literature affect play preferences, and many products depend on media-based IP licenses including trademarks, trade names, copyrights, patents, trade secrets, and rights under IP license agreements and other agreements with third parties. Media-based licenses can cause a line of toys or other products to gain immediate success among children, parents, or families. Trends in media, and children's characters change swiftly and contribute to the transience and uncertainty of play preferences. Mattel attempts to respond to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis.

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
Mattel expects that children will continue to be interested in product offerings incorporating sophisticated technology, such as digital games, consumer electronics, and social and digital media, at increasingly younger ages. As Mattel introduces more sophisticated technology products, such products tend to have higher design, development, and production costs, follow longer timelines, and require different competencies compared to Mattel's more traditional toys and games. The pace of change in product offerings and consumer tastes for sophisticated technology products is potentially even greater than for Mattel's more traditional products, and consequently the window for consumer interest in such products may be shorter than for traditional toys and games.
The entertainment industry continues to experience frequent change driven by technological development and audience viewing preferences, including developments with respect to the formats through which films, television programming, and other episodic content are delivered to consumers, and the scale and scope of these changes have accelerated in recent years, with consumers continuing to increase their access to television, film, and other episodic content on streaming and digital content networks.
These changes, as well as other trends in the industry, have caused significant disruption to the retail distribution of entertainment offerings and have caused, and could in the future cause, a negative impact on sales of Mattel's products and other forms of monetization of content, especially those that are reliant on box office success. Mattel may lose opportunities to capitalize on changing market dynamics, technological innovations or consumer tastes if it does not adapt to such changes in a timely manner. The overall effect that technological development and new digital distribution platforms have on the revenue and profits Mattel derives from its entertainment content, including from product sales associated with such content, and the additional costs associated with changing markets, media platforms, and technologies, is unpredictable. If Mattel fails to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, Mattel's business, financial condition, and results of operations could be adversely affected.
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
Mattel's products are marketed worldwide through a wide spectrum of advertising, marketing, and promotional programs, including the use of digital and social media to reach consumers. Mattel's ability to sell products is dependent in part upon the success of these programs. As such, Mattel's business, financial condition, and results of operations could be adversely affected by its failure to successfully market its products or by an increase in its advertising, marketing, or promotional costs.
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

In addition, as a result of the seasonal nature of Mattel's business, Mattel may be adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as pandemics or other public health crises, terrorist attacks, economic shocks, severe weather due to climate change or otherwise, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by other events, such as strikes, disruptions in transportation, port delays, regional conflict, tariffs, trade restrictions, or trade barriers, and geopolitical and macro-economic factors, including high inflation and high interest rates, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.
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
A small number of customers account for a large share of Mattel's worldwide consolidated net sales. In 2024, Mattel's three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 44% of worldwide consolidated net sales (Walmart at $1.17 billion, Target at $0.68 billion, and Amazon at $0.51 billion) and its ten largest customers, in the aggregate, accounted for approximately 51% of net sales. This concentration exposes Mattel to risk of a material adverse effect if one or more of Mattel's large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, redeploy their retail floor space to other product categories, alter the manner in which they promote Mattel's products or the resources they devote to promoting and selling Mattel's products, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer reducing its overall purchases of Mattel's products, reducing the number and variety of Mattel's products that it carries, and the shelf space allotted for Mattel's products, or otherwise seeking to materially change the terms of the business relationship at any time could adversely affect Mattel's business, financial condition, and results of operations.
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
Market Conditions
The deterioration of global or regional economic conditions could adversely affect Mattel's business, financial condition, and results of operations.
Mattel designs, manufactures, and markets a wide variety of products worldwide through sales to retailer customers and directly to consumers. Mattel's performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers' discretionary purchases of toy and entertainment products are often impacted by a number of factors beyond Mattel's control, including, inflation, job losses, foreclosures, bankruptcies, reduced access to credit, interest rates, tax rates, investment losses, lower consumer confidence, and other macro-economic factors that affect consumer spending behavior. These or other factors can reduce the amount that consumers spend on the purchase of Mattel's products. Deterioration of global or regional economic conditions have at times adversely affected Mattel's business, financial condition, and results of operations. Unfavorable economic conditions can also impair the ability of those with whom Mattel does business to satisfy their obligations to us. Future deterioration of global or regional economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel's liquidity and capital resources, including increasing Mattel's cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel's business, financial condition, and results of operations.

In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times, Mattel may need to increase promotional spending or take other steps to encourage retailer and consumer purchases of its products. Those steps may increase costs and/or decrease profit margins and are not always successful. During periods of increased inflation, such as Mattel is currently facing, Mattel has increased prices of certain products, and may in the future need to increase prices further in order to cover increased costs of goods sold, which may reduce demand for products. There can be no guarantee that Mattel will be able to successfully increase prices in the future or that the price increases Mattel has already taken will offset the entirety of additional costs it has incurred and may incur in the future. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macro-economic conditions and market disruptions, may also increase costs and/or decrease profit margins.
Significant increases in the price of commodities, transportation, or labor, if not offset by declines in other input costs, or a reduction or interruption in the delivery of raw materials, components, and finished products from Mattel's vendors, could adversely affect Mattel's business, financial condition, and results of operations.
Cost increases, whether resulting from rising costs of materials, transportation, services, labor, or compliance with existing or future regulatory requirements, including tariffs, trade restrictions, or trade barriers, impact the profit margins realized by Mattel on the sale of its products. Because of market conditions, timing of pricing decisions, and other factors, there can be no assurance that Mattel will be able to offset any of these increased costs by adjusting the prices of its products. Increases in prices of Mattel's products may not be sustainable and could result in lower sales. Mattel's ability to meet customer demand depends, in part, on its ability to obtain timely and adequate delivery of materials, parts, and components from its suppliers and internal manufacturing capacity. Mattel has experienced shortages in the past, including shortages of raw materials and components. Additionally, as Mattel cannot guarantee the stability of its major suppliers, major suppliers may stop manufacturing components at any time with little or no notice. If Mattel is required to use alternative sources, it may be required to redesign some aspects of the affected products, which may involve delays and additional expense. Reductions or interruptions in supplies or in the delivery of finished products, whether resulting from more stringent regulatory requirements, disruptions in transportation, port delays, labor strikes or disputes, lockouts, loss or impairment of key manufacturing facilities, discontinuity or disruptions in information technology systems, changes in trade policy, including the imposition of tariffs, trade restrictions, or trade barriers, an outbreak of disease or a severe public health crisis, natural disasters, including severe weather due to climate change or otherwise, the occurrence or threat of wars or other conflicts, or a significant increase in the price of one or more supplies (or an inability to procure sufficient supplies), such as fuel or resin (which is an oil-based product used in plastics), or otherwise, have at times adversely affected and could in the future adversely affect Mattel's business, financial condition, and results of operations.
Significant changes in currency exchange rates or the ability to transfer capital across borders could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel operates facilities and sells products in numerous countries outside the United States. During 2024, Mattel's International segment net sales were 41% of Mattel's total consolidated net sales. Furthermore, Mattel's net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Significant inflation in economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel's profitability. Mattel's efforts to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange contracts may ultimately be unsuccessful. Government action may restrict Mattel's ability to transfer capital across borders, such as currency control regulations in China, and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel's ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have an adverse effect on Mattel's business, financial condition, and results of operations.
An increasing portion of Mattel's business may come from new and emerging markets, and growing business in new and emerging markets presents additional challenges.
An increasing portion of Mattel's net revenues may come from new and emerging markets, including China and India. Operating in new and emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new and emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which are often quite different from those in the United States; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, trade restrictions, trade barriers, quotas, or other protectionist measures.
Failure to properly manage these risks could adversely affect Mattel's business, financial condition, and results of operations.
Disruptions due to political instability, civil unrest, the threat or occurrence of war or terrorist activities, pandemics or other public health crises, or earthquakes or other natural disasters out of Mattel's control and actions taken by governments, businesses, and individuals in response to such events could adversely affect Mattel's business, financial condition, and results of operations.
Mattel's business and operations could be materially and adversely affected by political instability, civil unrest, the threat or occurrence of war or terrorist activities, pandemics or other public health crises, earthquakes, natural disasters, and other natural or man-made economic, political, or environmental disruptions. Disruptions, and government responses to any disruption, could adversely affect Mattel's business, financial condition, and results of operations and may vary based on the length and severity of the disruption. For example, the COVID-19 pandemic and the actions taken by governments, businesses, and individuals in response thereto affected how Mattel and its suppliers and partners operated their businesses, caused supply chain disruption and retail store closures, and adversely affected Mattel's operating results.
Mattel owns, operates, and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Indonesia, Malaysia, Vietnam and Thailand, and in Mexico. Risks from political instability, civil unrest, the threat or occurrence of war or terrorist activities, and other geopolitical or macro-economic conditions exist in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. In addition, Mattel has significant operations near major earthquake faults, including its corporate headquarters in El Segundo, California. A catastrophic event where Mattel has important operations, such as an earthquake, tsunami, flood, typhoon, fire or wildfire, power outage, or other natural or manmade disaster, including as a result of climate change, could disrupt Mattel's operations or those of its business partners and impair production or distribution of its products, damage inventory, interrupt critical functions, or otherwise affect its business negatively.
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
The occurrence of war or hostilities between countries or threat of terrorist activities, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions. For example, the global economy has been negatively impacted as a result of the Russia-Ukraine war as well as the conflict in the Middle East, and Mattel's operations in Russia have experienced significant disruption. Mattel has paused all shipments into Russia and expects, for the foreseeable future, decreased revenues compared with those prior to the war from Russia and Ukraine.
Political developments, including trade relations, and/or trade actions could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Mattel's business is worldwide in scope, and political instability, civil unrest, the deterioration of the political, economic, or social situation in a country in which Mattel has significant sales or operations, or the breakdown of trade relations between the United States and a foreign country in which Mattel has significant manufacturing facilities or other operations, could adversely affect Mattel's business, financial condition, and results of operations. A change in trade status between the United States and a foreign country could result in a substantial increase in the import duty of toys manufactured in that foreign country and imported into the United States. For example, the United States has implemented certain trade actions directed at China, including imposing increased tariffs on certain goods imported into the United States from China, which has resulted in retaliatory tariffs by China. China has also implemented various trade actions directed at the United States. Further trade actions by the United States or China, or trade actions by or directed toward other countries, such as Mexico or Canada, could result in diverting more production to, or sourcing from, countries other than China or Mexico, could raise the cost of Mattel products in those markets, and could cause customers in those markets to seek domestic or non-U.S. sources for products that Mattel sells, or to be pressured or incentivized by foreign governments not to purchase goods of U.S. companies, all of which could harm Mattel's future sales in these those markets, adversely affecting Mattel's business, financial condition, and results of operations.
In addition, the United States, United Kingdom, and European Union, among other jurisdictions, have each imposed export controls, as well as financial and economic sanctions, currency controls, and other trade actions, on certain products, technologies, industry sectors, and parties in Russia and Belarus as a result of the Russia-Ukraine war, which have resulted and could further result in retaliatory measures and actions by Russia. Any increased trade barriers or restrictions on global trade imposed by the United States, whether toward China, Russia, or other countries, or further retaliatory trade measures or currency controls taken by China, Russia, or other countries in response, could further adversely affect Mattel's business, financial condition, and results of operations.
Evolving stakeholder expectations, regulatory requirements, and increasing scrutiny relating to sustainability matters including with respect to climate change, could expose Mattel to potential liabilities, increase costs, cause reputational harm, and cause other adverse impacts to Mattel's business.
Mattel's business is susceptible to financial, operational, and reputational risks associated with the effects of global climate change. Mattel's operations may be vulnerable to the adverse effects of climate change, which are predicted to increase the frequency and severity of weather events and other natural cycles such as wildfires, heatwaves, storms, floods, and droughts. The effects of climate change may cause disruptions to Mattel's operations, including by disrupting its supply chain and the productivity of its third-party manufacturers, increasing Mattel's production costs, imposing capacity restraints, and impacting the types of products that consumers purchase, all of which may cause Mattel to suffer losses and additional costs to maintain or resume operations. Mattel may also be subject to decreased availability or less favorable pricing for certain commodities that are necessary for Mattel's products.
In addition, Mattel expects to incur capital expenditures, compliance costs, and other costs to comply with increasingly stringent sustainability laws, compliance reporting, and enforcement policies, including those related to the environment. Foreign, federal, state, and local governments have and may in the future focus on enacting laws and regulations regarding the management of, or disclosure regarding, sustainability matters, such as, among other topics, climate change and the regulation of greenhouse gas (“GHG”) emissions, energy use, sustainability claims and labeling requirements, responsible sourcing, and the recyclability or recoverability of packaging and products. For example, in October 2023, California enacted legislation addressing the disclosure of GHG emissions, climate-related risks, certain environmental claims, and the use or sale of voluntary carbon offsets. Federal agencies, such as the Securities and Exchange Commission and other U.S. agencies, have at times in the past increased their focus on climate, human capital, or other sustainability-related disclosures, claims, and practices. Global efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global sustainability issues. Further, the EU has passed a variety of sustainability-related directives and regulations in recent years as part of its Green Deal, such as the Corporate Sustainability Reporting Directive, which will require sustainability reporting across a broad range of sustainability topics for both EU and non-EU companies, and the Corporation Sustainability Due Diligence Directive, which will require both EU and non-EU companies to take certain steps to address human rights- and climate-related risks and impacts. Compliance with this evolving legislative and regulatory landscape will require management’s time and resources, impose increased costs, and could result in operational disruptions. Further, Mattel’s failure to comply with sustainability-related laws and regulations could lead to government enforcement actions, penalties, litigation, and/or reputational harm.
A variety of Mattel's stakeholders, including regulators, investors, advisory firms, rating agencies, and customers, are establishing laws, regulations, expectations, and/or assessments reflecting their varied and evolving expectations on corporate practices, including transparency, due diligence, and reporting related to sustainability matters, such as climate change, plastic use, human rights and/or labor standards, responsible sourcing, the recyclability or recoverability of packaging and products, human capital management, product safety and quality, and other sustainability matters. In particular, customers and consumers may continue to put a premium on purchasing products that are sustainably manufactured and packaged, and Mattel may need to incur additional costs in order to effectively source materials that are more sustainable. As Mattel's sustainability practices, stakeholder expectations, and voluntary and regulatory sustainability disclosure standards and policies continue to evolve, Mattel has developed, and may further develop, sustainability-related goals and disclosures in these areas. Current sustainability goals are based on Mattel management's current assumptions related to scientific or technological developments, carbon markets, and other matters that are subject to change in the future and which may be outside of Mattel's control, as well as standards for measuring progress that are still developing and subject to a number of significant risks and uncertainties. Mattel's efforts to be responsive to climate change, including to reduce its carbon footprint, and other sustainability matters, cannot provide assurance that Mattel will successfully achieve its sustainability goals, that related costs may not be higher than expected, that proposed regulation or deregulation related to climate change and other sustainability matters will not be more aggressive than Mattel's measures and result in higher costs (or require additional resources), or that any investments Mattel makes in furtherance of achieving such goals will meet expectations for all stakeholders or any applicable binding or non-

binding standards, any one of which could have an adverse effect on Mattel's financial condition, results of operations, reputation, or stock price. In addition, Mattel's efforts on these topics may harm its reputation or competitive position and negatively impact its ability to retain existing or attract new employees, customers, and business relationships. Further, being associated with activities by business partners or other affiliates that have or are perceived to have individual or cumulative adverse impacts on the climate, human rights, or other sustainability matters could negatively affect Mattel's reputation and impose additional costs.
Climate and other sustainability-related litigation has increased in recent years, such as claims involving the failure of organizations to mitigate their negative impacts on climate change, the failure of organizations to adapt to climate change, the insufficiency or inaccuracy of disclosure around climate or other sustainability-related risks, the failure to meet stated sustainability-related goals, or the failure to adequately meet standards regarding human rights and/or labor conditions. If Mattel's sustainability practices do not or are perceived to not meet or align with investor or other stakeholder expectations and standards (which are continually evolving and may disagree with or emphasize different priorities than the ones Mattel chooses to focus on), or if Mattel fails to achieve, is perceived to have failed to achieve or been delayed in achieving, its sustainability goals, it could negatively affect consumer or customer preference for Mattel's products, as well as expose Mattel to reputational harm or litigation.
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
Goodwill accounts for a significant amount of Mattel's assets. Mattel tests its goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units. Declines in profitability of Mattel's reporting units may impact the fair value of its reporting units, which could result in an impairment of its goodwill, adversely affecting its results of operations. For more information, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Goodwill" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 3 to the Consolidated Financial Statements—Goodwill and Intangible Assets, Net."
Mattel's stock price has been volatile over the past several years and could decline in the future, resulting in losses for Mattel's investors.
All the factors discussed in this section or any other material announcements or events can affect Mattel's stock price. In addition, quarterly fluctuations in Mattel's operating results, changes in investor and analyst perception of Mattel's business risks and conditions of its business, Mattel's ability to meet earnings estimates and other performance expectations of financial analysts or investors, unfavorable commentary or downgrades of Mattel's stock by research analysts, fluctuations in the stock prices of Mattel's peer companies or in stock markets in general, and general economic or political conditions can also cause the price of Mattel's stock to change. A significant drop in the price of Mattel's stock would expose Mattel to the risk of securities class action lawsuits, which could result in substantial costs and divert management's attention and resources, with the potential to adversely affect Mattel's business. For example, Mattel and certain other defendants have been party to certain class actions and certain derivative actions. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies—Litigation."
Mattel identified a material weakness in its internal control over financial reporting which, if not remediated appropriately or timely, could affect Mattel's ability to record, process, and report financial information accurately, impair its ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.
Effective internal controls are necessary for Mattel to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part II, Item 9A "Controls and Procedures," Mattel determined that there is a material weakness in its internal control over financial reporting and as a result, its disclosure controls and procedures and internal control over financial reporting are not effective as of December 31, 2024. While Mattel is in the process of implementing its remediation plan to address the material weakness, there can be no assurance that the efforts will fully remediate the material weakness in a timely manner. If Mattel is unable to remediate the material weakness, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, Mattel's ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject Mattel to civil and criminal penalties that could materially and adversely affect Mattel's reputation, financial condition, and operating results. The material weakness, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources and cause Mattel to incur unanticipated costs, and could negatively affect investor confidence in Mattel's financial statements, cause Mattel reputational harm, and raise other risks to its operations.
Legal and Regulatory

Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have an adverse effect on its business, financial condition, and results of operations.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. If Mattel does not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, it could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, shutdowns, or loss of or damage to IP through security breach. Many of these systems are managed by third-party service providers. Mattel relies on such third parties to provide services on a timely and effective basis, but Mattel ultimately does not control their performance. Mattel uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, regulatory compliance, back-office support, and other functions. A small and growing volume of Mattel's consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. In addition, Mattel's distributors, suppliers, and other external business partners utilize their own information technology systems that are subject to similar risks to Mattel as described above. Their failure to perform as expected or as required by contract, or a cyber-attack on them that disrupts their systems, could result in significant disruptions and costs to Mattel's operations or, in the case of third-party service providers, a penetration of Mattel's systems. Mattel and its business partners and third-party service providers collect, process, store, and transmit consumer data, including personal and payment information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security breaches, including breaches of Mattel's business partners' technology and systems, can expose Mattel or its customers to a risk of loss or misuse of such information, which can adversely affect Mattel's operating results, result in regulatory enforcement, other litigation and potential liability for Mattel, and otherwise harm its business. Mattel's ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers.
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
The systems and processes that Mattel has developed to protect personal information and prevent data loss and other security breaches, including systems and processes designed to prevent, detect, and minimize the impact of a security breach at a third-party provider as well as enhancements to the security of Mattel's systems and processes following the July 2020 ransomware attack, do not provide absolute security, and any failure or inadequacy of such systems or processes could have an adverse effect on Mattel's business, financial condition, and results of operations. While Mattel carries cyber and business continuity insurance commensurate with its size and the nature of its operations, there can be no guarantee that costs incurred as a result of cyber events will be covered completely. Remote or hybrid work environments (including for Mattel's employees, customers, sellers, suppliers, vendors, and other third parties) may amplify these security risks or introduce additional security vulnerabilities. Additionally, the prevalence and increasing sophistication of AI may increase the frequency or efficacy of cyberattacks against Mattel.
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
As a global company, Mattel is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection, AI, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, Mattel is or may become subject to a variety of laws and regulations such as the European Union's General Data Protection Regulation ("GDPR"), EU Artificial Intelligence Act ("EU AI Act"), China's Personal Information Protection Law ("PIPL"), California's Consumer Privacy Act ("CCPA"), or the U.S. Children's Online Privacy Protection Act of 1998 ("COPPA") regarding privacy, data protection, AI (including automated decision-making) and data security. These laws and regulations are continuously evolving and developing, creating significant uncertainty as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. For example, the GDPR, which greatly increases the jurisdictional reach of EU law and became effective in May 2018, added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and imposes substantial penalties for non-compliance. The EU AI Act, which was adopted in 2024 and will be implemented in phases beginning 2025 through 2030, imposes certain requirements and limitations on developers and deployers of AI systems designated as "high risk," including in some cases AI systems designed for interaction with children. The requirements will apply to companies based outside the EU but operating on the EU market, and will carry the potential for substantial penalties for non-compliance. China's PIPL imposes additional operational requirements relating to processing personal information and provides for penalties and enforcement mechanisms. China has recently enacted complex and highly restrictive cybersecurity, data localization, and cross border data transfer laws. The CCPA requires covered companies to provide additional disclosures and data rights to data subjects. The California Privacy Rights Act ("CPRA"), which became operative on January 1, 2023, established the California Privacy Protection Agency to enforce Californians' privacy rights under the CCPA. Since the CCPA was enacted, several other states have enacted or are in the process of enacting privacy, data protection, and AI-related laws, which may also impose obligations on companies developing and using AI or automated decision-making technologies.
Mattel's ongoing efforts to comply with the GDPR and other privacy and data protection laws, such as the PIPL, CCPA, CPRA, and COPPA, as well as initiatives to comply with new legal regimes relating to privacy, data protection, and AI, impose significant costs and challenges that are likely to increase over time, including as Mattel introduces sophisticated digital and smart technology products, including products that incorporate AI. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or Mattel's practices. Any failure, or perceived failure, by Mattel or third-party service providers to comply with Mattel's privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on Mattel's operating results and financial condition.
Mattel faces risks related to protecting its proprietary IP and information and is subject to third-party claims that Mattel is infringing on their IP rights, either of which could adversely affect Mattel's business, financial condition, and results of operations.
The value of Mattel's business depends on its ability to protect its IP and information, including its trademarks, trade names, copyrights, patents, trade secrets, and rights under IP license agreements and other agreements with third parties, in the United States and around the world, as well as its customer, employee, and consumer data. From time to time, third parties have challenged, and may in the future try to challenge, Mattel's ownership of its IP in the United States and around the world. Responding to any infringement claim, regardless of its validity, may be costly and time-consuming and may divert management and key personnel from business operations. Findings of infringement on the IP rights of any third party by Mattel, its distributors, its licensors, or its manufacturers may require obtaining a license to use those rights, which may not be obtainable on reasonable terms, if at all.
In addition, Mattel's business is subject to the risk of third parties counterfeiting its products or infringing on its IP rights, and the availability of certain AI tools has facilitated the creation of infringing works based on the unauthorized use of Mattel's IP. The legal landscape for some new technologies, including AI (particularly generative AI), remains uncertain, and development of the law in this area could impact Mattel's ability to protect against potentially infringing uses associated with both the development and use of AI. In addition, the availability of copyright protection and other legal protections for IP generated by certain new technologies, such as generative AI, is uncertain. The steps Mattel has taken may not prevent unauthorized use of its IP, particularly in foreign countries where the laws may not protect its IP as fully as in the United States. Mattel at times resorts to litigation to protect its IP rights, which could result in substantial costs and diversion of resources. Mattel's failure to protect its proprietary IP and information, including with respect to any successful challenge to Mattel's ownership of its IP or significant infringements of its IP, could have an adverse effect on Mattel's business, financial condition, and results of operations.
Mattel has acquired, and may in the future acquire, certain IP from third parties. Declines in the profitability of these acquired brands may impact Mattel's ability to recover the carrying value of the related assets and could result in an impairment charge. Reduction in net earnings caused by impairment charges could harm Mattel's results of operations.
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
Mattel operates in a highly regulated environment in the United States and international markets. U.S. federal, state, and local governmental entities, and foreign governments regulate many aspects of Mattel's business, including its products and the importation and exportation of its products, and these laws and regulations can change frequently. These policies or regulations include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws, and revised tax law interpretations), product safety and other safety standards, duties and tariffs (including international trade laws and regulations, export controls, and economic sanctions), trade restrictions, trade barriers, regulations regarding currency and financial matters, anticorruption standards (such as the U.S. Foreign Corrupt Practices Act), labor and employment, environmental matters, advertising directed toward children, product content, AI, and privacy and data protection, as well as other administrative and regulatory restrictions. In addition, as Mattel enters into new areas of investment, product development, or other business activities, it will have to learn to navigate the regulatory framework surrounding those areas, which may be continuing to develop. For example, Mattel has launched several non-fungible token projects, and its own digital collectibles marketplace. Mattel may continue to make investments involving cryptocurrency and may transact in cryptocurrency, and must comply with applicable regulations, which continue to evolve. The steps Mattel takes to comply with these laws, regulations, and policies do not ensure that Mattel will be in compliance in the future. Compliance with these various laws, regulations, and policies imposes significant costs on Mattel's business, and failure to comply could result in monetary liabilities and other penalties and could also lead to negative media attention, reputational damage, and consumer dissatisfaction, which could have an adverse effect on Mattel's business, financial condition, and results of operations.
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
At December 31, 2024, Mattel had $2.33 billion of indebtedness on a consolidated basis. In addition, Mattel has $1.40 billion of commitments under its revolving credit facility. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Seasonal Financing and Debt."
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
Mattel's credit ratings have fluctuated over time. If Mattel's credit ratings decline, its cost of issuing new debt could increase. Mattel may be hindered from obtaining, or required to incur incremental costs to obtain, additional credit in tight credit markets. Further, Mattel's ability to issue additional debt could be adversely affected by other factors, including market conditions. The interest rate margins, unused line fee, and letter of credit fronting fee under Mattel's revolving credit facility may fluctuate based on Mattel's credit ratings. For example, if Mattel's credit ratings decline, its debt service obligations under its revolving credit facility may increase even if the principal amount borrowed remains the same.
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
Mattel has a $1.00 billion stock repurchase program, under which it is currently authorized to repurchase up to $600 million of its common stock. The stock repurchase program does not obligate Mattel to repurchase any dollar amount or number of shares and may be suspended at any time without prior notice, which could cause the market price of Mattel's common stock to decline. The amount and timing of repurchases under Mattel's share repurchase program, if any, are influenced by many factors and may fluctuate based on Mattel's operating results, cash flows, priorities for the use of cash, the market price of Mattel's common stock, and its possession of potentially material nonpublic information. There is no guarantee as to the exact number of shares to be repurchased by Mattel, if any. Repurchases pursuant to the stock repurchase program could affect Mattel's stock price and increase its volatility. The existence of a stock repurchase program could also cause Mattel's stock price to be higher than it would be in the absence of such a program. Additionally, repurchases under the stock repurchase program utilize Mattel's cash reserves, which could impact its ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of Mattel's common stock may decline below the levels at which it repurchased shares of common stock.
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
As part of its cybersecurity risk management program, Mattel utilizes cybersecurity assessors, consultants, auditors, and other third-parties to assist its internal team with network security, cloud security, endpoint security, identity and access management, data loss prevention, and security information and event management. In addition, Mattel utilizes a variety of third-party technology, information systems, and service providers to help identify, isolate, and mitigate security incidents.
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

Mattel is subject to cybersecurity threats that could have a material adverse impact on its results of operations, financial condition, and liquidity, as further discussed in Item 1A "Risk Factors" under the headings of Legal and Regulatory. Mattel is not aware of having experienced any cybersecurity threats or incidents to date that have materially affected or are reasonably likely to materially affect Mattel, its business strategy, results of operation or financial condition. However, there can be no assurance that Mattel will be able to mitigate negative impacts in the event of future attacks or other cyber incidents.
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
A team led by the CISO implements and maintains systems designed to detect and prevent cybersecurity threats, monitors important developments that may present risk to Mattel and third-party systems, and oversees the results of internal and third-party security reviews. The CISO provides regular updates to Mattel's CTO regarding critical and major severity security incidents involving Mattel systems, security incidents involving third parties that have the potential to impact Mattel's operations or involve sensitive customer, supplier, consumer, or employee data, and mitigation and remediation implemented to address such threats or incidents.
The Audit Committee of the Board of Directors (the "Audit Committee") oversees Mattel's assessment and management of material cybersecurity risks. The CTO reports to the Audit Committee on Mattel's cybersecurity, including material cybersecurity risks and mitigation, at least annually. The CTO reports and escalates cybersecurity incidents to management and the Audit Committee as appropriate.
Item 2.    Properties.
Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 360,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. In 2024, Mattel purchased another building in El Segundo that will serve as its Global Design Center, consisting of approximately 168,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 387,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 607,000 square feet, used by the North America segment and for brand and corporate support functions and a distribution facility in DeForest, Wisconsin, consisting of approximately 350,000 square feet, which is used by the North America segment. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.
Mattel maintains leased offices in the United States, in Arkansas, California, and Minnesota, a leased warehouse in Wisconsin, distribution facilities in California, Pennsylvania, Texas, and in Mississauga, Canada, and retail and related office space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in four other cities across the United States for its American Girl boutique stores, all of which are used by the North America segment. Internationally, Mattel has offices and/or warehouse space in over 30 countries. Mattel leases facilities used by the International segment in various foreign jurisdictions, including China, France, Mexico, and the United Kingdom. Mattel also leases office space and principal manufacturing facilities in China, which support the North America and International segments.
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
Holders of Record
As of February 6, 2025, Mattel had approximately 14,000 holders of record of its common stock.
Dividends
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements —Stockholders' Equity—Dividends."
Recent Sales of Unregistered Equity Securities
During the fourth quarter of 2024, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
During 2024, Mattel repurchased 21.0 million shares of its common stock at a cost of $400.0 million. During 2023, Mattel repurchased 10.4 million shares of its common stock at a cost of $203.0 million. During 2022, Mattel did not repurchase any shares of its common stock.
The following table provides certain information with respect to Mattel's purchases of its common stock during the fourth quarter of 2024:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (In millions)
Period:
October 1 - 31	1,122,377	$19.66	1,119,197	$709.7
November 1 - 30	5,784,466	18.98	5,780,765	600.0
December 1 - 31	1,940	17.79	—	600.0
Total	6,908,783	$19.09	6,899,962	$600.0
(a)The total number of shares purchased includes 8,821 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. As of December 31, 2024, Mattel had a remaining authorization of $600.0 million under the program. Repurchases under the share repurchase program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2019 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return
Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index

250
200
150
100
50
0
Index Value
2019
2020
2021
2022
2023
2024
Period Ending
Mattel, Inc.
S&P 500
S&P 500 Consumer Discretionary

	December 31,
	2019	2020	2021	2022	2023	2024
Cumulative Total Return:
Mattel, Inc.	$100.00	$128.78	$159.11	$131.66	$139.34	$130.85
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
S&P 500 Consumer Discretionary	$100.00	$133.30	$165.87	$104.45	$148.63	$193.43

Item 6.    Reserved.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Amounts shown in millions or billions within this Item 7 may not sum due to rounding.
Mattel has omitted discussion of 2022 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Mattel's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recent Developments
During 2024, Mattel continued to execute its multi-year strategy to grow its IP-driven toy business and expand its entertainment offering, growing profitability, expanding gross margin, and generating strong cash flow.
Mattel's full year net sales declined 1%, which reflects a comparison with the benefits of the Barbie movie in the prior year. Gross margin expanded to 50.8% in 2024 compared to 47.5% in 2023, with benefits from favorable supply chain and other efficiencies, the Optimizing for Profitable Growth program ("OPG program"), lower inventory management costs, cost deflation, and favorable foreign currency exchange and other factors, which more than offset the prior year benefit associated with the Barbie movie. Operating income grew to $694.3 million, an improvement of $132.6 million, and earnings per share in 2024 increased to $1.58, compared to $0.60 in 2023.
Mattel ended the year with a cash balance of $1.39 billion, compared to $1.26 billion in the prior year. Cash increased primarily due to Mattel's cash flows from operations, which were $800.6 million during the year. Cash flows from operations were partially offset by $400.0 million of cash used for share repurchases and capital expenditures, including $58.8 million for the acquisition of a property that will serve as Mattel's new global design center, which will replace a facility that is currently leased.
During 2024, Mattel executed $400.0 million of share repurchases and has a remaining authorization of $600.0 million as of December 31, 2024.

Additionally, in February 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the Optimizing for Growth program ("OFG program") and is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint. The OPG program has targeted annual gross cost savings of $200.0 million between 2024 and 2026. During 2024, Mattel generated approximately $83 million of cost savings under the OPG program.
Mattel is operating in a macro-economic environment that may impact consumer demand. To the extent the macro-economic environment worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" for further discussion regarding potential impacts on Mattel's business.
Results of Operations
Consolidated Results
The following table presents Mattel's consolidated results for 2024 and 2023:

	For the Year Ended				Year/Year Change
	December 31, 2024		December 31, 2023
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$5,379.5		$5,441.2		-1%
Cost of sales	2,645.5	49.2%	2,857.5	52.5%	-7%	(330)
Gross profit	2,734.1	50.8%	2,583.7	47.5%	6%	330
Advertising and promotion expenses	507.3	9.4%	524.8	9.6%	-3%	(20)
Other selling and administrative expenses	1,532.5	28.5%	1,497.3	27.5%	2%	100
Operating income	694.3	12.9%	561.7	10.3%	24%	260
Interest expense	118.8	2.2%	123.8	2.3%	-4%	(10)
Interest (income)	(51.5)	-1.0%	(25.2)	-0.5%	104%	(50)
Other non-operating expense (income), net	4.5		(2.3)
Income before income taxes	622.5	11.6%	465.4	8.6%	34%	300
Provision for income taxes	105.6		269.5
(Income) from equity method investments	(24.9)		(18.4)
Net income	$541.8	10.1%	$214.4	3.9%	153%	620
Sales
Net sales in 2024 were $5.38 billion, a decrease of $61.7 million, or 1%, as compared to $5.44 billion in 2023. The decrease in net sales was primarily due to a decrease in gross billings of $68.6 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for 2024 and 2023:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2024	December 31, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$2,200.5	$2,394.2	-8%	-1%
Infant, Toddler, and Preschool	951.3	1,000.8	-5%	-1%
Vehicles	1,791.2	1,641.0	9%	-1%
Action Figures, Building Sets, Games, and Other	1,090.4	1,065.8	2%	-1%
Gross Billings	$6,033.3	$6,101.8	-1%	-1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,350.1	$1,537.8	-12%	-1%
Hot Wheels	1,575.0	1,432.4	10%	-1%
Fisher-Price (a)	700.8	681.5	3%	-1%
Other	2,407.4	2,450.2	-2%	—%
Gross Billings	$6,033.3	$6,101.8	-1%	-1%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings were $6.03 billion in 2024, a decrease of $68.6 million, or 1%, as compared to $6.10 billion in 2023, with an unfavorable impact from changes in currency exchange rates of one percentage point. The decrease in gross billings was due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 8%, due to lower billings of Barbie, which benefited from the Barbie movie in the prior year.
Infant, Toddler, and Preschool gross billings decreased 5%, primarily due to lower billings of Baby Gear and Power Wheels products of 5%, due to the continued strategic exit from certain product lines in Power Wheels and Baby Gear.
Vehicles gross billings increased 9%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 2%, of which 6% was due to higher billings of Games products and 1% was due to higher billings of Action Figures products, partially offset by lower billings of Building Sets products of 2% and lower billings of Other products of 3%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments decreased to $653.7 million in 2024, as compared to $660.6 million in 2023. Sales adjustments as a percentage of net sales were relatively consistent at 12.2% in 2024, as compared to 12.1% in 2023.
Cost of Sales
Cost of sales decreased by $212.0 million, or 7%, to $2.65 billion in 2024 from $2.86 billion in 2023. Within cost of sales, product and other costs decreased by $203.4 million, or 9%, to $2.08 billion in 2024 from $2.28 billion in 2023. Royalty expense decreased by $5.7 million, or 2%, to $244.1 million in 2024 from $249.8 million in 2023. Freight and logistics expenses decreased by $2.9 million, or 1%, to $324.1 million in 2024 from $327.0 million in 2023.

Gross Margin
Gross margin increased to 50.8% in 2024 from 47.5% in 2023. The increase in gross margin was primarily due to favorable supply chain and other efficiencies of 130 basis points, incremental realized savings from the OPG program of 90 basis points, lower inventory management costs of 60 basis points, including lower close-out sales and inventory obsolescence, cost deflation of 50 basis points, and favorable foreign currency exchange and other factors of 90 basis points, partially offset by unfavorable mix of 90 basis points primarily related to the prior year benefit from the Barbie movie.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs; and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales were relatively flat at 9.4% in 2024, compared to 9.6% in 2023.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.53 billion, or 28.5% of net sales, in 2024, an increase of $35.2 million, as compared to $1.50 billion, or 27.5% of net sales, in 2023. The increase in other selling and administrative expenses was primarily due to employee compensation increases and higher incentive compensation of $65.6 million, partially offset by realized savings from cost savings programs of $30.8 million.
Interest Expense
Interest expense was $118.8 million in 2024, a decrease of $5.0 million as compared to $123.8 million in 2023.
Interest Income
Interest income increased by $26.2 million to $51.5 million in 2024 from $25.2 million in 2023, primarily due to higher average invested cash balances in 2024.
Provision for Income Taxes
Mattel's provision for income taxes was $105.6 million in 2024, as compared to a provision for income taxes of $269.5 million in 2023. The decrease in provision for income taxes was the result of the intra-group transfer of certain IP rights in the prior year, resulting in a net tax expense of $161.4 million related to the write-down of certain foreign deferred tax assets and establishment of certain U.S. deferred tax assets. Additionally, in 2024, Mattel recognized a net income tax benefit of $34.8 million related to tax elections filed to amortize certain intangible assets transferred as part of Mattel’s intra-group IP rights transfer and establishment of certain U.S. deferred tax assets, which was offset by higher income tax expense as a result of an increase in income before income taxes.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. Changes in the valuation allowances in 2023 primarily related to changes in the assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes, and currency fluctuations. As of December 31, 2023, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $14 million and $71 million, respectively. Changes in the valuation allowances in 2024 primarily related to changes in assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes. As of December 31, 2024, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $12 million and $85 million, respectively. As of December 31, 2024 and 2023, Mattel has recorded net deferred tax assets of $252.5 million and $243.1 million, respectively.

The Organization for Economic Co-operation and Development ("OECD") reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two rules. Mattel is continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of the legislative changes could impact Mattel's effective tax rate and tax liabilities. When and how these laws and regulations are adopted or enacted by various countries in which Mattel operates could increase tax complexity and uncertainty and may adversely affect Mattel's worldwide effective tax rate, income tax expense and cash flows. Mattel does not expect the provisions that went into effect in 2024 to have a materially adverse impact on its results of operations, financial position, or cash flows.
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
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for 2024 and 2023:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2024	December 31, 2023
	(In millions, except percentage information)
Net Sales	$3,168.1	$3,210.4	-1%	—%
Segment Operating Income	840.0	787.7	7%
Net sales for the North America segment in 2024 were $3.17 billion, a decrease of $42.4 million, or 1%, as compared to $3.21 billion in 2023. The decrease in net sales was primarily due to a decrease in gross billings of $37.9 million.

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2024	December 31, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,280.1	$1,368.0	-6%	—%
Infant, Toddler, and Preschool	583.3	618.6	-6%	—%
Vehicles	860.6	812.4	6%	—%
Action Figures, Building Sets, Games, and Other	670.6	633.5	6%	—%
Gross Billings	$3,394.6	$3,432.5	-1%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$734.9	$840.4	-13%	—%
Hot Wheels	741.3	690.8	7%	—%
Fisher-Price (a)	421.3	404.9	4%	—%
Other	1,497.0	1,496.3	—%	—%
Gross Billings	$3,394.6	$3,432.5	-1%	—%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the North America segment were $3.39 billion in 2024, a decrease of $37.9 million, or 1%, as compared to $3.43 billion in 2023. The decrease in the North America segment gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.

Dolls gross billings decreased 6%, due to lower billings of Barbie, which benefited from the Barbie movie in the prior year.
Infant, Toddler, and Preschool gross billings decreased 6%, due to lower billings of Baby Gear and Power Wheels products.
Vehicles gross billings increased 6%, due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 6%, of which 6% was due to higher billings of Action Figures products and 5% was due to higher billings of Games products, partially offset by lower billings of Building Sets products of 2% and lower billings of Other products of 2%.
Sales adjustments increased to $226.5 million in 2024, as compared to $222.1 million in 2023. Sales adjustments as a percentage of net sales were relatively consistent at 7.1% in 2024 as compared to 6.9% in 2023.
Cost of sales decreased by $121.1 million, or 7%, to $1.60 billion in 2024 from $1.72 billion in 2023, primarily due to a decrease in product and other costs of $115.8 million.
Gross margin increased to 49.4% in 2024 from 46.3% in 2023, primarily due to supply chain and other efficiencies of 210 basis points, incremental realized savings from the OPG program of 90 basis points, lower inventory management costs of 60 basis points, including lower inventory obsolescence and close-out sales, and favorable other factors of 40 basis points, partially offset by unfavorable mix of 90 basis points primarily related to the prior year benefit from the Barbie movie.
North America segment operating income was $840.0 million in 2024, as compared to $787.7 million in 2023, due to higher gross profit of $78.7 million, partially offset by higher other selling and administrative expenses of $33.2 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for 2024 and 2023:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2024	December 31, 2023
	(In millions, except percentage information)
Net Sales	$2,211.5	$2,230.8	-1%	-1%
Segment Operating Income	389.0	299.1	30%
Net sales for the International segment in 2024 were $2.21 billion, a decrease of $19.3 million, or 1%, as compared to $2.23 billion in 2023. The decrease in net sales was due to a decrease in gross billings of $30.6 million, partially offset by a decrease in sales adjustments of $11.3 million.

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2024	December 31, 2023
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$920.4	$1,026.2	-10%	-1%
Infant, Toddler, and Preschool	368.0	382.2	-4%	-2%
Vehicles	930.5	828.6	12%	-2%
Action Figures, Building Sets, Games, and Other	419.8	432.3	-3%	-1%
Gross Billings	$2,638.7	$2,669.4	-1%	-1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$615.2	$697.4	-12%	-1%
Hot Wheels	833.7	741.6	12%	-2%
Fisher-Price (a)	279.5	276.5	1%	-2%
Other	910.3	953.8	-5%	-1%
Gross Billings	$2,638.7	$2,669.4	-1%	-1%
(a) Beginning in the first quarter of 2024, the Fisher-Price power brand was revised to exclude Baby Gear and Imaginext products. Prior period amounts have been reclassified to conform to the current presentation.
Gross billings for the International segment were $2.64 billion in 2024, a decrease of $30.6 million, or 1%, as compared to $2.67 billion in 2023, with an unfavorable impact from changes in currency exchange rates of one percentage point. The decrease in the International segment gross billings was due to lower billings of Dolls, Infant, Toddler, and Preschool, and Action Figures, Building Sets, Games, and Other products, partially offset by higher billings of Vehicles products.
Dolls gross billings decreased 10%, of which 8% was due to lower billings of Barbie primarily due to the benefit of the Barbie movie in the prior year.
Infant, Toddler, and Preschool gross billings decreased 4%, of which 3% was due to lower billings of Baby Gear and Power Wheels products.
Vehicles gross billings increased 12%, of which 11% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings decreased 3%, of which 5% was due to lower billings of Action Figures products and 3% was due to lower billings of Other products, partially offset by higher billings of Games products of 6%.
Sales adjustments decreased to $427.2 million in 2024, as compared to $438.6 million in 2023. Sales adjustments as a percentage of net sales were relatively consistent at 19.3% in 2024 as compared to 19.7% in 2023.
Cost of sales decreased by $95.2 million, or 8%, to $1.14 billion in 2024 from $1.23 billion in 2023, primarily due to a decrease of product and other costs of $92.4 million.
Gross margin in 2024 increased to 48.5% from 44.7% in 2023, primarily due to incremental realized savings from the OPG program of 100 basis points, cost deflation of 100 basis points, lower inventory management costs of 70 basis points, including lower close-out sales and inventory obsolescence, favorable supply chain and other efficiencies of 60 basis points, and favorable foreign currency exchange and other factors of 160 basis points, partially offset by unfavorable mix of 110 basis points, primarily related to the prior year benefit from the Barbie movie.
International segment operating income was $389.0 million in 2024, as compared to $299.1 million in 2023, primarily due to higher gross profit of $75.9 million and lower advertising and promotion expenses of $10.8 million.

Cost Savings Programs
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the Optimizing for Growth program (the "OFG program"), which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China, as previously announced in the third quarter of 2023, as well as savings from other previous actions taken in 2023 that were not recognized in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed by 2026, are $200 million. Of the $200 million in targeted annual gross costs savings, approximately 70% is expected to benefit cost of sales and 30% is expected to benefit other selling and administrative expenses. Total expected cash expenditures under the OPG program are expected to be between $130 and $165 million and total non-cash charges are expected to be up to $5 million.
The costs associated with the OPG program are expected to include the following:

Optimizing for Profitable Growth – Actions	Estimate of Cost
Employee severance	$90 to $105 million
Other restructuring costs	$10 to $20 million
Non-cash charges	up to $5 million
Total estimated severance and other restructuring costs	$100 to $130 million
Investments	$30 to $40 million
Total estimated actions	$130 to $170 million

In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Year Ended
	December 31, 2024	December 31, 2023
	(In millions)
Cost of sales (a)	$4.3	$—
Other selling and administrative expenses (b)	44.9	25.3
	$49.2	$25.3
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
As of December 31, 2024, Mattel had recorded cumulative severance and other restructuring charges related to the OPG program of approximately $74 million, which included approximately $2 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $83 million, which represents approximately 60% benefit to cost of sales, and 40% benefit to other selling and administrative expenses, as of December 31, 2024, in connection with the OPG Program.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. During 2023 and 2022, Mattel recorded severance and other restructuring charges of $32.3 million and $23.6 million, respectively, within other selling and administrative expenses and $(1.3) million and $10.7 million, respectively, within cost of sales in the consolidated statement of operations in connection with the OFG program.
During 2023, Mattel executed actions to further streamline its organizational structure that were not included in the OFG program. In connection with these actions, Mattel recorded severance charges of $3.4 million within other selling and administrative expenses in the consolidated statement of operations.

Income Taxes
See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for Income Taxes."
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion in aggregate principal amount of senior unsecured revolving credit facilities (the "Credit Facility"), which on July 15, 2024 replaced the $1.40 billion prior credit facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $1.39 billion in cash and equivalents at December 31, 2024, $728.1 million was held by foreign subsidiaries, including $48.9 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its Credit Facility covenants, or deterioration of Mattel's credit ratings. However, based on Mattel's current business plan and factors known to date, it is expected that existing cash and equivalents, cash flows from operations, availability under the Credit Facility, and access to capital markets, will be sufficient to meet working capital and operating expenditure requirements for the next twelve months and in the long-term.
The Tax Cuts and Jobs Act, enacted on December 22, 2017 (the "U.S. Tax Act"), provides Mattel with a reduced cost to access the earnings of its foreign subsidiaries. With the passage of the U.S. Tax Act, repatriations of foreign earnings generally will not be taxable for U.S. federal income tax purposes, but may be subject to state income tax and/or foreign withholding tax, in addition to any local country distribution requirements. As such, Mattel has evaluated its intentions related to its indefinite reinvestment assertion and has recorded a $22.1 million deferred tax liability related to approximately $559 million of foreign earnings that will not be indefinitely reinvested.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility to meet its short-term liquidity needs. At December 31, 2024, Mattel had no outstanding borrowings under the Credit Facility and approximately $9 million in outstanding letters of credit under the Credit Facility.
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

Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel's future contributions to these plans. Mattel expects to make cash contributions totaling approximately $21 million to its defined benefit pension and postretirement benefit plans in 2025, substantially all of which will be for benefit payments for its under-funded plans.
Cash Flow Activities
Cash flows provided by operating activities were $800.6 million in 2024, as compared to $869.8 million in 2023. The decrease in cash flows provided by operating activities was primarily due to an increase in cash used for working capital of $191.1 million, which included $285.8 million of unfavorable changes in inventories, reflecting the prior year impact of reduced inventory levels, and $86.1 million of unfavorable changes in accounts payable and accrued liabilities, partially offset by $219.7 million of favorable changes in accounts receivable. The unfavorable changes to working capital were partially offset by an increase in net income, excluding the impact of non-cash items.
Cash flows used for investing activities were $189.0 million in 2024, as compared to $142.4 million in 2023. The increase was primarily due to a $42.3 million increase in capital expenditures, including the July 2024 purchase of a property that will serve as Mattel's new global design center for $58.8 million.
Cash flows used for financing activities were $449.4 million in 2024, as compared to $226.6 million in 2023. The increase in cash flows used for financing activities was primarily due to $197.0 million of higher share repurchases in 2024 compared to 2023.
During 2024, Mattel repurchased 21.0 million shares of its common stock at a cost of $400.0 million. During 2023, Mattel repurchased 10.4 million shares of its common stock at a cost of $203.0 million. Mattel's share repurchase program was first announced on July 21, 2003. On February 5, 2024, the Board of Directors authorized a new $1.00 billion share repurchase program. As of December 31, 2024, Mattel had a remaining authorization of $600.0 million under the program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2024 and 2023, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Ratings
In 2024, Fitch changed Mattel's credit rating from BB+ to BBB- with a stable outlook, Standard & Poor's changed Mattel's credit rating from BBB- to BBB with a stable outlook, and Moody's maintained Mattel's credit rating of Baa3 with a stable outlook.
Financial Position
Mattel's cash and equivalents increased $126.5 million to $1.39 billion at December 31, 2024, as compared to $1.26 billion at December 31, 2023, primarily due to cash flow provided by operating activities of $800.6 million, partially offset by share repurchases of $400.0 million and capital expenditures of $202.6 million.
Accounts receivable decreased $78.6 million to $1.00 billion at December 31, 2024, as compared to $1.08 billion at December 31, 2023, primarily due to the impact of foreign currency translation and the timing of sales and collections.
Inventories decreased $69.9 million to $501.7 million at December 31, 2024, as compared to $571.6 million at December 31, 2023, primarily due to continued inventory management efforts during 2024 and the impact of foreign currency translation.
Prepaid expenses and other current assets increased $26.6 million to $234.1 million at December 31, 2024, as compared to $207.5 million at December 31, 2023, primarily due to an increase in derivative receivables of $16.5 million.
Accounts payable and accrued liabilities decreased $30.9 million to $1.28 billion at December 31, 2024, as compared to $1.31 billion at December 31, 2023, primarily due to a decrease of $43.2 million in accounts payable, partially offset by an increase in accrued advertising expense of $18.1 million.

A summary of Mattel's capitalization is as follows:

	December 31, 2024		December 31, 2023
	(In millions, except percentage information)
Cash and equivalents	$1,387.9		$1,261.4

2010 Senior Notes due October 2040	250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0
Debt issuance costs and debt discount	(15.6)		(20.0)
Total debt	2,334.4	51%	2,330.0	52%
Stockholders' equity	2,264.1	49	2,149.2	48
Total capitalization (debt plus equity)	$4,598.5	100%	$4,479.2	100%
Total debt was $2.33 billion at December 31, 2024, flat as compared to $2.33 billion at December 31, 2023.
Stockholders' equity increased $114.9 million to $2.26 billion at December 31, 2024, as compared to $2.15 billion at December 31, 2023, primarily due to net income in 2024 of $541.8 million and the impact of share-based compensation on additional paid-in capital of $79.4 million, partially offset by share repurchases of $400.0 million and other comprehensive loss of $89.5 million.
Off-Balance Sheet Arrangements
Mattel is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $9 million as of December 31, 2024 and 2023.
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

The following table summarizes Mattel's contractual commitments and obligations:

	Total	2025	2026	2027	2028	2029	Thereafter
	(In millions)
Long-term debt	$2,350.0	$—	$600.0	$600.0	$—	$600.0	$550.0
Interest on long-term debt	744.6	109.9	94.7	88.1	54.4	37.5	360.0
Leases	438.5	93.3	83.5	52.5	39.9	35.6	133.7
Minimum guarantees under licensing and similar agreements	153.9	94.6	30.7	26.4	1.7	0.5	—
Defined benefit and postretirement benefit plans	351.5	38.9	36.3	35.0	35.5	35.2	170.6
Purchases of inventory, services, and other	489.5	298.7	95.8	42.2	16.5	6.7	29.6
Total	$4,528.0	$635.4	$941.0	$844.2	$148.0	$715.5	$1,243.9
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
Accounts Receivable—Allowance for Credit Losses
The allowance for credit losses is based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Management believes the accounting estimate related to the allowance for credit losses is a "critical accounting estimate" because significant judgment is required to evaluate the creditworthiness of its customers when estimating the collectability of its accounts receivable. In addition, the allowance requires a high degree of judgment since it involves estimation of the impact of both current and future economic factors in relation to its customers' ability to pay amounts owed to Mattel. Significant changes in the assumptions used to develop the estimate could materially affect key financial statement line items, including other selling and administrative expenses, and accounts receivable.
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

A small number of customers account for a large share of Mattel's net sales and accounts receivable. In 2024, Mattel's three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 44% of net sales, and its ten largest customers, in the aggregate, accounted for approximately 51% of net sales. As of December 31, 2024, Mattel's three largest customers accounted for approximately 41% of net accounts receivable, and its ten largest customers accounted for approximately 51% of net accounts receivable. Should one or more of Mattel's large customers experience bankruptcy or financial difficulty, the allowance for credit losses may not be sufficient to cover such losses.
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
The following table summarizes Mattel's allowance for credit losses:

	December 31, 2024	December 31, 2023
	(In millions, except percentage information)
Allowance for credit losses	$8.2	$8.8
As a percentage of total accounts receivable	0.8%	0.8%
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
For the year ended December 31, 2024, Mattel recorded a charge related to its allowance for credit losses of approximately $3 million, which was recognized as other selling and administrative expense. For the year ended December 31, 2023, Mattel recorded a benefit related to its allowance for credit losses of approximately $2 million, which was recognized as other selling and administrative income. In general, Mattel's allowance for credit loss estimates has historically been within its expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. If significant changes in the assumptions used to develop the estimates occur, they could materially affect key financial statement line items, including other selling and administrative expenses and accounts receivable. A hypothetical 1% increase or decrease to the allowance for credit losses as a percentage of accounts receivable would have impacted 2024 and 2023 other selling and administrative expenses by approximately $10 million and $11 million, respectively.
Inventories—Obsolescence Reserve
Inventories are stated at the lower of cost or net realizable value. Inventory obsolescence reserves are recorded for damaged, obsolete, excess, and slow-moving inventory. Inventory obsolescence expense is charged to cost of sales and establishes a lower cost basis for the inventory. Management believes that the accounting estimate related to the obsolescence reserve is a "critical accounting estimate" because significant judgment is required to evaluate the level of future demand for inventories held by Mattel as well as the prices at which customers are willing to pay for Mattel's inventories. As more fully described below, obsolescence reserves required for Mattel's inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers. Significant changes in the assumptions used to develop the estimate could materially affect key financial statement line items, including cost of sales and inventories.
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
At the end of each quarter, management within each business segment, North America and International, performs a detailed review of its inventory on an item-by-item basis. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:
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
The following table summarizes Mattel's obsolescence reserve:

	December 31, 2024	December 31, 2023
	(In millions, except percentage information)
Obsolescence reserve	$33.0	$46.7
As a percentage of gross inventory	6.2%	7.5%
For the years ended December 31, 2024 and 2023, Mattel recorded a charge related to its inventory obsolescence reserve of approximately $46 million and $64 million, respectively, which was recognized as cost of sales. In general, Mattel's inventory obsolescence estimates have historically been within expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. If significant changes in the assumptions used to develop the estimate occur, they could materially affect key financial statement line items, including cost of sales and inventories. A hypothetical 1% increase or decrease to inventory reserves as a percentage of gross inventory at December 31, 2024 and 2023 would have impacted 2024 and 2023 cost of sales by approximately $5 million and $6 million, respectively.
Goodwill
Mattel tests goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. Management believes that the accounting estimates related to the fair value estimates of its goodwill are "critical accounting estimates" because assessing goodwill for impairment involves a high degree of judgment due to the prospective assumptions that underlie the fair value assessments, such as projecting future cash flows for Mattel's reporting units and estimating the weighted-average cost of capital that a market participant would use as a discount rate. Significant changes in the assumptions used in the goodwill impairment tests could materially affect key financial statement line items, including other selling and administrative expenses and goodwill.

Goodwill is allocated to reporting units for purposes of evaluating whether goodwill is impaired. Mattel's reporting units are: (i) North America, (ii) International, and (iii) American Girl. Mattel then assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment is used as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test.
When the quantitative goodwill impairment test is necessary, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit's carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recognized in an amount equal to the excess, limited by the amount of goodwill in that reporting unit.
When performing the quantitative goodwill impairment test, Mattel determines the fair value of its reporting units based upon one or more acceptable valuation approaches. Mattel utilizes the income approach for each of its reporting units and also utilizes the market approach for the North America and International reporting units. The income approach determines the fair value based upon the discounted cash flows that the business can be expected to generate in the future. The market approach determines fair value utilizing earnings multiples of comparable public companies, which are reflective of the market in which each respective reporting unit operates, and recent comparable market transactions. The income approach requires Mattel to make projections of revenue, gross margin, operating costs, and working capital investment for the reporting unit over a multi-year period. Additionally, management must make an estimate of a weighted-average cost of capital that a market participant would use as a discount rate. Changes in these projections or estimates would impact the estimated fair value, which could significantly change the amount of any impairment ultimately recorded.
Mattel performed a quantitative goodwill impairment assessment as of August 1, 2024, and the resulting calculations indicated that the fair values exceeded the carrying amounts of Mattel's reporting units by 4.2 times, 2.2 times, and 1.8 times for the North America, International, and American Girl reporting units, respectively. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2024.
Sales Adjustments
Mattel routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Management believes that the accounting estimates related to sales adjustments are "critical accounting estimates" because significant judgment is required to estimate related accruals, such as estimating future customer sales volume to support volume-based sales incentives, estimating volumes of defective products to support reserves for defective merchandise, and estimating future customer performance and consumer preferences that could impact the discretionary sales promotions. Significant changes in the assumptions used to develop the estimates could materially affect key financial statement line items, including net sales and accounts receivable.
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
Accruals for these programs are recorded as sales adjustments that reduce gross billings in the period the related sale is recognized. Sales adjustments for such programs totaled $653.7 million or 12.2% as a percentage of net sales in 2024 and $660.6 million or 12.1% as a percentage of net sales in 2023. If significant changes in the assumptions used to develop the estimates occur, they could impact Mattel's results of operations or financial condition. A hypothetical 1% increase or decrease in Mattel's sales adjustments as a percentage of net sales during the years ended December 31, 2024 and 2023 would have impacted 2024 and 2023 net sales and accounts receivable by approximately $54 million.

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
Changes in the valuation allowances in 2023 primarily related to changes in assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes, and currency fluctuations. As of December 31, 2023, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $14 million and $71 million, respectively. Changes in the valuation allowances in 2024 primarily related to changes in assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes. As of December 31, 2024, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $12 million and $85 million, respectively. As of December 31, 2024 and 2023, Mattel has recorded net deferred tax assets of $252.5 million and $243.1 million, respectively.
Mattel records unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel's measurement of its unrecognized tax benefits is based on management's assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more likely than not (a greater than 50 percent likelihood) be realized. As of December 31, 2024 and 2023, the unrecognized tax benefit balance, inclusive of interest and penalties, and net of U.S. federal tax benefit was $151.7 million and $144.9 million, respectively.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. The Euro and Chinese yuan were the primary currencies that caused foreign currency transaction exposure for Mattel in 2024. Mattel seeks to mitigate its foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments in 2024 were related to its net investments in entities having functional currencies denominated in the Mexican peso, Russian ruble, and Brazilian real.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's 2024 net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.

Mattel's foreign currency forward exchange contracts that were used to hedge firm commitments and anticipated transactions as of December 31, 2024 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency.

	Buy			Sell
	Contract Amount	Weighted-Average Contract Rate	Fair Value	Contract Amount	Weighted-Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar (a)	$—	—	$—	$81,286	0.65	$3,876
British pound sterling (a)	20,939	1.27	(307)	—	—	—
Canadian dollar (a)	—	—	—	54,643	0.73	2,179
Czech koruna	4,559	23.87	(83)	—	—	—
Euro (a)	—	—	—	276,626	1.10	14,397
Hungarian forint	5,553	390.29	(97)	—	—	—
Indonesia rupiah	56,496	16,409.72	501	—	—	—
Japanese yen	—	—	—	7,747	153.06	205
Mexican peso	—	—	—	21,074	20.12	751
Polish zloty	24,439	4.07	(356)	—	—	—
South African rand	—	—	—	1,497	18.18	61
Swiss franc	3,543	0.89	(58)	—	—	—
	$115,529		$(400)	$442,873		$21,469
(a)    The weighted-average contract rate for these contracts is quoted in U.S. dollar per local currency.
For the purchase of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would pay at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2024. For the sale of foreign currencies, fair value reflects the amount, based on dealer quotes, that Mattel would receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2024. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2024, these contracts had a contract amount of $69.0 million and a fair value liability of $1.4 million.
Had Mattel not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its earnings before income taxes would have decreased by approximately $30 million in each of 2024 and 2023.
Turkey Operations
Effective April 1, 2022, Mattel has accounted for Turkey as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. As such, beginning April 1, 2022, Mattel's Turkey subsidiary has designated the U.S. dollar as its functional currency. Mattel's Turkey subsidiary represented approximately 1% of Mattel's consolidated net sales for the year ended December 31, 2024.

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel's management, including Ynon Kreiz, its principal executive officer, and Anthony DiSilvestro, its principal financial officer, evaluated the effectiveness of Mattel's internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel's internal control over financial reporting is not effective as of December 31, 2024, due to a material weakness in Mattel's internal control over financial reporting, as further described below. The effectiveness of Mattel's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.
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
The control deficiencies described above did not result in a material misstatement to Mattel’s consolidated financial statements; however, those deficiencies raise a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, management concluded that the deficiencies represent a material weakness.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattel, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2024 appearing after Item 16 and the signature and power of attorney pages (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to certain of its information technology general controls within certain of the Company's information technology systems, as the Company did not design and maintain effective user access and provisioning review controls to prevent or detect inappropriate user and privileged access to, or ensure the appropriate segregation of duties within, those systems.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Sales Adjustments Accrual – Discretionary Component

As described in Note 1 to the consolidated financial statements, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and allowances for returns or defective merchandise. Accruals for these programs are recorded in net sales as sales adjustments that reduce gross billings in the period the related sale is recognized. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. As disclosed by management, sales adjustments for such programs totaled $653.7 million for the year ended December 31, 2024, a portion of which is discretionary in nature. While certain sales adjustment amounts are readily determinable at year end and do not require estimates, other sales adjustments, such as discretionary sales adjustments, require significant judgment by management to make these estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.

The principal considerations for our determination that performing procedures relating to the discretionary component of the sales adjustments accrual is a critical audit matter are (i) the significant judgment by management when developing the estimate of the discretionary component of the sales adjustments accrual and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management's estimate.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2025

We have served as the Company's auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,387,908	$1,261,363
Accounts receivable, net of allowances for credit losses of $8.2 million and $8.8 million in 2024 and 2023, respectively	1,003,178	1,081,827
Inventories	501,732	571,609
Prepaid expenses and other current assets	234,099	207,548
Total current assets	3,126,917	3,122,347
Noncurrent Assets
Property, plant, and equipment, net	516,049	465,523
Right-of-use assets, net	326,394	313,191
Goodwill	1,381,721	1,384,512
Deferred income tax assets	296,862	299,157
Identifiable intangible assets, net	360,563	393,039
Other noncurrent assets	535,578	458,053
Total Assets	$6,544,084	$6,435,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$398,983	$442,286
Accrued liabilities	878,710	866,283
Income taxes payable	38,030	33,911
Total current liabilities	1,315,723	1,342,480
Noncurrent Liabilities
Long-term debt	2,334,351	2,329,986
Noncurrent lease liabilities	278,174	259,548
Other noncurrent liabilities	351,711	354,595
Total noncurrent liabilities	2,964,236	2,944,129
Commitments and Contingencies (See Note 13)
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,780,259	1,774,911
Treasury stock at cost: 111.4 million shares and 92.9 million shares in 2024 and 2023, respectively	(2,566,929)	(2,224,160)
Retained earnings	3,603,878	3,062,061
Accumulated other comprehensive loss	(994,452)	(904,968)
Total stockholders' equity	2,264,125	2,149,213
Total Liabilities and Stockholders' Equity	$6,544,084	$6,435,822
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands, except per share amounts)
Net Sales	$5,379,546	$5,441,219	$5,434,687
Cost of sales	2,645,478	2,857,503	2,953,335
Gross Profit	2,734,068	2,583,716	2,481,352
Advertising and promotion expenses	507,321	524,786	534,255
Other selling and administrative expenses	1,532,465	1,497,271	1,271,582
Operating Income	694,282	561,659	675,515
Interest expense	118,774	123,786	132,818
Interest (income)	(51,478)	(25,238)	(9,398)
Other non-operating expense (income), net	4,481	(2,293)	47,760
Income Before Income Taxes	622,505	465,404	504,335
Provision for income taxes	105,626	269,475	135,851
(Income) from equity method investments	(24,938)	(18,423)	(25,429)
Net Income	$541,817	$214,352	$393,913
Net Income Per Common Share - Basic	$1.59	$0.61	$1.11
Weighted-average number of common shares	340,435	353,588	353,792
Net Income Per Common Share - Diluted	$1.58	$0.60	$1.10
Weighted-average number of common and potential common shares	343,336	357,112	359,612
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Net Income	$541,817	$214,352	$393,913
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(110,507)	37,123	(6,191)
Employee benefit plan adjustments	3,253	(4,418)	15,601
Available-for-sale security adjustments	—	—	3,646
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	39,409	(15,903)	40,449
Reclassification adjustments included in net income	(21,639)	(10,292)	(26,513)
	17,770	(26,195)	13,936
Other Comprehensive (Loss) Income, Net of Tax	(89,484)	6,510	26,992
Comprehensive Income	$452,333	$220,862	$420,905
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$541,817	$214,352	$393,913
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	136,649	139,451	144,577
Amortization of intangibles	31,314	37,893	37,602
Share-based compensation	79,429	83,334	69,072
Bad debt expense	2,940	(1,502)	18,279
Inventory obsolescence	45,909	63,748	64,916
Deferred income taxes	(24,186)	176,385	69,510
Income from equity method investments	(24,938)	(18,423)	(25,429)
(Gain) loss on sale of assets, net	(138)	1,016	(26,905)
Valuation allowance on foreign deferred tax assets	3,200	—	—
Content asset amortization	77,986	51,837	56,037
Loss on liquidation of subsidiary	—	—	45,366
Changes in assets and liabilities:
Accounts receivable, net	21,369	(198,322)	197,902
Inventories	(24,519)	261,309	(203,522)
Prepaid expenses and other current assets	(11,168)	8,182	(11,960)
Accounts payable, accrued liabilities, and income taxes payable	49,592	135,767	(341,605)
Content asset spend	(25,562)	(58,062)	(60,259)
Other, net	(79,128)	(27,174)	15,348
Net cash flows provided by operating activities	800,566	869,791	442,842
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(67,415)	(74,480)	(80,175)
Purchases of other property, plant, and equipment	(135,205)	(85,820)	(106,328)
Proceeds from (payments for) foreign currency forward exchange contracts, net	7,344	14,948	(520)
Proceeds from sale of assets	2,072	6,847	38,148
Other, net	4,161	(3,913)	4,650
Net cash flows used for investing activities	(189,043)	(142,418)	(144,225)
Cash Flows From Financing Activities:
Payments of long-term borrowings, net	—	—	(250,000)
Share repurchases	(400,000)	(203,016)	—
Tax withholdings for share-based compensation	(19,663)	(35,108)	(30,440)
Proceeds from stock option exercises	6,345	26,742	27,750
Other, net	(36,034)	(15,185)	(7,949)
Net cash flows used for financing activities	(449,352)	(226,567)	(260,639)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(35,626)	(678)	(8,105)
Change in Cash and Equivalents	126,545	500,128	29,873
Cash and Equivalents at Beginning of Period	1,261,363	761,235	731,362
Cash and Equivalents at End of Period	$1,387,908	$1,261,363	$761,235
Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes, gross	$100,327	$93,641	$89,617
Interest	114,280	117,701	129,217
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance, December 31, 2021	$441,369	$1,832,144	$(2,219,990)	$2,456,597	$(941,271)	$1,568,849
Net income	—	—	—	393,913	—	393,913
Other comprehensive income, net of tax	—	—	—	—	26,992	26,992
Issuance of treasury stock for stock option exercises	—	(7,049)	34,800	—	—	27,751
Issuance of treasury stock for restricted stock units vesting	—	(85,847)	55,408	—	—	(30,439)
Deferred compensation	—	(12)	143	—	—	131
Share-based compensation	—	69,072	—	—	—	69,072
Adjustment of accumulated other comprehensive loss to retained earnings for available-for-sale securities	—	—	—	(2,801)	2,801	—
Balance, December 31, 2022	441,369	1,808,308	(2,129,639)	2,847,709	(911,478)	2,056,269
Net income	—	—	—	214,352	—	214,352
Other comprehensive income, net of tax	—	—	—	—	6,510	6,510
Share repurchases	—	—	(203,016)	—	—	(203,016)
Issuance of treasury stock for stock option exercises	—	(16,059)	42,801	—	—	26,742
Issuance of treasury stock for restricted stock units vesting	—	(100,636)	65,528	—	—	(35,108)
Deferred compensation	—	(36)	166	—	—	130
Share-based compensation	—	83,334	—	—	—	83,334
Balance, December 31, 2023	441,369	1,774,911	(2,224,160)	3,062,061	(904,968)	2,149,213
Net income	—	—	—	541,817	—	541,817
Other comprehensive income, net of tax	—	—	—	—	(89,484)	(89,484)
Share repurchases	—	—	(403,527)	—	—	(403,527)
Issuance of treasury stock for stock option exercises	—	(4,475)	10,820	—	—	6,345
Issuance of treasury stock for restricted stock units vesting	—	(69,458)	49,790	—	—	(19,668)
Deferred compensation	—	(148)	148	—	—	—
Share-based compensation	—	79,429	—	—	—	79,429
Balance, December 31, 2024	$441,369	$1,780,259	$(2,566,929)	$3,603,878	$(994,452)	$2,264,125
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
Goodwill and Intangible Assets
Goodwill is allocated to reporting units for the purpose of evaluating whether goodwill is impaired. Mattel's reporting units are: (i) North America, which consists of the United States and Canada, (ii) International, and (iii) American Girl. In the first quarter of 2024, Mattel announced an organizational change that resulted in the American Girl business being integrated into Mattel's North America commercial organization. Such integration resulted in a change to Mattel's operating and reportable segments. Goodwill related to the American Girl reporting unit is included in the North America operating segment. Mattel's reportable segments are: (i) North America; and (ii) International. Components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.
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
Foreign Currency Translation Exposure
Mattel's reporting currency is the U.S. dollar. The translation of its net investments in subsidiaries with non-U.S. dollar functional currencies subjects Mattel to the impact of currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at period-end exchange rates. Net income and cash flow items are translated at weighted-average exchange rates prevailing during the period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity.

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
Derivative Instruments
Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. At the inception of the contracts, Mattel designates these derivatives as cash flow hedges and documents the relationship of the hedge to the underlying transaction. Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the consolidated statements of operations. Changes in fair value of cash flow hedge derivatives are deferred and recorded as part of accumulated other comprehensive income (loss) in stockholders' equity until the underlying transaction affects earnings. In the event that an anticipated transaction is no longer likely to occur, Mattel recognizes the change in fair value of the derivative in its consolidated statements of operations in the period the determination is made.
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
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires that buyers in a supplier finance program disclose sufficient information about the program to allow a user of the financial statements to understand the program's nature, potential magnitude, obligations outstanding at the end of each period, and an annual rollforward of such obligations. The guidance in ASU 2022-04 was effective for interim and fiscal years beginning after December 15, 2022. The annual rollforward was effective for fiscal years beginning after December 15, 2023. Refer to "Note 5 to the Consolidated Financial Statements—Supplier Finance Program" for additional information regarding Mattel's supplier finance program, including the annual rollforward. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental disclosure of significant segment expenses on an annual and interim basis to enable investors to develop more decision-useful financial analyses. The guidance in ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Mattel adopted the guidance in ASU 2023-07 effective January 1, 2024 and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. Refer to "Note 14 to the Consolidated Financial Statements—Segment Information" for additional information regarding Mattel's Segments. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses for public business entities. ASU 2024-03 requires enhanced disclosures of each expense caption in the income statement to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. The guidance in ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Mattel is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements.

Note 2—Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Land	$42,584	$19,838
Buildings	350,920	313,750
Machinery and equipment	605,311	628,089
Software	234,699	233,224
Tools, dies, and molds	476,551	488,170
Leasehold improvements	107,139	121,571
Construction in progress	62,130	48,483
	1,879,334	1,853,125
Less: accumulated depreciation	(1,363,285)	(1,387,602)
	$516,049	$465,523
In July 2024, Mattel completed the purchase of an office building located in El Segundo, California for cash consideration of $58.8 million. The building totals approximately 168,000 square feet and, upon completion of an interior build-out, will replace a currently leased facility that supports Mattel's global design and development and other activities. The building will support the North America and International segments.
Note 3—Goodwill and Intangible Assets, Net
Goodwill
Mattel's reporting units are (i) North America, which consists of the United States and Canada, (ii) International, and (iii) American Girl. In the first quarter of 2024, Mattel implemented an organizational change integrating the American Girl business into Mattel's North America commercial organization. Such integration resulted in a change to Mattel's operating and reportable segments. Goodwill related to the American Girl reporting unit is included in the North America operating segment. Mattel's reportable segments are: (i) North America and (ii) International. The change in the carrying amount of goodwill by reporting unit for 2024 and 2023 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, thereby causing a foreign currency translation impact.

	December 31, 2022	Currency Exchange Rate Impact	December 31, 2023	Currency Exchange Rate Impact	December 31, 2024
	(In thousands)
North America	$731,993	$1,494	$733,487	$(492)	$732,995
International	438,987	4,467	443,454	(2,299)	441,155
American Girl	207,571	—	207,571	—	207,571
	$1,378,551	$5,961	$1,384,512	$(2,791)	$1,381,721
In the third quarter of 2024, Mattel performed its annual goodwill impairment test and determined that goodwill was not impaired. The quantitative goodwill impairment assessment includes the use of certain assumptions and estimates to calculate the estimated fair value of Mattel's reporting units. To the extent assumptions, estimations, or market factors, including seasonality, differ from Mattel's current estimates, the estimated fair value of Mattel's reporting units may be susceptible to significant changes. The reporting unit that is most susceptible to changes in assumptions and estimates, given its smaller size, is American Girl, as excess fair value over carrying value is a lesser dollar and percentage value than the other reporting units. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2024.

Intangible Assets, Net
Mattel's identifiable intangible assets, net consisted of the following:

	December 31, 2024	December 31, 2023
	(In thousands)
Identifiable intangibles	$798,655	$801,506
Less: accumulated amortization	(438,092)	(408,467)
	$360,563	$393,039
The estimated future amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)
2025	$31,192
2026	31,165
2027	30,685
2028	29,046
2029	27,438
Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets primarily consist of trademarks and trade names. During 2024, 2023, and 2022, Mattel's amortizable intangible assets were not impaired.
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
A summary of retirement plan expense, net is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Defined contribution retirement plans	$40,227	$37,784	$36,900
Defined benefit pension plans	12,806	9,949	5,693
Deferred compensation and excess benefit plans	(1,537)	8,227	(7,113)
Postretirement benefit plans	(2,046)	(2,084)	(2,047)
	$49,450	$53,876	$33,433
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

A summary of the components of Mattel's net periodic benefit cost/credit and other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2024	2023	2022	2024	2023	2022
	(In thousands)
Net Periodic Benefit Cost (Credit):
Service cost	$3,388	$3,371	$4,010	$2	$1	$2
Interest cost	20,181	20,966	12,081	180	179	89
Expected return on plan assets	(18,738)	(20,372)	(19,242)	—	—	—
Amortization of prior service cost (credit)	194	150	155	(2,038)	(2,038)	(2,038)
Recognized actuarial loss (gain)	7,781	5,893	8,996	(190)	(226)	(100)
Settlement (gain) loss	—	(59)	19	—	—	—
Curtailment gain	—	—	(326)	—	—	—
Net periodic benefit cost (credit)	$12,806	$9,949	$5,693	$(2,046)	$(2,084)	$(2,047)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Loss) Income:
Net actuarial (gain) loss	$(5,086)	$904	$(23,501)	$(433)	$311	$(922)
Prior service cost	131	1,169	1,022	—	—	—
Amortization of prior service (cost) credit	(194)	(150)	(155)	2,038	2,038	2,038
Total recognized in other comprehensive (income) loss (a)	$(5,149)	$1,923	$(22,634)	$1,605	$2,349	$1,116
Total recognized in net periodic benefit cost (credit) and other comprehensive (loss) income	$7,657	$11,872	$(16,941)	$(441)	$265	$(931)
(a)Amounts exclude related tax expense (benefit) of approximately $1 million, $(2) million, and $6 million, during 2024, 2023, and 2022, respectively, which are also included in other comprehensive (loss) income.
Net periodic benefit cost/credit for Mattel's domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Defined benefit pension plans:
Discount rate	4.7%	4.9%	2.5%
Weighted-average rate of future compensation increases	N/A	N/A	N/A
Long-term rate of return on plan assets	6.2%	5.0%	5.0%
Postretirement benefit plans:
Discount rate	4.7%	4.9%	2.5%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.9%	7.0%	7.0%
Post-65	8.1%	7.0%	7.0%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2031	2029	2028
Post-65	2031	2029	2028

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
Mattel used a measurement date of December 31, 2024 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$460,676	$452,524	$4,085	$3,994
Service cost	3,388	3,371	2	1
Interest cost	20,181	20,966	180	179
Impact of currency exchange rate changes	(5,085)	4,921	—	—
Actuarial (gain) loss	(20,525)	13,879	(623)	85
Benefits paid	(34,294)	(35,634)	(562)	(174)
Plan amendments	61	895	—	—
Curtailments	(372)	167	—	—
Settlements	—	(338)	—	—
Other	(153)	(75)	—	—
Benefit obligation, end of year	$423,877	$460,676	$3,082	$4,085
Change in Plan Assets:
Plan assets at fair value, beginning of year	$327,336	$322,175	$—	$—
Actual return (loss) on plan assets	(3,336)	24,184	—	—
Employer contributions	17,786	13,354	562	174
Impact of currency exchange rate changes	(1,102)	3,670	—	—
Benefits paid	(34,294)	(35,634)	(562)	(174)
Settlements	—	(338)	—	—
Other	(111)	(75)	—	—
Plan assets at fair value, end of year	$306,279	$327,336	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(117,598)	$(133,340)	$(3,082)	$(4,085)
Current accrued benefit liability	$(6,383)	$(5,960)	$(530)	$(530)
Noncurrent accrued benefit liability, net	(111,215)	(127,380)	(2,552)	(3,555)
Net amount recognized	$(117,598)	$(133,340)	$(3,082)	$(4,085)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$208,985	$214,070	$(1,999)	$(1,566)
Prior service cost (credit)	2,012	2,075	(1,997)	(4,035)
	$210,997	$216,145	$(3,996)	$(5,601)
(a)Amounts exclude related tax benefits of approximately $68 million and $69 million for December 31, 2024 and 2023, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel's accumulated benefit obligation for its defined benefit pension plans as of 2024 and 2023 totaled $409.6 million and $445.2 million, respectively.

The actuarial gain recognized in 2024 for the defined benefit pension plan was driven primarily by the decrease in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2024.
The actuarial loss recognized in 2023 for the defined benefit pension plan was driven primarily by the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2023.
As of December 31, 2024 and 2023, information for defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Projected benefit obligation	$366,692	$395,104
Accumulated benefit obligation	352,415	379,659
Fair value of plan assets	240,863	252,959
The assumptions used in determining the projected and accumulated benefit obligations of Mattel's domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2024	December 31, 2023
Defined benefit pension plans:
Discount rate	5.3%	4.7%
Cash balance interest crediting rate	4.0%	4.0%
Weighted-average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	5.3%	4.7%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.6%	7.9%
Post-65	7.8%	8.1%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2031	2031
Post-65	2031	2031
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
At the end of each fiscal year, Mattel determines the weighted-average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2024, Mattel determined the discount rate for its domestic defined benefit pension and postretirement benefit plans used in determining the projected and accumulated benefit obligations to be 5.3%, as compared to 4.7% as of December 31, 2023. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments.

The estimated future benefit payments for Mattel's defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2025	$38,386	$530
2026	35,776	540
2027	34,578	420
2028	35,154	320
2029	34,886	320
2030 - 2034	169,647	980
Mattel expects to make cash contributions totaling approximately $21 million to its defined benefit pension and postretirement benefit plans in 2025, substantially all of which will be for benefit payments for its underfunded plans.
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

Mattel's defined benefit pension plan assets are measured and reported in the consolidated financial statements at fair value using inputs, which are more fully described in "Note 11 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$62	$—	$62
U.S. corporate debt instruments	—	60,751	—	60,751
International corporate debt instruments	—	4,388	—	4,388
Mutual funds (a)				126,518
Money market funds	12,365	—	—	12,365
Other investments	—	7,303	—	7,303
Insurance "buy-in" policy	—	—	52,785	52,785
Collective trust funds (a):
U.S. equity securities				577
International equity securities				2,588
Global fixed income				25,738
Real Estate				13,204
Total	$12,365	$72,504	$52,785	$306,279

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$9,636	$—	$9,636
U.S. corporate debt instruments	—	63,707	—	63,707
International corporate debt instruments	—	3,291	—	3,291
Mutual funds (a)				126,637
Money market funds	13,092	—	—	13,092
Other investments	—	4,180	—	4,180
Insurance "buy-in" policy	—	—	60,727	60,727
Collective trust funds (a):
U.S. equity securities				562
International equity securities				2,874
Global fixed income				25,048
Real Estate				17,582
Total	$13,092	$80,814	$60,727	$327,336
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
The following table provides a reconciliation of the beginning and ending balances of insurance buy-in policy contract assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2022	$57,310
Purchases, sales, and settlements	(2,860)
Changes in fair value	6,277
Balance at December 31, 2023	60,727
Purchases, sales, and settlements	(3,119)
Changes in fair value	(4,823)
Balance at December 31, 2024	$52,785
Mattel's domestic defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 6.2% as of December 31, 2024 is reasonable based on historical returns.
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
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation and 401(k) excess plan (the "DCP") that permits certain officers and key employees to elect to defer portions of their compensation. The participant DCP deferrals, together with certain contributions made by Mattel, earn various rates of return. The liability for these plans as of December 31, 2024 and 2023 was $56.9 million and $53.3 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these benefits under the DCP. The cash surrender value of these policies, valued at $97.1 million and $87.1 million as of December 31, 2024 and 2023, respectively, are held in an irrevocable guarantor trust, the assets of which are subject to the claims of Mattel's creditors and are included in other noncurrent assets in the consolidated balance sheets.

Annual Incentive Compensation
Mattel has an annual incentive compensation plan under which officers and key employees may earn cash incentive compensation based on Mattel's and individual performance, subject to certain approvals of the Compensation Committee of the Board of Directors. Incentive compensation for 2024 and 2023 were $150.9 million and $137.8 million, respectively, for awards under the plan and were included in other selling and administrative expenses. During 2022, Mattel did not achieve threshold performance under the plan, and therefore, no cash payout was earned.
Note 5—Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Outstanding payment obligations due to suppliers under the supplier finance program were included in Mattel's accounts payable in the consolidated balance sheets. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.

The following is a rollforward of outstanding payment obligations due under the supplier finance program:

	December 31, 2024	December 31, 2023
	(In thousands)
Obligations outstanding at beginning of the year	$54,316	$85,988
Invoices issued during the year	351,761	290,143
Invoices paid during the year	(336,874)	(321,815)
Obligations outstanding at end of the year	$69,203	$54,316
Note 6—Seasonal Financing and Debt
Seasonal Financing
On July 15, 2024, Mattel entered into a revolving credit agreement (the "Credit Agreement"), among Mattel, as the borrower, Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto, providing for $1.40 billion in aggregate principal amount of senior unsecured revolving credit facilities (the "Credit Facility"). The Credit Facility matures on July 15, 2029. In connection with the Credit Facility, Mattel terminated the commitments and satisfied all outstanding obligations under Mattel's prior revolving credit agreement, dated as of September 15, 2022 (as amended), among Mattel, as the borrower, Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto, which provided for a senior secured revolving credit facility in an aggregate principal amount of $1.40 billion.
Borrowings under the Credit Facility bear interest at a floating rate, which for U.S. Dollar-denominated loans can be, at Mattel's option, either (a) Term SOFR (as defined in the Credit Agreement), plus an applicable margin ranging from 0.875% to 1.375% per annum, or (b) Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.000% to 0.375% per annum, in each case, such applicable margins to be determined based on Mattel's debt rating.
In addition to paying interest on the outstanding principal under the Credit Facility, Mattel is required to pay (i) an unused line fee per annum of the average daily unused portion of the Credit Facility, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents.

The Credit Agreement contains customary covenants, including, but not limited to, (a) restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions and (b) the requirement that the obligations of Mattel under the Credit Facility be guaranteed by any existing or future direct or indirect domestic subsidiary of Mattel that guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million, subject to certain customary exceptions. As of December 31, 2024, no subsidiaries of Mattel were required to guarantee the Credit Facility.
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
As of December 31, 2024 and 2023, Mattel had no borrowings outstanding under the Credit Facility and the prior credit facility, respectively. Outstanding letters of credit under the Credit Facility and the prior credit facility totaled approximately $9 million as of December 31, 2024 and 2023.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines. As of December 31, 2024, foreign credit lines totaled approximately $18 million. Mattel expects to extend the majority of these credit lines throughout 2025.
As of December 31, 2024, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
Short-Term Borrowings
As of December 31, 2024 and 2023, Mattel had no short-term borrowings outstanding.
During 2024 and 2023, Mattel had no borrowings under the Credit Facility and prior credit facility, and no other short-term borrowings.
Long-Term Debt
    Mattel's long-term debt consists of the following:

	Interest Rate	December 31, 2024	December 31, 2023
		(In thousands)
2010 Senior Notes due October 2040	6.20%	$250,000	$250,000
2011 Senior Notes due November 2041	5.45%	300,000	300,000
2019 Senior Notes due December 2027	5.875%	600,000	600,000
2021 Senior Notes due April 2026	3.375%	600,000	600,000
2021 Senior Notes due April 2029	3.75%	600,000	600,000
Debt issuance costs and debt discount		(15,649)	(20,014)
		2,334,351	2,329,986
Less: current portion		—	—
Total long-term debt		$2,334,351	$2,329,986

Mattel's 2019 Senior Notes due 2027 were issued pursuant to an indenture dated November 20, 2019, and its 2021 Senior Notes due 2026 and 2021 Senior Notes due 2029 were issued pursuant to an indenture dated March 19, 2021. These indentures contain covenants that limit Mattel's (and some of its subsidiaries') ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make investments in unrestricted subsidiaries; (iv) create liens; (v) enter into certain sale/leaseback transactions; (vi) merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets; and (vii) designate future guarantors. The indentures also provided that certain of these covenants would be suspended if Mattel achieved a debt rating of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, and no event of default has occurred.
In 2024, Fitch changed Mattel's credit rating from BB+ to BBB- with a stable outlook, S&P changed Mattel's credit rating from BBB- to BBB with a stable outlook, and Moody's maintained Mattel's credit rating of Baa3 with a stable outlook. As a result of the current credit ratings and no events of default, the covenants limiting Mattel's ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel's ability to merge or consolidate, or sell, transfer or otherwise dispose of substantially all of its assets and designate future guarantors, are suspended. If Mattel ceases to have credit ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events.
On December 30, 2022, Mattel used cash on hand to redeem and retire the $250 million aggregate principal amount of the 2013 Senior Notes due 2023.
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2019 Senior Notes	2021 Senior Notes	Total
	(In thousands)
2025	$—	$—	$—	$—	$—
2026	—	—	—	600,000	600,000
2027	—	—	600,000	—	600,000
2028	—	—	—	—	—
2029	—	—	—	600,000	600,000
Thereafter	250,000	300,000	—	—	550,000
	$250,000	$300,000	$600,000	$1,200,000	$2,350,000

Note 7—Stockholders' Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2024, Mattel repurchased 21.0 million shares of its common stock at a cost of $400.0 million. During 2023, Mattel repurchased 10.4 million shares of its common stock at a cost of $203.0 million. During 2022, Mattel did not repurchase any shares of its common stock. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors approved a $500.0 million increase to Mattel's share repurchase authorization, and as of December 31, 2023, such authorization was exhausted. On February 5, 2024, the Board of Directors authorized a new $1.00 billion share repurchase program. As of December 31, 2024, Mattel had a remaining authorization of $600.0 million under the program. Repurchases will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Dividends
During 2024, 2023, and 2022, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2024
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$—	$(142,916)	$(758,589)	$(904,968)
Other comprehensive income (loss) before reclassifications	39,409	—	(819)	(110,507)	(71,917)
Amounts reclassified from accumulated other comprehensive income (loss)	(21,639)	—	4,072	—	(17,567)
Net change in other comprehensive income (loss)	17,770	—	3,253	(110,507)	(89,484)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$—	$(139,663)	$(869,096)	$(994,452)

	For the Year Ended December 31, 2023
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$—	$(138,498)	$(795,712)	$(911,478)
Other comprehensive income (loss) before reclassifications	(15,903)	—	(6,558)	37,123	14,662
Amounts reclassified from accumulated other comprehensive income (loss)	(10,292)	—	2,140	—	(8,152)
Net change in other comprehensive income (loss)	(26,195)	—	(4,418)	37,123	6,510
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$—	$(142,916)	$(758,589)	$(904,968)

	For the Year Ended December 31, 2022
	Derivative Instruments	Available-for-Sale Security	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2021	$8,796	$(6,447)	$(154,099)	$(789,521)	$(941,271)
Other comprehensive income (loss) before reclassifications	40,449	—	14,988	(51,557)	3,880
Amounts reclassified from accumulated other comprehensive income (loss)	(26,513)	3,646	613	45,366	23,112
Net change in other comprehensive income (loss)	13,936	3,646	15,601	(6,191)	26,992
Adjustment of accumulated other comprehensive income (loss) to retained earnings	—	2,801	—	—	2,801
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$—	$(138,498)	$(795,712)	$(911,478)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Consolidated Statements of Operations Classification
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Derivative Instruments
Gain on foreign currency forward exchange and other contracts	$21,590	$9,880	$26,500	Cost of sales
Tax effect	49	412	13	Provision/benefit for income taxes
	$21,639	$10,292	$26,513	Net Income
Employee Benefit Plans
Amortization of prior service credit (a)	$1,844	$1,888	$1,883	Other non-operating income/expense, net
Recognized actuarial (loss) (a)	(7,591)	(5,667)	(8,896)	Other non-operating income/expense, net
Curtailment gain (loss) (a)	—	—	326	Other non-operating income/expense, net
Settlement gain (loss) (a)	—	59	(19)	Other non-operating income/expense, net
	(5,747)	(3,720)	(6,706)
Tax effect	1,675	1,580	6,093	Provision/benefit for income taxes
	$(4,072)	$(2,140)	$(613)	Net Income
Currency Translation Adjustments
(Loss) on liquidation of subsidiary	$—	$—	$(45,366)	Other non-operating income/expense, net
Tax effect (b)	—	—	—	Provision/benefit for income taxes
	$—	$—	$(45,366)
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
Currency Translation Adjustments
During 2024, currency translation adjustments resulted in a net other comprehensive loss of $110.5 million, primarily due to the weakening of the Mexican peso, Russian ruble, and Brazilian real against the U.S. dollar.
During 2023, currency translation adjustments resulted in a net other comprehensive gain of $37.1 million, primarily due to the strengthening of the Mexican peso and British pound sterling against the U.S. dollar, partially offset by the weakening of the Russian ruble against the U.S. dollar

During 2022, currency translation adjustments resulted in a net other comprehensive loss of $51.6 million, primarily due to the weakening of the British pound sterling, Euro, and Hong Kong dollar against the U.S. dollar, partially offset by the strengthening of the Mexican peso and Brazilian real against the U.S. dollar. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the accumulated currency translation adjustment related to the foreign entity is reclassified from accumulated other comprehensive loss to earnings. During the fourth quarter of 2022, the liquidation of Mattel's subsidiary in Argentina was substantially complete and as a result, $45.4 million of accumulated currency translation losses were recognized in other non-operating expense, net within the consolidated statement of operations.
Note 8—Leases
The following table summarizes Mattel's right-of-use assets and liabilities and other information about its leases:

	December 31, 2024	December 31, 2023
	(In thousands, except years and percentage information)
Right-of-use assets, net	$326,394	$313,191

Accrued liabilities	74,755	77,254
Noncurrent lease liabilities	278,174	259,548
Total lease liabilities	$352,929	$336,802

Weighted-average remaining lease term	6.4 years	5.7 years

Weighted-average discount rate	6.6%	6.5%
Lease costs for the years ended December 31, 2024, 2023, and 2022 were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Lease costs (a) (b)	$132,899	$127,850	$140,188
(a)    Includes short-term and variable lease costs of approximately $34 million, $36 million, and $47 million for 2024, 2023, and 2022 respectively. Variable lease costs primarily relate to variable components of third-party logistics rental charges, common area maintenance charges, management fees, and taxes.
(b) Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2024, 2023, and 2022, contingent rental expense was not material.
Supplemental information related to leases were as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Cash payments for leases	$95,827	$98,453	$93,465
Right-of-use assets obtained in exchange for new and modified lease liabilities	97,809	71,375	74,199

The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2024:

Years Ending December 31,	Lease Liabilities
(In thousands)
2024	$93,265
2025	83,531
2026	52,535
2027	39,876
2028	35,550
Thereafter	133,715
438,472
Less: imputed interest	(85,543)
$352,929
Mattel has entered into noncancelable lease agreements for premises and equipment to be used in the normal course of business which had not yet commenced as of December 31, 2024. The future minimum obligations related to these agreements is $2.3 million.
Note 9—Share-Based Payments
Mattel Stock Plans
The 2010 Equity and Long-Term Compensation Plan was initially approved by Mattel's stockholders in May 2010, and most recently amended in May 2024 by Mattel's stockholders (the "Amended 2010 Plan").
Under the Amended 2010 Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. The Amended 2010 Plan also contains provisions regarding grants of equity compensation to the non-employee members of the Board of Directors. The Amended 2010 Plan expires on March 21, 2034, except as to any grants then outstanding.
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

The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit as defined therein. At December 31, 2024, there were approximately 27 million shares available for grant under the Amended 2010 Plan if target performance goals are achieved, and approximately 23 million shares available if maximum performance goals are achieved.
Mattel recognized total share-based compensation expense related to stock options, RSUs, and performance awards of $79.4 million, $83.3 million, and $69.1 million during 2024, 2023, and 2022, respectively, which is included in other selling and administrative expenses in the consolidated statements of operations. The income tax benefit related to stock options, RSUs, and performance awards during 2024, 2023, and 2022 was approximately $9 million, $10 million and $9 million, respectively.
As of December 31, 2024, total unrecognized compensation cost related to unvested share-based payments totaled $120.9 million and is expected to be recognized over a weighted-average period of 2.3 years.
Stock Options
Mattel recognized compensation expense of $3.1 million, $6.7 million, and $13.2 million for stock options during 2024, 2023, and 2022, respectively, which is included within other selling and administrative expenses in the consolidated statements of operations.
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
No options were granted during 2024. The weighted-average grant-date fair value of options granted during 2023 and 2022 was $8.91, and $11.18, respectively.
The following weighted-average valuation assumptions were used in determining the fair value of options granted:

	2024	2023	2022
Expected life (in years)	—	6.6	6.4
Risk-free interest rate	—	3.5%	3.1%
Volatility factor	—	44.4%	43.8%
Dividend yield	—	—%	—%
The following is a summary of stock option information and weighted-average exercise prices for Mattel's stock options:

	2024		2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted-average exercise prices)
Outstanding at January 1	11,742	$20.30	17,563	$21.73	19,678	$22.38
Granted	—	—	579	18.00	721	23.41
Exercised	(456)	13.92	(1,751)	15.27	(1,412)	19.65
Forfeited	(48)	21.99	(146)	18.59	(104)	18.13
Canceled	(672)	34.12	(4,503)	27.57	(1,320)	34.94
Outstanding at December 31	10,566	$19.69	11,742	$20.30	17,563	$21.73
Exercisable at December 31	10,045	$19.68	10,544	$20.25	15,531	$22.10
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was approximately $2 million, $9 million and $8 million, during 2024, 2023, and 2022, respectively. At December 31, 2024, options outstanding had an intrinsic value of approximately $18 million with a weighted-average remaining life of 3.5 years. At December 31, 2024, options exercisable had an intrinsic value of approximately $18 million, with a weighted-average remaining life of 3.3 years. Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised, net of taxes during 2024 was approximately $6 million.

At December 31, 2024, stock options vested and expected to vest totaled approximately 11 million shares, with an intrinsic value of approximately $18 million, weighted-average exercise price of $19.69, and weighted-average remaining life of 3.5 years. During 2024, approximately 1 million stock options vested. The total grant-date fair value of stock options vested during 2024, 2023, and 2022 was approximately $6 million, $9 million, and $9 million, respectively.
Restricted Stock Units
Compensation expense recognized related to grants of RSUs was $55.2 million, $48.5 million, and $37.7 million in 2024, 2023, and 2022, respectively, and was included within other selling and administrative expenses in the consolidated statements of operations.
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vesting period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally three years from the date of grant.
The following is a summary of RSU information and weighted-average grant-date fair values for Mattel's RSUs:

	2024		2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	5,174	$20.04	4,503	$21.00	3,855	$17.03
Granted	3,859	18.50	3,479	18.24	2,728	23.20
Vested	(2,388)	20.52	(2,186)	19.18	(1,790)	16.01
Forfeited	(752)	19.22	(622)	19.91	(290)	19.77
Unvested at December 31	5,893	$18.94	5,174	$20.04	4,503	$21.00
At December 31, 2024, RSUs expected to vest totaled approximately 5 million shares, with a weighted-average grant-date fair value of $18.98. The total grant-date fair value of RSUs vested during 2024, 2023, and 2022 was approximately $49 million, $42 million, and $29 million, respectively.
Performance Awards
Compensation expense recognized related to grants of performance awards was $21.2 million, $28.1 million, and $18.2 million during 2024, 2023, and 2022, respectively. Performance awards were comprised of Mattel's long-term incentive program ("LTIP") and a one-time retention award of performance-based restricted stock units (the "Retention Performance Grant").
Mattel had four LTIP performance cycles in place during 2024, which were established by the Compensation Committee of the Board of Directors: (i) a January 1, 2021—December 31, 2023 ("2021 LTIP"), which was completed in the first quarter of 2024 (ii) a January 1, 2022—December 31, 2024 performance cycle ("2022 LTIP"), (ii) a January 1, 2023—December 31, 2025 performance cycle ("2023 LTIP"), and (iii) a January 1, 2024—December 31, 2026 performance cycle ("2024 LTIP"). Under the LTIP performance cycles in place in 2024, officers and key employees may earn shares of Mattel's common stock based on attaining certain cumulative three-year performance targets, which are subject to approvals of the Compensation Committee of the Board of Directors. The ultimate amount of shares earned for these LTIP awards may vary from 0% to 200% of the target number of shares, depending on the cumulative results achieved.
On September 30, 2024, the Retention Performance Grant was granted to Ynon Kreiz, Mattel's Chief Executive Officer, in order to incentivize retention and drive significant stock price performance and market outperformance. The Retention Performance Grant has targeted approximately 0.8 million performance-based restricted stock units granted under the Plan, which was determined based on a target value of $15.0 million divided by the closing price of Mattel's common stock on the grant date. The Retention Performance Grant is 100% performance-based, with 50% of the Retention Performance Grant subject to vesting based on the achievement of the stock price hurdles during the final three years of the five-year performance measurement period, and the remaining 50% of the Retention Performance Grant subject to vesting based on Mattel's relative Total Shareholder Return ("TSR") over the five-year performance measurement period.
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

Mattel determines the fair value of the performance-related components of its performance awards based on the closing market price of Mattel's common stock on the date of grant and determines the fair value of the market-related components of its performance awards based on the Monte Carlo valuation methodology. The LTIP awards cliff-vest at the end of the requisite service period, which typically occurs in the first quarter subsequent to the end of the performance period. Mattel recognizes compensation expense for its LTIP awards on a straight-line basis over the requisite service period, provided that certain cumulative three-year performance targets and other vesting criteria are met. The Retention Performance Grant has a five-year vesting period from September 30, 2024 to September 30, 2029, which will be recognized straight-line over the service period. The weighted-average grant-date fair value of performance awards granted during 2024, 2023, and 2022 was $21.97, $19.44, and $28.39 respectively.
The following weighted-average valuation assumptions were used in determining the fair value of the market-related components of performance awards granted:

	2024	2023	2022
Risk-free interest rate	4.3%	3.8%	2.8%
Volatility factor	36.0%	35.6%	43.4%
Dividend yield	—%	—%	—%
The following is a summary of performance award information and weighted-average grant-date fair values for Mattel's performance awards:

	2024		2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	2,440	$23.01	2,894	$18.77	3,347	$15.52
Granted (a)(b)	1,776	21.98	1,954	16.42	1,440	21.35
Vested	(765)	22.91	(2,189)	11.93	(1,823)	14.89
Forfeited	(199)	21.73	(219)	18.96	(70)	17.26
Unvested at December 31	3,252	$22.55	2,440	$23.01	2,894	$18.77
(a)During 2024, Mattel granted 0.8 million shares as part of the Retention Performance Grant, 1.0 million shares as part of the 2024 LTIP, and issued less than 0.1 million incremental shares under the 2021 LTIP based on the final earnout of the 2021 performance cycle, which are included in the weighted average grant-date fair value. During 2023, Mattel granted 1.2 million shares as part of its 2023 LTIP and issued 0.8 million incremental shares under the 2020 LTIP based on the final earnout of the 2020 performance cycle, which are included in the weighted average grant-date fair value. During 2022, Mattel granted 0.7 million shares as part of its 2022 LTIP and issued 0.8 million incremental shares under the 2019 LTIP based on the final earnout of the 2019 performance cycle, which are included in the weighted average grant-date fair value.
(b)The number of shares granted for the Retention Performance Grant, the 2024 LTIP, the 2023 LTIP, and the 2022 LTIP, represents the aggregate target numbers of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to performance awards that would be issued if performance goals are achieved at the maximum number of shares are approximately 4 million, 2 million, and 1 million for 2024, 2023, and 2022, respectively.
At December 31, 2024, performance awards expected to vest totaled approximately 2 million shares, with a weighted-average grant-date fair value of $21.10. The total grant-date fair value of performance awards vested during 2024, 2023, and 2022 was approximately $18 million, $26 million, and $27 million, respectively.

Note 10—Earnings Per Share
The following table reconciles basic and diluted earnings per common share:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands, except per share amounts)
Basic:
Net income	$541,817	$214,352	$393,913
Weighted-average number of common shares	340,435	353,588	353,792
Basic net income per common share	$1.59	$0.61	$1.11

Diluted:
Net income	$541,817	$214,352	$393,913
Weighted-average number of common shares	340,435	353,588	353,792
Dilutive share-based awards (a)	2,901	3,524	5,820
Weighted-average number of common and potential common shares	343,336	357,112	359,612
Diluted net income per common share	$1.58	$0.60	$1.10
(a)    Share-based awards totaling 7.5 million, 10.4 million and 10.6 million were excluded from the calculation of diluted net income per common share for the years ended December 31, 2024, 2023, and 2022 respectively, because their effect would be antidilutive.
Note 11—Fair Value Measurements
The following tables present information about Mattel's assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$22,031	$—	$22,031

Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,337	$—	$2,337

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$2,828	$—	$2,828

Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$9,564	$—	$9,564
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
The estimated fair value of Mattel's long-term debt was $2.27 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2024 and $2.23 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2023. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
Note 12—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of December 31, 2024 and 2023, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $628 million and $609 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2024	December 31, 2023
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$17,290	$2,198
Foreign currency forward exchange and other contracts	Other noncurrent assets	2,775	52
Total Derivatives Designated as Hedging Instruments		$20,065	$2,250
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,966	$578
Total Derivatives Not Designated as Hedging Instruments		$1,966	$578
		$22,031	$2,828

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2024	December 31, 2023
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,370	$7,520
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	65	1,575
Total Derivatives Designated as Hedging Instruments		$1,435	$9,095
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$902	$449
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	—	20
Total Derivatives Not Designated as Hedging Instruments		$902	$469
		$2,337	$9,564
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Year Ended			Statements of Operations Classification
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Foreign Currency Forward Exchange Contracts:
Amount of gains (losses) recognized in OCI	$39,409	$(15,903)	$40,449
Amount of gains reclassified from accumulated OCI to the consolidated statements of operations	21,639	10,292	26,513	Cost of sales

The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2024, 2023, and 2022, respectively, were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated As Hedging Instruments
	For the Year Ended			Statements of Operations Classification
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$8,404	$19,939	$(7,833)	Other non-operating income/expense, net
The net Gains (Losses) recognized in the consolidated statements of operations during 2024, 2023, and 2022, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
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
Licensing and similar agreements in effect at December 31, 2024 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2025	$94,643
2026	30,720
2027	26,414
2028	1,660
2029	500
Thereafter	—
$153,937
Royalty expense for 2024, 2023, and 2022 was $244.1 million, $249.8 million, and $230.8 million, respectively.
The following table shows the future minimum obligations for purchases of inventory, services, and other items as of December 31, 2024:

Other Purchase Obligations
(In thousands)
2025	$298,690
2026	95,789
2027	42,181
2028	16,460
2029	6,693
Thereafter	29,573
$489,386

Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel's workers' compensation, general, automobile, product liability, and property risks. For the year ended December 31, 2024, Far West insured the first $1.0 million per occurrence for workers' compensation risks, the first $0.5 million per occurrence for general and automobile liability risks, the first $2.0 million per occurrence for product liability losses occurring prior to February 1, 2020, and the first $5.0 million per occurrence for product liability risks thereafter, and up to $1.0 million per occurrence for property risks. Various insurance companies that have an "A" or better AM Best rating at the time the policies are purchased reinsured Mattel's risk in excess of the amounts insured by Far West. Mattel's liability for workers' compensation, general, automobile, product liability, and property claims at December 31, 2024 and 2023 totaled $12.0 million and $12.2 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel's estimate of the aggregate liability for claims incurred.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of December 31, 2024, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits filed between April 2019 and October 2019 are pending against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits allege that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits propose nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions have been consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the U.S. federal courts' Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a class-wide basis. In October 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs' petition to appeal the denial of certification of the damages and injunctive relief classes. On July 24, 2024, the parties filed a settlement agreement with the court to resolve this litigation. On August 9, 2024, the settlement was preliminarily approved by the court. A final approval hearing is scheduled for February 28, 2025. As of December 31, 2024, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Twenty-seven additional lawsuits filed between April 2019 and September 2024 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to twenty-seven children. More than thirty lawsuits have been settled and/or dismissed. As of December 31,2024, Mattel assessed its probable loss related to these matters and estimated a liability where appropriate, which is not material. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.

In addition, a stockholder has filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action are certain of Mattel's current and former officers and directors. In August 2021, a second similar derivative action was filed in the Court of Chancery for the State of Delaware (Armon v. Bradley, et al., filed August 30, 2021). The parties have reached a settlement in principle of this litigation, which is subject to approval by the court. As of December 31, 2024, Mattel has determined that a recovery of prior losses in this matter is probable and has accrued for the estimated amount, which is not material.
The lawsuits seek compensatory damages, punitive damages, statutory damages, restitution, disgorgement, attorneys' fees, costs, interest, declaratory relief, and/or injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and intends to vigorously defend against them.
Litigation Related to the Fisher-Price Snuga Swings
Purported class action lawsuits against Fisher-Price, Inc. and Mattel, Inc. were filed in United States District Courts for the Western District of New York (Bigelow v. Mattel, Inc., et al., filed October 17, 2024, Wall v. Mattel, Inc., et al., filed October 25, 2024, and Spencer v. Fisher-Price, Inc., et al., filed February 14, 2025), and the Central District of California (Shahbaz v. Fisher-Price, Inc., et al., filed October 24, 2024, and Gates, et al. v. Fisher-Price, Inc., et al. filed November 18, 2024). The two lawsuits filed in the Central District of California have since been transferred to the Western District of New York. The lawsuits assert claims for false advertising, breach of contract, breach of warranty, fraud, negligence, and other claims in connection with the marketing and sale of Fisher-Price Snuga Swings (the "Swings"). In general, the lawsuits allege that the Swings were falsely marketed and sold as safe for infant use, particularly infant sleep, and failed to disclose a risk of suffocation. The lawsuits propose nationwide and several state consumer classes comprised of those who purchased Swings.
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys' fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.
Note 14—Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers.
Segment Data
In the first quarter of 2024, Mattel implemented an organizational change that resulted in the American Girl business being integrated into Mattel's North America commercial organization. Such integration resulted in a change to Mattel's operating and reportable segments. Mattel's reportable segments are: (i) North America; and (ii) International. The prior period amounts have been reclassified to conform to the current period presentation. The North America and International segments sell products across Mattel's categories, although some products are developed and adapted for particular international markets, and American Girl products are sold only in North America.
Mattel's reportable segments are aligned to the structure used by its Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), to allocate resources and assess performance. Mattel's CODM evaluates segment performance based on each segment’s gross profit and operating income. The CODM also uses these metrics in the annual budgeting and quarterly forecasting process to inform decisions about allocating capital and other resources to each segment.
The following tables present information regarding Mattel's statement of operations information by segment. The corporate and other category includes operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Year Ended December 31, 2024
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$3,168,069	$2,211,477	$5,379,546	$—	$5,379,546
Cost of Sales (a)	1,602,047	1,137,859	2,739,906	(94,428)	2,645,478
Gross Profit	1,566,022	1,073,618	2,639,640	94,428	2,734,068
Advertising and promotion expenses	245,037	262,284	507,321	—	507,321
Other selling and administrative expenses (b)	480,997	422,357	903,354	629,111	1,532,465
Operating Income (Loss)	839,988	388,977	1,228,965	(534,683)	694,282
Interest expense				118,774	118,774
Interest (income)				(51,478)	(51,478)
Other non-operating expense, net				4,481	4,481
Income before income taxes					$622,505
(a)Cost of sales included severance and other restructuring charges of approximately $4 million recorded to corporate and other.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $44 million, $(4) million, $151 million, and $79 million, respectively, which were recorded in corporate and other.

	For the Year Ended December 31, 2023
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$3,210,436	$2,230,783	$5,441,219	$—	$5,441,219
Cost of Sales (a)	1,723,162	1,233,055	2,956,217	(98,714)	2,857,503
Gross Profit	1,487,274	997,728	2,485,002	98,714	2,583,716
Advertising and promotion expenses	251,738	273,048	524,786	—	524,786
Other selling and administrative expenses (b)	447,793	425,596	873,389	623,882	1,497,271
Operating Income (Loss)	787,743	299,084	1,086,827	(525,168)	561,659
Interest expense				123,786	123,786
Interest (income)				(25,238)	(25,238)
Other non-operating (income), net				(2,293)	(2,293)
Income before income taxes					$465,404
(a)Cost of sales included impact of severance and other restructuring activities of approximately $(1) million recorded to corporate and other.
(b)Other selling and administrative expenses included severance and other restructuring charges, inclined sleeper product recall litigation charges, incentive compensation, and share-based compensation of approximately $61 million, $18 million, $138 million, and $83 million respectively, which were recorded in corporate and other.

	For the Year Ended December 31, 2022
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$3,214,686	$2,220,001	$5,434,687	$—	$5,434,687
Cost of Sales (a)	1,758,890	1,212,288	2,971,178	(17,843)	2,953,335
Gross Profit	1,455,796	1,007,713	2,463,509	17,843	2,481,352
Advertising and promotion expenses	255,540	278,715	534,255	—	534,255
Other selling and administrative expenses (b)	434,190	433,158	867,348	404,234	1,271,582
Operating Income (Loss)	766,066	295,840	1,061,906	(386,391)	675,515
Interest expense				132,818	132,818
Interest (income)				(9,398)	(9,398)
Other non-operating expense, net (c)				47,760	47,760
Income before income taxes					$504,335
(a)Cost of sales included severance and other restructuring charges of approximately $2 million, $1 million, and $8 million allocated to North America, International, and corporate and other, respectively.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, and share-based compensation of approximately $26 million, $(1) million, and $69 million respectively, which were recorded in corporate and other.
(c)Other non-operating expense, net included $45.4 million of currency translation losses recognized as a result of Mattel's liquidation of its subsidiary in Argentina, which was substantially completed in 2022.
The following tables present information regarding depreciation and amortization by segment, as well as assets by segment.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Depreciation and Amortization by Segment
North America	$94,282	$97,456	$98,085
International	54,611	59,876	58,683
	148,893	157,332	156,768
Corporate and other	19,070	20,012	25,411
Depreciation and amortization	$167,963	$177,344	$182,179
Segment assets were comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Assets by Segment
North America	$757,552	$845,113	$837,730
International	651,738	735,236	756,830
	1,409,290	1,580,349	1,594,560
Corporate and other	95,620	73,087	159,725
Accounts receivable and inventories, net	$1,504,910	$1,653,436	$1,754,285

Geographic Information
The tables below present information by geographic area. Net sales were attributed to countries based on location of customer. Long-lived assets included property, plant, and equipment, net, and right-of-use assets, net.

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Net Sales by Geographic Area
North America Region (a)	$3,168,069	$3,210,436	$3,214,686
International Region
EMEA	1,240,444	1,241,483	1,324,435
Latin America	608,218	658,018	590,963
Asia Pacific	362,815	331,282	304,603
Total International Region	2,211,477	2,230,783	2,220,001
Net sales	$5,379,546	$5,441,219	$5,434,687

	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Long-Lived Assets
North America Region (b)	$415,213	$337,527	$327,418
International Region	427,230	441,187	460,394
Consolidated total	$842,443	$778,714	$787,812
(a)Net sales for the North America Region included net sales attributable to the United States of $3.02 billion, $3.05 billion, and $3.04 billion for 2024, 2023, and 2022, respectively.
(b)Long-lived assets for the North America Region included long-lived assets attributable to the United States of $399.4 million, $319.3 million, and $309.0 million for 2024, 2023, and 2022, respectively.
Major Customers
In 2024, net sales to Mattel's three largest customers accounted for 44% of worldwide consolidated net sales. In 2024, net sales to Walmart, Target, and Amazon were $1.17 billion, $0.68 billion, and $0.51 billion, respectively. In 2023, net sales to Mattel's three largest customers accounted for 44% of worldwide consolidated net sales. In 2023, net sales to Walmart, Target, and Amazon were $1.13 billion, $0.67 billion, and $0.60 billion, respectively. In 2022, net sales to Mattel's three largest customers accounted for 43% of worldwide consolidated net sales. In 2022, net sales to Walmart, Target, and Amazon were $0.95 billion, $0.76 billion, and $0.64 billion, respectively.
The North America segment sells products to each of Mattel's three largest customers. The International segment sells products to Walmart and Amazon.
Note 15—Restructuring Charges
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

In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Cost of sales (a)	$4,275	$—
Other selling and administrative expenses (b)	44,884	25,296
	$49,159	$25,296
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2023	Charges (a)	Payments/Utilization	Liability at December 31, 2024
	(In thousands)
Severance	$25,096	$45,875	$(38,310)	$32,661
Other restructuring charges (a)	—	3,284	(3,274)	10
	$25,096	$49,159	$(41,584)	$32,671

	Liability at December 31, 2022	Charges (a)	Payments/Utilization	Liability at December 31, 2023
	(In thousands)
Severance	$—	$25,296	$(200)	$25,096
Other restructuring charges	—	—	—	—
	$—	$25,296	$(200)	$25,096
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.
As of December 31, 2024, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $74 million, which included approximately $2 million of non-cash charges. Total expected cash expenditures are approximately $130 to $165 million and total non-cash charges are expected to be up to $5 million.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. During 2023 and 2022, Mattel recorded severance and other restructuring charges of $32.3 million and $23.6 million, respectively, within other selling and administrative expenses and $(1.3) million and $10.7 million, respectively, within cost of sales in the consolidated statement of operations in connection with the OFG program.
During 2023, Mattel executed actions to further streamline its organizational structure that were not included in the OFG program. In connection with these actions, Mattel recorded severance charges of $3.4 million within other selling and administrative expenses in the consolidated statement of operations.

Note 16—Income Taxes
Consolidated pre-tax income consists of the following:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
U.S. operations	$250,455	$150,361	$221,149
Foreign operations	372,050	315,043	283,186
Consolidated pre-tax income excluding equity method investments	$622,505	$465,404	$504,335
The provision for current and deferred income taxes consists of the following:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Current
Federal	$40,647	$8,256	$—
State	5,888	4,669	2,359
Foreign	76,562	79,843	62,278
	123,097	92,768	64,637
Deferred
Federal	(15,645)	(24,711)	55,805
State	(2,463)	1,986	2,440
Foreign	637	199,432	12,969
	(17,471)	176,707	71,214
Provision for income taxes	$105,626	$269,475	$135,851

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

	December 31, 2024	December 31, 2023
	(In thousands)
Tax credit carryforwards	$20,007	$41,550
Research and development expenses	129,836	104,582
Net operating loss carryforwards	87,398	77,321
Interest expense	50,214	65,045
Allowances and reserves	127,473	116,148
Deferred compensation	71,880	63,458
Postretirement benefits	19,138	22,741
Lease liabilities	83,301	81,604
Other	45,819	35,624
Gross deferred income tax assets	635,066	608,073
Intangible assets	(167,607)	(167,336)
Right-of-use assets	(75,266)	(75,076)
Other	(42,026)	(37,259)
Gross deferred income tax liabilities	(284,899)	(279,671)
Deferred income tax asset valuation allowances	(97,661)	(85,352)
Net deferred income tax assets	$252,506	$243,050
Net deferred income tax assets are reported in the consolidated balance sheets as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Deferred income tax assets	$296,862	$299,157
Other noncurrent liabilities	(44,356)	(56,107)
	$252,506	$243,050
As of December 31, 2024, Mattel had U.S. federal and foreign loss carryforwards totaling $363.1 million and U.S. federal, state, and foreign tax credit carryforwards of $20.1 million, which excludes carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel's loss and tax credit carryforwards expire in the following periods:

	Loss Carryforward	Tax Credit Carryforward
	(In thousands)
2025–2029	$8,752	$—
Thereafter	41,481	3,607
No expiration date	312,897	16,473
	$363,130	$20,080
In 2024, Mattel recognized a net income tax benefit of $34.8 million related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group IP rights transfer and establishment of certain U.S. deferred tax assets.
In 2023, Mattel completed an intra-group transfer of certain IP rights, resulting in a net tax expense of $161.4 million related to the write-down of certain foreign deferred tax assets and establishment of certain U.S. deferred tax assets, resulting in a reduction in intangible deferred tax assets and deferred tax liabilities and an increase in research and development deferred tax assets.

Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. Changes in the valuation allowances in 2022 primarily related to utilization and expiration of tax attributes and currency fluctuations. As of December 31, 2022, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $16 million and $74 million, respectively. Changes in the valuation allowances in 2023 primarily related to changes in assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes, and currency fluctuations. As of December 31, 2023, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $14 million and $71 million, respectively. Changes in the valuation allowances in 2024 primarily related to changes in assessment of the future realizability of certain deferred tax assets, utilization and expiration of tax attributes. As of December 31, 2024, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $12 million and $85 million, respectively. As of December 31, 2024 and 2023, Mattel has recorded net deferred tax assets of $252.5 million and $243.1 million, respectively.
Differences between the provision for income taxes at the U.S. federal statutory income tax rate and the provision in the consolidated statements of operations are as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Provision at U.S. federal statutory rate	$130,726	$97,735	$105,910
Differences resulting from:
Changes in valuation allowances	13,362	2,343	—
Foreign earnings taxed at different rates, including foreign losses without benefit	(9,111)	(12,480)	18,138
Foreign-derived intangible income	(8,006)	(364)	(1,261)
Tax related to pass-through income	5,125	3,869	5,340
Non deductible executive compensation	5,941	7,248	5,141
State and local taxes, net of U.S. federal benefit	7,711	8,480	5,027
Adjustments to previously accrued taxes	5,553	9,943	(9,471)
Tax on undistributed earnings of foreign subsidiaries	1,100	(1,000)	10,600
Research and development tax credit	(6,163)	(7,248)	(5,487)
Discrete tax impact related to intra-group IP transfer	(34,762)	161,388	—
Other	(5,850)	(439)	1,914
Provision for income taxes	$105,626	$269,475	$135,851
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

A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Unrecognized tax benefits at January 1	$129,970	$114,057	$118,781
Increases for positions taken in current year	9,123	5,855	5,034
Increases for positions taken in a prior year	12,715	18,831	8,037
Decreases for positions taken in a prior year	(7,983)	(4,841)	(7,315)
Decreases for settlements with taxing authorities	(2,940)	(273)	(1,236)
Decreases for lapses in the applicable statute of limitations	(6,032)	(3,659)	(9,244)
Unrecognized tax benefits at December 31	$134,853	$129,970	$114,057
Of the $134.9 million of unrecognized tax benefits as of December 31, 2024, $107.7 million would impact the effective tax rate if recognized, $10.0 million would result in an increase in the valuation allowance, and $17.2 million would result in an offset with a non-current asset account.
Mattel recognized a net increase of interest and penalties of $1.7 million in 2024, a net increase of $1.5 million in 2023, and a net decrease of $5.3 million in 2022, related to unrecognized tax benefits, which are reflected in the provision for income taxes in the consolidated statements of operations. As of December 31, 2024, Mattel accrued $19.0 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of December 31, 2023, Mattel accrued $17.3 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized. As of December 31, 2022, Mattel accrued $15.9 million in interest and penalties related to unrecognized tax benefits, all of which would impact the effective tax rate if recognized.
In the normal course of business, Mattel is regularly audited by U.S. federal, state, local and foreign tax authorities. Mattel remains subject to IRS examination for the 2021 through 2024 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various jurisdictions, including California for the 2019 through 2024 tax years and New York for the 2021 through 2024 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in various foreign jurisdictions including Hong Kong for the 2018 through 2024 tax years, Mexico for the 2019 through 2024 tax years, Netherlands for the 2020 through 2024 tax years, and China for the 2020 through 2024 tax years. Based on the current status of U.S. federal, state, local, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $15.2 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of certain issues with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
Mattel has recorded a deferred tax liability of $22.1 million related to undistributed earnings of certain foreign subsidiaries of $0.56 billion as of December 31, 2024. During 2024, Mattel reported a distribution of foreign earnings to the United States for which taxes had been previously provided. Taxes have not been provided on approximately $1.16 billion of undistributed foreign U.S. GAAP retained earnings. The determination of any incremental tax liability associated with these earnings is not practicable due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution. Mattel will remit reinvested earnings of its foreign subsidiaries for which a deferred tax liability has been recorded when Mattel determines that it is advantageous for business operations or cash management purposes.

Note 17—Supplemental Financial Information

	December 31, 2024	December 31, 2023
	(In thousands)
Inventories included the following:
Finished goods	$406,977	$478,707
Raw materials and work in process	94,755	92,902
	$501,732	$571,609

Accrued liabilities included the following:
Incentive compensation	$157,669	$143,091
Advertising and promotion	120,290	102,217
Royalties	80,754	86,475
Lease liabilities	74,755	77,254

	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(In thousands)
Currency transaction gains (losses) included in:
Operating income	$(15,691)	$(14,921)	$(15,544)
Other non-operating income/expense, net	5,073	1,545	(11,550)
Currency transaction losses, net	$(10,618)	$(13,376)	$(27,094)

Other selling and administrative expenses included the following:
Design and development	$194,069	$198,603	$195,451
Identifiable intangible asset amortization	31,314	37,893	37,602
Bad debt expense, net	2,940	(1,502)	18,279

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures
Principal Executive Officer and Principal Financial Officer Certifications

Appearing as exhibits to this report are certifications of Mattel's principal executive officer and Mattel's principal financial officer. The certifications are required to be made by Rule 13a-14 or Rule 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). This item contains the information about the evaluation that is referred to in the certifications, and the information set forth below in this Item 9A should be read in conjunction with the certifications for a more complete understanding of the certifications.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures are not effective as of December 31, 2024 due to a material weakness in Mattel's internal control over financial reporting, as further described in Management's Report on Internal Control Over Financial Reporting, which is included in Item 8 "Financial Statements and Supplementary Data" of this report and incorporated herein by reference.

Management's Report on Internal Control Over Financial Reporting

The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Management's Report on Internal Control Over Financial Reporting, included in Item 8 "Financial Statements and Supplementary Data" of this report.

Completed Remediation Actions

As previously disclosed in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified that software program change monitoring controls were not effectively designed to detect inappropriate changes to certain information technology systems. During 2024, management designed and implemented new controls to address the identified deficiency. During the quarter ended December 31, 2024, management completed its testing of the operating effectiveness of these controls and concluded that the deficiency had been remediated.

Remaining Remediation Actions

During the quarter ended December 31, 2024, management completed the design of new user access provisioning and review controls for certain systems. Additional time is required to test the operating effectiveness of these controls to demonstrate the effectiveness of the remediation efforts for those systems. Additionally, management recently identified a similar control deficiency involving the execution of user access provisioning and review controls within certain other systems. The material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Report of Independent Registered Public Accounting Firm

The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Item 8 "Financial Statements and Supplementary Data" of this report.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Corporate Governance at Mattel—Proposal 1—Election of Directors"; "Corporate Governance at Mattel—Board Structure—Board Committees—Audit Committee"; "Compensation at Mattel—Executive Officers"; "Compensation at Mattel—Compensation Discussion and Analysis—Important Policies, Governance, and Guidelines—Insider Trading Policy"; and, to the extent applicable, "Stock Ownership and Reporting —Delinquent Section 16(a) Reports" in the Mattel 2025 Proxy Statement to be filed with the SEC within 120 days of December 31, 2024 (the "Proxy Statement").

Mattel has adopted the Mattel Code of Conduct (the "Code of Conduct"), which satisfies the listing rules of the Nasdaq Stock Market LLC ("Nasdaq") regarding "code of conduct" and satisfies the SEC rules regarding disclosure of a "code of ethics" for the Chief Executive Officer, Chief Financial Officer, and Controller. The Code of Conduct is publicly available on Mattel's corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop TWR15-E, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated "code of ethics" that applies to the Chief Executive Officer, Chief Financial Officer, or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations, and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors' corporate governance guidelines and the charters of its Audit, Compensation, and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.

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
 2.    Financial Statement Schedule for the Years Ended December 31, 2024, 2023, and 2022
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."
3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-05647	4.0	February 25, 2020
4.1	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.2	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.3	Indenture, dated as of November 20, 2019, by and among the Issuer, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	November 20, 2019
4.4	Indenture, dated as of March 19, 2021, by and among the Issuer, and U.S. Bank National Association, as Trustee, related to Mattel, Inc.'s 3.375% Senior Notes due 2026	8-K	001-05647	4.1	March 19, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.5	Indenture, dated as of March 19, 2021, by and among the Issuer, and U.S. Bank National Association, as Trustee, related to Mattel, Inc.'s 3.750% Senior Notes due 2029	8-K	001-05647	4.2	March 19, 2021
4.6	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.7	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.8	Form of 5.875% Senior Notes due 2027	8-K	001-05647	4.2	November 20, 2019
4.9	Form of 3.375% Senior Notes due 2026	8-K	001-05647	4.3	March 19, 2021
4.10	Form of 3.750% Senior Notes due 2029	8-K	001-05647	4.4	March 19, 2021
10.0	Revolving Credit Agreement, dated as of July 15, 2024, among Mattel, Inc., as the borrower, Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto	8-K	001-05647	10.1	July 16, 2024
10.1+	Form of Indemnification Agreement	8-K	001-05647	10.1	December 21, 2020
10.2+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.3+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz's long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.4+	Letter Agreement between Mattel, Inc. and Yoon Hugh, dated April 15, 2019, regarding an offer of employment for the position of Senior Vice President and Corporate Controller	8-K	001-05647	10.1	April 19, 2019
10.5+	Letter Agreement between Mattel, Inc. and Roberto Isaias, dated February 1, 2020, regarding relocation from Mexico to Mattel's California headquarters	10-K	001-05647	10.22	February 25, 2021
10.6+	Letter Agreement between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020, regarding an offer of employment for the position of Executive Advisor and Chief Financial Officer	8-K	001-05647	10.1	June 23, 2020
10.7+	Letter Agreement between Mattel, Inc. and Jonathan Anschell, dated December 5, 2020, regarding an offer of employment for the position of EVP, Chief Legal Officer, and Secretary	10-K	001-05647	10.26	February 25, 2021
10.8+	Letter Agreement between Mattel, Inc. and Karen Ancira, dated April 18, 2024, regarding an offer of employment for the position of Executive Vice President and Chief People Officer	10-Q	001-05647	10.1	July 30, 2024
10.9+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.10+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.11+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.12+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.13+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.14+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.15+	Amendment No. 4 to the DCPEP	10-Q	001-05647	10.5	August 10, 2020
10.16+	Amendment No. 5 to the DCPEP	10-K	001-05647	10.34	February 25, 2021
10.17+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.18+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.19+	Mattel, Inc. Amended and Restated Executive Severance Plan B (the "Executive Severance Plan B")	8-K	001-05647	10.1	March 24, 2023
10.20+	Form of Participation Letter Agreement under the Mattel, Inc. Amended and Restated Executive Severance Plan B applicable to Ynon Kreiz and Anthony DiSilvestro	8-K	001-05647	10.2	March 24, 2023
10.21+	Form of Participation Letter Agreement under the Mattel, Inc. Amended and Restated Executive Severance Plan B	8-K	001-05647	10.3	March 24, 2023
10.22+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	8-K	001-05647	10.1	June 4, 2024
10.23+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.24+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.50	February 25, 2021
10.25+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.51	February 25, 2021
10.26+	Form of Grant Agreement for grants of RSUs to employees under the 2010 Plan	10-K	001-05647	10.52	February 25, 2021
10.27+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.53	February 25, 2021
10.28+	Form of Grant Agreement for July 31, 2015 grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.9	October 27, 2015
10.29+	Form of Grant Agreement for August 1, 2017 grants of NQSOs to employees under the 2010 Plan	10-K	001-05647	10.55	February 25, 2021
10.30+	Form of Grant Agreement for July 31, 2020 grants of NQSOs to employees under the 2010 Plan	10-K	001-05647	10.56	February 25, 2021
10.31+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.32+	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based restricted stock units ("Performance Units") to senior executives under the 2010 Plan	10-K	001-05647	10.59	February 25, 2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.33+	Form of Grant Agreement for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.60	February 25, 2021
10.34+	Form of Grant Agreement for Performance-Based Restricted Stock Units for Ynon Kreiz under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan	8-K	001-05647	10.1	September 13, 2024
19.1*	Mattel, Inc. Insider Trading Policy
21.0*	Subsidiaries of the Registrant as of December 31, 2024
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 25, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 25, 2025, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 25, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.0*	Mattel, Inc. Rule 10D-1 Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (embedded within the Inline XBRL Document)
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
(c) Financial Statement Schedule
See Item (a)(2) above.
Copies of this Annual Report on Form 10-K (including Exhibit 24.0) and Exhibits 21.0, 23.0, 31.0, 31.1, and 32.0 are available to stockholders of Mattel without charge. Written requests should be sent to: Secretary, Mail Stop TWR15-E, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012.

Item 16.    Form 10-K Summary.
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant
By:	/s/ ANTHONY DISILVESTRO
Anthony DiSilvestro Chief Financial Officer
Date: February 25, 2025

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

Signature	Title	Date

/S/ YNON KREIZ	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2025
Ynon Kreiz

/S/ ANTHONY DISILVESTRO	Chief Financial Officer (Principal Financial Officer)	February 25, 2025
Anthony DiSilvestro

/S/ YOON HUGH	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2025
Yoon Hugh

/S/ ADRIANA CISNEROS	Director	February 25, 2025
Adriana Cisneros

/S/ DIANA FERGUSON	Director	February 25, 2025
Diana Ferguson

/S/ JULIUS GENACHOWSKI	Director	February 25, 2025
Julius Genachowski

/S/ PROF. NOREENA HERTZ	Director	February 25, 2025
Prof. Noreena Hertz

/S/ SOREN LAURSEN	Director	February 25, 2025
Soren Laursen

/S/ ROGER LYNCH	Director	February 25, 2025
Roger Lynch

/S/ DOMINIC NG	Director	February 25, 2025
Dominic Ng

/S/ DR. JUDY OLIAN	Director	February 25, 2025
Dr. Judy Olian

/S/ DAWN OSTROFF	Director	February 25, 2025
Dawn Ostroff

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	(Reductions) Additions Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Credit Losses:
Year Ended December 31, 2024	$8,751	$2,940		$(3,477)	(a)	$8,214
Year Ended December 31, 2023	27,603	(1,502)		(17,350)	(a)	8,751
Year Ended December 31, 2022	10,668	18,279		(1,344)	(a)	27,603
Income Tax Valuation Allowances:
Year Ended December 31, 2024	$85,352	$19,876	(b)	$(7,567)	(c)	$97,661
Year Ended December 31, 2023	89,841	215,915	(b)	(220,404)	(c)	85,352
Year Ended December 31, 2022	99,233	3,412	(b)	(12,804)	(c)	89,841
(a)Includes write-offs, recoveries of previous write-offs, and currency translation adjustments.
(b)For the year ended December 31, 2024, the additions primarily represent the establishment of a valuation allowance of $14.2 million on certain foreign deferred tax assets during the fourth quarter of 2024 related to losses without benefit. For the year ended December 31, 2023, the additions primarily represent the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets during the third quarter of 2023 resulting from the intragroup transfer of certain IP rights and increases related to losses and credits without benefit. For the years ended December 31, 2022, the additions represent increases related to losses and credits without benefit. See Item 8 "Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements – Income Taxes" for additional details.
(c)For the year ended December 31, 2024, the deductions primarily related to projected utilization of loss carryforwards and credits and the reversal of the valuation allowances on certain state and foreign deferred tax assets. For the year ended December 31, 2023, the deductions primarily represent the subsequent write-off of the $212.4 million of foreign deferred tax assets that were reserved for in the third quarter of 2023 and projected utilization of loss carryforwards. For the year ended December 31, 2022, the deductions primarily included projected utilization of loss carryforwards and credits. See Item 8 "Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements – Income Taxes" for additional details.