Form 10-Q
period 2025-03-31
MATTEL INC /DE/
filed 2025-05-06
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of April 21, 2025: 322.9 million shares

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors or combination of factors, many of which are beyond Mattel's control, may cause actual future results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products in a timely and cost-effective manner; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) tariffs, trade restrictions, or trade barriers, which depending on the effective date and duration of such measures, changes in the amount, scope, and nature of such measures in the future, any countermeasures that the target countries may take, and any mitigating actions that may become available, could increase Mattel's product costs and other costs of doing business, and other changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, trade policies, product safety, or sustainability, which may also increase Mattel's product costs and other costs of doing business, and in each case reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the Russia-Ukraine war and geopolitical developments in the Middle East) or terrorist activities, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence, non-fungible tokens, and cryptocurrency; (xxii) an inability to remediate the material weakness in Mattel's internal control over financial reporting, or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal control; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"), Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024	December 31, 2024
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,243,696	$1,130,223	$1,387,908
Accounts receivable, net of allowances for credit losses of $7.9 million, $8.7 million, and $8.2 million, respectively	633,310	673,270	1,003,178
Inventories	658,420	669,335	501,732
Prepaid expenses and other current assets	251,097	262,668	234,099
Total current assets	2,786,523	2,735,496	3,126,917
Noncurrent Assets
Property, plant, and equipment, net	515,890	452,220	516,049
Right-of-use assets, net	315,818	308,456	326,394
Goodwill	1,385,063	1,383,757	1,381,721
Deferred income tax assets	304,059	304,240	296,862
Identifiable intangible assets, net	355,902	384,306	360,563
Other noncurrent assets	543,185	496,897	535,578
Total Assets	$6,206,440	$6,065,372	$6,544,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$318,315	$315,346	$398,983
Accrued liabilities	813,422	768,840	878,710
Income taxes payable	15,047	14,925	38,030
Total current liabilities	1,146,784	1,099,111	1,315,723
Noncurrent Liabilities
Long-term debt	2,335,442	2,331,078	2,334,351
Noncurrent lease liabilities	263,993	256,200	278,174
Other noncurrent liabilities	330,641	353,671	351,711
Total noncurrent liabilities	2,930,076	2,940,949	2,964,236
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,792,404	1,772,154	1,780,259
Treasury stock at cost: 118.5 million shares, 97.3 million shares, and 111.4 million shares, respectively	(2,721,165)	(2,306,258)	(2,566,929)
Retained earnings	3,563,559	3,033,780	3,603,878
Accumulated other comprehensive loss	(946,587)	(915,733)	(994,452)
Total stockholders' equity	2,129,580	2,025,312	2,264,125
Total Liabilities and Stockholders' Equity	$6,206,440	$6,065,372	$6,544,084
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited; in thousands, except per share amounts)
Net Sales	$826,629	$809,508
Cost of sales	418,533	420,638
Gross Profit	408,096	388,870
Advertising and promotion expenses	70,198	71,441
Other selling and administrative expenses	390,878	352,947
Operating Loss	(52,980)	(35,518)
Interest expense	29,234	30,059
Interest (income)	(15,952)	(17,282)
Other non-operating expense, net	13,040	5,613
Loss Before Income Taxes	(79,302)	(53,908)
(Benefit) from income taxes	(30,565)	(20,790)
(Income) from equity method investments	(8,418)	(4,837)
Net Loss	$(40,319)	$(28,281)
Net Loss Per Common Share - Basic	$(0.12)	$(0.08)
Weighted-average number of common shares	327,493	346,888
Net Loss Per Common Share - Diluted	$(0.12)	$(0.08)
Weighted-average number of common and potential common shares	327,493	346,888
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited; in thousands)
Net Loss	$(40,319)	$(28,281)
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	53,618	(17,946)
Employee benefit plan adjustments	1,285	2,198
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(9,223)	13,224
Reclassification adjustments included in net income	2,185	(8,241)
	(7,038)	4,983
Other Comprehensive Income (Loss), Net of Tax	47,865	(10,765)
Comprehensive Income (Loss)	$7,546	$(39,046)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net loss	$(40,319)	$(28,281)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation	34,016	34,513
Amortization of intangible assets	7,769	7,823
Share-based compensation	19,904	17,929
Inventory obsolescence	9,032	16,069
Deferred income taxes	(13,100)	(5,157)
Income from equity method investments	(8,418)	(4,837)
Content assets amortization	18,541	14,239
Changes in assets and liabilities:
Accounts receivable, net	378,936	398,921
Inventories	(149,910)	(123,718)
Prepaid expenses and other current assets	(22,727)	(47,835)
Accounts payable, accrued liabilities, and income taxes payable	(181,076)	(226,543)
Content assets spend	(2,733)	(7,161)
Other, net	(25,101)	(10,467)
Net cash flows provided by operating activities	24,814	35,495
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(15,371)	(15,759)
Purchases of other property, plant, and equipment	(20,823)	(14,713)
Proceeds from foreign currency forward exchange contracts, net	3,784	1,829
Other, net	1,088	209
Net cash flows used for investing activities	(31,322)	(28,434)
Cash Flows From Financing Activities:
Share repurchases	(160,000)	(99,999)
Tax withholdings for share-based compensation	(2,208)	(6,165)
Proceeds from stock option exercises	1,668	4,299
Other, net	(1,378)	(29,463)
Net cash flows used for financing activities	(161,918)	(131,328)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	24,214	(6,873)
Change in Cash and Equivalents	(144,212)	(131,140)
Cash and Equivalents at Beginning of Period	1,387,908	1,261,363
Cash and Equivalents at End of Period	$1,243,696	$1,130,223
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2024	$441,369	$1,780,259	$(2,566,929)	$3,603,878	$(994,452)	$2,264,125
Net loss	—	—	—	(40,319)	—	(40,319)
Other comprehensive income, net of tax	—	—	—	—	47,865	47,865
Share repurchases	—	—	(161,440)	—	—	(161,440)
Issuance of treasury stock for stock option exercises	—	(1,151)	2,819	—	—	1,668
Issuance of treasury stock for restricted stock units vesting	—	(6,535)	4,312	—	—	(2,223)
Deferred compensation	—	(73)	73			—
Share-based compensation	—	19,904	—	—	—	19,904
Balance, March 31, 2025	$441,369	$1,792,404	$(2,721,165)	$3,563,559	$(946,587)	$2,129,580

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2023	$441,369	$1,774,911	$(2,224,160)	$3,062,061	$(904,968)	$2,149,213
Net loss	—	—	—	(28,281)	—	(28,281)
Other comprehensive loss, net of tax	—	—	—	—	(10,765)	(10,765)
Share repurchases	—	—	(100,758)	—	—	(100,758)
Issuance of treasury stock for stock option exercises	—	(2,754)	7,053	—	—	4,299
Issuance of treasury stock for restricted stock units vesting	—	(17,932)	11,607	—	—	(6,325)
Share-based compensation	—	17,929	—	—	—	17,929
Balance, March 31, 2024	$441,369	$1,772,154	$(2,306,258)	$3,033,780	$(915,733)	$2,025,312
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     Basis of Presentation
The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments, consisting of only those of a normal recurring nature, considered necessary for a fair statement of the financial position and interim results of Mattel, Inc. and its subsidiaries ("Mattel") as of and for the periods presented have been included.
The December 31, 2024 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in the 2024 Annual Report on Form 10-K.
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $7.9 million, $8.7 million, and $8.2 million as of March 31, 2025, March 31, 2024, and December 31, 2024, respectively.
3.     Inventories
Inventories included the following:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Raw materials and work in process	$110,617	$97,116	$94,755
Finished goods	547,803	572,219	406,977
	$658,420	$669,335	$501,732
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Land	$42,558	$19,590	$42,584
Buildings	352,744	312,034	350,920
Machinery and equipment	614,004	623,141	605,311
Software	234,823	233,655	234,699
Tools, dies, and molds	486,670	495,158	476,551
Leasehold improvements	107,924	119,777	107,139
Construction in progress	61,065	39,266	62,130
	1,899,788	1,842,621	1,879,334
Less: accumulated depreciation	(1,383,898)	(1,390,401)	(1,363,285)
	$515,890	$452,220	$516,049

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
5.     Goodwill and Identifiable Intangible Assets, Net
Goodwill
Mattel's reporting units are (i) North America, which consists of the United States and Canada, (ii) International, and (iii) American Girl. Goodwill related to the American Girl reporting unit is included in the North America operating segment. Mattel's reportable segments are: (i) North America and (ii) International. Certain components of the operating segments have been aggregated into a single reporting unit as the components have similar economic characteristics. The similar economic characteristics include the nature of the products, the nature of the production processes, the customers, and the manner in which the products are distributed. Mattel tests its goodwill for impairment annually in the third quarter and whenever events or changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value.
The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2025 is shown below. Goodwill is allocated to reporting units at the acquisition date based upon the expected benefits to those reporting units, thereby causing foreign currency translation impact.

	December 31, 2024	Currency Exchange Rate Impact	March 31, 2025
	(In thousands)
North America	$732,995	$927	$733,922
International	441,155	2,415	443,570
American Girl	207,571	—	207,571
	$1,381,721	$3,342	$1,385,063
Identifiable Intangible Assets, Net
Mattel's identifiable intangible assets, net consisted of the following:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Identifiable intangibles	$803,872	$800,092	$798,655
Less: accumulated amortization	(447,970)	(415,786)	(438,092)
	$355,902	$384,306	$360,563
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three months ended March 31, 2025 and 2024.
6.     Accrued Liabilities
Accrued liabilities included the following:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Incentive compensation	$166,016	$155,228	$157,699
Lease liabilities	80,808	76,976	74,755
Royalties	55,174	34,942	80,754
Advertising and promotion	54,505	57,082	120,290

7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of each of March 31, 2025, March 31, 2024, and December 31, 2024 were $69.7 million, $53.4 million, and $69.2 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
The Credit Agreement contains customary covenants, including, but not limited to, (a) restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions and (b) the requirement that the obligations of Mattel under the Credit Facility be guaranteed by any existing or future direct or indirect domestic subsidiary of Mattel that guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million, subject to certain customary exceptions. As of March 31, 2025, no subsidiaries of Mattel were required to guarantee the Credit Facility.
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
As of March 31, 2025, Mattel was in compliance with all covenants contained in the Credit Agreement. Mattel had no borrowings outstanding under the Credit Facility and no other short-term borrowings outstanding as of March 31, 2025 and December 31, 2024. Under the prior credit facility, Mattel had no borrowings outstanding and no other short-term borrowings outstanding as of March 31, 2024. Outstanding letters of credit under the Credit Facility totaled approximately $9 million as of March 31, 2025 and December 31, 2024. Outstanding letters of credit under the prior credit facility totaled approximately $9 million as of March 31, 2024.
The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.     Long-Term Debt
Long-term debt included the following:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(14,558)	(18,922)	(15,649)
	2,335,442	2,331,078	2,334,351
Less: current portion	—	—	—
Total long-term debt	$2,335,442	$2,331,078	$2,334,351
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
10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$(139,663)	$(869,096)	$(994,452)
Other comprehensive income (loss) before reclassifications	(9,223)	37	53,618	44,432
Amounts reclassified from accumulated other comprehensive income (loss)	2,185	1,248	—	3,433
Net change in other comprehensive income (loss)	(7,038)	1,285	53,618	47,865
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2025	$7,269	$(138,378)	$(815,478)	$(946,587)

	For the Three Months Ended March 31, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$(142,916)	$(758,589)	$(904,968)
Other comprehensive income (loss) before reclassifications	13,224	1,493	(17,946)	(3,229)
Amounts reclassified from accumulated other comprehensive income (loss)	(8,241)	705	—	(7,536)
Net change in other comprehensive income (loss)	4,983	2,198	(17,946)	(10,765)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2024	$1,520	$(140,718)	$(776,535)	$(915,733)
The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2025	March 31, 2024	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
(Loss) gain on foreign currency forward exchange and other contracts	$(2,188)	$8,225	Cost of sales
Tax effect	3	16	Provision/benefit from income taxes
	$(2,185)	$8,241	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$450	$461	Other non-operating income/expense, net
Recognized actuarial loss (a)	(2,092)	(1,895)	Other non-operating income/expense, net
	(1,642)	(1,434)
Tax effect	394	729	Provision/benefit from income taxes
	$(1,248)	$(705)	Net income/loss
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the three months ended March 31, 2025, currency translation adjustments resulted in a net gain of $53.6 million, primarily due to the strengthening of the Russian ruble and British pound sterling against the U.S. dollar.
During the three months ended March 31, 2024, currency translation adjustments resulted in a net loss of $17.9 million, due to the general strengthening of the U.S. dollar against most currencies, including the Chilean peso and Russian ruble. The losses were partially offset by the strengthening of the Mexican peso against the U.S. dollar.

11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024	Statements of Operations Classification
	(In thousands)
Currency transaction gains, net	$930	$118	Operating income/expense
Currency transaction (losses) gains, net	(10,435)	714	Other non-operating income/expense, net
Currency transaction (losses) gains, net	$(9,505)	$832

12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of March 31, 2025, March 31, 2024, and December 31, 2024, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $881 million, $683 million, and $628 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2025	March 31, 2024	December 31, 2024
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$7,423	$4,631	$17,290
Foreign currency forward exchange and other contracts	Other noncurrent assets	553	423	2,775
Total Derivatives Designated as Hedging Instruments		$7,976	$5,054	$20,065
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$586	$3,511	$1,966
Total Derivatives Not Designated as Hedging Instruments		$586	$3,511	$1,966
		$8,562	$8,565	$22,031

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2025	March 31, 2024	December 31, 2024
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$3,749	$4,389	$1,370
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	905	47	65
Total Derivatives Designated as Hedging Instruments		$4,654	$4,436	$1,435
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,438	$173	$902
Total Derivatives Not Designated as Hedging Instruments		$1,438	$173	$902
		$6,092	$4,609	$2,337

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	March 31, 2025	March 31, 2024	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (losses) gains recognized in OCI	$(9,223)	$13,224
Amount of (losses) gains reclassified from accumulated OCI to the consolidated statements of operations	(2,185)	8,241	Cost of sales

The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three months ended March 31, 2025 and 2024 were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	March 31, 2025	March 31, 2024	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$1,869	$5,063	Other non-operating income/expense, net

The net gains and losses recognized in the consolidated statements of operations during the three months ended March 31, 2025 and March 31, 2024, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
13.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2025, March 31, 2024, and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$8,562	$—	$8,562
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$6,092	$—	$6,092

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$8,565	$—	$8,565
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$4,609	$—	$4,609

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$22,031	$—	$22,031
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,337	$—	$2,337
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
The estimated fair value of Mattel's long-term debt was $2.28 billion (compared to a carrying amount of $2.35 billion) as of March 31, 2025, $2.26 billion (compared to a carrying amount of $2.35 billion) as of March 31, 2024, and $2.27 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2024. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.

14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands, except per share amounts)
Basic:
Net loss	$(40,319)	$(28,281)
Weighted-average number of common shares	327,493	346,888
Basic net loss per common share	$(0.12)	$(0.08)

Diluted:
Net loss	$(40,319)	$(28,281)
Weighted-average number of common shares	327,493	346,888
Dilutive share-based awards (a)	—	—
Weighted-average number of common and potential common shares	327,493	346,888
Diluted net loss per common share	$(0.12)	$(0.08)
(a)For the three months ended March 31, 2025 and March 31, 2024, 9.3 million and 10.4 million share-based awards, respectively, were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2024 Annual Report on Form 10-K.
The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Service cost	$830	$859
Interest cost	5,080	5,053
Expected return on plan assets	(4,369)	(4,681)
Amortization of prior service cost	49	48
Recognized actuarial loss	2,165	1,943
Net periodic benefit cost	$3,755	$3,222

The components of Mattel's net periodic benefit credit for postretirement benefit plans were as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Interest cost	$36	$45
Amortization of prior service credit	(499)	(509)
Recognized actuarial gain	(73)	(48)
Net periodic benefit credit	$(536)	$(512)
Mattel's service cost component is recorded within operating loss while other components of net periodic benefit costs for defined benefit pension and postretirement benefit plans are recorded within other non-operating expense, net.
During the three months ended March 31, 2025, Mattel made cash contributions totaling approximately $9 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2025, Mattel expects to make additional cash contributions of approximately $12 million.
16.     Share-Based Payments
Mattel has various stock compensation plans, which are described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Share-Based Payments" in the 2024 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than ten years from the grant date. Stock options, RSUs, and performance awards related to Mattel's long-term incentive program generally provide for vesting over, or at the end of, a period of three years from the grant date. On September 30, 2024, a one-time retention performance award was granted to Ynon Kreiz, Mattel's Chief Executive Officer, which vests over a period of five years from the grant date, subject to potential acceleration upon certain qualifying terminations of employment.
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards, was as follows:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Stock option compensation expense	$578	$1,046
RSU compensation expense	13,487	12,248
Performance award compensation expense	5,839	4,635
	$19,904	$17,929
As of March 31, 2025, total unrecognized compensation expense related to unvested share-based payments totaled $103.6 million and is expected to be recognized over a weighted-average period of 2.2 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $1.7 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively.

17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Design and development	$46,793	$47,610
Identifiable intangible asset amortization	7,769	7,823
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Cost of sales (a)	$1,621	$2,213
Other selling and administrative expenses (b)	17,760	7,518
	$19,381	$9,731
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2024	Charges	Payments/Utilization	Liability at March 31, 2025
	(In thousands)
Severance	$32,661	$17,744	$(5,354)	$45,051
Other restructuring charges (a)	10	1,637	(1,635)	12
	$32,671	$19,381	$(6,989)	$45,063

	Liability at December 31, 2023	Charges	Payments/Utilization	Liability at March 31, 2024
	(In thousands)
Severance	$25,096	$9,229	$(1,536)	$32,789
Other restructuring charges (a)	—	502	(502)	—
	$25,096	$9,731	$(2,038)	$32,789
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing facilities.

As of March 31, 2025, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $94 million, which included approximately $2 million of non-cash charges. Total expected cash expenditures are approximately $115 to $140 million and total non-cash charges are expected to be up to $5 million.
19.     Income Taxes
Mattel's benefit from income taxes was $30.6 million for the three months ended March 31, 2025, compared to $20.8 million for the three months ended March 31, 2024. The increase in benefit from income taxes was driven by higher loss before income taxes and higher discrete income tax benefits in the first three months of 2025. During the three months ended March 31, 2025, Mattel recognized a net discrete tax benefit of $11.4 million, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings. During the three months ended March 31, 2024, Mattel recognized a net discrete income tax benefit of $8.4 million, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group intellectual property rights transfer, partially offset by interest related to unrecognized tax benefits.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the first quarter of 2025, there were no material changes to Mattel's valuation allowance.
In the normal course of business, Mattel is regularly audited by U.S. federal, state, local, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $15.1 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of March 31, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits were filed between April 2019 and October 2019 against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits alleged that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits proposed nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions were consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the U.S. federal courts' Multi-District Litigation program. In June 2022, the court denied the plaintiffs' motion to certify damages and injunctive relief classes under New York law, but granted plaintiffs' request to certify a New York issue class to resolve two issues on a class-wide basis. In October 2022, the United States Court of Appeals for the Second Circuit denied plaintiffs' petition to appeal the denial of certification of the damages and injunctive relief classes. On July 24, 2024, the parties filed a settlement agreement with the court to resolve this litigation. In August 2024, the court preliminarily approved, and Mattel paid, the settlement amount, which was not material. On February 28, 2025, the court granted final approval of the settlement.
Twenty-five products liability lawsuits filed between April 2019 and September 2024 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to twenty-five children. More than thirty lawsuits have been settled and/or dismissed. As of March 31, 2025, Mattel assessed its probable loss related to these matters and has accrued an estimated liability where appropriate, which is not material. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
In addition, a stockholder filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action included certain of Mattel's current and former officers and directors. In August 2021, a second similar derivative action was filed in the Court of Chancery for the State of Delaware (Armon v. Bradley, et al., filed August 30, 2021). The parties reached a settlement in principle of this litigation, which was approved by the court on April 1, 2025. As of March 31, 2025, Mattel has determined that a recovery of prior losses in this matter is probable and has accrued for the estimated amount, which is not material.
The lawsuits seek compensatory damages, punitive damages, statutory damages, restitution, disgorgement, attorneys' fees, costs, interest, declaratory relief, and/or injunctive relief. As noted above, Mattel has reached settlements in some of these lawsuits, and in the ongoing cases, Mattel believes that it has substantial defenses to the allegations made and intends to vigorously defend against them.
Insurance Litigation
On January 6, 2023, Mattel, Inc. and Fisher-Price, Inc. filed a lawsuit against their products liability insurers in the Superior Court of the State of Delaware seeking a declaratory judgment regarding the obligations of the insurers to defend and indemnify Mattel for the Sleeper products liability lawsuits. On March 28, 2025, the court issued a summary judgment ruling which determined, among other things, that the Sleeper products liability claims constitute a single occurrence under Mattel’s insurance policies, and that each claim is allocated to the policy year in which the incident occurred. As of March 31, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Litigation Related to the Fisher-Price Snuga Swings
A number of putative class action lawsuits were filed against Fisher-Price, Inc. and Mattel, Inc. between October 2024 and February 2025 asserting claims for false advertising, breach of contract, breach of warranty, fraud, negligence, and other claims in connection with the marketing and sale of Fisher-Price Snuga Swings (the "Swings"). In general, the lawsuits allege that the Swings were falsely marketed and sold as safe for infant use, particularly infant sleep, and failed to disclose a risk of suffocation. The lawsuits propose nationwide and several state consumer classes comprised of those who purchased the Swings. The lawsuits have been consolidated before a single judge in the United States District Court for the Western District of New York.
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys' fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and intends to vigorously defend against them. As of March 31, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

21.     Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers.
Segment Data
Mattel's reportable segments are (i) North America and (ii) International. The North America and International segments sell products across Mattel's categories, although some products are developed and adapted for particular international markets, and American Girl products are sold only in North America.
Mattel's reportable segments are aligned to the structure used by its Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), to allocate resources and assess performance. Mattel's CODM evaluates segment performance based on each segment's gross profit and operating income. The CODM also uses these metrics in the annual budgeting and quarterly forecasting process to inform decisions about allocating capital and other resources to each segment.
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

	For the Three Months Ended March 31, 2025
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$491,365	$335,264	$826,629	$—	$826,629
Cost of sales (a)	256,293	175,522	431,815	(13,282)	418,533
Gross Profit	235,072	159,742	394,814	13,282	408,096
Advertising and promotion expenses	38,586	31,612	70,198	—	70,198
Other selling and administrative expenses (b)	113,415	104,810	218,225	172,653	390,878
Operating Income (Loss)	83,071	23,320	106,391	(159,371)	(52,980)
Interest expense				29,234	29,234
Interest (income)				(15,952)	(15,952)
Other non-operating expense, net				13,040	13,040
Loss Before Income Taxes					$(79,302)
(a)Cost of sales included severance and other restructuring charges of approximately $2 million recorded to corporate and other.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $21 million, $14 million, $24 million, and $20 million, respectively, which were recorded in corporate and other.

	For the Three Months Ended March 31, 2024
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$477,786	$331,722	$809,508	$—	$809,508
Cost of sales (a)	257,144	184,080	441,224	(20,586)	420,638
Gross Profit	220,642	147,642	368,284	20,586	388,870
Advertising and promotion expenses	34,715	36,726	71,441	—	71,441
Other selling and administrative expenses (b)	112,936	101,646	214,582	138,365	352,947
Operating Income (Loss)	72,991	9,270	82,261	(117,779)	(35,518)
Interest expense				30,059	30,059
Interest (income)				(17,282)	(17,282)
Other non-operating expense, net				5,613	5,613
Loss Before Income Taxes					$(53,908)
(a)Cost of sales included severance and other restructuring charges of approximately $2 million recorded to corporate and other.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $6 million, $4 million, $26 million, and $18 million, respectively, which were recorded in corporate and other.

The following tables present information regarding depreciation and amortization by segment, as well as assets by segment.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Depreciation and Amortization by Segment
North America	$22,873	$23,843
International	13,860	13,698
	36,733	37,541
Corporate and other	5,052	4,795
Depreciation and amortization	$41,785	$42,336
Segment assets were comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Assets by Segment
North America	$646,211	$686,694	$757,552
International	519,192	566,572	651,738
	1,165,403	1,253,266	1,409,290
Corporate and other	126,327	89,339	95,620
Accounts receivable, net and inventories	$1,291,730	$1,342,605	$1,504,910
Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Net Sales by Geographic Area
North America	$491,365	$477,786
International
EMEA	197,105	185,239
Latin America	64,601	79,651
Asia Pacific	73,558	66,832
Total International	335,264	331,722
Net sales	$826,629	$809,508
22.     New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures on an annual basis for specific categories in the rate reconciliation and disclosure of income taxes paid by jurisdiction. The guidance in ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Mattel is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.

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
Infant, Toddler, and Preschool is further divided into three subcategories. The first subcategory is Fisher-Price, the power brand, which includes the core Infant, Little People, and Newborn product lines, as well as the recently launched Fisher-Price Wood product line. The second subcategory is Preschool Entertainment, which includes owned IP such as Thomas & Friends and Barney, Mattel's character based Imaginext line, and partner entertainment brands. The third subcategory is Baby Gear and Power Wheels, in which Mattel is strategically out-licensing or exiting certain product lines.

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
Recent Developments
Mattel's net sales in the first quarter of 2025 increased 2% compared to the first quarter of 2024. Gross margin expanded to 49.4% in the first quarter of 2025 compared to 48.0% in the first quarter of 2024, with benefits from lower inventory management costs, the OPG program, and favorable foreign currency exchange, partially offset by cost inflation. Additionally, Mattel ended the first quarter with a cash balance of $1.24 billion, compared to $1.13 billion in the first quarter of 2024 after $460.0 million of share repurchases during the trailing twelve months.
The United States has recently announced changes to its global trade policy, including significant tariffs on imports from China, Vietnam, Mexico, Canada, and other countries. These actions, and retaliatory tariffs imposed by other countries on U.S. goods and exports, have led to significant volatility and uncertainty in global markets.
New or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the United States, could further impact or exacerbate these conditions. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and on the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs, potential changes to existing tariffs, and whether additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on Mattel's business. While the situation remains fluid, Mattel is continuing to evaluate these developments and taking actions designed to mitigate the anticipated cost impact on its business, such as further diversifying its supply chain, optimizing product sourcing and product mix, and taking pricing actions where necessary.
Mattel is operating in an uncertain macro-economic environment with significant volatility that may impact consumer demand. To the extent the macro-economic environment worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2024 Annual Report and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion regarding potential impacts on Mattel's business.

Results of Operations—First Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the first quarter of 2025 and 2024:

	For the Three Months Ended				Year/Year Change
	March 31, 2025		March 31, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$826.6		$809.5		2%
Cost of sales	418.5	50.6%	420.6	52.0%	-1%	(140)
Gross profit	408.1	49.4%	388.9	48.0%	5%	140
Advertising and promotion expenses	70.2	8.5%	71.4	8.8%	-2%	(30)
Other selling and administrative expenses	390.9	47.3%	352.9	43.6%	11%	370
Operating loss	(53.0)	-6.4%	(35.5)	-4.4%	49%	(200)
Interest expense	29.2	3.5%	30.1	3.7%	-3%	(20)
Interest (income)	(16.0)	-1.9%	(17.3)	-2.1%	-8%	20
Other non-operating expense, net	13.0		5.6
Loss before income taxes	(79.3)	-9.6%	(53.9)	-6.7%	47%	(290)
(Benefit) from income taxes	(30.6)		(20.8)
(Income) from equity method investments	(8.4)		(4.8)
Net loss	$(40.3)	-4.9%	$(28.3)	-3.5%	43%	(140)
Sales
Net sales in the first quarter of 2025 were $826.6 million, an increase of $17.1 million, or 2%, as compared to $809.5 million in the first quarter of 2024. The increase in net sales was primarily due to an increase in gross billings of $25.2 million, partially offset by an increase in sales adjustments of $8.1 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2025	March 31, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$296.6	$294.5	1%	-2%
Infant, Toddler, and Preschool	126.4	135.0	-6%	-2%
Vehicles	308.5	297.7	4%	-2%
Action Figures, Building Sets, Games, and Other	192.7	171.7	12%	-1%
Gross Billings	$924.2	$898.9	3%	-2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$173.8	$177.5	-2%	-2%
Hot Wheels	268.8	258.1	4%	-2%
Fisher-Price	90.1	93.4	-3%	-2%
Other	391.5	370.0	6%	-2%
Gross Billings	$924.2	$898.9	3%	-2%
Gross billings were $924.2 million in the first quarter of 2025, an increase of $25.2 million, or 3%, as compared to $898.9 million in the first quarter of 2024, with an unfavorable impact from changes in currency exchange rates of two percentage points. The increase in gross billings was primarily due to higher billings of Action Figures, Building Sets, Games, and Other, Vehicles, and Dolls products, partially offset by lower billings of Infant, Toddler, and Preschool products.
Dolls gross billings increased 1%, of which 2% was due to higher billings of Disney Princess products and 2% was due to higher billings of Wicked products, partially offset by lower billings of Trolls products of 2% and lower billings of Barbie products of 1%.
Infant, Toddler, and Preschool gross billings decreased 6%, of which 8% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Vehicles gross billings increased 4%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 12%, of which 19% was due to higher billings of Action Figures products, primarily due to higher billings of Minecraft and Jurassic World products in advance of their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 8%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $97.5 million in the first quarter of 2025, from $89.4 million in the first quarter of 2024. Sales adjustments as a percentage of net sales increased to 11.8% in the first quarter of 2025, as compared to 11.0% in the first quarter of 2024. The increase in sales adjustments as a percentage of net sales was primarily due to higher promotional activities.

Cost of Sales
Cost of sales decreased by $2.1 million, or 1%, to $418.5 million in the first quarter of 2025 from $420.6 million in the first quarter of 2024. Within cost of sales, product and other costs decreased by $8.8 million, or 3%, to $310.3 million in the first quarter of 2025 from $319.1 million in the first quarter of 2024. Royalty expense increased by $6.4 million, or 18%, to $42.5 million in the first quarter of 2025 from $36.1 million in the first quarter of 2024. Freight and logistics expenses were relatively consistent at $65.7 million in the first quarter of 2025, as compared to $65.5 million in the first quarter of 2024.
Gross Margin
Gross margin increased to 49.4% in the first quarter of 2025 from 48.0% in the first quarter of 2024. The increase in gross margin was primarily due to lower inventory management costs and other of 130 basis points, primarily lower inventory obsolescence and close-out sales, and incremental realized savings from the OPG program of 110 basis points, partially offset by cost inflation of 100 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales were relatively consistent at 8.5% in the first quarter of 2025, as compared to 8.8% in the first quarter of 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $390.9 million, or 47.3% of net sales, in the first quarter of 2025, an increase of $37.9 million, as compared to $352.9 million, or 43.6% of net sales, in the first quarter of 2024. The increase in other selling and administrative expenses was primarily due to higher severance and restructuring charges of $15.1 million, higher expenses related to inclined sleeper product recall litigation of $10.4 million, higher employee compensation of $10.0 million, and higher outside services spend and other administrative expenses of $8.2 million, partially offset by realized savings from cost savings programs of $9.5 million.
Interest Expense
Interest expense was $29.2 million in the first quarter of 2025, relatively flat as compared to $30.1 million in the first quarter of 2024.
Interest Income
Interest income was $16.0 million in the first quarter of 2025, relatively flat as compared to $17.3 million in the first quarter of 2024.
Benefit from Income Taxes
Mattel's benefit from income taxes was $30.6 million in the first quarter of 2025, compared to $20.8 million in the first quarter of 2024. The increase in benefit from income taxes was driven by higher loss before income taxes and higher discrete income tax benefits in the first three months of 2025. During the three months ended March 31, 2025, Mattel recognized a net discrete tax benefit of $11.4 million, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings. During the three months ended March 31, 2024, Mattel recognized a net discrete income tax benefit of $8.4 million, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group intellectual property rights transfer of $10.1 million, partially offset by interest related to unrecognized tax benefits.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. During the first quarter of 2025, there were no material changes to Mattel's valuation allowance.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2025	March 31, 2024
	(In millions, except percentage information)
Net Sales	$491.4	$477.8	3%	—%
Segment Operating Income	83.1	73.0	14%
Net sales for the North America segment in the first quarter of 2025 were $491.4 million, an increase of $13.6 million, or 3%, as compared to $477.8 million in the first quarter of 2024. The increase in net sales was primarily due to an increase in gross billings of $19.6 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2025	March 31, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$172.4	$164.7	5%	—%
Infant, Toddler, and Preschool	80.1	80.5	—%	—%
Vehicles	149.5	150.2	—%	—%
Action Figures, Building Sets, Games, and Other	123.9	111.0	12%	—%
Gross Billings	$526.0	$506.4	4%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$92.4	$92.4	—%	—%
Hot Wheels	125.5	126.8	-1%	—%
Fisher-Price	58.1	53.7	8%	—%
Other	250.0	233.5	7%	—%
Gross Billings	$526.0	$506.4	4%	—%
Gross billings for the North America segment were $526.0 million in the first quarter of 2025, an increase of $19.6 million, or 4%, as compared to $506.4 million in the first quarter of 2024. The increase in the North America segment gross billings was due to higher billings of Action Figures, Building Sets, Games, and Other, and Dolls products.
Dolls gross billings increased 5%, of which 2% was due to higher billings of Wicked products and 2% was due to higher billings of Disney Princess products, partially offset by lower billings of Trolls products of 2%.
Infant, Toddler, and Preschool gross billings were flat year-over-year, with lower billings of Baby Gear and Power Wheels products of 11%, substantially offset by higher billings of Preschool Entertainment products of 6% and higher billings of Fisher-Price products of 5%.
Vehicles gross billings were flat year-over-year.
Action Figures, Building Sets, Games, and Other gross billings increased 12%, of which 22% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in advance of their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 8% and lower billings of Games products of 3%.
Sales adjustments increased to $34.6 million in the first quarter of 2025 from $28.6 million in the first quarter of 2024. Sales adjustments as a percentage of net sales increased to 7.0% in the first quarter of 2025, as compared to 6.0% in the first quarter of 2024. The increase in sales adjustments as a percentage of net sales was primarily due to higher promotional activities.

Cost of sales were relatively consistent at $256.3 million in the first quarter of 2025 as compared to $257.1 million in the first quarter of 2024.
Gross margin increased to 47.8% in the first quarter of 2025 from 46.2% in the first quarter of 2024. The increase in gross margin was primarily due to lower inventory management costs of 120 basis points, including lower inventory obsolescence and close-out sales, and incremental realized savings from the OPG program of 110 basis points, partially offset by cost inflation of 70 basis points.
North America segment operating income was $83.1 million in the first quarter of 2025, as compared to $73.0 million in the first quarter of 2024, primarily due to higher gross profit of $14.4 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2025	March 31, 2024
	(In millions, except percentage information)
Net Sales	$335.3	$331.7	1%	-4%
Segment Operating Income	23.3	9.3	152%
Net sales for the International segment in the first quarter of 2025 were $335.3 million, an increase of $3.5 million, or 1%, as compared to $331.7 million in the first quarter of 2024. The increase in net sales was primarily due to an increase in gross billings of $5.7 million, partially offset by an increase in sales adjustments of $2.1 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2025	March 31, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$124.2	$129.8	-4%	-4%
Infant, Toddler, and Preschool	46.3	54.5	-15%	-4%
Vehicles	158.9	147.5	8%	-5%
Action Figures, Building Sets, Games, and Other	68.7	60.7	13%	-4%
Gross Billings	$398.2	$392.5	1%	-4%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$81.4	$85.1	-4%	-3%
Hot Wheels	143.3	131.3	9%	-5%
Fisher-Price	32.1	39.6	-19%	-5%
Other	141.4	136.4	4%	-4%
Gross Billings	$398.2	$392.5	1%	-4%
Gross billings for the International segment were $398.2 million in the first quarter of 2025, an increase of $5.7 million, or 1%, as compared to $392.5 million in the first quarter of 2024, with an unfavorable impact from changes in currency exchange rates of four percentage points. The increase in the International segment gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products, partially offset by lower billings of Infant, Toddler, and Preschool and Dolls products.
Dolls gross billings decreased 4%, of which 3% was due to lower billings of Polly Pocket products and 3% was due to lower billings of Barbie products, partially offset by higher billings of Disney Princess products of 3%.
Infant, Toddler, and Preschool gross billings decreased 15%, of which 14% was due to lower billings of Fisher-Price products.
Vehicles gross billings increased 8%, primarily due to higher billings of Hot Wheels products.

Action Figures, Building Sets, Games, and Other gross billings increased 13%, of which 14% was due to higher billings of Action Figures products, primarily due to higher billings of Minecraft products in advance of its theatrical release in 2025, and 9% was due to higher billings of Games products, partially offset by lower billings of Building Sets products of 9%.
Sales adjustments increased to $62.9 million in the first quarter of 2025 from $60.8 million in the first quarter of 2024. Sales adjustments as a percentage of net sales were relatively consistent at 18.8% in the first quarter of 2025, as compared to 18.3% in the first quarter of 2024.
Cost of sales decreased by $8.6 million, or 5%, to $175.5 million in the first quarter of 2025 from $184.1 million in the first quarter of 2024, primarily due to a decrease in product and other costs of $12.0 million.
Gross margin increased to 47.6% in the first quarter of 2025 from 44.5% in the first quarter of 2024. The increase in gross margin was primarily due to favorable foreign currency exchange of 300 basis points, incremental realized savings from the OPG program of 120 basis points, and lower inventory management costs of 110 basis points, including lower inventory obsolescence and close-out sales, partially offset by cost inflation of 140 basis points and unfavorable mix and other factors of 80 basis points.
International segment operating income was $23.3 million in the first quarter of 2025, as compared to $9.3 million in the first quarter of 2024, primarily due to higher gross profit of $12.1 million and lower advertising and promotion expenses of $5.1 million.
Cost Savings Program
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the Optimizing for Growth program (the "OFG program"), which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel’s global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China, as previously announced in the third quarter of 2023, as well as savings from other previous actions taken in 2023 that were not recognized in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed by 2026, are $200 million. Of the $200 million in targeted annual gross costs savings, approximately 60% is expected to benefit cost of sales and 40% is expected to benefit other selling and administrative expenses. Total cash expenditures under the OPG program are expected to be between $115 and $140 million and total non-cash charges are expected to be up to $5 million.
The costs associated with the OPG program are expected to include the following:

Optimizing for Profitable Growth – Actions	Estimate of Cost
Employee severance	$105 to $120 million
Other restructuring costs	$5 to $10 million
Non-cash charges	up to $5 million
Total estimated severance and other restructuring costs	$110 to $135 million
Investments	$5 to $10 million
Total estimated actions	$115 to $145 million
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	(In millions)
Cost of sales (a)	$1.6	$2.2
Other selling and administrative expenses (b)	17.8	7.5
	$19.4	$9.7

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
As of March 31, 2025, Mattel has recorded cumulative severance and other restructuring charges related to the OPG program of approximately $94 million, which includes approximately $2 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $103 million, which represents approximately 60% benefit to cost of sales, and 40% benefit to other selling and administrative expenses, as of March 31, 2025, in connection with the OPG Program.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, short-term borrowing facilities, including its $1.40 billion Credit Facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $1.24 billion in cash and equivalents at March 31, 2025, $931.2 million was held by foreign subsidiaries, including $68.6 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products, such as tariffs, or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, an inability to comply with its debt covenants and its Credit Facility covenants, or deterioration of Mattel's credit ratings. However, based on Mattel's current business plan and factors known to date, it is expected that existing cash and equivalents, cash flows from operations, availability under the Credit Facility, and access to capital markets will be sufficient to meet working capital, operating expenditure, and other contractual requirements for the next twelve months and in the long-term.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility to meet its short-term liquidity needs. At March 31, 2025, Mattel had no outstanding borrowings under the Credit Facility and approximately $9 million in outstanding letters of credit under the Credit Facility.
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

Cash Flow Activities
Cash flows provided by operating activities were $24.8 million in the first three months of 2025, as compared to $35.5 million in the first three months of 2024. The decrease in cash flows provided by operating activities was primarily due to a decrease in net income, excluding the impact of non-cash items, partially offset by a decrease in cash used for working capital of $14.2 million. The decrease in cash used for working capital is primarily due to $45.5 million of favorable changes in accounts payable and accrued liabilities and $25.1 million of favorable changes in prepaid assets and other current assets, partially offset by $26.2 million of unfavorable changes in inventory and $20.0 million of unfavorable changes in accounts receivable, net.
Cash flows used for investing activities were $31.3 million in the first three months of 2025, as compared to $28.4 million in the first three months of 2024. The increase in cash flows used for investing activities was primarily due to higher capital expenditures of $5.7 million in the first three months of 2025.
Cash flows used for financing activities were $161.9 million in the first three months of 2025, as compared to $131.3 million in the first three months of 2024. The increase in cash flows used for financing activities was primarily due to $60.0 million of higher share repurchases in the first three months of 2025 as compared to the first three months of 2024.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $144.2 million to $1.24 billion at March 31, 2025 from $1.39 billion at December 31, 2024, primarily due to share repurchases of $160.0 million and capital expenditures of $36.2 million, partially offset by cash flows provided by operating activities of $24.8 million during the three months ended March 31, 2025. Mattel's cash and equivalents increased $113.5 million to $1.24 billion at March 31, 2025 from $1.13 billion at March 31, 2024, primarily due to cash flows provided by operating activities of $789.9 million during the trailing twelve months, partially offset by $460.0 million of share repurchases and $208.3 million of capital expenditures during the trailing twelve months.
Accounts receivable decreased $369.9 million to $633.3 million at March 31, 2025 from $1.00 billion at December 31, 2024, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable decreased by $40.0 million to $633.3 million at March 31, 2025 from $673.3 million at March 31, 2024, primarily due to timing of sales and collections.
Inventories increased $156.7 million to $658.4 million at March 31, 2025 from $501.7 million at December 31, 2024, primarily due to seasonal inventory build. Inventories decreased $10.9 million to $658.4 million at March 31, 2025 from $669.3 million at March 31, 2024, primarily due to continued inventory management efforts.
Prepaid expenses and other current assets increased $17.0 million to $251.1 million at March 31, 2025 from $234.1 million at December 31, 2024, primarily due to increases in prepaid insurance of $12.5 million and prepaid income taxes of $10.8 million, partially offset by a decrease in derivative receivables of $11.2 million. Prepaid expenses and other current assets decreased $11.6 million to $251.1 million at March 31, 2025 from $262.7 million at March 31, 2024, primarily due to decreases in prepaid income taxes of $22.3 million.
Accounts payable and accrued liabilities decreased $146.0 million to $1.13 billion at March 31, 2025 from $1.28 billion at December 31, 2024, due to seasonal declines in expenditure levels. Accounts payable and accrued liabilities increased $47.6 million to $1.13 billion at March 31, 2025 from $1.08 billion at March 31, 2024, primarily due to increases in accrued compensation of $24.2 million and accrued royalties of $20.2 million.

A summary of Mattel's capitalization is as follows:

	March 31, 2025		March 31, 2024		December 31, 2024
	(In millions, except percentage information)
Cash and equivalents	$1,243.7		$1,130.2		$1,387.9

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(14.6)		(18.9)		(15.6)
Total debt	2,335.4	52%	2,331.1	54%	2,334.4	51%
Stockholders' equity	2,129.6	48	2,025.3	46	2,264.1	49
Total capitalization (total debt plus stockholders' equity)	$4,465.0	100%	$4,356.4	100%	$4,598.5	100%
Total debt was $2.34 billion at March 31, 2025, and $2.33 billion at December 31, 2024 and March 31, 2024, respectively.
Stockholders' equity decreased $134.5 million to $2.13 billion at March 31, 2025 from $2.26 billion at December 31, 2024, primarily due to share repurchases of $160.0 million and net loss of $40.3 million, partially offset by other comprehensive income of $47.9 million and the impact of share-based compensation on additional paid-in capital of $19.9 million during the first three months of 2025. Stockholders' equity increased $104.3 million to $2.13 billion at March 31, 2025 from $2.03 billion at March 31, 2024, primarily due to net income of $529.8 million and the impact of share-based compensation on additional paid-in capital of $81.4 million during the trailing twelve months, partially offset by share repurchases of $464.2 million and other comprehensive loss of $30.9 million during the trailing twelve months.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2024 Annual Report on Form 10-K and did not materially change during the first three months of 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. The Euro and British pound sterling were the primary currencies that caused foreign currency transaction exposure for Mattel during the first three months of 2025. Mattel seeks to mitigate its foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating loss or other non-operating expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the three months ended March 31, 2025 were related to its net investments in entities having functional currencies denominated in the Russian ruble and British pound sterling.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's first quarter 2025 net sales by approximately 0.2% and would have less than a $0.01 impact to Mattel's net income per share.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Anthony DiSilvestro, Mattel's principal financial officer, concluded that these disclosure controls and procedures are not effective as of March 31, 2025 due to a material weakness in Mattel's internal control over financial reporting, which is more fully described in Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 "Financial Statements and Supplementary Data" in the 2024 Annual Report on Form 10-K.
Remediation Plan
Management is in the process of executing its remediation plan to address the material weakness. During the quarter ended March 31, 2025, management completed the design and implementation of new user access provisioning and review controls for certain systems. Additional time is required to test the operating effectiveness of these and previously implemented controls to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
Other than as provided below, there have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2024 Annual Report on Form 10-K.
Political developments, including trade relations, and/or trade actions could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
Mattel's business is worldwide in scope, and political instability, civil unrest, the deterioration of the political, economic, or social situation in a country in which Mattel has significant sales or operations, or changes to trade policy or the breakdown of trade relations between the United States and a foreign country in which Mattel has significant manufacturing facilities, operations or significant sales, or from which Mattel sources raw materials or components or delivers finished products, could adversely affect Mattel's business, financial condition, and results of operations. A change in trade status between the United States and a foreign country could result in a substantial increase in the import duty of toys manufactured in that foreign country and imported into the United States. For example, the United States has announced significant new tariffs on imports from a wide range of countries, including China, which was followed by retaliatory tariffs by China and a number of countries and a cycle of further retaliatory tariff announcements and trade actions. Certain of the tariffs have been and may be delayed, but others have taken or may take effect. Further, tariffs announced or imposed by the United States could be altered or delayed through actions taken by the administration, bilateral negotiations, judicial orders or congressional action, and tariffs announced or imposed by other countries can be affected by similar developments. These and future changes in tariffs and trade policies by the United States or China, or trade actions by or directed toward other countries, such as Mexico, Vietnam, or Canada, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns, and increased economic or geopolitical risks, any or all of which could adversely impact Mattel's future sales, business, financial condition, and results of operations, perhaps materially or in ways that we cannot predict. For example, diverting more production to, or sourcing from, countries other than China or Mexico, could raise the cost of Mattel products in those markets, and could cause customers in those markets to seek domestic or non-U.S. sources for products that Mattel sells, or to be pressured or incentivized by foreign governments not to purchase goods of U.S. companies, which could adversely impact Mattel's future sales.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2025, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the first quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (In millions)
January 1-31	7,515	$17.98	—	$600.0
February 1-28	7,521,174	21.54	7,408,050	440.0
March 1-31	3,415	19.33	—	440.0
Total	7,532,104	$21.54	7,408,050	$440.0
 ____________________________________
(a)The total number of shares purchased includes 124,054 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. As of March 31, 2025, Mattel had a remaining authorization of $440.0 million under the program. Repurchases under the share repurchase program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
10.1+*	Letter Agreement between Mattel, Inc. and Anthony DiSilvestro, dated January 16, 2025
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: May 5, 2025