Form 10-Q
period 2025-06-30
MATTEL INC /DE/
filed 2025-07-29
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of July 17, 2025: 322.2 million shares.

MATTEL, INC. AND SUBSIDIARIES

(Cautionary Note Regarding Forward-Looking Statements)
Mattel cautions investors that this Quarterly Report on Form 10-Q includes forward-looking statements, which are statements that relate to the future and are, by their nature, uncertain. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors or combination of factors, many of which are beyond Mattel's control, may cause actual future results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products in a timely and cost-effective manner; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) tariffs, trade restrictions, or trade barriers, which depending on the effective date and duration of such measures, changes in the amount, scope, and nature of such measures in the future, any countermeasures that the target countries may take, and any mitigating actions that may become available, could increase Mattel's product costs and other costs of doing business, and other changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, trade policies, product safety, or sustainability, which may also increase Mattel's product costs and other costs of doing business, and in each case reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the Russia-Ukraine war and geopolitical developments in the Middle East) or terrorist activities, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence, non-fungible tokens, and cryptocurrency; (xxii) an inability to remediate the material weakness in Mattel's internal control over financial reporting, or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal control; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"), Part II, Item 1A "Risk Factors" in Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024	December 31, 2024
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$870,452	$722,410	$1,387,908
Accounts receivable, net of allowances for credit losses of $8.6 million, $8.5 million, and $8.2 million, respectively	792,495	839,419	1,003,178
Inventories	867,898	776,863	501,732
Prepaid expenses and other current assets	268,196	265,678	234,099
Total current assets	2,799,041	2,604,370	3,126,917
Noncurrent Assets
Property, plant, and equipment, net	527,264	444,879	516,049
Right-of-use assets, net	313,769	292,362	326,394
Goodwill	1,392,093	1,383,406	1,381,721
Deferred income tax assets	307,068	293,748	296,862
Identifiable intangible assets, net	354,226	376,668	360,563
Other noncurrent assets	555,434	510,387	535,578
Total Assets	$6,248,895	$5,905,820	$6,544,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$598,873	$—	$—
Accounts payable	419,478	377,092	398,983
Accrued liabilities	703,493	628,330	878,710
Income taxes payable	4,210	5,741	38,030
Total current liabilities	1,726,054	1,011,163	1,315,723
Noncurrent Liabilities
Long-term debt	1,737,660	2,332,169	2,334,351
Noncurrent lease liabilities	264,875	243,206	278,174
Other noncurrent liabilities	348,447	346,149	351,711
Total noncurrent liabilities	2,350,982	2,921,524	2,964,236
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,756,671	1,755,660	1,780,259
Treasury stock at cost: 119.1 million shares, 101.5 million shares, and 111.4 million shares, respectively	(2,726,182)	(2,379,419)	(2,566,929)
Retained earnings	3,616,911	3,090,640	3,603,878
Accumulated other comprehensive loss	(916,910)	(935,117)	(994,452)
Total stockholders' equity	2,171,859	1,973,133	2,264,125
Total Liabilities and Stockholders' Equity	$6,248,895	$5,905,820	$6,544,084
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,018,562	$1,079,728	$1,845,191	$1,889,237
Cost of sales	499,611	548,992	918,144	969,631
Gross Profit	518,951	530,736	927,047	919,606
Advertising and promotion expenses	79,124	73,719	149,322	145,160
Other selling and administrative expenses	361,328	373,810	752,206	726,757
Operating Income	78,499	83,207	25,519	47,689
Interest expense	29,354	29,984	58,588	60,044
Interest (income)	(12,365)	(12,398)	(28,317)	(29,680)
Other non-operating (income) expense, net	(1,417)	6,110	11,623	11,721
Income (loss) Before Income Taxes	62,927	59,511	(16,375)	5,604
Provision (benefit) from income taxes	16,211	9,196	(14,355)	(11,594)
(Income) from equity method investments	(6,636)	(6,545)	(15,053)	(11,381)
Net Income	$53,352	$56,860	$13,033	$28,579
Net Income Per Common Share - Basic	$0.16	$0.17	$0.04	$0.08
Weighted-average number of common shares	323,529	342,200	325,505	344,555
Net Income Per Common Share - Diluted	$0.16	$0.17	$0.04	$0.08
Weighted-average number of common and potential common shares	325,532	344,409	328,504	347,359
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited; in thousands)
Net Income	$53,352	$56,860	$13,033	$28,579
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	61,940	(23,381)	115,558	(41,327)
Employee benefit plan adjustments	1,285	249	2,570	2,447
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(44,639)	9,828	(53,862)	23,052
Reclassification adjustments included in net income	11,091	(6,080)	13,276	(14,321)
	(33,548)	3,748	(40,586)	8,731
Other Comprehensive Income (Loss), Net of Tax	29,677	(19,384)	77,542	(30,149)
Comprehensive Income (Loss)	$83,029	$37,476	$90,575	$(1,570)

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$13,033	$28,579
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	68,719	68,645
Amortization of intangible assets	15,653	15,640
Share-based compensation	38,624	37,763
Inventory obsolescence	14,405	20,978
Deferred income taxes	(10,771)	(569)
Income from equity method investments	(15,053)	(11,381)
Content assets amortization	36,251	40,714
Changes in assets and liabilities:
Accounts receivable, net	238,999	223,377
Inventories	(327,702)	(255,907)
Prepaid expenses and other current assets	(18,476)	(60,024)
Accounts payable, accrued liabilities, and income taxes payable	(277,044)	(295,704)
Content assets spend	(9,327)	(14,446)
Other, net	(42,579)	(15,070)
Net cash flows used for operating activities	(275,268)	(217,405)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(31,991)	(33,409)
Purchases of other property, plant, and equipment	(44,028)	(32,036)
Proceeds from foreign currency forward exchange contracts, net	8,870	442
Other, net	12,568	(7,695)
Net cash flows used for investing activities	(54,581)	(72,698)
Cash Flows From Financing Activities:
Share repurchases	(210,000)	(199,986)
Tax withholdings for share-based compensation	(14,509)	(14,162)
Proceeds from stock option exercises	4,767	4,815
Other, net	(2,652)	(30,686)
Net cash flows used for financing activities	(222,394)	(240,019)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	34,787	(8,831)
Change in Cash and Equivalents	(517,456)	(538,953)
Cash and Equivalents at Beginning of Period	1,387,908	1,261,363
Cash and Equivalents at End of Period	$870,452	$722,410
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2024	$441,369	$1,780,259	$(2,566,929)	$3,603,878	$(994,452)	$2,264,125
Net loss	—	—	—	(40,319)	—	(40,319)
Other comprehensive income, net of tax	—	—	—	—	47,865	47,865
Share repurchases	—	—	(161,440)	—	—	(161,440)
Issuance of treasury stock for stock option exercises	—	(1,151)	2,819	—	—	1,668
Issuance of treasury stock for restricted stock units vesting	—	(6,535)	4,312	—	—	(2,223)
Deferred compensation	—	(73)	73	—	—	—
Share-based compensation	—	19,904	—	—	—	19,904
Balance, March 31, 2025	$441,369	$1,792,404	$(2,721,165)	$3,563,559	$(946,587)	$2,129,580
Net income	—	—	—	53,352	—	53,352
Other comprehensive income, net of tax	—	—	—	—	29,677	29,677
Share repurchases	—	—	(50,462)	—	—	(50,462)
Issuance of treasury stock for stock option exercises	—	(3,292)	6,391	—	—	3,099
Issuance of treasury stock for restricted stock units vesting	—	(51,100)	38,698	—	—	(12,402)
Deferred compensation	—	(61)	356	—	—	295
Share-based compensation	—	18,720	—	—	—	18,720
Balance, June 30, 2025	$441,369	$1,756,671	$(2,726,182)	$3,616,911	$(916,910)	$2,171,859

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2023	$441,369	$1,774,911	$(2,224,160)	$3,062,061	$(904,968)	$2,149,213
Net loss	—	—	—	(28,281)	—	(28,281)
Other comprehensive loss, net of tax	—	—	—	—	(10,765)	(10,765)
Share repurchases	—	—	(100,758)	—	—	(100,758)
Issuance of treasury stock for stock option exercises	—	(2,754)	7,053	—	—	4,299
Issuance of treasury stock for restricted stock units vesting	—	(17,932)	11,607	—	—	(6,325)
Share-based compensation	—	17,929	—	—	—	17,929
Balance, March 31, 2024	$441,369	$1,772,154	$(2,306,258)	$3,033,780	$(915,733)	$2,025,312
Net income	—	—	—	56,860	—	56,860
Other comprehensive loss, net of tax	—	—	—	—	(19,384)	(19,384)
Share repurchases	—	—	(100,954)	—	—	(100,954)
Issuance of treasury stock for stock option exercises	—	(437)	953	—	—	516
Issuance of treasury stock for restricted stock units vesting	—	(35,743)	26,692	—	—	(9,051)
Deferred compensation	—	(148)	148	—	—	—
Share-based compensation	—	19,834	—	—	—	19,834
Balance, June 30, 2024	$441,369	$1,755,660	$(2,379,419)	$3,090,640	$(935,117)	$1,973,133
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
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $8.6 million, $8.5 million, and $8.2 million as of June 30, 2025, June 30, 2024, and December 31, 2024, respectively.
3.     Inventories
Inventories included the following:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Raw materials and work in process	$117,481	$112,077	$94,755
Finished goods	750,417	664,786	406,977
	$867,898	$776,863	$501,732
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Land	$42,672	$19,785	$42,584
Buildings	370,947	314,063	350,920
Machinery and equipment	629,548	622,727	605,311
Software	234,716	233,550	234,699
Tools, dies, and molds	480,164	494,555	476,551
Leasehold improvements	109,375	122,107	107,139
Construction in progress	63,564	38,410	62,130
	1,930,986	1,845,197	1,879,334
Less: accumulated depreciation	(1,403,722)	(1,400,318)	(1,363,285)
	$527,264	$444,879	$516,049

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
The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2025 is shown below. Goodwill is allocated to Mattel's reporting units based on the reporting units that are expected to receive the related benefits of the business combination at the acquisition date, thereby causing foreign currency translation impact.

	December 31, 2024	Currency Exchange Rate Impact	June 30, 2025
	(In thousands)
North America	$732,995	$2,800	$735,795
International	441,155	7,572	448,727
American Girl	207,571	—	207,571
	$1,381,721	$10,372	$1,392,093
Identifiable Intangible Assets, Net
Mattel's identifiable intangible assets, net consisted of the following:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Identifiable intangibles	$814,436	$800,371	$798,655
Less: accumulated amortization	(460,210)	(423,703)	(438,092)
	$354,226	$376,668	$360,563
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and six months ended June 30, 2025 and 2024.
6.     Accrued Liabilities
Accrued liabilities included the following:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Lease liabilities	$80,246	$75,842	$74,755
Royalties	55,811	50,420	80,754
Incentive compensation	52,259	60,094	157,669
Advertising and promotion	43,236	53,643	120,290

7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of each of June 30, 2025, June 30, 2024, and December 31, 2024 were $86.6 million, $64.9 million, and $69.2 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
The Credit Agreement contains customary covenants, including, but not limited to, (a) restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions and (b) the requirement that the obligations of Mattel under the Credit Facility be guaranteed by any existing or future direct or indirect domestic subsidiary of Mattel that guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million, subject to certain customary exceptions. As of June 30, 2025, no subsidiaries of Mattel were required to guarantee the Credit Facility.
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
As of June 30, 2025, Mattel was in compliance with all covenants contained in the Credit Agreement. Mattel had no borrowings outstanding under the Credit Facility and no other short-term borrowings outstanding as of June 30, 2025 and December 31, 2024. Under the prior credit facility, Mattel had no borrowings outstanding and no other short-term borrowings outstanding as of June 30, 2024. Outstanding letters of credit under the Credit Facility totaled approximately $9 million as of June 30, 2025 and December 31, 2024. Outstanding letters of credit under the prior credit facility totaled approximately $9 million as of June 30, 2024.
The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.

9.     Long-Term Debt
Long-term debt included the following:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(13,467)	(17,831)	(15,649)
	2,336,533	2,332,169	2,334,351
Less: current portion	(598,873)	—	—
Total long-term debt	$1,737,660	$2,332,169	$2,334,351
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

10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2025	$7,269	$(138,378)	$(815,478)	$(946,587)
Other comprehensive income (loss) before reclassifications	(44,639)	25	61,940	17,326
Amounts reclassified from accumulated other comprehensive income (loss)	11,091	1,260	—	12,351
Net change in other comprehensive income (loss)	(33,548)	1,285	61,940	29,677
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2025	$(26,279)	$(137,093)	$(753,538)	$(916,910)

	For the Six Months Ended June 30, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$(139,663)	$(869,096)	$(994,452)
Other comprehensive income (loss) before reclassifications	(53,862)	63	115,558	61,759
Amounts reclassified from accumulated other comprehensive income (loss)	13,276	2,507	—	15,783
Net change in other comprehensive income (loss)	(40,586)	2,570	115,558	77,542
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2025	$(26,279)	$(137,093)	$(753,538)	$(916,910)

	For the Three Months Ended June 30, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2024	$1,520	$(140,718)	$(776,535)	$(915,733)
Other comprehensive income (loss) before reclassifications	9,828	(1,458)	(23,381)	(15,011)
Amounts reclassified from accumulated other comprehensive income (loss)	(6,080)	1,707	—	(4,373)
Net change in other comprehensive income (loss)	3,748	249	(23,381)	(19,384)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2024	$5,268	$(140,469)	$(799,916)	$(935,117)

	For the Six Months Ended June 30, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$(142,916)	$(758,589)	$(904,968)
Other comprehensive income (loss) before reclassifications	23,052	34	(41,327)	(18,241)
Amounts reclassified from accumulated other comprehensive income (loss)	(14,321)	2,413	—	(11,908)
Net change in other comprehensive income (loss)	8,731	2,447	(41,327)	(30,149)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2024	$5,268	$(140,469)	$(799,916)	$(935,117)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2025	June 30, 2024	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
(Loss) gain on foreign currency forward exchange and other contracts	$(11,127)	$6,073	Cost of sales
Tax effect	36	7	Provision/benefit from income taxes
	$(11,091)	$6,080	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$449	$462	Other non-operating income/expense, net
Recognized actuarial loss (a)	(2,102)	(1,895)	Other non-operating income/expense, net
	(1,653)	(1,433)
Tax effect	393	(274)	Provision/benefit from income taxes
	$(1,260)	$(1,707)	Net income/loss

	For the Six Months Ended
	June 30, 2025	June 30, 2024	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
(Loss) gain on foreign currency forward exchange and other contracts	$(13,315)	$14,298	Cost of sales
Tax effect	39	23	Provision/benefit from income taxes
	$(13,276)	$14,321	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$900	$923	Other non-operating income/expense, net
Recognized actuarial loss (a)	(4,194)	(3,791)	Other non-operating income/expense, net
	(3,294)	(2,868)
Tax effect	787	455	Provision/benefit from income taxes
	$(2,507)	$(2,413)	Net income/loss
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the six months ended June 30, 2025, currency translation adjustments resulted in a net gain of $115.6 million, primarily due to the strengthening of the Russian ruble, British pound sterling, and Mexican peso against the U.S. dollar.
During the six months ended June 30, 2024, currency translation adjustments resulted in a net loss of $41.3 million, due to the general weakening of most currencies, including the Mexican peso and Brazilian real against the U.S. dollar, partially offset by the strengthening of the Russian ruble against the U.S. dollar.

11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	June 30, 2025	June 30, 2024	Statements of Operations Classification
	(In thousands)
Currency transaction gains (losses), net	$1,724	$(6,158)	Operating income/expense
Currency transaction gains (losses), net	2,030	(5,698)	Other non-operating income/expense, net
Currency transaction gains (losses), net	$3,754	$(11,856)

	For the Six Months Ended
	June 30, 2025	June 30, 2024	Statements of Operations Classification
	(In thousands)
Currency transaction gains (losses), net	$2,654	$(6,040)	Operating income/expense
Currency transaction (losses), net	(8,405)	(4,984)	Other non-operating income/expense, net
Currency transaction (losses), net	$(5,751)	$(11,024)

12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of June 30, 2025, June 30, 2024, and December 31, 2024, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $918 million, $642 million, and $628 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2025	June 30, 2024	December 31, 2024
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,649	$8,872	$17,290
Foreign currency forward exchange and other contracts	Other noncurrent assets	289	1,121	2,775
Total Derivatives Designated as Hedging Instruments		$1,938	$9,993	$20,065
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,347	$513	$1,966
Total Derivatives Not Designated as Hedging Instruments		$1,347	$513	$1,966
		$3,285	$10,506	$22,031

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2025	June 30, 2024	December 31, 2024
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$30,139	$1,739	$1,370
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	8,574	127	65
Total Derivatives Designated as Hedging Instruments		$38,713	$1,866	$1,435
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$936	$517	$902
Total Derivatives Not Designated as Hedging Instruments		$936	$517	$902
		$39,649	$2,383	$2,337

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	June 30, 2025	June 30, 2024	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (losses) gains recognized in OCI	$(44,639)	$9,828
Amount of (losses) gains reclassified from accumulated OCI to the consolidated statements of operations	(11,091)	6,080	Cost of sales

	Derivatives Designated as Hedging Instruments
	For the Six Months Ended
	June 30, 2025	June 30, 2024	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (losses) gains recognized in OCI	$(53,862)	$23,052
Amount of (losses) gains reclassified from accumulated OCI to consolidated statements of operations	(13,276)	14,321	Cost of sales
The net gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and six months ended June 30, 2025 and 2024 were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	June 30, 2025	June 30, 2024	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$6,349	$(4,713)	Other non-operating income/expense, net

	Derivatives Not Designated as Hedging Instruments
	For the Six Months Ended
	June 30, 2025	June 30, 2024	Statements of Operations Classification
	(In thousands)
Amount of Net Gains (Losses) Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$8,218	$350	Other non-operating income/expense, net
The net gains and losses recognized in the consolidated statements of operations during the three and six months ended June 30, 2025 and June 30, 2024, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.

13.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2025, June 30, 2024, and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$3,285	$—	$3,285
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$39,649	$—	$39,649

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$10,506	$—	$10,506
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,383	$—	$2,383

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$22,031	$—	$22,031
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,337	$—	$2,337
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

The estimated fair value of Mattel's long-term debt was $2.29 billion (compared to a carrying amount of $2.35 billion) as of June 30, 2025, $2.25 billion (compared to a carrying amount of $2.35 billion) as of June 30, 2024, and $2.27 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2024. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands, except per share amounts)
Basic:
Net income	$53,352	$56,860	$13,033	$28,579
Weighted-average number of common shares	323,529	342,200	325,505	344,555
Basic net income per common share	$0.16	$0.17	$0.04	$0.08

Diluted:
Net income	$53,352	$56,860	$13,033	$28,579
Weighted-average number of common shares	323,529	342,200	325,505	344,555
Dilutive share-based awards (a)	2,003	2,209	2,999	2,804
Weighted-average number of common and potential common shares	325,532	344,409	328,504	347,359
Diluted net income per common share	$0.16	$0.17	$0.04	$0.08
(a)For the three and six months ended June 30, 2025, share-based awards totaling 6.3 million and 6.5 million, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. For each of the three and six months ended June 30, 2024, share-based awards totaling 7.8 million were excluded from the calculation of diluted net income per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2024 Annual Report on Form 10-K.
The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Service cost	$842	$839	$1,672	$1,698
Interest cost	5,110	5,030	10,189	10,083
Expected return on plan assets	(4,385)	(4,678)	(8,754)	(9,359)
Amortization of prior service cost	50	47	99	96
Recognized actuarial loss	2,175	1,943	4,340	3,886
Net periodic benefit cost	$3,792	$3,181	$7,546	$6,404

The components of Mattel's net periodic benefit credit for postretirement benefit plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Interest cost	$36	$45	$72	$90
Amortization of prior service credit	(499)	(509)	(999)	(1,019)
Recognized actuarial gain	(73)	(48)	(146)	(95)
Net periodic benefit credit	$(536)	$(512)	$(1,073)	$(1,024)

Mattel's service cost component is recorded within operating income while other components of net periodic benefit costs for defined benefit pension and postretirement benefit plans are recorded within other non-operating (income) expense, net.
During the six months ended June 30, 2025, Mattel made cash contributions totaling approximately $14 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2025, Mattel expects to make additional cash contributions of approximately $7 million.
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
On May 21, 2025, annual performance awards were granted to officers and key employees of Mattel under the 2025-2027 Long-Term Incentive Program ("LTIP"). Under the 2025-2027 LTIP, shares of Mattel's common stock may be earned based on Mattel’s relative Total Shareholder Return ("relative TSR") over the three-year performance measurement period. Performance awards previously granted under Mattel’s LTIP in place during the six months ended June 30, 2025 and 2024, may be earned based on Mattel's performance against three-year cumulative Adjusted Free Cash Flow targets, with the final payout subject to modification based on Mattel's relative TSR over the same periods. The actual number of shares earned under both the 2025 LTIP and prior LTIP awards may range from 0% to 200% of the target award, depending on performance against the applicable metrics.
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
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards, was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Stock option compensation expense	$453	$753	$1,030	$1,798
RSU compensation expense	14,982	16,077	28,470	28,325
Performance award compensation expense	3,285	3,004	9,124	7,640
	$18,720	$19,834	$38,624	$37,763

As of June 30, 2025, total unrecognized compensation expense related to unvested share-based payments totaled $158.1 million and is expected to be recognized over a weighted-average period of 2.4 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $4.8 million for each of the six months ended June 30, 2025 and 2024.
17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Design and development	$49,384	$47,419	$96,178	$95,029
Identifiable intangible asset amortization	7,884	7,817	15,653	15,640
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Cost of sales (a)	$2,070	$412	$3,691	$2,625
Other selling and administrative expenses (b)	1,732	10,456	19,492	17,974
	$3,802	$10,868	$23,183	$20,599
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2024	Charges	Payments/Utilization	Liability at June 30, 2025
	(In thousands)
Severance	$32,661	$17,648	$(11,664)	$38,645
Other restructuring charges (a)	10	5,535	(5,534)	11
	$32,671	$23,183	$(17,198)	$38,656

	Liability at December 31, 2023	Charges	Payments/Utilization	Liability at June 30, 2024
	(In thousands)
Severance	$25,096	$19,558	$(11,943)	$32,711
Other restructuring charges (a)	—	1,041	(1,041)	—
	$25,096	$20,599	$(12,984)	$32,711
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing and distribution facilities.
As of June 30, 2025, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $98 million, which included approximately $3 million of non-cash charges. Total expected cash expenditures are approximately $115 to $140 million and total non-cash charges are expected to be up to $5 million.
19.     Income Taxes
Mattel's provision for income taxes was an expense of $16.2 million and a benefit of $14.4 million for the three and six months ended June 30, 2025, respectively, and an expense of $9.2 million and a benefit of $11.6 million for the three and six months ended June 30, 2024, respectively. Mattel recognized a net discrete income tax expense of $1.0 million during the three months ended June 30, 2025. Mattel recognized a net discrete income tax benefit of $10.4 million during the six months ended June 30, 2025, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings. Mattel recognized a net discrete income tax benefit of $4.5 million during the three months ended June 30, 2024, primarily related to previously unrecognized tax benefits. Mattel recognized a net discrete income tax benefit of $12.9 million during the six months ended June 30, 2024, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group intellectual property rights transfer and previously unrecognized tax benefits.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three and six months ended June 30, 2025 and 2024, there were no material changes to Mattel's valuation allowance.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $15.6 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
On July 4, 2025, H.R.1- the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Mattel is currently evaluating the provisions of the OBBBA to determine the impact on its consolidated financial statements. The effects of the OBBBA will be recorded in the third quarter of 2025, as a change in tax law is accounted for in the period of enactment.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of June 30, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A number of putative class action lawsuits were filed between April 2019 and October 2019 against Fisher-Price, Inc. and/or Mattel, Inc. asserting claims for false advertising, negligent product design, breach of warranty, fraud, and other claims in connection with the marketing and sale of the Fisher-Price Rock 'n Play Sleeper (the "Sleeper"). In general, the lawsuits alleged that the Sleeper should not have been marketed and sold as safe and fit for prolonged and overnight sleep for infants. The putative class action lawsuits proposed nationwide and over 10 statewide consumer classes comprised of those who purchased the Sleeper as marketed as safe for prolonged and overnight sleep. The class actions were consolidated before a single judge in the United States District Court for the Western District of New York for pre-trial purposes pursuant to the U.S. federal courts' Multi-District Litigation program. In July 2024, the parties filed a settlement agreement with the court to resolve this litigation. In August 2024, the court preliminarily approved, and Mattel paid, the settlement amount, which was not material. In February 2025, the court granted final approval of the settlement.
Fourteen products liability lawsuits filed between April 2019 and September 2024 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to fourteen children. More than forty lawsuits have been settled and/or dismissed. As of June 30, 2025, Mattel assessed its probable loss related to these matters and has accrued estimated liabilities where appropriate, which are not material. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
In addition, a stockholder filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action included certain of Mattel's current and former officers and directors. In August 2021, a second similar derivative action was filed in the Court of Chancery for the State of Delaware (Armon v. Bradley, et al., filed August 30, 2021). The parties reached a settlement in principle of this litigation, which was approved by the court in April 2025. As of June 30, 2025, Mattel has received its portion of the settlement, which is not material.
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
Insurance Litigation
On January 6, 2023, Mattel, Inc. and Fisher-Price, Inc. filed a lawsuit against their products liability insurers in the Superior Court of the State of Delaware seeking a declaratory judgment regarding the obligations of the insurers to defend and indemnify Mattel for the Sleeper products liability lawsuits. On March 28, 2025 and June 2, 2025, the court issued summary judgment rulings which determined, among other things, that the Sleeper products liability claims constitute a single occurrence under Mattel’s insurance policies, and that each claim is allocated to the policy year in which the incident occurred. As of June 30, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

Litigation Related to the Fisher-Price Snuga Swings
A number of putative class action lawsuits were filed against Fisher-Price, Inc. and Mattel, Inc. between October 2024 and February 2025 asserting claims for false advertising, breach of contract, breach of warranty, fraud, negligence, and other claims in connection with the marketing and sale of Fisher-Price Snuga Swings (the "Swings"). In general, the lawsuits allege that the Swings were falsely marketed and sold as safe for infant use, particularly infant sleep, and failed to disclose a risk of suffocation. The lawsuits propose nationwide and several state consumer classes comprised of those who purchased the Swings. The lawsuits have been consolidated before a single judge in the United States District Court for the Western District of New York. In May 2025, the parties reached a contingent settlement of the litigation, which is subject to court approval.
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys' fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and, to the extent the settlement is not finalized or approved, intends to vigorously defend against them. As of June 30, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

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

	For the Three Months Ended June 30, 2025
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$510,796	$507,766	$1,018,562	$—	$1,018,562
Cost of sales (a)	265,716	245,034	510,750	(11,139)	499,611
Gross Profit	245,080	262,732	507,812	11,139	518,951
Advertising and promotion expenses	34,942	44,182	79,124	—	79,124
Other selling and administrative expenses (b)	116,326	103,620	219,946	141,382	361,328
Operating Income (Loss)	93,812	114,930	208,742	(130,243)	78,499
Interest expense				29,354	29,354
Interest (income)				(12,365)	(12,365)
Other non-operating expense, net				(1,417)	(1,417)
Income (Loss) Before Income Taxes					$62,927
(a)Cost of sales included severance and other restructuring charges of approximately $2 million which was allocated to the North America and International segments.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $2 million, $6 million, $20 million, and $19 million, respectively, which were recorded in corporate and other.

	For the Six Months Ended June 30, 2025
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$1,002,161	$843,030	$1,845,191	$—	$1,845,191
Cost of sales (a)	522,009	420,556	942,565	(24,421)	918,144
Gross Profit	480,152	422,474	902,626	24,421	927,047
Advertising and promotion expenses	73,528	75,794	149,322	—	149,322
Other selling and administrative expenses (b)	229,741	208,431	438,172	314,034	752,206
Operating Income (Loss)	176,883	138,249	315,132	(289,613)	25,519
Interest expense				58,588	58,588
Interest (income)				(28,317)	(28,317)
Other non-operating expense, net				11,623	11,623
Income (Loss) Before Income Taxes					$(16,375)
(a)Cost of sales included severance and other restructuring charges of approximately $4 million which was allocated to the North America and International segments.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $24 million, $20 million, $44 million, and $39 million, respectively, which were recorded in corporate and other.

	For the Three Months Ended June 30, 2024
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$606,480	$473,248	$1,079,728	$—	$1,079,728
Cost of sales (a)	319,773	247,855	567,628	(18,636)	548,992
Gross Profit	286,707	225,393	512,100	18,636	530,736
Advertising and promotion expenses	31,977	41,742	73,719	—	73,719
Other selling and administrative expenses (b)	117,803	106,340	224,143	149,667	373,810
Operating Income (Loss)	136,927	77,311	214,238	(131,031)	83,207
Interest expense				29,984	29,984
Interest (income)				(12,398)	(12,398)
Other non-operating expense, net				6,110	6,110
Income (Loss) Before Income Taxes					$59,511
(a)Cost of sales included severance and other restructuring charges of approximately $1 million which was allocated to the North America and International segments.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $10 million, $2 million, $26 million, and $20 million, respectively, which were recorded in corporate and other.

	For the Six Months Ended June 30, 2024
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$1,084,267	$804,970	$1,889,237	$—	$1,889,237
Cost of sales (a)	576,918	431,935	1,008,853	(39,222)	969,631
Gross Profit	507,349	373,035	880,384	39,222	919,606
Advertising and promotion expenses	66,692	78,468	145,160	—	145,160
Other selling and administrative expenses (b)	230,740	207,985	438,725	288,032	726,757
Operating Income (Loss)	209,917	86,582	296,499	(248,810)	47,689
Interest expense				60,044	60,044
Interest (income)				(29,680)	(29,680)
Other non-operating expense, net				11,721	11,721
Income (Loss) Before Income Taxes					$5,604
(a)Cost of sales included severance and other restructuring charges of approximately $3 million which was allocated to the North America and International segments.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $17 million, $6 million, $53 million, and $38 million, respectively, which were recorded in corporate and other.
The following tables present information regarding depreciation and amortization by segment, as well as assets by segment.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)		(In thousands)
Depreciation and Amortization by Segment
North America	$23,249	$23,541	$46,120	$47,384
International	14,251	13,801	28,110	27,499
	37,500	37,342	74,230	74,883
Corporate and other	5,087	4,607	10,142	9,402
Depreciation and amortization	$42,587	$41,949	$84,372	$84,285

Segment assets were comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Assets by Segment
North America	$750,245	$779,167	$757,552
International	762,181	719,869	651,738
	1,512,426	1,499,036	1,409,290
Corporate and other	147,967	117,246	95,620
Accounts receivable, net and inventories	$1,660,393	$1,616,282	$1,504,910

Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In thousands)
Net Sales by Geographic Area
North America	$510,796	$606,480	$1,002,161	$1,084,267
International
EMEA	277,470	250,688	474,575	435,927
Latin America	128,611	134,597	193,212	214,248
Asia Pacific	101,685	87,963	175,243	154,795
Total International	507,766	473,248	843,030	804,970
Net sales	$1,018,562	$1,079,728	$1,845,191	$1,889,237

22.     New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures on an annual basis for specific categories in the rate reconciliation and disclosure of income taxes paid by jurisdiction. The guidance in ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Mattel is currently evaluating the impact of the adoption of ASU 2023-09 on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses for public business entities. ASU 2024-03 requires enhanced disclosures of each expense caption in the income statement to improve transparency and provide financial statement users with more detailed information about the nature, amount and timing of expenses impacting financial performance. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The guidance in ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The ASU may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. Mattel is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements.

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
Recent Developments
During the second quarter of 2025, Mattel continued executing its multi-year strategy to grow its IP-driven toy business and expand its entertainment offering, achieving strong international growth and expanding gross margin, while the U.S. business was impacted by global trade dynamics and timing shifts, particularly delays in retailer ordering patterns in light of tariff uncertainty.
Mattel's net sales in the second quarter of 2025 decreased 6% compared to the second quarter of 2024. Gross margin expanded to 50.9% in the second quarter of 2025, as compared to 49.2% in the second quarter of 2024, with savings from the OPG program, lower inventory management costs, favorable mix and other favorability due to supply chain efficiencies, partially offset by cost inflation. Net income per common share was $0.16 for the second quarter of 2025, as compared to $0.17 in the second quarter of 2024. Additionally, Mattel ended the second quarter with a cash balance of $870.5 million, as compared to $722.4 million in the second quarter of 2024 after $410.0 million of share repurchases during the trailing twelve months.
U.S. global trade policy continues to evolve with significant tariffs imposed or proposed on imports from China, Vietnam, Mexico, and other countries. There is substantial uncertainty about the duration of existing tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on Mattel's business. Mattel continues to monitor and evaluate these developments and assess their potential impact on Mattel’s business and operations.
On July 4, 2025, H.R.1- the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Mattel is currently evaluating the provisions of the OBBBA to determine the impact on its consolidated financial statements. The effects of the OBBBA will be recorded in the third quarter of 2025, as a change in tax law is accounted for in the period of enactment.
Mattel is operating in an uncertain macro-economic environment with significant volatility that may impact consumer demand. To the extent the macro-economic environment worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2024 Annual Report and Part II, Item 1A "Risk Factors" in the Quarterly Report on Form 10-Q for the three months ended March 31, 2025 for further discussion regarding potential impacts on Mattel's business.

Results of Operations—Second Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the second quarter of 2025 and 2024:

	For the Three Months Ended				Year/Year Change
	June 30, 2025		June 30, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,018.6		$1,079.7		-6%
Cost of sales	499.6	49.1%	549.0	50.8%	-9%	(170)
Gross profit	519.0	50.9%	530.7	49.2%	-2%	170
Advertising and promotion expenses	79.1	7.8%	73.7	6.8%	7%	100
Other selling and administrative expenses	361.3	35.5%	373.8	34.6%	-3%	90
Operating income	78.5	7.7%	83.2	7.7%	-6%	—
Interest expense	29.4	2.9%	30.0	2.8%	-2%	10
Interest (income)	(12.4)	-1.2%	(12.4)	-1.1%	—%	(10)
Other non-operating (income) expense, net	(1.4)		6.1
Income before income taxes	62.9	6.2%	59.5	5.5%	6%	70
Provision for income taxes	16.2		9.2
(Income) from equity method investments	(6.6)		(6.5)
Net income	$53.4	5.2%	$56.9	5.3%	-6%	(10)
Sales
Net sales in the second quarter of 2025 were $1.02 billion, a decrease of $61.2 million, or 6%, as compared to $1.08 billion in the second quarter of 2024. The decrease in net sales was due to a decrease in gross billings of $50.9 million and an increase in sales adjustments of $10.3 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the second quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$335.2	$414.0	-19%	—%
Infant, Toddler, and Preschool	143.4	190.3	-25%	—%
Vehicles	407.5	369.7	10%	—%
Action Figures, Building Sets, Games, and Other	264.5	227.3	16%	—%
Gross Billings	$1,150.5	$1,201.3	-4%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$200.7	$266.1	-25%	—%
Hot Wheels	357.3	327.4	9%	—%
Fisher-Price	107.8	135.9	-21%	—%
Other	484.7	471.9	3%	—%
Gross Billings	$1,150.5	$1,201.3	-4%	—%
Gross billings were $1.15 billion in the second quarter of 2025, a decrease of $50.9 million, or 4%, as compared to $1.20 billion in the second quarter of 2024. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 19%, of which 16% was due to lower billings of Barbie products and 2% was due to lower billings of Monster High products.
Infant, Toddler, and Preschool gross billings decreased 25%, of which 15% was due to lower billings of Fisher-Price products and 7% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Vehicles gross billings increased 10%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 16%, of which 27% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 8%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $131.9 million in the second quarter of 2025, from $121.6 million in the second quarter of 2024. Sales adjustments as a percentage of net sales increased to 12.9% in the second quarter of 2025, as compared to 11.3% in the second quarter of 2024 primarily due to higher promotional activities and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of Sales
Cost of sales decreased by $49.4 million, or 9%, to $499.6 million in the second quarter of 2025 from $549.0 million in the second quarter of 2024. Within cost of sales, product and other costs decreased by $49.2 million, or 12%, to $376.9 million in the second quarter of 2025 from $426.2 million in the second quarter of 2024. Freight and logistics expenses decreased by $3.6 million, or 5%, to $71.5 million in the second quarter of 2025, as compared to $75.2 million in the second quarter of 2024. Royalty expense increased by $3.5 million, or 7%, to $51.2 million in the second quarter of 2025 from $47.7 million in the second quarter of 2024.
Gross Margin
Gross margin increased to 50.9% in the second quarter of 2025 from 49.2% in the second quarter of 2024. The increase in gross margin was primarily due to incremental realized savings from the OPG program of 120 basis points, lower inventory management costs of 60 basis points, primarily driven by lower close-out sales, favorable mix of 60 basis points and other factors, including supply chain efficiencies of 40 basis points, partially offset by cost inflation of 110 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 7.8% in the second quarter of 2025, as compared to 6.8% in the second quarter of 2024. The increase in advertising and promotion expenses as a percentage of net sales was primarily due to a shift in the timing of advertising and promotion programs from the first quarter of 2025 to the second quarter of 2025.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $361.3 million, or 35.5% of net sales, in the second quarter of 2025, a decrease of $12.5 million, as compared to $373.8 million, or 34.6% of net sales, in the second quarter of 2024. The decrease in other selling and administrative expenses was primarily due to realized savings from the OPG program of $10.8 million and lower severance and restructuring charges of $8.3 million.
Interest Expense
Interest expense was $29.4 million in the second quarter of 2025, relatively flat as compared to $30.0 million in the second quarter of 2024.
Interest Income
Interest income was $12.4 million in the second quarter of 2025, flat as compared to $12.4 million in the second quarter of 2024.
Provision for Income Taxes
Mattel's provision for income taxes was an expense of $16.2 million in the second quarter of 2025, as compared to $9.2 million in the second quarter of 2024. The increase in provision for income taxes was primarily due to a change in discrete income tax expense related to previously unrecognized tax benefits and higher income before income taxes. During the second quarter of 2025, Mattel recognized a net discrete income tax expense of $1.0 million. During the second quarter of 2024, Mattel recognized a net discrete tax benefit of $4.5 million, primarily related to previously unrecognized tax benefits.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the second quarter of 2025 and 2024, there were no material changes to Mattel's valuation allowance.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the second quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Net Sales	$510.8	$606.5	-16%	—%
Segment Operating Income	93.8	136.9	-31%
Net sales for the North America segment in the second quarter of 2025 were $510.8 million, a decrease of $95.7 million, or 16%, as compared to $606.5 million in the second quarter of 2024. The decrease in net sales was primarily due to a decrease in gross billings of $99.3 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$168.6	$231.1	-27%	—%
Infant, Toddler, and Preschool	69.9	111.6	-37%	—%
Vehicles	174.8	166.8	5%	—%
Action Figures, Building Sets, Games, and Other	134.3	137.3	-2%	—%
Gross Billings	$547.5	$646.9	-15%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$91.8	$140.0	-34%	—%
Hot Wheels	147.6	144.6	2%	—%
Fisher-Price	52.3	78.4	-33%	—%
Other	255.9	283.9	-10%	—%
Gross Billings	$547.5	$646.9	-15%	—%
Gross billings for the North America segment were $547.5 million in the second quarter of 2025, a decrease of $99.3 million, or 15%, as compared to $646.9 million in the second quarter of 2024. The decrease in the North America segment gross billings was due to lower billings of Dolls, Infant, Toddler, and Preschool, and Action Figures, Building Sets, Games, and Other products, partially offset by higher billings of Vehicles products.
Dolls gross billings decreased 27%, of which 21% was due to lower billings of Barbie products and 4% was due to lower billings of Monster High products.
Infant, Toddler, and Preschool gross billings decreased 37%, of which 23% was due to lower billings of Fisher-Price products, 10% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels, and 4% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 5%, of which 2% was due to higher billings of Hot Wheels products and 1% was due to higher billings of Cars (Disney Pixar) products.
Action Figures, Building Sets, Games, and Other gross billings decreased 2%, of which 11% was due to lower billings of Building Sets products and 4% was due to lower billings of Games products, partially offset by higher billings of Action Figures products of 14%, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025.
Sales adjustments decreased to $36.7 million in the second quarter of 2025 from $40.4 million in the second quarter of 2024. Sales adjustments as a percentage of net sales were relatively consistent at 7.2% in the second quarter of 2025, as compared to 6.7% in the second quarter of 2024.

Cost of sales decreased by $54.1 million, or 17%, to $265.7 million in the second quarter of 2025 from $319.8 million in the second quarter of 2024, primarily due to a decrease in product and other costs of $49.1 million.
Gross margin increased to 48.0% in the second quarter of 2025 from 47.3% in the second quarter of 2024. The increase in gross margin was primarily due to incremental realized savings from the OPG program of 130 basis points, lower inventory management costs of 40 basis points, including lower close-out sales, partially offset by cost inflation of 80 basis points and unfavorable mix and other factors of 20 basis points.
North America segment operating income was $93.8 million in the second quarter of 2025, as compared to $136.9 million in the second quarter of 2024, primarily due to lower gross profit of $41.6 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the second quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Net Sales	$507.8	$473.2	7%	—%
Segment Operating Income	114.9	77.3	49%
Net sales for the International segment in the second quarter of 2025 were $507.8 million, an increase of $34.5 million, or 7%, as compared to $473.2 million in the second quarter of 2024. The increase in net sales was primarily due to an increase in gross billings of $48.5 million, partially offset by an increase in sales adjustments of $14.0 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$166.6	$182.9	-9%	—%
Infant, Toddler, and Preschool	73.5	78.7	-7%	-1%
Vehicles	232.7	202.9	15%	—%
Action Figures, Building Sets, Games, and Other	130.2	90.0	45%	1%
Gross Billings	$602.9	$554.5	9%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$108.9	$126.0	-14%	—%
Hot Wheels	209.7	182.9	15%	—%
Fisher-Price	55.5	57.6	-4%	-2%
Other	228.8	188.0	22%	1%
Gross Billings	$602.9	$554.5	9%	—%
Gross billings for the International segment were $602.9 million in the second quarter of 2025, an increase of $48.5 million, or 9%, as compared to $554.5 million in the second quarter of 2024. The increase in the International segment gross billings was due to higher billings of Action Figures, Building Sets, Games, and Other and Vehicles products, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool products.
Dolls gross billings decreased 9%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 7%, of which 3% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels, and 3% was due to lower billings of Fisher-Price products.
Vehicles gross billings increased 15%, primarily due to higher billings of Hot Wheels products.

Action Figures, Building Sets, Games, and Other gross billings increased 45%, of which 45% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, and 4% was due to higher billings of Games products, partially offset by lower billings of Building Sets products of 4%.
Sales adjustments increased to $95.2 million in the second quarter of 2025 from $81.2 million in the second quarter of 2024. Sales adjustments as a percentage of net sales increased to 18.7% in the second quarter of 2025, as compared to 17.2% in the second quarter of 2024. The increase in sales adjustments as a percentage of net sales was primarily due to higher promotional activities.
Cost of sales were relatively consistent at $245.0 million in the second quarter of 2025, as compared to $247.9 million in the second quarter of 2024.
Gross margin increased to 51.7% in the second quarter of 2025 from 47.6% in the second quarter of 2024. The increase in gross margin was primarily due to favorable changes in foreign currency exchange rates of 190 basis points, favorable mix and other factors of 150 basis points, incremental realized savings from the OPG program of 110 basis points, and lower inventory management costs of 90 basis points, including lower close-out sales and inventory obsolescence, partially offset by cost inflation of 130 basis points.
International segment operating income was $114.9 million in the second quarter of 2025, as compared to $77.3 million in the second quarter of 2024, primarily due to higher gross profit of $37.3 million.
Results of Operations—First Half
Consolidated Results
The following table presents Mattel's consolidated results for the first half of 2025 and 2024:

	For the Six Months Ended				Year/Year Change
	June 30, 2025		June 30, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,845.2		$1,889.2		-2%
Cost of sales	918.1	49.8%	969.6	51.3%	-5%	(150)
Gross profit	927.0	50.2%	919.6	48.7%	1%	150
Advertising and promotion expenses	149.3	8.1%	145.2	7.7%	3%	40
Other selling and administrative expenses	752.2	40.8%	726.8	38.5%	4%	230
Operating income	25.5	1.4%	47.7	2.5%	-46%	(110)
Interest expense	58.6	3.2%	60.0	3.2%	-2%	—
Interest (income)	(28.3)	-1.5%	(29.7)	-1.6%	-5%	10
Other non-operating expense, net	11.6		11.7
(Loss) income before income taxes	(16.4)	-0.9%	5.6	0.3%	N/M	N/M
Benefit from income taxes	(14.4)		(11.6)
(Income) from equity method investments	(15.1)		(11.4)
Net income	$13.0	0.7%	$28.6	1.5%	-54%	(80)
N/M - not meaningful
Sales
Net sales in the first half of 2025 were $1.85 billion, a decrease of $44.0 million, or 2%, as compared to $1.89 billion in the first half of 2024. The decrease in net sales was due to a decrease in gross billings of $25.6 million and an increase in sales adjustments of $18.4 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first half of 2025 and 2024:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$631.8	$708.5	-11%	-1%
Infant, Toddler, and Preschool	269.8	325.3	-17%	-1%
Vehicles	715.9	667.4	7%	-1%
Action Figures, Building Sets, Games, and Other	457.1	399.0	15%	—%
Gross Billings	$2,074.6	$2,100.3	-1%	-1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$374.4	$443.5	-16%	-1%
Hot Wheels	626.1	585.5	7%	-1%
Fisher-Price	198.0	229.3	-14%	-1%
Other	876.1	841.9	4%	—%
Gross Billings	$2,074.6	$2,100.3	-1%	-1%
Gross billings were $2.07 billion in the first half of 2025, a decrease of $25.6 million, or 1%, as compared to $2.10 billion in the first half of 2024, with an unfavorable impact from changes in currency exchange rates of one percentage point. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Action Figures, Building Sets, Games, and Other and Vehicles products.
Dolls gross billings decreased 11%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 17%, of which 10% was due to lower billings of Fisher-Price products and 7% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Vehicles gross billings increased 7%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 15%, of which 23% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 8%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $229.4 million in the first half of 2025 from $211.0 million in the first half of 2024. Sales adjustments as a percentage of net sales increased to 12.4% in the first half of 2025, as compared to 11.2% in the first half of 2024. The increase in sales adjustments as a percentage of net sales was primarily due to higher promotional activities.

Cost of Sales
Cost of sales decreased by $51.5 million, or 5%, to $918.1 million in the first half of 2025 from $969.6 million in the first half of 2024. Within cost of sales, product and other costs decreased by $58.0 million, or 8%, to $687.2 million in the first half of 2025 from $745.2 million in the first half of 2024. Freight and logistics expenses decreased by $3.4 million, or 2%, to $137.2 million in the first half of 2025, as compared to $140.6 million in the first half of 2024. Royalty expense increased by $9.9 million, or 12%, to $93.7 million in the first half of 2025 from $83.8 million in the first half of 2024.
Gross Margin
Gross margin increased to 50.2% in the first half of 2025 from 48.7% in the first half of 2024. The increase in gross margin was primarily due to incremental realized savings from the OPG program of 120 basis points, lower inventory management costs of 90 basis points, driven by lower close-out sales and inventory obsolescence, and favorable mix and other factors of 40 basis points, partially offset by cost inflation of 100 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs; and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales was relatively consistent at 8.1% in the first half of 2025, as compared to 7.7% in the first half of 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $752.2 million, or 40.8% of net sales, in the first half of 2025, an increase of $25.4 million, as compared to $726.8 million, or 38.5% of net sales, in the first half of 2024. The increase in other selling and administrative expenses was primarily due to higher expenses related to inclined sleeper product recalls of $13.7 million, higher employee compensation of $7.7 million, higher severance and restructuring charges of $6.8 million, and higher outside services and other administrative expenses of $12.4 million, partially offset by realized savings from the OPG program of $20.3 million.
Interest Expense
Interest expense was $58.6 million in the first half of 2025, relatively flat as compared to $60.0 million in the first half of 2024.
Interest Income
Interest income was $28.3 million in the first half of 2025, relatively flat as compared to $29.7 million in the first half of 2024.
Benefit from Income Taxes
Mattel's benefit from income taxes was $14.4 million for the first half of 2025, as compared to $11.6 million for the first half of 2024. The increase in benefit from income taxes was due to higher loss before income taxes, partially offset by lower discrete income tax benefits. During the first half of 2025, Mattel recognized a net discrete income tax benefit of $10.4 million, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings. During the first half of 2024, Mattel recognized a net discrete tax benefit of $12.9 million, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group intellectual property rights transfer and previously unrecognized tax benefits.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the first half of 2025 and 2024, there were no material changes to Mattel's valuation allowance.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first half of 2025 and 2024:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Net Sales	$1,002.2	$1,084.3	-8%	—%
Segment Operating Income	176.9	209.9	-16%
Net sales for the North America segment in the first half of 2025 were $1.00 billion, a decrease of $82.1 million, or 8%, as compared to $1.08 billion in the first half of 2024. The decrease in net sales was primarily due to a decrease in gross billings of $79.8 million.

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$340.9	$395.9	-14%	—%
Infant, Toddler, and Preschool	150.0	192.1	-22%	—%
Vehicles	324.3	317.0	2%	—%
Action Figures, Building Sets, Games, and Other	258.2	248.3	4%	—%
Gross Billings	$1,073.5	$1,153.3	-7%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$184.2	$232.4	-21%	—%
Hot Wheels	273.1	271.3	1%	—%
Fisher-Price	110.4	132.1	-16%	—%
Other	505.9	517.5	-2%	—%
Gross Billings	$1,073.5	$1,153.3	-7%	—%
Gross billings for the North America segment were $1.07 billion in the first half of 2025, a decrease of $79.8 million, or 7%, as compared to $1.15 billion in the first half of 2024. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Action Figures, Building Sets, Games, and Other and Vehicles products.
Dolls gross billings decreased 14%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 22%, of which 11% was due to lower billings of Fisher-Price products and 11% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Vehicles gross billings increased 2%, of which 1% was due to higher billings of Cars (Disney Pixar) products and 1% was due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 4%, of which 18% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 9% and lower billings of Games products of 3%.
Sales adjustments increased to $71.3 million in the first half of 2025 from $69.0 million in the first half of 2024. Sales adjustments as a percentage of net sales increased to 7.1% for the first half of 2025, as compared to 6.4% for the first half of 2024, primarily due to higher promotional activities and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of sales decreased by $54.9 million, or 10%, to $522.0 million in the first half of 2025 from $576.9 million in the first half of 2024, primarily due to a decrease in product and other costs of $52.7 million.
Gross margin in the first half of 2025 increased to 47.9% from 46.8% in the first half of 2024, primarily due to incremental realized savings from the OPG program of 120 basis points, lower inventory management costs of 80 basis points, including lower close-out sales and inventory obsolescence, partially offset by cost inflation of 80 basis points and unfavorable mix and other factors of 10 basis points.
North America segment operating income decreased by $33.0 million to $176.9 million in the first half of 2025, as compared to $209.9 million in the first half of 2024, primarily due to lower gross profit of $27.2 million and higher advertising and promotion expenses of $6.8 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first half of 2025 and 2024:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Net Sales	$843.0	$805.0	5%	-2%
Segment Operating Income	138.2	86.6	60%
Net sales for the International segment in the first half of 2025 were $843.0 million, an increase of $38.1 million, or 5%, as compared to $805.0 million in the first half 2024, with an unfavorable impact from changes in currency exchange rates of two percentage points. The increase in net sales was due to an increase in gross billings of $54.1 million, partially offset by an increase in sales adjustments of $16.1 million.

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2025	June 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$290.8	$312.7	-7%	-1%
Infant, Toddler, and Preschool	119.9	133.2	-10%	-2%
Vehicles	391.6	350.4	12%	-2%
Action Figures, Building Sets, Games, and Other	198.9	150.6	32%	-1%
Gross Billings	$1,001.1	$947.0	6%	-2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$190.3	$211.1	-10%	-1%
Hot Wheels	353.0	314.2	12%	-2%
Fisher-Price	87.6	97.2	-10%	-3%
Other	370.2	324.4	14%	-1%
Gross Billings	$1,001.1	$947.0	6%	-2%
Gross billings for the International segment were $1.00 billion in the first half of 2025, an increase of $54.1 million, or 6%, as compared to $947.0 million in the first half of 2024, with an unfavorable impact from changes in currency exchange rates of two percentage points. The increase in gross billings was due to higher billings of Action Figures, Building Sets, Games, and Other and Vehicles products, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool products.
Dolls gross billings decreased 7%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 10%, of which 7% was due to lower billings of Fisher-Price products and 3% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.

Vehicles gross billings increased 12%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 32%, of which 33% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, and 6% was due to higher billings of Games products, partially offset by lower billings of Building Sets products of 6%.
Sales adjustments increased to $158.1 million in the first half of 2025 from $142.0 million in the first half of 2024. Sales adjustments as a percentage of net sales increased to 18.8% for the first half of 2025, as compared to 17.6% for the first half of 2024. The increase in sales adjustments as a percentage of net sales was primarily due to higher promotional activities.
Cost of sales decreased by $11.4 million, or 3%, to $420.6 million in the first half of 2025 from $431.9 million in the first half of 2024, primarily due to a decrease in product and other costs of $20.0 million, partially offset by an increase in royalty expense of $7.0 million.
Gross margin increased to 50.1% in the first half of 2025 from 46.3% in the first half of 2024, primarily due to favorable changes in foreign currency exchange rates of 240 basis points, incremental realized savings from the OPG program of 110 basis points, lower inventory management costs of 100 basis points, including lower close-out sales and inventory obsolescence, and favorable mix and other factors of 60 basis points, partially offset by cost inflation of 130 basis points.
International segment operating income increased by $51.7 million to $138.2 million in the first half of 2025, as compared to $86.6 million in the first half of 2024, primarily due to higher gross profit of $49.4 million.
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(In millions)
Cost of sales (a)	$2.1	$0.4	$3.7	$2.6
Other selling and administrative expenses (b)	1.7	10.5	19.5	18.0
	$3.8	$10.9	$23.2	$20.6

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
As of June 30, 2025, Mattel has recorded cumulative severance and other restructuring charges related to the OPG program of approximately $98 million, which includes approximately $3 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $126 million, which represents approximately 60% benefit to cost of sales, and 40% benefit to other selling and administrative expenses, as of June 30, 2025, in connection with the OPG Program.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, driven by cash flows from operating activities, short-term borrowing facilities, including its $1.40 billion Credit Facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $870.5 million in cash and equivalents at June 30, 2025, $635.3 million was held by foreign subsidiaries, including $73.6 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
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
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility to meet its short-term liquidity needs. At June 30, 2025, Mattel had no outstanding borrowings under the Credit Facility and approximately $9 million in outstanding letters of credit under the Credit Facility.
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

Cash Flow Activities
Cash flows used for operating activities were $275.3 million in the first half of 2025, as compared to $217.4 million in the first half of 2024. The increase in cash flows used for operating activities was primarily due to a decrease in net income, excluding the impact of non-cash items, and an increase in cash used for working capital of $18.4 million. The increase in cash used for working capital was primarily due to $71.8 million of unfavorable changes in inventory, partially offset by $41.5 million of favorable changes in prepaid expenses.
Cash flows used for investing activities were $54.6 million in the first half of 2025, as compared to $72.7 million in the first half of 2024. The decrease in cash flows used for investing activities was primarily due to an increase in proceeds from Mattel-owned life insurance policies of $8.7 million and an increase in proceeds from foreign currency forward exchange contracts of $8.4 million in the first half of 2025.
Cash flows used for financing activities were $222.4 million in the first half of 2025, as compared to $240.0 million in the first half of 2024. The decrease in cash flows used for financing activities was primarily due to a decrease in cash used for other financing activities of $28.0 million, partially offset by $10.0 million of higher share repurchases in the first half of 2025 as compared to the first half of 2024.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $517.5 million to $870.5 million at June 30, 2025 from $1.39 billion at December 31, 2024, primarily due to cash flows used for operating activities of $275.3 million, share repurchases of $210.0 million, and capital expenditures of $76.0 million, partially offset by favorable effects of currency exchange rate changes on cash of $34.8 million. Mattel's cash and equivalents increased $148.0 million to $870.5 million at June 30, 2025 from $722.4 million at June 30, 2024, primarily due to cash flows provided by operating activities of $744.6 million during the trailing twelve months, partially offset by $410.0 million of share repurchases and $213.2 million of capital expenditures during the trailing twelve months.
Accounts receivable decreased $210.7 million to $792.5 million at June 30, 2025 from $1.00 billion at December 31, 2024, primarily due to seasonal declines as year-end receivables were collected. Accounts receivable decreased by $46.9 million to $792.5 million at June 30, 2025 from $839.4 million at June 30, 2024, primarily due to lower sales and timing of collections.
Inventories increased $366.2 million to $867.9 million at June 30, 2025 from $501.7 million at December 31, 2024, primarily due to seasonal inventory build. Inventories increased $91.0 million to $867.9 million at June 30, 2025 from $776.9 million at June 30, 2024, primarily due to tariff related impacts, lower sales in the second quarter of 2025 as compared to the second quarter of 2024, and the impact of foreign currency translation.
Prepaid expenses and other current assets increased $34.1 million to $268.2 million at June 30, 2025 from $234.1 million at December 31, 2024, primarily due to increases in prepaid royalties of $18.3 million, prepaid income taxes of $11.0 million, and prepaid insurance of $8.8 million, partially offset by a decrease in derivative receivables of $16.3 million. Prepaid expenses and other current assets were $268.2 million at June 30, 2025, relatively flat as compared to $265.7 million at June 30, 2024.
Accounts payable and accrued liabilities decreased $154.7 million to $1.12 billion at June 30, 2025 from $1.28 billion at December 31, 2024, due to seasonal declines in expenditure levels. Accounts payable and accrued liabilities increased $117.5 million to $1.12 billion at June 30, 2025 from $1.01 billion at June 30, 2024, primarily due to an increase in accounts payable of $42.4 million and an increase in derivative liabilities of $28.8 million.

A summary of Mattel's capitalization is as follows:

	June 30, 2025		June 30, 2024		December 31, 2024
	(In millions, except percentage information)
Cash and equivalents	$870.5		$722.4		$1,387.9

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(13.5)		(17.8)		(15.6)
Total debt	2,336.5	52%	2,332.2	54%	2,334.4	51%
Stockholders' equity	2,171.9	48	1,973.1	46	2,264.1	49
Total capitalization (total debt plus stockholders' equity)	$4,508.4	100%	$4,305.3	100%	$4,598.5	100%
Total debt was $2.34 billion at June 30, 2025, and $2.33 billion at both December 31, 2024 and June 30, 2024. Mattel's $600.0 million of 2021 Senior Notes are scheduled to mature in April 2026, which Mattel intends to repay or refinance prior to the scheduled maturity date.
Stockholders' equity decreased $92.3 million to $2.17 billion at June 30, 2025 from $2.26 billion at December 31, 2024, primarily due to share repurchases of $211.9 million, partially offset by other comprehensive income of $77.5 million and the impact of share-based compensation on additional paid-in capital of $38.6 million during the first half of 2025. Stockholders' equity increased $198.7 million to $2.17 billion at June 30, 2025 from $1.97 billion at June 30, 2024, primarily due to net income of $526.3 million and the impact of share-based compensation on additional paid-in capital of $80.3 million during the trailing twelve months, partially offset by share repurchases of $413.7 million.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2024 Annual Report on Form 10-K and did not materially change during the first half of 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. The Hong Kong dollar, Euro and Chinese yuan were the primary currencies that caused foreign currency transaction exposure for Mattel during the first half of 2025. Mattel seeks to mitigate its foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.
Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the six months ended June 30, 2025 were related to its net investments in entities having functional currencies denominated in the Russian ruble, British pound sterling, and Mexican peso.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's second quarter 2025 net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Paul Ruh, Mattel's principal financial officer, concluded that these disclosure controls and procedures are not effective as of June 30, 2025 due to a material weakness in Mattel's internal control over financial reporting, which is more fully described in Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 "Financial Statements and Supplementary Data" in the 2024 Annual Report on Form 10-K.
Remediation Plan
Management is in the process of executing its remediation plan to address the material weakness. During the quarter ended June 30, 2025, management tested the operating effectiveness of user access provisioning and review controls for certain systems. Additional time is required to further test the operating effectiveness of these controls to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
Other than as provided in Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2025, there have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2025, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (In millions)
April 1-30	760,459	$15.71	—	$440.0
May 1-31	2,613,099	19.26	2,596,000	390.0
June 1-30	7,007	19.72	—	390.0
Total	3,380,565	$18.46	2,596,000	$390.0
 ____________________________________
(a)The total number of shares purchased includes 784,565 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. As of June 30, 2025, Mattel had a remaining authorization of $390.0 million under the program. Repurchases under the share repurchase program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	3.1	May 30, 2025
3.2	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
10.1+*	Letter Agreement between Mattel, Inc. and Paul Ruh, dated May 2, 2025	8-K	001-05647	10.1	May 8, 2025
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: July 29, 2025