Form 10-Q
period 2025-09-30
MATTEL INC /DE/
filed 2025-10-29
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of October 17, 2025: 310.8 million shares.

MATTEL, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include statements regarding Mattel’s goals for future periods and other future events. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors or combination of factors, many of which are beyond Mattel's control, may cause actual future results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products in a timely and cost-effective manner; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs or transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products, the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties, and the ability to attract and retain talented employees and adapt to evolving workplace models; (xiv) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xv) tariffs, trade restrictions, or trade barriers, which depending on the effective date and duration of such measures, changes in the amount, scope, and nature of such measures in the future, any countermeasures that the target countries may take, and any mitigating actions that may become available, could increase Mattel's product costs and other costs of doing business, and other changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, trade policies, product safety, or sustainability, which may also increase Mattel's product costs and other costs of doing business, and in each case reduce Mattel's earnings and liquidity; (xvi) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities (including the impact of the Russia-Ukraine war and geopolitical developments in the Middle East) or terrorist activities, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xvii) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xviii) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xix) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xx) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxi) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence, non-fungible tokens, and cryptocurrency; (xxii) an inability to remediate the material weakness in Mattel's internal control over financial reporting, or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal control; and (xxiii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report on Form 10-K"), Part II, Item 1A "Risk Factors" in Mattel's Quarterly Report on Form 10-Q for the three months ended March 31, 2025, and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024	December 31, 2024
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$691,893	$723,532	$1,387,908
Accounts receivable, net of allowances for credit losses of $8.4 million, $8.2 million, and $8.2 million, respectively	1,390,300	1,477,364	1,003,178
Inventories	826,582	737,182	501,732
Prepaid expenses and other current assets	246,888	242,302	234,099
Total current assets	3,155,663	3,180,380	3,126,917
Noncurrent Assets
Property, plant, and equipment, net	542,432	513,769	516,049
Right-of-use assets, net	305,374	277,627	326,394
Goodwill	1,389,856	1,388,991	1,381,721
Deferred income tax assets	302,017	260,180	296,862
Identifiable intangible assets, net	344,668	374,706	360,563
Other noncurrent assets	553,420	518,080	535,578
Total Assets	$6,593,430	$6,513,733	$6,544,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$599,249	$—	$—
Accounts payable	492,834	439,203	398,983
Accrued liabilities	829,745	803,204	878,710
Income taxes payable	52,814	56,212	38,030
Total current liabilities	1,974,642	1,298,619	1,315,723
Noncurrent Liabilities
Long-term debt	1,738,375	2,333,260	2,334,351
Noncurrent lease liabilities	254,676	229,223	278,174
Other noncurrent liabilities	364,523	339,685	351,711
Total noncurrent liabilities	2,357,574	2,902,168	2,964,236
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,772,907	1,759,000	1,780,259
Treasury stock at cost: 130.5 million shares, 104.5 million shares, and 111.4 million shares, respectively	(2,925,108)	(2,434,734)	(2,566,929)
Retained earnings	3,895,269	3,463,016	3,603,878
Accumulated other comprehensive loss	(923,223)	(915,705)	(994,452)
Total stockholders' equity	2,261,214	2,312,946	2,264,125
Total Liabilities and Stockholders' Equity	$6,593,430	$6,513,733	$6,544,084
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,735,972	$1,843,904	$3,581,163	$3,733,141
Cost of sales	867,720	864,908	1,785,864	1,834,539
Gross Profit	868,252	978,996	1,795,299	1,898,602
Advertising and promotion expenses	118,137	104,956	267,459	250,117
Other selling and administrative expenses	370,266	385,699	1,122,472	1,112,455
Operating Income	379,849	488,341	405,368	536,030
Interest expense	29,416	29,371	88,004	89,415
Interest (income)	(9,027)	(9,787)	(37,344)	(39,466)
Other non-operating expense (income), net	965	(2,924)	12,588	8,796
Income Before Income Taxes	358,495	471,681	342,120	477,285
Provision from income taxes	86,884	106,350	72,529	94,756
(Income) from equity method investments	(6,747)	(7,045)	(21,799)	(18,426)
Net Income	$278,358	$372,376	$291,390	$400,955
Net Income Per Common Share - Basic	$0.88	$1.10	$0.90	$1.17
Weighted-average number of common shares	315,834	339,059	322,255	342,707
Net Income Per Common Share - Diluted	$0.88	$1.09	$0.90	$1.16
Weighted-average number of common and potential common shares	318,068	341,216	325,129	345,380
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited; in thousands)
Net Income	$278,358	$372,376	$291,390	$400,955
Other Comprehensive (Loss) Income, Net of Tax
Currency translation adjustments	(9,893)	24,442	105,665	(16,885)
Employee benefit plan adjustments	1,407	994	3,977	3,441
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	3,332	(13,288)	(50,530)	9,764
Reclassification adjustments included in net income	(1,159)	7,264	12,117	(7,057)
	2,173	(6,024)	(38,413)	2,707
Other Comprehensive (Loss) Income, Net of Tax	(6,313)	19,412	71,229	(10,737)
Comprehensive Income	$272,045	$391,788	$362,619	$390,218

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$291,390	$400,955
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	102,395	101,682
Amortization of intangible assets	23,559	23,503
Share-based compensation	60,954	57,448
Inventory obsolescence	22,429	30,023
Deferred income taxes	(2,968)	23,020
Income from equity method investments	(21,799)	(18,426)
Valuation allowance on foreign deferred tax assets	—	3,200
Content assets amortization	45,580	62,333
Changes in assets and liabilities:
Accounts receivable, net	(357,971)	(408,662)
Inventories	(306,377)	(201,954)
Prepaid expenses and other current assets	(22,365)	(42,695)
Accounts payable, accrued liabilities, and income taxes payable	6,188	(32,262)
Content assets spend	(13,388)	(16,944)
Other, net	(30,926)	(42,804)
Net cash flows used for operating activities	(203,299)	(61,583)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(49,949)	(48,337)
Purchases of other property, plant, and equipment	(74,902)	(108,598)
Proceeds from foreign currency forward exchange contracts, net	9,333	1,578
Other, net	18,013	3,617
Net cash flows used for investing activities	(97,505)	(151,740)
Cash Flows From Financing Activities:
Share repurchases	(412,474)	(268,307)
Tax withholdings for share-based compensation	(15,100)	(17,375)
Proceeds from stock option exercises	5,546	6,184
Other, net	(4,233)	(34,730)
Net cash flows used for financing activities	(426,261)	(314,228)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	31,050	(10,280)
Change in Cash and Equivalents	(696,015)	(537,831)
Cash and Equivalents at Beginning of Period	1,387,908	1,261,363
Cash and Equivalents at End of Period	$691,893	$723,532
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2024	$441,369	$1,780,259	$(2,566,929)	$3,603,878	$(994,452)	$2,264,125
Net loss	—	—	—	(40,319)	—	(40,319)
Other comprehensive income, net of tax	—	—	—	—	47,865	47,865
Share repurchases	—	—	(161,440)	—	—	(161,440)
Issuance of treasury stock for stock option exercises	—	(1,151)	2,819	—	—	1,668
Issuance of treasury stock for restricted stock units vesting	—	(6,535)	4,312	—	—	(2,223)
Deferred compensation	—	(73)	73	—	—	—
Share-based compensation	—	19,904	—	—	—	19,904
Balance, March 31, 2025	$441,369	$1,792,404	$(2,721,165)	$3,563,559	$(946,587)	$2,129,580
Net income	—	—	—	53,352	—	53,352
Other comprehensive income, net of tax	—	—	—	—	29,677	29,677
Share repurchases	—	—	(50,462)	—	—	(50,462)
Issuance of treasury stock for stock option exercises	—	(3,292)	6,391	—	—	3,099
Issuance of treasury stock for restricted stock units vesting	—	(51,100)	38,698	—	—	(12,402)
Deferred compensation	—	(61)	356	—	—	295
Share-based compensation	—	18,720	—	—	—	18,720
Balance, June 30, 2025	$441,369	$1,756,671	$(2,726,182)	$3,616,911	$(916,910)	$2,171,859
Net income	—	—	—	278,358	—	278,358
Other comprehensive loss, net of tax	—	—	—	—	(6,313)	(6,313)
Share repurchases	—	—	(204,406)	—	—	(204,406)
Issuance of treasury stock for stock option exercises	—	(425)	1,204	—	—	779
Issuance of treasury stock for restricted stock units vesting	—	(5,579)	4,184	—	—	(1,395)
Deferred compensation	—	(90)	92	—	—	2
Share-based compensation	—	22,330	—	—	—	22,330
Balance, September 30, 2025	$441,369	$1,772,907	$(2,925,108)	$3,895,269	$(923,223)	$2,261,214

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2023	$441,369	$1,774,911	$(2,224,160)	$3,062,061	$(904,968)	$2,149,213
Net loss	—	—	—	(28,281)	—	(28,281)
Other comprehensive loss, net of tax	—	—	—	—	(10,765)	(10,765)
Share repurchases	—	—	(100,758)	—	—	(100,758)
Issuance of treasury stock for stock option exercises	—	(2,754)	7,053	—	—	4,299
Issuance of treasury stock for restricted stock units vesting	—	(17,932)	11,607	—	—	(6,325)
Share-based compensation	—	17,929	—	—	—	17,929
Balance, March 31, 2024	$441,369	$1,772,154	$(2,306,258)	$3,033,780	$(915,733)	$2,025,312
Net income	—	—	—	56,860	—	56,860
Other comprehensive loss, net of tax	—	—	—	—	(19,384)	(19,384)
Share repurchases	—	—	(100,954)	—	—	(100,954)
Issuance of treasury stock for stock option exercises	—	(437)	953	—	—	516
Issuance of treasury stock for restricted stock units vesting	—	(35,743)	26,692	—	—	(9,051)
Deferred compensation	—	(148)	148	—	—	—
Share-based compensation	—	19,834	—	—	—	19,834
Balance, June 30, 2024	$441,369	$1,755,660	$(2,379,419)	$3,090,640	$(935,117)	$1,973,133
Net income	—	—	—	372,376	—	372,376
Other comprehensive income, net of tax	—	—	—	—	19,412	19,412
Share repurchases	—	—	(68,907)	—	—	(68,907)
Issuance of treasury stock for stock option exercises	—	(1,186)	2,556	—	—	1,370
Issuance of treasury stock for restricted stock units vesting	—	(15,159)	11,036	—	—	(4,123)
Share-based compensation	—	19,685	—	—	—	19,685
Balance, September 30, 2024	$441,369	$1,759,000	$(2,434,734)	$3,463,016	$(915,705)	$2,312,946
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
2.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $8.4 million, $8.2 million, and $8.2 million as of September 30, 2025, September 30, 2024, and December 31, 2024, respectively.
3.     Inventories
Inventories included the following:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Raw materials and work in process	$99,289	$109,335	$94,755
Finished goods	727,293	627,847	406,977
	$826,582	$737,182	$501,732
4.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Land	$48,480	$42,924	$42,584
Buildings	374,028	357,969	350,920
Machinery and equipment	627,455	641,999	605,311
Software	235,394	234,928	234,699
Tools, dies, and molds	481,774	501,220	476,551
Leasehold improvements	110,028	120,929	107,139
Construction in progress	73,938	42,243	62,130
	1,951,097	1,942,212	1,879,334
Less: accumulated depreciation	(1,408,665)	(1,428,443)	(1,363,285)
	$542,432	$513,769	$516,049

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
Mattel performed a quantitative goodwill impairment assessment as of August 1, 2025, and determined that goodwill was not impaired. The quantitative goodwill impairment assessment includes the use of certain assumptions and estimates to calculate the estimated fair value of Mattel's reporting units. To the extent assumptions, estimates, or market factors, including seasonality, differ from Mattel's current estimates, the estimated fair value of Mattel's reporting units may be susceptible to significant changes. The reporting unit that is most susceptible to changes in assumptions and estimates given its smaller size is American Girl, as excess fair value over carrying value is a lesser dollar and percentage value than the other reporting units.
The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2025 is shown below. Goodwill is allocated to Mattel's reporting units based on the reporting units that are expected to receive the related benefits of the business combination at the acquisition date, thereby causing foreign currency translation impact.

	December 31, 2024	Currency Exchange Rate Impact	September 30, 2025
	(In thousands)
North America	$732,995	$2,145	$735,140
International	441,155	5,990	447,145
American Girl	207,571	—	207,571
	$1,381,721	$8,135	$1,389,856
Identifiable Intangible Assets, Net
Mattel's identifiable intangible assets, net consisted of the following:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Identifiable intangible assets	$811,224	$809,851	$798,655
Less: accumulated amortization	(466,556)	(435,145)	(438,092)
	$344,668	$374,706	$360,563
Mattel's amortizable intangible assets primarily consist of trademarks and trade names. Mattel tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three and nine months ended September 30, 2025 and 2024.

6.     Accrued Liabilities
Accrued liabilities included the following:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Royalties	$87,099	$80,141	$80,754
Lease liabilities	82,479	74,871	74,755
Advertising and promotion	74,188	71,993	120,290
Incentive compensation	61,944	104,136	157,699
7.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of each of September 30, 2025, September 30, 2024, and December 31, 2024 were $163.6 million, $112.3 million, and $69.2 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
In addition to paying interest on the outstanding principal amount under the Credit Facility, Mattel is required to pay (i) an unused line fee per annum of the average daily unused portion of the Credit Facility, (ii) a letter of credit fronting fee based on a percentage of the aggregate face amount of outstanding letters of credit, and (iii) certain other customary fees and expenses of the lenders and agents.
The Credit Agreement contains customary covenants, including, but not limited to, (a) restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions and (b) the requirement that the obligations of Mattel under the Credit Facility be guaranteed by any existing or future direct or indirect domestic subsidiary of Mattel that guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million, subject to certain customary exceptions. As of September 30, 2025, no subsidiaries of Mattel were required to guarantee the Credit Facility.

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
As of September 30, 2025, Mattel was in compliance with all covenants contained in the Credit Agreement. Mattel had no borrowings outstanding under the Credit Facility and no other short-term borrowings outstanding as of September 30, 2025, September 30, 2024, and December 31, 2024. Outstanding letters of credit under the Credit Facility totaled approximately $9 million as of September 30, 2025, September 30, 2024, and December 31, 2024.
The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
9.     Long-Term Debt
Long-term debt included the following:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	600,000	600,000	600,000
2021 Senior Notes due April 2029	600,000	600,000	600,000
Debt issuance costs and debt discount	(12,376)	(16,740)	(15,649)
	2,337,624	2,333,260	2,334,351
Less: current portion	(599,249)	—	—
Total long-term debt	$1,738,375	$2,333,260	$2,334,351
Mattel's 2019 Senior Notes due 2027 were issued pursuant to an indenture dated November 20, 2019, and its 2021 Senior Notes due 2026 and 2021 Senior Notes due 2029 were issued pursuant to an indenture dated March 19, 2021. These indentures contain covenants that limit Mattel's (and some of its subsidiaries') ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make investments in unrestricted subsidiaries; (iv) create liens; (v) enter into certain sale/leaseback transactions; (vi) merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets; and (vii) designate future guarantors. The 2019 and 2021 indentures also provided that certain of these covenants would be suspended if Mattel achieved a debt rating of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, and no event of default has occurred.
In 2024, Fitch changed Mattel's credit rating from BB+ to BBB- with a stable outlook, S&P changed Mattel's credit rating from BBB- to BBB with a stable outlook, and Moody's maintained Mattel's credit rating of Baa3 with a stable outlook. As a result of the current credit ratings and no events of default, the covenants in the 2019 and 2021 indentures limiting Mattel's ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel's ability to merge or consolidate, or sell, transfer or otherwise dispose of substantially all of its assets and designate future guarantors, are suspended. If Mattel ceases to have credit ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events.
Mattel's 2010 Senior Notes due 2040 and 2011 Senior Notes due 2041 were issued pursuant to an indenture dated September 23, 2010. That indenture contains covenants that limit Mattel’s and its subsidiaries’ ability to, among other things, create liens, enter into certain sale/leaseback transactions and merge or consolidate, or sell, transfer or otherwise dispose of substantially all of their assets.

10.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2025	$(26,279)	$(137,093)	$(753,538)	$(916,910)
Other comprehensive income (loss) before reclassifications	3,332	29	(9,893)	(6,532)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,159)	1,378	—	219
Net change in other comprehensive income (loss)	2,173	1,407	(9,893)	(6,313)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2025	$(24,106)	$(135,686)	$(763,431)	$(923,223)

	For the Nine Months Ended September 30, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$(139,663)	$(869,096)	$(994,452)
Other comprehensive income (loss) before reclassifications	(50,530)	92	105,665	55,227
Amounts reclassified from accumulated other comprehensive income (loss)	12,117	3,885	—	16,002
Net change in other comprehensive income (loss)	(38,413)	3,977	105,665	71,229
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2025	$(24,106)	$(135,686)	$(763,431)	$(923,223)

	For the Three Months Ended September 30, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2024	$5,268	$(140,469)	$(799,916)	$(935,117)
Other comprehensive income (loss) before reclassifications	(13,288)	16	24,442	11,170
Amounts reclassified from accumulated other comprehensive income (loss)	7,264	978	—	8,242
Net change in other comprehensive income (loss)	(6,024)	994	24,442	19,412
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2024	$(756)	$(139,475)	$(775,474)	$(915,705)

	For the Nine Months Ended September 30, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$(142,916)	$(758,589)	$(904,968)
Other comprehensive income (loss) before reclassifications	9,764	50	(16,885)	(7,071)
Amounts reclassified from accumulated other comprehensive income (loss)	(7,057)	3,391	—	(3,666)
Net change in other comprehensive income (loss)	2,707	3,441	(16,885)	(10,737)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2024	$(756)	$(139,475)	$(775,474)	$(915,705)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2025	September 30, 2024	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Gain (loss) on foreign currency forward exchange and other contracts	$1,217	$(7,275)	Cost of sales
Tax effect	(58)	11	Provision/benefit from income taxes
	$1,159	$(7,264)	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$449	$460	Other non-operating income/expense, net
Recognized actuarial loss (a)	(2,100)	(1,902)	Other non-operating income/expense, net
	(1,651)	(1,442)
Tax effect	273	464	Provision/benefit from income taxes
	$(1,378)	$(978)	Net income/loss

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
(Loss) gain on foreign currency forward exchange and other contracts	$(12,098)	$7,023	Cost of sales
Tax effect	(19)	34	Provision/benefit from income taxes
	$(12,117)	$7,057	Net income/loss
Employee Benefit Plans:
Amortization of prior service credit (a)	$1,349	$1,383	Other non-operating income/expense, net
Recognized actuarial loss (a)	(6,294)	(5,693)	Other non-operating income/expense, net
	(4,945)	(4,310)
Tax effect	1,060	919	Provision/benefit from income taxes
	$(3,885)	$(3,391)	Net income/loss
(a)The amortization of prior service credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 15 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the nine months ended September 30, 2025, currency translation adjustments resulted in a net gain of $105.7 million, primarily due to the strengthening of the Russian ruble, Mexican peso, and British pound sterling against the U.S. dollar.
During the nine months ended September 30, 2024, currency translation adjustments resulted in a net loss of $16.9 million, primarily due to the weakening of the Mexican peso and Brazilian real against the U.S. dollar, partially offset by the strengthening of the British pound sterling against the U.S. dollar.

11.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	September 30, 2025	September 30, 2024	Statements of Operations Classification
	(In thousands)
Currency transaction (losses), net	$(4,128)	$(10,047)	Operating income/expense
Currency transaction gains, net	72	4,758	Other non-operating income/expense, net
Currency transaction (losses), net	$(4,056)	$(5,289)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Statements of Operations Classification
	(In thousands)
Currency transaction (losses), net	$(1,473)	$(16,087)	Operating income/expense
Currency transaction (losses), net	(8,333)	(226)	Other non-operating income/expense, net
Currency transaction (losses), net	$(9,806)	$(16,313)

12.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of September 30, 2025, September 30, 2024, and December 31, 2024, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $840 million, $748 million, and $628 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2025	September 30, 2024	December 31, 2024
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,802	$2,196	$17,290
Foreign currency forward exchange and other contracts	Other noncurrent assets	65	34	2,775
Total Derivatives Designated as Hedging Instruments		$1,867	$2,230	$20,065
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,030	$1,251	$1,966
Total Derivatives Not Designated as Hedging Instruments		$1,030	$1,251	$1,966
		$2,897	$3,481	$22,031

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2025	September 30, 2024	December 31, 2024
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$20,735	$8,571	$1,370
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	4,129	2,026	65
Total Derivatives Designated as Hedging Instruments		$24,864	$10,597	$1,435
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,254	$608	$902
Total Derivatives Not Designated as Hedging Instruments		$1,254	$608	$902
		$26,118	$11,205	$2,337

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	September 30, 2025	September 30, 2024	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains (losses) recognized in OCI	$3,332	$(13,288)
Amount of gains (losses) reclassified from accumulated OCI to the consolidated statements of operations	1,159	(7,264)	Cost of sales

	Derivatives Designated as Hedging Instruments
	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (losses) gains recognized in OCI	$(50,530)	$9,764
Amount of (losses) gains reclassified from accumulated OCI to consolidated statements of operations	(12,117)	7,057	Cost of sales
The net (losses) gains reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2025 and 2024 were offset by changes in cash flows associated with the underlying hedged transactions.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	September 30, 2025	September 30, 2024	Statements of Operations Classification
	(In thousands)
Amount of Net (Losses) Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$(172)	$1,845	Other non-operating income/expense, net

	Derivatives Not Designated as Hedging Instruments
	For the Nine Months Ended
	September 30, 2025	September 30, 2024	Statements of Operations Classification
	(In thousands)
Amount of Net Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$8,046	$2,195	Other non-operating income/expense, net
The net gains and losses recognized in the consolidated statements of operations during the three and nine months ended September 30, 2025 and September 30, 2024, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.

13.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2025, September 30, 2024, and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$2,897	$—	$2,897
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$26,118	$—	$26,118

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$3,481	$—	$3,481
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$11,205	$—	$11,205

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$22,031	$—	$22,031
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,337	$—	$2,337
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

The estimated fair value of Mattel's long-term debt was $2.31 billion (compared to a carrying amount of $2.35 billion) as of September 30, 2025, $2.31 billion (compared to a carrying amount of $2.35 billion) as of September 30, 2024, and $2.27 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2024. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
14.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands, except per share amounts)
Basic:
Net income	$278,358	$372,376	$291,390	$400,955
Weighted-average number of common shares	315,834	339,059	322,255	342,707
Basic net income per common share	$0.88	$1.10	$0.90	$1.17

Diluted:
Net income	$278,358	$372,376	$291,390	$400,955
Weighted-average number of common shares	315,834	339,059	322,255	342,707
Dilutive share-based awards (a)	2,234	2,157	2,874	2,673
Weighted-average number of common and potential common shares	318,068	341,216	325,129	345,380
Diluted net income per common share	$0.88	$1.09	$0.90	$1.16
(a)For the three and nine months ended September 30, 2025, share-based awards totaling 5.3 million and 6.3 million, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. For the three and nine months ended September 30, 2024, share-based awards totaling 6.9 million and 7.7 million, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive.
15.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2024 Annual Report on Form 10-K.
The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Service cost	$872	$851	$2,543	$2,548
Interest cost	5,189	5,059	15,379	15,142
Expected return on plan assets	(4,422)	(4,693)	(13,177)	(14,052)
Amortization of prior service cost	50	49	149	145
Recognized actuarial loss	2,173	1,950	6,513	5,836
Net periodic benefit cost	$3,862	$3,216	$11,407	$9,619

The components of Mattel's net periodic benefit credit for postretirement benefit plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Interest cost	$36	$45	$108	$135
Amortization of prior service credit	(499)	(509)	(1,498)	(1,528)
Recognized actuarial gain	(73)	(48)	(219)	(143)
Net periodic benefit credit	$(536)	$(512)	$(1,609)	$(1,536)

Mattel's service cost component is recorded within operating income while other components of net periodic benefit costs for defined benefit pension and postretirement benefit plans are recorded within other non-operating (income) expense, net.
During the nine months ended September 30, 2025, Mattel made cash contributions totaling approximately $18 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2025, Mattel expects to make additional cash contributions of approximately $5 million.
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
On May 21, 2025, annual performance awards were granted to officers and key employees of Mattel under the Long-Term Incentive Program ("LTIP") for 2025-2027. Under the 2025-2027 LTIP, shares of Mattel's common stock may be earned based on Mattel’s relative Total Shareholder Return ("relative TSR") over the three-year performance measurement period. Performance awards previously granted under Mattel’s LTIP during the nine months ended September 30, 2025 and 2024, may be earned based on Mattel's performance against three-year cumulative Adjusted Free Cash Flow targets, with the final payout subject to modification based on Mattel's relative TSR over the same periods. The actual number of shares earned under both the 2025-2027 LTIP and prior LTIP awards may range from 0% to 200% of the target award, depending on performance against the applicable metrics.
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
Compensation expense, included within other selling and administrative expenses in the consolidated statements of operations, related to stock options, RSUs, and performance awards, was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Stock option compensation expense	$400	$716	$1,431	$2,515
RSU compensation expense	14,901	13,860	43,370	42,185
Performance award compensation expense	7,029	5,109	16,153	12,748
	$22,330	$19,685	$60,954	$57,448

As of September 30, 2025, total unrecognized compensation expense related to unvested share-based payments totaled $136.4 million and is expected to be recognized over a weighted-average period of 2.3 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $5.5 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively.
17.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Design and development	$54,528	$46,842	$150,706	$141,871
Identifiable intangible asset amortization	7,906	7,863	23,559	23,503
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Cost of sales (a)	$2,432	$392	$6,123	$3,016
Other selling and administrative expenses (b)	307	26,769	19,799	44,743
	$2,739	$27,161	$25,922	$47,759
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2024	Charges	Payments/Utilization	Liability at September 30, 2025
	(In thousands)
Severance	$32,661	$17,551	$(34,902)	$15,310
Other restructuring charges (a)	10	8,371	(8,302)	79
	$32,671	$25,922	$(43,204)	$15,389

	Liability at December 31, 2023	Charges	Payments/Utilization	Liability at September 30, 2024
	(In thousands)
Severance	$25,096	$46,108	$(30,732)	$40,472
Other restructuring charges (a)	—	1,651	(1,617)	34
	$25,096	$47,759	$(32,349)	$40,506
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing and distribution facilities.
As of September 30, 2025, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $100 million, which included approximately $5 million of non-cash charges. Total expected cash expenditures are approximately $115 to $140 million and total non-cash charges are expected to be up to $5 million.
19.     Income Taxes
Mattel's provision for income taxes was $86.9 million and $72.5 million for the three and nine months ended September 30, 2025, respectively, and $106.4 million and $94.8 million for the three and nine months ended September 30, 2024, respectively. Mattel recognized a net discrete income tax benefit of $2.3 million during the three months ended September 30, 2025. Mattel recognized a net discrete income tax benefit of $12.6 million during the nine months ended September 30, 2025, primarily related to a change of its indefinite reinvestment assertion with respect to certain foreign subsidiary earnings. Mattel recognized a net discrete income tax benefit of $3.4 million during the three months ended September 30, 2024, primarily related to previously unrecognized tax benefits, partially offset by the establishment of a valuation allowance on certain foreign deferred tax assets. Mattel recognized a net discrete income tax benefit of $16.3 million during the nine months ended September 30, 2024, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group intellectual property rights transfer and previously unrecognized tax benefits.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three and nine months ended September 30, 2025 and 2024, there were no material changes to Mattel's valuation allowance.
In the normal course of business, Mattel is regularly audited by federal, state, and foreign tax authorities. Based on the current status of federal, state, and foreign audits, Mattel believes it is reasonably possible that in the next 12 months, the total unrecognized tax benefits could decrease by $15.7 million related to the settlement of tax audits and/or the expiration of statutes of limitations. The ultimate settlement of any particular issue with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
On July 4, 2025, H.R.1- the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Mattel has evaluated the OBBBA provisions enacted during the quarter and has included the related impact in the provision for income taxes for the three months ended September 30, 2025, which was not material. Mattel will continue to assess the potential future tax implications of this legislation and monitor future developments, including regulatory guidance and interpretations as they become available.
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
In April 2018, Mattel do Brasil entered into a settlement agreement to resolve this matter, but the settlement remains the subject of ongoing litigation.
In October 2018, the Superior Court of Justice issued a final ruling in favor of Yellowstone on the merits of Yellowstone's claims. Previously, the courts had ruled in Mattel's favor on its counterclaim.
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of September 30, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
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
Twelve products liability lawsuits filed between April 2019 and September 2024 are pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Sleeper caused the fatalities of or injuries to twelve children. More than fifty lawsuits have been settled and/or dismissed. As of September 30, 2025, Mattel assessed its probable loss related to these matters and has accrued estimated liabilities where appropriate, which are not material. Additionally, Fisher-Price, Inc. and/or Mattel, Inc. have also received letters from lawyers purporting to represent additional plaintiffs who have threatened to assert similar claims.
In addition, a stockholder filed a derivative action in the Court of Chancery for the State of Delaware (Kumar v. Bradley, et al., filed July 7, 2020) alleging breach of fiduciary duty and unjust enrichment related to the development, marketing, and sale of the Sleeper. The defendants in the derivative action included certain of Mattel's current and former officers and directors. In August 2021, a second similar derivative action was filed in the Court of Chancery for the State of Delaware (Armon v. Bradley, et al., filed August 30, 2021). The parties reached a settlement in principle of this litigation, which was approved by the court in April 2025. During the second quarter of 2025, Mattel received its portion of the settlement, which was not material.
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
Insurance Litigation
On January 6, 2023, Mattel, Inc. and Fisher-Price, Inc. filed a lawsuit against their products liability insurers in the Superior Court of the State of Delaware seeking a declaratory judgment regarding the obligations of the insurers to defend and indemnify Mattel for the Sleeper products liability lawsuits. On March 28, 2025 and June 2, 2025, the court issued summary judgment rulings which determined, among other things, that the Sleeper products liability claims constitute a single occurrence under Mattel’s insurance policies, and that each claim is allocated to the policy year in which the incident occurred. As of September 30, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

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
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys' fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and, to the extent the settlement is not finalized or approved, intends to vigorously defend against them. As of September 30, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

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

	For the Three Months Ended September 30, 2025
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$978,091	$757,881	$1,735,972	$—	$1,735,972
Cost of sales (a)	487,483	375,809	863,292	4,428	867,720
Gross Profit	490,608	382,072	872,680	(4,428)	868,252
Advertising and promotion expenses	55,263	62,874	118,137	—	118,137
Other selling and administrative expenses (b)	120,147	110,590	230,737	139,529	370,266
Operating Income	315,198	208,608	523,806	(143,957)	379,849
Interest expense				29,416	29,416
Interest (income)				(9,027)	(9,027)
Other non-operating expense, net				965	965
Income Before Income Taxes					$358,495
(a)Cost of sales included severance and other restructuring charges of approximately $2 million which was allocated to the North America and International segments.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $1 million, $5 million, $8 million, and $22 million, respectively, which were recorded in corporate and other.

	For the Nine Months Ended September 30, 2025
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$1,980,252	$1,600,911	$3,581,163	$—	$3,581,163
Cost of sales (a)	1,009,492	796,365	1,805,857	(19,993)	1,785,864
Gross Profit	970,760	804,546	1,775,306	19,993	1,795,299
Advertising and promotion expenses	128,791	138,668	267,459	—	267,459
Other selling and administrative expenses (b)	349,888	319,020	668,908	453,564	1,122,472
Operating Income	492,081	346,858	838,939	(433,571)	405,368
Interest expense				88,004	88,004
Interest (income)				(37,344)	(37,344)
Other non-operating expense, net				12,588	12,588
Income Before Income Taxes					$342,120
(a)Cost of sales included severance and other restructuring charges of approximately $6 million which was allocated to the North America and International segments.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $24 million, $24 million, $51 million, and $61 million, respectively, which were recorded in corporate and other.

	For the Three Months Ended September 30, 2024
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$1,108,288	$735,616	$1,843,904	$—	$1,843,904
Cost of sales (a)	534,821	355,598	890,419	(25,511)	864,908
Gross Profit	573,467	380,018	953,485	25,511	978,996
Advertising and promotion expenses	44,490	60,466	104,956	—	104,956
Other selling and administrative expenses (b)	116,552	101,877	218,429	167,270	385,699
Operating Income	412,425	217,675	630,100	(141,759)	488,341
Interest expense				29,371	29,371
Interest (income)				(9,787)	(9,787)
Other non-operating (income), net				(2,924)	(2,924)
Income Before Income Taxes					$471,681
(a)Cost of sales included severance and other restructuring charges of approximately $1 million which was allocated to the North America and International segments.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $27 million, $(12) million, $41 million, and $20 million, respectively, which were recorded in corporate and other.

	For the Nine Months Ended September 30, 2024
	North America	International	Total Reportable Segments	Corporate and other	Consolidated
	(In thousands)
Net Sales	$2,192,555	$1,540,586	$3,733,141	$—	$3,733,141
Cost of sales (a)	1,111,739	787,534	1,899,273	(64,734)	1,834,539
Gross Profit	1,080,816	753,052	1,833,868	64,734	1,898,602
Advertising and promotion expenses	111,182	138,935	250,117	—	250,117
Other selling and administrative expenses (b)	347,292	309,860	657,152	455,303	1,112,455
Operating Income	622,342	304,257	926,599	(390,569)	536,030
Interest expense				89,415	89,415
Interest (income)				(39,466)	(39,466)
Other non-operating expense, net				8,796	8,796
Income Before Income Taxes					$477,285
(a)Cost of sales included severance and other restructuring charges of approximately $3 million which was allocated to the North America and International segments.
(b)Other selling and administrative expenses included severance and other restructuring charges, the impact of inclined sleeper product recall litigation, incentive compensation, and share-based compensation of approximately $44 million, $(6) million, $94 million, and $57 million, respectively, which were recorded in corporate and other.
The following tables present information regarding depreciation and amortization by segment, as well as assets by segment.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)		(In thousands)
Depreciation and Amortization by Segment
North America	$22,797	$22,873	$68,920	$70,257
International	13,916	13,199	42,026	40,698
	36,713	36,072	110,946	110,955
Corporate and other	4,869	4,828	15,008	14,230
Depreciation and amortization	$41,582	$40,900	$125,954	$125,185

Segment assets were comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Assets by Segment
North America	$1,166,907	$1,160,846	$757,552
International	957,990	952,726	651,738
	2,124,897	2,113,572	1,409,290
Corporate and other	91,985	100,974	95,620
Accounts receivable, net and inventories	$2,216,882	$2,214,546	$1,504,910

Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In thousands)
Net Sales by Geographic Area
North America	$978,091	$1,108,288	$1,980,252	$2,192,555
International
EMEA	424,037	401,942	898,612	837,869
Latin America	230,339	240,563	423,551	454,811
Asia Pacific	103,505	93,111	278,748	247,906
Total International	757,881	735,616	1,600,911	1,540,586
Net sales	$1,735,972	$1,843,904	$3,581,163	$3,733,141

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides the option to use a practical expedient to address implementation challenges related to the estimation of expected credit losses for current accounts receivable and current assets arising from transactions accounted for under revenue recognition (Topic 606) and assets acquired through business combinations. The practical expedient allows entities to assume current conditions as of the balance sheet date remain unchanged over the life of these assets when developing forecasts. The guidance allows entities to bypass the requirement to incorporate macroeconomic data into their forecast when such data is not expected to materially affect the estimate. The guidance in ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2025-05 on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes certain aspects of the accounting for software costs to develop or obtain software for internal use under Accounting Standards Codification 350-40. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The guidance in ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-06 permit entities to apply the new guidance using a prospective, retrospective, or modified transition approach. Mattel is currently evaluating the impact of the adoption of ASU 2025-06 on its consolidated financial statements.

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
Recent Developments
During the third quarter of 2025, Mattel’s U.S. business continued to be challenged by industry-wide shifts in retailer ordering patterns, which impacted Mattel’s net sales. Notwithstanding the impact of the current trade dynamics, the fundamentals of Mattel’s business remained strong and Mattel continued to advance its strategy to grow its IP-driven toy business and expand its entertainment offering.
Mattel's net sales in the third quarter of 2025 decreased 6%, as compared to the third quarter of 2024. Gross margin was 50.0% in the third quarter of 2025, as compared to 53.1% in the third quarter of 2024, with unfavorable impacts from foreign currency exchange rates, inflation, tariff costs, and higher sales adjustments, partially offset by cost savings from the OPG program. Net income per diluted common share was $0.88 in the third quarter of 2025, as compared to $1.09 in the third quarter of 2024. Additionally, Mattel ended the third quarter of 2025 with cash and equivalents of $691.9 million, as compared to $723.5 million at the end of the third quarter of 2024, after $544.2 million of share repurchases during the twelve months ending September 30, 2025.
Global trade policy continues to evolve with significant U.S. tariffs imposed or proposed on imports from China, Vietnam, Mexico, and other countries. There is substantial uncertainty about the duration of existing tariffs, potential changes or pauses to such tariffs, tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on Mattel's business. Mattel continues to monitor and evaluate these developments and assess their potential impact on Mattel’s business and operations.
Mattel is operating in an uncertain macro-economic environment with significant volatility that may impact consumer demand. To the extent the macro-economic environment worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2024 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" in the Quarterly Report on Form 10-Q for the three months ended March 31, 2025 for further discussion regarding potential impacts on Mattel's business.

Results of Operations—Third Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the third quarter of 2025 and 2024:

	For the Three Months Ended				Year/Year Change
	September 30, 2025		September 30, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,736.0		$1,843.9		-6%
Cost of sales	867.7	50.0%	864.9	46.9%	—%	310
Gross profit	868.3	50.0%	979.0	53.1%	-11%	(310)
Advertising and promotion expenses	118.1	6.8%	105.0	5.7%	13%	110
Other selling and administrative expenses	370.3	21.3%	385.7	20.9%	-4%	40
Operating income	379.8	21.9%	488.3	26.5%	-22%	(460)
Interest expense	29.4	1.7%	29.4	1.6%	—%	10
Interest (income)	(9.0)	-0.5%	(9.8)	-0.5%	-8%	—
Other non-operating expense (income), net	1.0		(2.9)
Income before income taxes	358.5	20.7%	471.7	25.6%	-24%	(490)
Provision for income taxes	86.9		106.4
(Income) from equity method investments	(6.7)		(7.0)
Net income	$278.4	16.0%	$372.4	20.2%	-25%	(420)
Sales
Net sales in the third quarter of 2025 were $1.74 billion, a decrease of $107.9 million, or 6%, as compared to $1.84 billion in the third quarter of 2024. The decrease in net sales was due to a decrease in gross billings of $84.3 million and an increase in sales adjustments of $23.6 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the third quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$674.1	$757.1	-11%	1%
Infant, Toddler, and Preschool	262.5	349.8	-25%	1%
Vehicles	626.2	580.0	8%	2%
Action Figures, Building Sets, Games, and Other	404.0	364.3	11%	1%
Gross Billings	$1,966.8	$2,051.1	-4%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$413.9	$500.6	-17%	1%
Hot Wheels	547.2	508.2	8%	2%
Fisher-Price	215.4	265.4	-19%	1%
Other	790.2	777.0	2%	1%
Gross Billings	$1,966.8	$2,051.1	-4%	1%
Gross billings were $1.97 billion in the third quarter of 2025, a decrease of $84.3 million, or 4%, as compared to $2.05 billion in the third quarter of 2024, with a favorable impact from changes in currency exchange rates of one percentage point. The decrease in gross billings was primarily due to lower billings of Infant, Toddler, and Preschool and Dolls products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 11%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 25%, of which 14% was due to lower billings of Fisher-Price products, 7% was due to lower billings of Preschool Entertainment products, and 3% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Vehicles gross billings increased 8%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 11%, of which 18% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 5%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $230.8 million in the third quarter of 2025 from $207.2 million in the third quarter of 2024. Sales adjustments as a percentage of net sales increased to 13.3% in the third quarter of 2025, as compared to 11.2% in the third quarter of 2024, primarily due to increased promotional activities and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of Sales
Cost of sales was relatively consistent at $867.7 million in the third quarter of 2025, as compared to $864.9 million in the third quarter of 2024. Within cost of sales, product and other costs decreased by $8.1 million, or 1%, to $688.0 million in the third quarter of 2025 from $696.1 million in the third quarter of 2024. Freight and logistics expenses increased by $6.3 million, or 7%, to $91.3 million in the third quarter of 2025, as compared to $84.9 million in the third quarter of 2024. Royalty expense increased by $4.5 million, or 5%, to $88.5 million in the third quarter of 2025 from $83.9 million in the third quarter of 2024.
Gross Margin
Gross margin decreased to 50.0% in the third quarter of 2025 from 53.1% in the third quarter of 2024. The decrease in gross margin was primarily due to unfavorable foreign currency exchange of 120 basis points, cost inflation of 110 basis points, tariff costs of 100 basis points, higher sales adjustments of 80 basis points, partially offset by incremental realized savings from the OPG program of 80 basis points, and other factors of 20 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 6.8% in the third quarter of 2025, as compared to 5.7% in the third quarter of 2024. The increase in advertising and promotion expenses as a percentage of net sales was primarily due to a shift in the timing of advertising and promotion programs to support consumer demand and lower sales in the third quarter of 2025, as compared to the third quarter of 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $370.3 million, or 21.3% of net sales, in the third quarter of 2025, a decrease of $15.4 million, as compared to $385.7 million, or 20.9% of net sales, in the third quarter of 2024. The decrease in other selling and administrative expenses was primarily due to lower severance and restructuring charges of $26.7 million, lower employee compensation related expenses of $19.8 million, and realized savings from the OPG program of $9.1 million, partially offset by higher expenses related to inclined sleeper product recalls of $16.3 million and higher outside services and other expenses of $23.9 million.
Interest Expense
Interest expense was $29.4 million in the third quarter of 2025, flat as compared to $29.4 million in the third quarter of 2024.
Interest Income
Interest income was $9.0 million in the third quarter of 2025, relatively flat as compared to $9.8 million in the third quarter of 2024.
Provision for Income Taxes
Mattel's provision for income taxes was $86.9 million in the third quarter of 2025, as compared to $106.4 million in the third quarter of 2024. The decrease in provision for income taxes was primarily due to lower income before income taxes, partially offset by a non-recurring discrete income tax benefit from previously unrecognized tax benefits recognized in the third quarter of 2024. During the third quarter of 2025, Mattel recognized a net discrete income tax benefit of $2.3 million. During the third quarter of 2024, Mattel recognized a net discrete income tax benefit of $3.4 million, primarily related to previously unrecognized tax benefits, partially offset by the establishment of a valuation allowance on certain foreign deferred tax assets.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the third quarter of 2025 and 2024, there were no material changes to Mattel's valuation allowance.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the third quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Net Sales	$978.1	$1,108.3	-12%	—%
Segment Operating Income	315.2	412.4	-24%
Net sales for the North America segment in the third quarter of 2025 were $978.1 million, a decrease of $130.2 million, or 12%, as compared to $1.11 billion in the third quarter of 2024. The decrease in net sales was primarily due to a decrease in gross billings of $124.4 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$393.8	$442.3	-11%	—%
Infant, Toddler, and Preschool	157.1	228.0	-31%	—%
Vehicles	276.5	288.5	-4%	—%
Action Figures, Building Sets, Games, and Other	232.5	225.5	3%	—%
Gross Billings	$1,059.9	$1,184.3	-11%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$234.2	$285.1	-18%	—%
Hot Wheels	235.7	249.7	-6%	—%
Fisher-Price	129.9	168.5	-23%	—%
Other	460.2	481.0	-4%	—%
Gross Billings	$1,059.9	$1,184.3	-11%	—%
Gross billings for the North America segment were $1.06 billion in the third quarter of 2025, a decrease of $124.4 million, or 11%, as compared to $1.18 billion in the third quarter of 2024. The decrease in the North America segment gross billings was due to lower billings of Infant, Toddler, and Preschool, Dolls, and Vehicles products, partially offset by higher billings of Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 11%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 31%, of which 17% was due to lower billings of Fisher-Price products, 10% was due to lower billings of Preschool Entertainment products, and 5% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Vehicles gross billings decreased 4%, primarily due to lower billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 3%, of which 16% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 6% and lower billings of Games products of 5%.
Sales adjustments increased to $81.8 million in the third quarter of 2025 from $76.0 million in the third quarter of 2024. Sales adjustments as a percentage of net sales increased to 8.4% in the third quarter of 2025 from 6.9% in the third quarter of 2024, primarily due to increased promotional activities and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of sales decreased by $47.3 million, or 9%, to $487.5 million in the third quarter of 2025 from $534.8 million in the third quarter of 2024, primarily due to a decrease in product and other costs of $48.2 million.
Gross margin decreased to 50.2% in the third quarter of 2025 from 51.7% in the third quarter of 2024. The decrease in gross margin was primarily due to tariff costs of 180 basis points, cost inflation of 110 basis points, and higher sales adjustments of 70 basis points, partially offset by incremental realized savings from the OPG program of 90 basis points, and other factors of 120 basis points.
North America segment operating income was $315.2 million in the third quarter of 2025, as compared to $412.4 million in the third quarter of 2024, primarily due to lower gross profit of $82.9 million and higher advertising and promotion expenses of $10.8 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the third quarter of 2025 and 2024:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Net Sales	$757.9	$735.6	3%	3%
Segment Operating Income	208.6	217.7	-4%
Net sales for the International segment in the third quarter of 2025 were $757.9 million, an increase of $22.3 million, or 3%, as compared to $735.6 million in the third quarter of 2024. The increase in net sales was primarily due to an increase in gross billings of $40.1 million, partially offset by an increase in sales adjustments of $17.8 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$280.2	$314.8	-11%	3%
Infant, Toddler, and Preschool	105.3	121.8	-14%	2%
Vehicles	349.8	291.5	20%	3%
Action Figures, Building Sets, Games, and Other	171.6	138.8	24%	4%
Gross Billings	$906.9	$866.8	5%	3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$179.8	$215.5	-17%	2%
Hot Wheels	311.6	258.4	21%	3%
Fisher-Price	85.6	96.9	-12%	2%
Other	330.0	296.1	11%	3%
Gross Billings	$906.9	$866.8	5%	3%
Gross billings for the International segment were $906.9 million in the third quarter of 2025, an increase of $40.1 million, or 5%, as compared to $866.8 million in the third quarter of 2024, with a favorable impact from changes in currency exchange rates of three percentage points. The increase in the International segment gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool products.
Dolls gross billings decreased 11%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 14%, of which 9% was due to lower billings of Fisher-Price products and 3% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 20%, primarily due to higher billings of Hot Wheels products.

Action Figures, Building Sets, Games, and Other gross billings increased 24%, of which 22% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, and 6% was due to higher billings of Games products, partially offset by lower billings of Building Sets products of 2%.
Sales adjustments increased to $149.0 million in the third quarter of 2025 from $131.2 million in the third quarter of 2024. Sales adjustments as a percentage of net sales increased to 19.7% in the third quarter of 2025, as compared to 17.8% in the third quarter of 2024. The increase in sales adjustments as a percentage of net sales was primarily due to increased promotional activities and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.
Cost of sales increased by $20.2 million, or 6%, to $375.8 million in the third quarter of 2025 from $355.6 million in the third quarter of 2024, primarily due to an increase in product and other costs of $10.2 million and an increase in royalty expense of $5.9 million.
Gross margin decreased to 50.4% in the third quarter of 2025 from 51.7% in the third quarter of 2024. The decrease in gross margin was primarily due to cost inflation of 90 basis points, higher sales adjustments of 60 basis points, and other factors of 40 basis points, partially offset by incremental realized savings from the OPG program of 60 basis points.
International segment operating income was $208.6 million in the third quarter of 2025, as compared to $217.7 million in the third quarter of 2024, primarily due to higher other selling and administrative expenses of $8.7 million.
Results of Operations—First Nine Months
Consolidated Results
The following table presents Mattel's consolidated results for the first nine months of 2025 and 2024:

	For the Nine Months Ended				Year/Year Change
	September 30, 2025		September 30, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$3,581.2		$3,733.1		-4%
Cost of sales	1,785.9	49.9%	1,834.5	49.1%	-3%	80
Gross profit	1,795.3	50.1%	1,898.6	50.9%	-5%	(80)
Advertising and promotion expenses	267.5	7.5%	250.1	6.7%	7%	80
Other selling and administrative expenses	1,122.5	31.3%	1,112.5	29.8%	1%	150
Operating income	405.4	11.3%	536.0	14.4%	-24%	(310)
Interest expense	88.0	2.5%	89.4	2.4%	-2%	10
Interest (income)	(37.3)	-1.0%	(39.5)	-1.1%	-5%	10
Other non-operating expense, net	12.6		8.8
Income before income taxes	342.1	9.6%	477.3	12.8%	-28%	(320)
Provision for income taxes	72.5		94.8
(Income) from equity method investments	(21.8)		(18.4)
Net income	$291.4	8.1%	$401.0	10.7%	-27%	(260)
Sales
Net sales in the first nine months of 2025 were $3.58 billion, a decrease of $152.0 million, or 4%, as compared to $3.73 billion in the first nine months of 2024. The decrease in net sales was due to a decrease in gross billings of $110.0 million and an increase in sales adjustments of $42.0 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first nine months of 2025 and 2024:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,305.8	$1,465.6	-11%	—%
Infant, Toddler, and Preschool	532.3	675.1	-21%	—%
Vehicles	1,342.2	1,247.4	8%	—%
Action Figures, Building Sets, Games, and Other	861.2	763.2	13%	—%
Gross Billings	$4,041.4	$4,151.4	-3%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$788.3	$944.1	-16%	—%
Hot Wheels	1,173.3	1,093.7	7%	—%
Fisher-Price	413.4	494.7	-16%	—%
Other	1,666.3	1,618.9	3%	—%
Gross Billings	$4,041.4	$4,151.4	-3%	—%
Gross billings were $4.04 billion in the first nine months of 2025, a decrease of $110.0 million, or 3%, as compared to $4.15 billion in the first nine months of 2024. The decrease in gross billings was primarily due to lower billings of Dolls and Infant, Toddler, and Preschool products, partially offset by higher billings of Action Figures, Building Sets, Games, and Other and Vehicles products.
Dolls gross billings decreased 11%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 21%, of which 12% was due to lower billings of Fisher-Price products, 5% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels, and 4% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 8%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 13%, of which 21% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 6%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $460.3 million in the first nine months of 2025 from $418.3 million in the first nine months of 2024. Sales adjustments as a percentage of net sales increased to 12.9% in the first nine months of 2025, as compared to 11.2% in the first nine months of 2024. The increase in sales adjustments as a percentage of net sales was primarily due to increased promotional activities and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of Sales
Cost of sales decreased by $48.7 million, or 3%, to $1.79 billion in the first nine months of 2025 from $1.83 billion in the first nine months of 2024. Within cost of sales, product and other costs decreased by $66.0 million, or 5%, to $1.38 billion in the first nine months of 2025 from $1.44 billion in the first nine months of 2024. Royalty expense increased by $14.4 million, or 9%, to $182.2 million in the first nine months of 2025, as compared to $167.7 million in the first nine months of 2024. Freight and logistics expenses increased by $2.9 million, or 1%, to $228.5 million in the first nine months of 2025 from $225.5 million in the first nine months of 2024.
Gross Margin
Gross margin decreased to 50.1% in the first nine months of 2025 from 50.9% in the first nine months of 2024. The decrease in gross margin was primarily due to cost inflation of 100 basis points, higher sales adjustments of 70 basis points, tariff costs of 50 basis points, and other factors of 20 basis points, partially offset by incremental realized savings from the OPG program of 100 basis points, and lower inventory management costs of 60 basis points, due to lower close-out sales and inventory obsolescence.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 7.5% in the first nine months of 2025 from 6.7% in the first nine months of 2024, primarily due to a shift in the timing of advertising and promotion programs to support consumer demand, and lower sales in the first nine months of 2025 as compared to the first nine months of 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.12 billion, or 31.3% of net sales, in the first nine months of 2025, an increase of $10.0 million, as compared to $1.11 billion, or 29.8% of net sales, in the first nine months of 2024. The increase in other selling and administrative expenses was primarily due to higher expenses related to inclined sleeper product recalls of $30.0 million and higher outside services and other expenses of $39.3 million, partially offset by realized savings from the OPG program of $29.4 million, lower severance and restructuring charges of $19.9 million, and lower employee compensation related expenses of $10.0 million.
Interest Expense
Interest expense was $88.0 million in the first nine months of 2025, relatively flat as compared to $89.4 million in the first nine months of 2024.
Interest Income
Interest income was $37.3 million in the first nine months of 2025, relatively flat as compared to $39.5 million in the first nine months of 2024.
Provision for Income Taxes
Mattel's provision for income taxes was $72.5 million for the first nine months of 2025, as compared to $94.8 million for the first nine months of 2024. The decrease in provision for income taxes was primarily due to lower income before income taxes, partially offset by lower discrete income tax benefits. During the first nine months of 2025, Mattel recognized a net discrete income tax benefit of $12.6 million, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings. During the first nine months of 2024, Mattel recognized a net discrete income tax benefit of $16.3 million, primarily related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group IP rights transfer and previously unrecognized tax benefits.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the first nine months of 2025 and 2024, there were no material changes to Mattel's valuation allowance.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first nine months of 2025 and 2024:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Net Sales	$1,980.3	$2,192.6	-10%	—%
Segment Operating Income	492.1	622.3	-21%
Net sales for the North America segment in the first nine months of 2025 were $1.98 billion, a decrease of $212.3 million, or 10%, as compared to $2.19 billion in the first nine months of 2024. The decrease in net sales was primarily due to a decrease in gross billings of $204.2 million.

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$734.8	$838.2	-12%	—%
Infant, Toddler, and Preschool	307.1	420.1	-27%	—%
Vehicles	600.8	605.5	-1%	—%
Action Figures, Building Sets, Games, and Other	490.7	473.8	4%	—%
Gross Billings	$2,133.4	$2,337.6	-9%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$418.3	$517.5	-19%	—%
Hot Wheels	508.7	521.1	-2%	—%
Fisher-Price	240.3	300.6	-20%	—%
Other	966.1	998.4	-3%	—%
Gross Billings	$2,133.4	$2,337.6	-9%	—%
Gross billings for the North America segment were $2.13 billion in the first nine months of 2025, a decrease of $204.2 million, or 9%, as compared to $2.34 billion in the first nine months of 2024. The decrease in gross billings was primarily due to lower billings of Infant, Toddler, and Preschool, Dolls, and Vehicles products, partially offset by higher billings of Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 12%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 27%, of which 14% was due to lower billings of Fisher-Price products, 7% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels, and 5% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings decreased 1%, primarily due to lower billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 4%, of which 17% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 8% and lower billings of Games products of 4%.
Sales adjustments increased to $153.1 million in the first nine months of 2025 from $145.0 million in the first nine months of 2024. Sales adjustments as a percentage of net sales increased to 7.7% for the first nine months of 2025, as compared to 6.6% for the first nine months of 2024, primarily due to increased promotional activities and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of sales decreased by $102.2 million, or 9%, to $1.01 billion in the first nine months of 2025 from $1.11 billion in the first nine months of 2024, primarily due to a decrease in product and other costs of $101.0 million.
Gross margin in the first nine months of 2025 decreased to 49.0% from 49.3% in the first nine months of 2024, primarily due to cost inflation of 100 basis points, tariff costs of 100 basis points, and higher sales adjustments of 50 basis points, partially offset by incremental realized savings from the OPG program of 100 basis points, lower inventory management costs of 50 basis points, due to lower close-out sales and inventory obsolescence, and other factors of 70 basis points.
North America segment operating income decreased by $130.3 million to $492.1 million in the first nine months of 2025, as compared to $622.3 million in the first nine months of 2024, primarily due to lower gross profit of $110.1 million and higher advertising and promotion expenses of $17.6 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment operating income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first nine months of 2025 and 2024:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Net Sales	$1,600.9	$1,540.6	4%	—%
Segment Operating Income	346.9	304.3	14%
Net sales for the International segment in the first nine months of 2025 were $1.60 billion, an increase of $60.3 million, or 4%, as compared to $1.54 billion in the first nine months of 2024. The increase in net sales was due to an increase in gross billings of $94.2 million, partially offset by an increase in sales adjustments of $33.9 million.

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2025	September 30, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$571.0	$627.5	-9%	1%
Infant, Toddler, and Preschool	225.2	255.0	-12%	—%
Vehicles	741.3	641.9	15%	—%
Action Figures, Building Sets, Games, and Other	370.4	289.4	28%	1%
Gross Billings	$1,908.0	$1,813.8	5%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$370.0	$426.6	-13%	1%
Hot Wheels	664.6	572.6	16%	—%
Fisher-Price	173.2	194.1	-11%	—%
Other	700.3	620.5	13%	1%
Gross Billings	$1,908.0	$1,813.8	5%	—%
Gross billings for the International segment were $1.91 billion in the first nine months of 2025, an increase of $94.2 million, or 5%, as compared to $1.81 billion in the first nine months of 2024. The increase in gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool products.
Dolls gross billings decreased 9%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 12%, of which 8% was due to lower billings of Fisher-Price products, 2% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels, and 2% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 15%, primarily due to higher billings of Hot Wheels products.

Action Figures, Building Sets, Games, and Other gross billings increased 28%, of which 27% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, and 6% was due to higher billings of Games products, partially offset by lower billings of Building Sets products of 4%.
Sales adjustments increased to $307.1 million in the first nine months of 2025 from $273.2 million in the first nine months of 2024. Sales adjustments as a percentage of net sales increased to 19.2% for the first nine months of 2025, as compared to 17.7% for the first nine months of 2024. The increase in sales adjustments as a percentage of net sales was primarily due to increased promotional activities.
Cost of sales increased by $8.8 million, or 1%, to $796.4 million in the first nine months of 2025 from $787.5 million in the first nine months of 2024, primarily due to an increase in royalty expense of $12.9 million.
Gross margin increased to 50.3% in the first nine months of 2025 from 48.9% in the first nine months of 2024, primarily due to incremental realized savings from the OPG program of 90 basis points, lower inventory management costs of 70 basis points, due to lower close-out sales and inventory obsolescence, and other factors of 140 basis points, partially offset by cost inflation of 110 basis points and higher sales adjustments of 50 basis points.
International segment operating income increased by $42.6 million to $346.9 million in the first nine months of 2025, as compared to $304.3 million in the first nine months of 2024, primarily due to higher gross profit of $51.5 million.
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

In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(In millions)
Cost of sales (a)	$2.4	$0.4	$6.1	$3.0
Other selling and administrative expenses (b)	0.3	26.8	19.8	44.7
	$2.7	$27.2	$25.9	$47.7
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
As of September 30, 2025, Mattel has recorded cumulative severance and other restructuring charges related to the OPG program of approximately $100 million, which includes approximately $5 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $148 million, which represents approximately 60% benefit to cost of sales, and 40% benefit to other selling and administrative expenses, as of September 30, 2025, in connection with the OPG program.
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, driven by cash flows from operating activities, short-term borrowing facilities, including its $1.40 billion Credit Facility, and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $691.9 million in cash and equivalents at September 30, 2025, $479.1 million was held by foreign subsidiaries, including $70.0 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
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
Mattel intends to utilize its existing cash and equivalents, cash flow from operations, and borrowings under the Credit Facility to meet its short-term liquidity needs. At September 30, 2025, Mattel had no outstanding borrowings under the Credit Facility and approximately $9 million in outstanding letters of credit under the Credit Facility.
Mattel has $600.0 million of 2021 Senior Notes due 2026 that are scheduled to mature in April 2026, which Mattel intends to repay or refinance prior to the scheduled maturity date.
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
Cash Flow Activities
Cash flows used for operating activities were $203.3 million in the first nine months of 2025, as compared to $61.6 million in the first nine months of 2024. The increase in cash flows used for operating activities was primarily due to a decrease in net income, excluding the impact of non-cash items, partially offset by a decrease in cash used for working capital of $20.5 million.
Cash flows used for investing activities were $97.5 million in the first nine months of 2025, as compared to $151.7 million in the first nine months of 2024. The decrease in cash flows used for investing activities was primarily due to a decrease in purchases of other property, plant, and equipment of $33.7 million, which included the purchase of an office building for $58.8 million in July 2024.
Cash flows used for financing activities were $426.3 million in the first nine months of 2025, as compared to $314.2 million in the first nine months of 2024. The increase in cash flows used for financing activities was primarily due to $144.2 million of increased share repurchases in the first nine months of 2025 as compared to the first nine months of 2024.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 8 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased $696.0 million to $691.9 million at September 30, 2025 from $1.39 billion at December 31, 2024, primarily due to share repurchases of $412.5 million, cash flows used for operating activities of $203.3 million, and capital expenditures of $124.9 million, partially offset by favorable effects of currency exchange rate changes on cash of $31.1 million. Mattel's cash and equivalents decreased $31.6 million to $691.9 million at September 30, 2025 from $723.5 million at September 30, 2024, primarily due to cash paid for share repurchases of $544.2 million and capital expenditures of $170.5 million during the twelve months ended September 30, 2025, partially offset by cash flows generated from operating activities of $658.9 million during that twelve month period.
Accounts receivable increased $387.1 million to $1.39 billion at September 30, 2025 from $1.00 billion at December 31, 2024, primarily due to the seasonality of Mattel's business. Accounts receivable decreased by $87.1 million to $1.39 billion at September 30, 2025 from $1.48 billion at September 30, 2024, primarily due to lower net sales and timing of collections.
Inventories increased $324.9 million to $826.6 million at September 30, 2025 from $501.7 million at December 31, 2024, primarily due to seasonal inventory build. Inventories increased $89.4 million to $826.6 million at September 30, 2025 from $737.2 million at September 30, 2024, primarily due to tariff related impacts and lower sales in the third quarter of 2025 as compared to the third quarter of 2024 and the impact of foreign currency translation.
Prepaid expenses and other current assets increased $12.8 million to $246.9 million at September 30, 2025 from $234.1 million at December 31, 2024, primarily due to increases in prepaid royalties of $28.2 million, partially offset by a decrease in derivative receivables of $16.4 million. Prepaid expenses and other current assets were $246.9 million at September 30, 2025, relatively flat as compared to $242.3 million at September 30, 2024.

Accounts payable and accrued liabilities increased $44.9 million to $1.32 billion at September 30, 2025 from $1.28 billion at December 31, 2024, primarily due to an increase in accounts payable of $93.9 million, an increase in interest payable of $27.0 million, an increase in other accrued liabilities of $22.7 million, and an increase in derivative liabilities of $19.7 million, partially offset by lower accrued incentive compensation of $95.7 million, including the timing of incentive compensation payments and lower accrued advertising of $46.1 million. Accounts payable and accrued liabilities increased $80.2 million to $1.32 billion at September 30, 2025 from $1.24 billion at September 30, 2024, primarily due to an increase in accounts payable of $53.6 million, other accrued liabilities of $33.9 million, and derivative liabilities of $12.8 million, partially offset by lower accrued incentive compensation of $42.2 million.
A summary of Mattel's capitalization is as follows:

	September 30, 2025		September 30, 2024		December 31, 2024
	(In millions, except percentage information)
Cash and equivalents	$691.9		$723.5		$1,387.9

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	600.0		600.0		600.0
2021 Senior Notes due April 2029	600.0		600.0		600.0
Debt issuance costs and debt discount	(12.4)		(16.7)		(15.6)
Total debt	2,337.6	51%	2,333.3	50%	2,334.4	51%
Stockholders' equity	2,261.2	49	2,312.9	50	2,264.1	49
Total capitalization (total debt plus stockholders' equity)	$4,598.8	100%	$4,646.2	100%	$4,598.5	100%
Total debt was $2.34 billion at September 30, 2025, and $2.33 billion at both December 31, 2024 and September 30, 2024. Mattel has $600.0 million of 2021 Senior Notes due 2026 that mature in April 2026, which Mattel intends to repay or refinance prior to the scheduled maturity date.
Stockholders' equity was flat at $2.26 billion at September 30, 2025 and December 31, 2024, with share repurchases of $416.3 million during the nine months ended September 30, 2025 being substantially offset by net income of $291.4 million, currency translation adjustments of $105.7 million, and share-based compensation of $61.0 million during that period. Stockholders' equity decreased $51.7 million to $2.26 billion at September 30, 2025 from $2.31 billion at September 30, 2024, primarily due to share repurchases of $549.2 million during the twelve months ended September 30, 2025, partially offset by net income of $432.3 million and the impact of share-based compensation on additional paid-in capital of $82.9 million during that twelve month period.
Litigation
See Part I, Item 1 "Financial Statements—Note 20 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2024 Annual Report on Form 10-K and did not materially change during the first nine months of 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations may impact Mattel's results of operations and cash flows. The Hong Kong dollar, Euro, and Chinese yuan were the primary currencies that caused foreign currency transaction exposure for Mattel during the first nine months of 2025. Mattel seeks to mitigate its foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the nine months ended September 30, 2025 were related to its net investments in entities having functional currencies denominated in the Russian ruble, Mexican peso, and the British pound sterling.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's third quarter 2025 net sales by approximately 0.3% and would have less than a $0.01 impact to Mattel's net income per share.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Paul Ruh, Mattel's principal financial officer, concluded that these disclosure controls and procedures are not effective as of September 30, 2025 due to a material weakness in Mattel's internal control over financial reporting, which is more fully described in Management's Report on Internal Control Over Financial Reporting, in Part II, Item 8 "Financial Statements and Supplementary Data" in the 2024 Annual Report on Form 10-K.
Remediation Plan
Management is in the process of executing its remediation plan to address the material weakness. During the quarter ended September 30, 2025, management tested the operating effectiveness of user access provisioning controls for certain systems. Additional time is required to further test the operating effectiveness of these controls to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2025, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the third quarter of 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (In millions)
July 1-31	3,468,147	$17.31	3,465,694	$330.0
August 1-31	8,200,570	17.40	8,189,659	187.5
September 1-30	67,554	16.85	—	187.5
Total	11,736,271	$17.37	11,655,353	$187.5
 ____________________________________
(a)The total number of shares purchased includes 80,918 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 5, 2024, Mattel's Board of Directors authorized a $1.00 billion share repurchase program. As of September 30, 2025, Mattel had a remaining authorization of $187.5 million under the program. Repurchases under the share repurchase program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	3.1	May 30, 2025
3.2	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
10.1+*	Amendment No. 6 to the Deferred Compensation and PIP Excess Plan (Post-2004)
10.2+*	Amendment No. 2 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: October 29, 2025