Form 10-K
period 2025-12-31
MATTEL INC /DE/
filed 2026-02-23
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $6,314,108,780 based upon the closing market price as of the close of business June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter.
Number of shares outstanding of registrant's common stock, $1.00 par value, as of February 11, 2026: 302.2 million shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Mattel, Inc. 2026 Proxy Statement, to be filed with the Securities and Exchange Commission ("SEC") within 120 days after the closing of the registrant's fiscal year (incorporated into Part III to the extent stated herein).

MATTEL, INC. AND SUBSIDIARIES

Forward-Looking Statements

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or by their nature are uncertain, and include statements regarding Mattel's plans for future periods and other future events. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors or combination of factors, many of which are beyond Mattel's control, may cause actual results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products in a timely and cost-effective manner; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs, transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products; (xiv) the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties; (xv) the ability to successfully develop, publish and commercialize digital games; (xvi) the ability to attract and retain talented employees and adapt to evolving workplace models; (xvii) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xviii) tariffs, trade restrictions, or trade barriers, which depending on the effective date and duration of such measures, changes in the amount, scope, and nature of such measures in the future, any countermeasures that the target countries may take, and any mitigating actions that may become available, could increase Mattel's product costs and other costs of doing business, and other changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, trade policies, product safety, or sustainability, which may also increase Mattel's product costs and other costs of doing business, and in each case reduce Mattel's earnings and liquidity; (xix) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities, terrorist activities, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xx) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xxi) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xxii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xxiii) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxiv) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence; (xxv) the potential impact of the development, use, and integration of artificial intelligence and machine learning technologies in Mattel's business and products; (xxvi) the sufficiency of additional controls and procedures that Mattel has implemented to remediate the material weakness in Mattel's internal control over financial reporting, additional material weaknesses or other deficiencies in the future, or the failure to maintain an effective system of internal control; and (xxvii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors." Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I
Item 1.    Business.
Throughout this report "Mattel" refers to Mattel, Inc. and/or one or more of its subsidiaries. Mattel is a leading global play and family entertainment company and owner of one of the most iconic brand portfolios in the world. Mattel's mission is to create innovative products and experiences that inspire fans, entertain audiences, and develop children through play, and its purpose is to empower generations to explore the wonder of childhood and reach their full potential.
Mattel is focused on the following new brand-centric strategy to grow its intellectual property ("IP") driven play and family entertainment business:
•Grow its toy brands with more breakthrough innovation and adult fans and collectors, as well as evolved demand creation;
•Expand its direct-to-consumer and commercial reach through first party data, retail development, and new channels;
•Broaden content offering in film, television, and short-form content, accelerate licensing in consumer products, location-based entertainment, and publishing, and expand with new business models;
•Scale digital play through mobile games self-publishing, Mattel163 mobile games studio, licensing, and creator platforms; and
•Optimize operations and leverage artificial intelligence ("AI") across its systems and supply chain.
Mattel is the owner of a portfolio of iconic brands and partners with global entertainment companies to license other IP. Mattel's portfolio of owned and licensed brands and products are organized into the following categories:
Dolls—including brands such as Barbie, American Girl, Disney Princess, Disney Frozen, Monster High, Polly Pocket, and KPop Demon Hunters. Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential in every girl, sparking imaginations and shaping futures through play. Monster High, a character-driven franchise, engages fans of all ages, encouraging them to be their authentic selves and celebrate what makes them unique. American Girl, with an extensive portfolio of dolls and accessories, content, and lifestyle products, is best known for imparting valuable life lessons that instill confidence through its inspiring dolls and books, featuring characters from past and present.
Vehicles—including brands such as Hot Wheels (including Hot Wheels Monster Trucks and Hot Wheels RC), Matchbox, and Cars (Disney Pixar). Hot Wheels has continued to push the limits of performance and design since 1968, and ignites and nurtures the challenger spirit in kids, adults, and collectors. From die-cast vehicles to tracks, playsets, and accessories, the Mattel Vehicles portfolio has broad appeal that engages and excites fans of all ages.
Infant, Toddler, and Preschool—including brands such as Fisher-Price (including Little People) and Thomas & Friends, is organized into three subcategories: Fisher-Price, Preschool Entertainment, and Baby Gear and Power Wheels. The first subcategory is Fisher-Price, the power brand, which includes core Infant and Toddler product lines. As a leader in play and child development, Fisher-Price is dedicated to giving families the best possible start to life by making the most fun, enriching products for infants, toddlers, and preschoolers. The second subcategory is Preschool Entertainment, which includes owned IP such as Thomas & Friends and partner entertainment brands. Thomas & Friends is an award-winning preschool train brand franchise that lays the tracks to inspire, entertain, and develop young train fans through toys, content, live events, and other consumer products. The third subcategory is Baby Gear and Power Wheels, in which Mattel has strategically out-licensed or exited certain product lines.
Action Figures, Building Sets, Games, and Other—including brands such as Masters of the Universe, Mattel Brick Shop, MEGA, UNO, Jurassic World (NBCUniversal), Minecraft (Microsoft), WWE, Toy Story (Disney Pixar), and Star Wars (Disney's Lucasfilm). Mattel's Action Figures portfolio is comprised of product lines associated with licensed entertainment franchises, such as Jurassic World and WWE, as well as product lines from Mattel-owned IP, such as Masters of the Universe. Introduced in 2025 as a new challenger brand in Building Sets, Mattel Brick Shop is designed to introduce differentiated building experiences through innovative features, materials, and techniques intended to expand traditional building play. Within Games, UNO is the classic matching card game that is easy to learn and fast fun for everyone, while the rest of the portfolio includes beloved heritage games such as Pictionary, Skip-Bo, Phase 10, and Blokus. Other includes Plush, which contains products associated with movie releases from licensed entertainment franchises such as Minecraft, as well as Mattel-owned IP.

Business Segments
Mattel's reportable segments are: (i) North America and (ii) International. The North America and International segments sell products across Mattel's categories, although some products are developed or adapted for particular international markets.
For additional information on Mattel's worldwide gross billings by brand category, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."
North America Segment
The North America segment markets and sells toys and consumer products in the United States and Canada across all of Mattel's categories.
Dolls
Barbie continues to innovate, creating purpose-driven marketing campaigns and engaging toys connected to a strong system of play. Barbie has a broad range of product offerings, with product lines designed to appeal to children of multiple age groups, complemented by a Barbie Signature line with high-quality dolls that appeal to fans of all ages. In 2026, Barbie will continue to inspire multi-generational fans through new products and captivating experiences.
Mattel continues to build upon its strong licensed doll partnerships with Disney for the Disney Princess and Disney Frozen product lines and expects to launch its KPop Demon Hunters dolls line for Netflix in Spring of 2026. Monster High will look to build upon the success of its global relaunch, including new product offerings, partnerships, and marketing campaigns.
American Girl is a direct marketer, retailer, and children's book publisher dedicated to its mission to help girls grow up with courage, confidence, and strength of character. In 2026, American Girl looks to continue its momentum from 2025 with quality product drops, multiplatform content launches, immersive omnichannel experiences, and promotional campaigns geared towards kids, shoppers, and adult fans.
Vehicles
In 2026, industry leader Hot Wheels expects to continue its strong momentum as a multigenerational franchise with consumer interest that remains at historic highs. Hot Wheels product offerings are expected to excite consumers with innovation in both die-cast vehicles and tracks and playsets. These offerings will be supported by the animated children's series on Netflix, Hot Wheels Let's Race, and the expansion of the partnership with Formula 1, bringing fans of the sport a full range of Hot Wheels products. Hot Wheels also seeks to further expand die-cast vehicle distribution, targeting fans of all ages.
Die-cast pioneer Matchbox expects to continue to bring exciting new products to market, including new die-cast offerings and toys tied to Apple Original Films Matchbox The Movie premiering in Fall 2026.
Mattel will continue to partner with Disney Pixar for Cars to drive innovation and celebrate the franchise's 20th anniversary in 2026, including fresh new product offerings to support key promotional events.
Infant, Toddler, and Preschool
In 2026, Fisher-Price will continue to engage consumers as a trusted partner for families with infants, toddlers, and preschoolers, and remain dedicated to giving families the best possible start to life. Consumer-centric innovation is expected to drive differentiation through new product offerings across the portfolio. Little People will look to continue leveraging its distinctive form factor and style to unlock multi-category growth, including the launch of a new partnership with Nintendo. In Fall 2026, Thomas & Friends plans for a full-franchise relaunch supported by a new brand foundation, refreshed character styling, expanded storytelling across core content platforms, and the introduction of a new toy line.
Action Figures, Building Sets, Games, and Other
Mattel Action Figures will continue to collaborate with key licensor partners, such as Disney Pixar, Microsoft, NBCUniversal, Warner Bros., and WWE to bring innovative products to the global marketplace. In 2026, the Action Figures portfolio will be supported by theatrical releases such as Disney Pixar's Toy Story 5 and Mattel's own worldwide theatrical release of Masters of the Universe with Amazon MGM Studios scheduled for Summer 2026, which are expected to drive new and refreshed product lines. In addition, Mattel will continue product development, innovation, and line extensions related to NBCUniversal's Jurassic World and Microsoft's Minecraft, and launch a new product line for Warner Bros. DC Universe in the second half of 2026.

Mattel's Masters of the Universe theatrical release will be supported by a new product line intended to reinvigorate and modernize the franchise. Mattel anticipates expanding the franchise beyond its historical collector base to a broader, multi-audience model, including children. Integrated marketing, content, and distribution initiatives are expected to support consumer awareness, engagement, and expanded brand reach, including in international markets.
Within Building Sets, Mattel plans to further develop and extend its Mattel Brick Shop portfolio with additional scales and new product introductions utilizing both owned and licensed IP. In addition, parents of preschoolers can continue to discover how the MEGA Bloks preschool building system enhances playtime and early childhood development beyond the Big Building Bag.
Mattel Games consists of some of the most beloved Games IP in the world including UNO, Pictionary, Skip-Bo, Phase-10, Blokus, and many others. Mattel plans to expand its Games portfolio through product innovation, brand extensions, digital games, and enhanced global distribution. UNO is expected to remain an important focus of the portfolio with plans to further fuel fandom through elevated events such as the launch of the UNO Championship Series and UNO Social Club. Mattel also plans to refresh heritage Games brands, continue investment in adult-focused party and strategy games, and explore opportunities to expand Games across direct-to-consumer and digital platforms.
International Segment
Products marketed and sold by the International segment are generally the same as those marketed and sold by the North America segment, although some products are developed or adapted for particular international markets. Mattel's products are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. No individual country within the International segment exceeded 7% of worldwide consolidated net sales during 2025.
Competition and Industry Background
Mattel is a worldwide leader in the design, manufacture, marketing, and sale of toys, games, and other products related to play, entertainment, learning, and development. Competition in the toy industry is based primarily on product quality, play value, brand recognition, innovation, and price. Mattel offers a wide range of products across multiple age groups and consumer segments that include, among others, toys for infants, toddlers, preschoolers, and school-aged children, as well as products targeted towards adult fans and collectors. These offerings include dolls, vehicles, action figures, building sets, games (including digital), puzzles, plush, educational and technology-enabled products, media-driven products, and fashion-related items. The North America segment competes with several large toy companies, including Hasbro, LEGO, The Pokémon Company, and Spin Master, as well as many smaller toy companies, and digital games, interactive entertainment, and consumer electronic companies, which increasingly compete for children's, families', and adults' discretionary spending and time. The North America segment also includes American Girl products that compete with companies that manufacture dolls and accessories, and with children's book publishers, specialty retailers, and experiential and lifestyle brands. The International segment competes with global toy companies, including Hasbro, LEGO, The Pokémon Company, Spin Master, other national and regional toy companies, and digital games, interactive entertainment, and consumer electronic companies. In certain foreign markets, competitors may be particularly strong in specific product categories, price tiers, or geographies, even if they do not compete with Mattel or other international toy companies on a global basis.
There is increasing competition among the above companies due to trends towards shorter product life cycles, children outgrowing traditional toys at younger ages, continued growth of the adult toy and collectibles market, greater demand for continuous innovation, and increasing incorporation of advanced technologies, including AI, into toys, games, and digital experiences. AI is increasingly used to enhance product functionality, personalization, content creation, and digital play experiences, further raising consumer expectations and competition. AI is also influencing consumer purchasing behavior, including product discovery, recommendations, pricing visibility, and purchase decisions across digital and omnichannel platforms. In addition, consumer purchasing behavior continues to evolve, with greater reliance on digital discovery, social media platforms, and omnichannel retail.
Mattel also competes with companies that sell non-toy products, as well as content and other entertainment companies. Competition is further influenced by the fact that a limited number of large retailers account for a significant portion of global toy sales. These retailers influence demand through control of shelf space, pricing, merchandising, and digital visibility, including the use of proprietary algorithms to determine online placement. Retailers can and do promote their own private-label, retailer-owned, and exclusive-branded toys, facilitate the sale of competitors' toys, allocate physical and digital shelf space to one type of toy over another, and showcase toys online based on proprietary algorithms. Online marketplaces also expand consumer access to a broad assortment of products from many manufacturers, furthering competition across categories.

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
Sales
Mattel's products are sold throughout the world. Products within the North America segment include products sold directly to retailers, including omnichannel retailers, discount and freestanding toy stores, chain stores, department stores, other retail outlets, and, to a limited extent, wholesalers. Mattel also operates small retail outlets at certain corporate offices as a service to its employees and as an outlet for its products. The North America segment also includes American Girl products and publications, which are sold directly to consumers and select retailers in the United States and Canada. Mattel has retail space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in four other cities across the United States for its American Girl boutique stores. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence. Additionally, Mattel sells certain of its products directly to consumers through its e-commerce platform and various third-party e-commerce channels.
During 2025, Mattel's three largest customers (Walmart at $1.08 billion, Target at $0.63 billion, and Amazon at $0.52 billion) accounted for approximately 42% of worldwide consolidated net sales. During 2024, Mattel's three largest customers (Walmart at $1.17 billion, Target at $0.68 billion, and Amazon at $0.51 billion) accounted for approximately 44% of worldwide consolidated net sales. Within countries in the International segment, there is also a concentration of sales to certain large customers that do not operate in the United States, none of which exceeded 10% of worldwide consolidated net sales. The customers and the degree of concentration vary depending upon the region or nation. See Part I, Item 1A "Risk Factors" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Information."
License Agreements
Mattel has license agreements with third parties that permit Mattel to utilize the trademark, characters, or inventions of the licensor in products that Mattel sells. A number of these licenses relate to product lines that are significant to Mattel's business and operations.
Mattel has entered into agreements to license entertainment properties, including among others, Disney Consumer Products (including Disney Princess and Disney Frozen, Star Wars, Disney Pixar (including Cars and Toy Story) and certain other Disney films and television properties), NBCUniversal (including Jurassic World, Wicked, and Fast and Furious), Warner Bros. (including DC Universe and Harry Potter), Microsoft (including Minecraft and Halo), WWE, Formula 1, Nintendo, and Paramount (relating to its Nickelodeon properties, including Teenage Mutant Ninja Turtles beginning in 2027).
Royalty expense for 2025, 2024, and 2023 was $264.6 million, $244.1 million, and $249.8 million, respectively. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Commitments and Contingencies."
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
Mattel's principal manufacturing facilities are owned or third-party plants located in China, Vietnam, Indonesia, Malaysia, Mexico, and Thailand. In conjunction with Mattel's cost savings programs, Mattel discontinued production at two plants located in China, one in 2024 and the other in 2025. To help avoid disruption of its product supply due to political instability, civil unrest, future pandemics or other health crises, economic instability, changes in government policies or regulations, including tariffs, trade restrictions, or trade barriers, natural and manmade disasters, and other risks, Mattel produces its products in various facilities across multiple countries. Mattel believes that the existing production capacity at its owned and third-party manufacturers' facilities is sufficient to handle expected volume for the foreseeable future.
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
Advertising and Promotion
Mattel supports its product lines with extensive advertising and consumer promotions. Advertising takes place at varying levels throughout the year and peaks during the traditional holiday season. Advertising includes digital and social media, television commercials, and catalogs, among others. Promotions include in-store displays, merchandising materials, major events focusing on products, and tie-ins with various consumer products companies.
During 2025, 2024, and 2023, Mattel incurred advertising and promotion expenses of $522.0 million (9.8% of net sales), $507.3 million (9.4% of net sales), and $524.8 million (9.6% of net sales), respectively.
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
Mattel's advertising and promotion activities are subject to the Federal Trade Commission Act and the Children's Television Act of 1990 and may also be subject to other rules and regulations promulgated by the Federal Trade Commission, and the Federal Communications Commission, as well as laws of certain countries that regulate advertising, advertising to children, and related activities. In addition, Mattel's web-based products and services and other online and digital communications activity are or may be subject to U.S. and foreign data protection-related regulations, including the EU's General Data Protection Regulation and related national regulations, the EU Artificial Intelligence Act, the EU Data Act, China's Personal Information Protection Law, the U.S. Children's Online Privacy Protection Act of 1998, and Executive Order 14117. Privacy and data protection-related laws also exist in many U.S. states, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and other state laws that are in effect, or are yet to take effect. Mattel believes that it is in substantial compliance with these laws and regulations.
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
Human Capital
As of December 31, 2025, Mattel had approximately 31,000 employees (including temporary and seasonal employees) working in 34 countries worldwide to create innovative products and experiences that inspire fans, entertain audiences, and develop children through play. Approximately 26,000 employees (85% of the total workforce) are located outside the United States, with a significant global manufacturing labor workforce of approximately 22,000 employees. The remaining workforce focuses on design, marketing, sales, finance, and other aspects of Mattel's business.
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
Mattel was named one of Fast Company's Best Workplaces for Innovators in 2025; recognized by Newsweek as one of the World's Most Trustworthy Companies of 2025; ranked by Forbes as one of America's Best Employer's for Company Culture; named to Computerworld's 2025 Best Places to Work in IT; and certified as a Great Place to Work in multiple countries.

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
Employee Development and Well-Being
Mattel believes continually developing skills and capabilities for the future is essential to operating as an IP-driven, high-performing play and family entertainment business. Additionally, offering the opportunity for employees to continually learn and grow their careers at Mattel is a key driver of its employee engagement strategy. Around the globe, employees at all levels participate in a variety of online classes and instructor-led training, including professional development, management development, and technical training.
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
Item 1A.    Risk Factors.
If any of the risks, events, and uncertainties described below actually occurs, Mattel's business, financial condition and results of operations could be adversely affected, and such effects could at times be material. The risk factors listed below are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could materially and adversely impact Mattel's business, financial condition and results of operations. Moreover, Mattel operates in a very competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible for management to predict the impact of all of these factors on Mattel's business, financial condition, or results of operations, or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. These factors are also currently, and in the future may be, amplified by the global economic or geopolitical climate and additional or unforeseen circumstances, developments, or risks. Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results or outcomes. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by Mattel or its representatives may turn out to be wrong. The risk factors below reflect Mattel's beliefs and opinions as to factors, events, or contingencies that could have an adverse effect on Mattel and are not intended as an exhaustive discussion of whether any such factors, events, or contingencies have or have not occurred. Mattel expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new developments or otherwise, except as required by law.
Business Operations
Mattel and its license partners are not always able to successfully identify and/or satisfy consumer preferences, which could cause Mattel's business, financial condition, and results of operations to be adversely affected.

Mattel's business and operating results depend largely upon the appeal of its products, driven by both innovation and marketing. Consumer preferences are continuously changing and can vary by geographical markets. Product life cycles and consumer preferences continue to be affected by the rapidly increasing use and proliferation of social and digital media by consumers, and the speed with which information is shared. Mattel is not always able to identify trends in consumer preferences or identify and satisfy consumer preferences in a timely manner. Significant, sudden shifts in demand are caused by "hit" toys and trends, which are often unpredictable and can result in short consumer life cycles. Mattel offers a wide range of products across multiple age groups and consumer segments that include, among others, toys for infants, toddlers, preschoolers, and school-aged children, as well as products targeted towards adult fans and collectors, dolls, vehicles, action figures, building sets, games, including digital, puzzles, plush, educational, and technology-enabled products, media-driven products, and fashion-related items. Mattel competes domestically and internationally with a wide range of large and small manufacturers, marketers, and sellers of such products, consumer electronics, such as tablets and mobile devices, and other play products, as well as retailers, which means that Mattel's market position is always at risk. Mattel's ability to maintain or increase its current product sales, or establish product sales with new, innovative toys, depends on Mattel's ability to satisfy play preferences, enhance existing products, develop and introduce new products, and achieve market acceptance of these products. These challenges are intensifying due to trends towards shorter life cycles for individual toy products, children outgrowing traditional toys at younger ages, an increasing incorporation of more technology in toys, including machine learning and AI, and an evolving path to purchase.
Mattel is the owner of a portfolio of iconic brands that are recognized worldwide. The success of a brand can be negatively impacted if marketing plans or product initiatives do not have the desired impact on a brand's image or its ability to attract consumers. Brand value could diminish significantly due to a number of factors, including changing consumer attitudes and consumer perception of Mattel or its practices. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative or inaccurate postings or comments on social media or networking websites about Mattel, its practices, or one of Mattel's brands could generate adverse publicity that could damage the reputation of Mattel's brands.
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
Mattel faces competitors who are also constantly monitoring and attempting to anticipate consumer tastes, seeking ideas which will appeal to consumers, and introducing new products that compete with Mattel's products. In addition, competition for access to entertainment properties has lessened, and may in the future continue to lessen, Mattel's ability to secure, maintain, and renew popular licenses to entertainment products developed by other parties and licensed to Mattel on beneficial terms, if at all, or require Mattel to pay licensors higher royalties and higher minimum guaranteed payments to obtain or retain these licenses. As a licensee of entertainment properties, Mattel has no guarantee that a particular property or brand will translate into a successful toy, game, or other product. In addition, the barriers to entry for new participants in the toy, entertainment, and digital games industries are low and the increasing prevalence of digital media has further increased the ability for new participants to enter Mattel's markets, and broadened the array of companies Mattel competes with. New market participants with a popular product idea or entertainment property can become a significant source of competition for Mattel and its products in a very short period of time. Reduced demand for Mattel's brands, products, and product lines as a result of these factors may adversely affect Mattel's business, financial condition, and results of operations.
Inaccurately anticipating changes and trends in popular culture, media, fashion, or technology can adversely affect Mattel's business, financial condition, and results of operations.
Successful movies, television programs, digital games, and characters in children's literature affect play preferences, and many products depend on media-based IP licenses including trademarks, trade names, copyrights, patents, trade secrets, and rights under IP license agreements and other agreements with third parties. Media-based licenses can cause a line of toys or other products to gain immediate success among children, parents, or families. Trends in media and children's characters change swiftly and contribute to the transience and uncertainty of play preferences. Mattel attempts to respond to such trends and developments by modifying, refreshing, extending, and expanding its product offerings on an annual basis.
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
Mattel expects that children will continue to be interested in product offerings incorporating technology, such as digital games, consumer electronics, and social and digital media, at increasingly younger ages. As Mattel introduces more products incorporating technology, such products tend to have higher design, development, and production costs, follow longer timelines, and require different competencies compared to Mattel's more traditional toys and games. The pace of change in product offerings and consumer tastes for products incorporating technology is potentially even greater for Mattel's more traditional products, and consequently the window for consumer interest in such products may be shorter than for traditional toys and games.
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
These changes, as well as other trends in the industry, have caused significant disruption to the retail distribution of entertainment offerings and have caused, and could in the future cause, a negative impact on sales of Mattel's products and other forms of monetization of content, especially those that are reliant on box office success. Mattel may lose opportunities to capitalize on changing market dynamics, technological innovations, or consumer tastes if it does not adapt to such changes in a timely manner. The overall effect that technological development and new digital distribution platforms have on the revenue and profits Mattel derives from its entertainment content, including from product sales associated with such content, and the additional costs associated with changing markets, media platforms, and technologies, is unpredictable. If Mattel fails to accurately assess and effectively respond to changes in technology and consumer behavior in the entertainment industry, Mattel's business, financial condition, and results of operations could be adversely affected.
Any inability by Mattel to accurately anticipate trends in popular culture, media, fashion, or technology may cause its products not to be accepted by children, parents, fans, or families and may adversely affect its business, financial condition, and results of operations.
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
Mattel's business is subject to risks associated with the underproduction of popular toys and the overproduction of toys that are less popular with consumers. Sales of toy products at retail are highly seasonal, with a large percentage of all toy purchases occurring during the relatively brief traditional holiday season. As a result, Mattel's operating results depend, in large part, on sales during the holiday season. Retailers attempt to manage their inventories tightly, which requires Mattel to ship products closer to the time the retailers expect to sell the products to consumers, and a number of retailers have moved a portion of their ordering from direct import to domestic shipping, which has further shifted orders to later in the year, especially the fourth quarter. These actions have resulted, and may result in the future, in supply chain disruption and more build-up of inventories. The increase in "last minute" shopping during the holiday season and the popularity of gift cards (which often shift purchases to after the holiday season) may negatively impact customer re-orders during the holiday season.

In addition, as a result of the seasonal nature of Mattel's business, Mattel may be adversely affected, in a manner disproportionate to the impact on a company with sales spread more evenly throughout the year, by unforeseen events, such as pandemics or other public health crises, terrorist attacks, economic shocks, severe weather due to climate change or otherwise, earthquakes or other catastrophic events, that harm the retail environment or consumer buying patterns during its key selling season, or by other events, such as strikes, disruptions in transportation, port delays, regional conflicts, tariffs, trade restrictions, or trade barriers, and geopolitical and macro-economic factors, including high inflation and high interest rates, that interfere with the manufacture or shipment of goods during the critical months leading up to the holiday purchasing season.
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
A small number of customers account for a large share of Mattel's worldwide consolidated net sales. In 2025, Mattel's three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 42% of worldwide consolidated net sales (Walmart at $1.08 billion, Target at $0.63 billion, and Amazon at $0.52 billion) and its ten largest customers, in the aggregate, accounted for approximately 49% of worldwide consolidated net sales. This concentration exposes Mattel to risk of a material adverse effect if one or more of Mattel's large customers were to significantly reduce purchases for any reason, favor competitors or new entrants, redeploy their retail floor space to other product categories, alter the manner in which they promote Mattel's products or the resources they devote to promoting and selling Mattel's products, or increase their direct competition with Mattel by expanding their private-label business. Customers make no binding long-term commitments to Mattel regarding purchase volumes and make all purchases by delivering one-time purchase orders. Any customer reducing its overall purchases of Mattel's products, reducing the number and variety of Mattel's products that it carries, and the shelf space allotted for Mattel's products, or otherwise seeking to materially change the terms of the business relationship at any time could adversely affect Mattel's business, financial condition, and results of operations.
To the extent Mattel incorporates AI into its business and products, challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability and adversely affect Mattel's business, financial condition, and results of operations.
The legal, regulatory, and ethical landscape around the use of AI and machine learning is rapidly evolving. Mattel's ability to timely adopt and adapt this emerging technology in an effective and ethical manner may impact its reputation and ability to compete, affecting its business, financial condition, and results of operations. The use of AI and machine learning technology in the development and operation of consumer products and experiences could produce results that are, among other things, false, biased, or inconsistent with Mattel's values and strategies. Further, the use of generative AI tools may compromise confidential or sensitive information, put Mattel's intellectual property at risk, or subject Mattel to claims of intellectual property infringement, all of which could damage Mattel's reputation. The rapid evolution of AI, including the regulation of AI by government or other regulatory agencies, will require significant resources to implement AI responsibly and minimize any unintended harmful impacts. There can be no assurance that any usage of AI will be beneficial to Mattel's business or enhance Mattel's products.
Failure to successfully develop, publish, and commercialize digital games could adversely affect Mattel's business, financial condition, and results of operations.
Mattel's strategy includes the development, publication, and commercialization of digital games. The digital games industry is highly competitive, and Mattel's revenue from its digital games may not be sufficient to recover the costs of developing and marketing such games. There is no guarantee that a game will be successful, and Mattel may cease development or publications of a game after significant investment.

In addition, the design, development, and production of digital games often involve third parties, including third-party platform owners and backend service providers. If Mattel has disputes with external developers or external parties cannot meet product development schedules or are otherwise unable or unwilling to meet their obligations to Mattel, Mattel may delay or cancel the design, development, production, or publication of its games, alter launch schedules, or experience increased costs and expenses, which could adversely affect Mattel's business, financial condition, and results of operations.
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
Failure to successfully implement new initiatives or meet product introduction schedules could have an adverse effect on Mattel's business, financial condition, and results of operations.
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
Mattel's business depends in large part on the success of its vendors and outsourcers, and Mattel's brands and reputation are subject to harm from actions taken by such third parties that are outside Mattel's control. In addition, any significant failure, inadequacy, or interruption from such vendors or outsourcers could harm Mattel's ability to effectively operate its business.
As a part of its efforts to cut costs, achieve better efficiencies, and increase productivity and service quality, Mattel relies significantly on vendor and outsourcing relationships with third parties for services and systems including manufacturing, transportation, logistics, and information technology. Any shortcoming of a Mattel vendor or outsourcer, particularly an issue related to compliance or reputation, or affecting the quality of these services or systems, risks damage to Mattel's reputation and brand value, and potentially adverse effects to Mattel's business, financial condition, and results of operations. In addition, problems with transitioning these services and systems to, or operating failures with, these vendors and outsourcers could cause delays in product sales and reduce the efficiency of Mattel's operations, and significant capital investments could be required to remediate the problem.
The production and sale of private-label, retailer-owned, and exclusive-branded toys by Mattel's retail customers may result in lower purchases of Mattel-branded products by those retail customers.
The production and sale of private-label, retailer-owned, and exclusive-branded toys by Mattel's retail customers may increase competitive pressure and result in lower purchases of Mattel-branded products by those customers. In recent years, retailers across the consumer goods industry, including the toy category, have expanded their development of private-label, retailer-owned, and exclusive brands that compete directly with products offered by traditional manufacturers.
Certain retail chains and online retailers that are customers of Mattel, including large mass, specialty, and e-commerce retailers, sell toys that are designed, sourced, marketed, and branded by the retailers themselves, including through private-label, retailer-owned or exclusive brands. Some of Mattel's largest retail customers, including Walmart, Target, and Amazon, offer such products. These private-label, retailer-owned, or exclusive-branded toys may be priced below comparable Mattel-branded products, benefit from preferential placement or promotion, or receive enhanced digital visibility, which may reduce retailer purchases of Mattel products and negatively impact consumer demand for Mattel brands.
In addition, certain retailers that offer private-label, retailer-owned, or exclusive-branded toy products have significant scale, data, advantages, and financial resources, and may leverage direct access to consumer purchasing data, proprietary algorithms, and control over merchandising and pricing to favor their own offerings. These dynamics may further intensify competition and adversely affect Mattel's sales, margins, and market position in certain channels or markets.
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
Mattel designs, manufactures, and markets a wide variety of products worldwide through sales to retailer customers and directly to consumers. Mattel's performance is impacted by the level of discretionary consumer spending, which remains relatively weak in many countries around the world in which Mattel does business. Consumers' discretionary purchases of toy, entertainment, and digital game products are often impacted by a number of factors beyond Mattel's control including inflation, job losses, foreclosures, bankruptcies, reduced access to credit, interest rates, tax rates, investment losses, lower consumer confidence, tariffs, and other macro-economic factors that affect consumer spending behavior. These or other factors can reduce the amount that consumers spend on the purchase of Mattel's products. Deterioration of global or regional economic conditions has at times adversely affected Mattel's business, financial condition, and results of operations. Unfavorable economic conditions can also impair the ability of those with whom Mattel does business to satisfy their obligations to it. Future deterioration of global or regional economic conditions or disruptions in credit markets in the markets in which Mattel operates could potentially have a material adverse effect on Mattel's liquidity and capital resources, including increasing Mattel's cost of capital or its ability to raise additional capital if needed, or otherwise adversely affect Mattel's business, financial condition, and results of operations.
In addition to experiencing potentially lower revenues during times of economic difficulty, in an effort to maintain sales during such times, Mattel may need to increase promotional spending or take other steps to encourage retailer and consumer purchases of its products. Those steps may increase costs and/or decrease profit margins and are not always successful. During periods of increased inflation, Mattel has increased prices of certain products, and may in the future need to increase prices further, in order to cover increased costs of goods sold, which may reduce demand for products. There can be no guarantee that Mattel will be able to successfully increase prices in the future or that the price increases Mattel has already taken will offset the entirety of additional costs it has incurred and may incur in the future. The inability to adequately increase prices to offset increased costs and inflationary pressures, or otherwise mitigate the impact of these macro-economic conditions and market disruptions, may also increase costs and/or decrease profit margins.
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
Mattel operates facilities and sells products in numerous countries outside the United States. During 2025, Mattel's International segment net sales were 44% of Mattel's total consolidated net sales. Furthermore, Mattel's net investment in its foreign subsidiaries and its results of operations and cash flows are subject to changes in currency exchange rates and regulations. Significant inflation in economies of certain foreign countries can result in foreign currency devaluation, which negatively impacts Mattel's profitability. Mattel's efforts to mitigate the exposure of its results of operations to fluctuations in currency exchange rates by aligning its prices with the local currency cost of acquiring inventory, distributing earnings in U.S. dollars, and partially hedging this exposure using foreign currency forward exchange contracts may ultimately be unsuccessful. Government action may restrict Mattel's ability to transfer capital across borders, such as currency control regulations in China, and may also impact the fluctuation of currencies in the countries where Mattel conducts business or has invested capital. Significant changes in currency exchange rates, reductions in Mattel's ability to transfer its capital across borders, and changes in government-fixed currency exchange rates, including the Chinese yuan, could have an adverse effect on Mattel's business, financial condition, and results of operations.
An increasing portion of Mattel's business may come from new or emerging markets, and growing business in these markets presents additional challenges.
An increasing portion of Mattel's net revenues may come from new or emerging markets, including China and India. Operating in new or emerging markets, each with its own unique consumer preferences and business climates, presents additional challenges that Mattel must meet. In addition, sales and operations in new or emerging markets are subject to other risks associated with international operations. Such risks include complications in complying with different laws in varying jurisdictions; dealing with changes in governmental policies and the evolution of laws and regulations that impact Mattel's product offerings and related enforcement; difficulties understanding the retail climate, consumer trends, local customs and competitive conditions in foreign markets, which are often quite different from those in the United States; difficulties in moving materials and products from one country to another, including port congestion, strikes and other transportation delays and interruptions; potential challenges to Mattel's transfer pricing determinations and other aspects of its cross border transactions; and the impact of tariffs, trade restrictions, trade barriers, quotas, or other trade measures. Failure to properly manage these risks could adversely affect Mattel's business, financial condition, and results of operations.
Disruptions due to political instability, civil unrest, the threat or occurrence of war or terrorist activities, pandemics or other public health crises, climate change, or earthquakes or other natural disasters out of Mattel's control and actions taken by governments, businesses, and individuals in response to such events could adversely affect Mattel's business, financial condition, and results of operations.
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
Mattel owns, operates, and manages manufacturing facilities and utilizes third-party manufacturers and suppliers throughout Asia, primarily in China, Vietnam, Indonesia, Malaysia, and Thailand, and in Mexico. Risks from political instability, civil unrest, and other geopolitical or macro-economic conditions exist in certain of these countries, which could temporarily or permanently damage the manufacturing operations of Mattel or its third-party manufacturers located there. In addition, the threat or occurrence of war or hostilities between countries or threat of terrorist activities, including in these countries, and the responses to and results of these activities, could adversely impact Mattel, its personnel and facilities, its customers and suppliers, retail and financial markets, and general economic conditions.
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
Political developments, including in trade relations, and/or trade actions could adversely impact Mattel, its customers or suppliers, and general economic conditions.
Mattel's business is worldwide in scope, and political instability, civil unrest, or the deterioration of the political, economic, or social situation or changes to trade policy or the breakdown of trade relations with the United States in a country in which Mattel has significant manufacturing, operations, or sales, or from which Mattel sources raw materials, components, or finished products could adversely affect Mattel's business, financial condition, and results of operations.
Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on Mattel's business. These and future changes in tariffs, trade policies, trade actions, or retaliatory trade measures in response, have resulted and may continue to result in additional costs and pricing pressures, supply chain disruptions, volatile or unpredictable customer spending patterns, and increased economic or geopolitical risks, which could adversely impact Mattel's future sales, business, financial condition, and results of operations, materially or in ways that Mattel cannot predict. For example, diverting production or sourcing away from a country such as China could raise the cost of Mattel products in China (as well as other countries) and could cause customers in China to seek domestic or non-U.S. sources for products that Mattel sells, or to be pressured or incentivized to not purchase goods of Mattel or U.S. companies, generally, which could adversely impact Mattel's future sales.
In addition, the United States, United Kingdom, and EU, among other jurisdictions, have each imposed export controls, as well as financial and economic sanctions, currency controls, and other trade actions, on certain products, technologies, industry sectors, and parties in Russia and Belarus as a result of the Russia-Ukraine war, which have resulted and could further result in retaliatory measures and actions by Russia.
Any increased trade barriers or restrictions on global trade imposed by the United States, or further retaliatory trade measures or currency controls taken by other countries in response, could further adversely affect Mattel's business, financial condition, and results of operations.

Evolving and sometimes conflicting stakeholder expectations, regulatory requirements, and scrutiny relating to sustainability matters, could expose Mattel to potential liabilities, increase costs, cause reputational harm, and cause other adverse impacts to Mattel's business.
Mattel expects to incur capital expenditures, compliance costs, and other costs to comply with evolving (and at times inconsistent) sustainability laws, regulations, compliance reporting, and enforcement policies by foreign, federal, state, and local governments, including those related to the environment, which may expose Mattel to additional legal, financial, or reputational risks and unpredictable reporting obligations or business requirements. Foreign, federal, state, and local governments have enacted, and may in the future focus on enacting, laws and regulations regarding the management of, or disclosure regarding, sustainability matters, such as, among other topics, climate change and the regulation of greenhouse gas ("GHG") emissions, energy use, sustainability claims and labeling requirements, responsible sourcing, and the recyclability or recoverability of packaging and products. Compliance with this evolving and sometimes conflicting legislative and regulatory landscape will require management's time and resources, impose increased costs, and could result in operational disruptions. Mattel's failure to comply with sustainability-related laws and regulations could lead to government enforcement actions, penalties, litigation, and/or reputational harm.
A variety of Mattel's stakeholders, including regulators, investors, advisory firms, rating agencies, and customers, are establishing laws, regulations, expectations, and/or assessments reflecting their varied and evolving, and sometimes conflicting, expectations on corporate practices, including transparency, due diligence, and reporting related to sustainability matters. In particular, customers and consumers may continue to put a premium on purchasing products that are sustainably manufactured and packaged, and Mattel may need to incur additional costs in order to effectively source materials that are more sustainable. As Mattel's sustainability practices, stakeholder expectations, and voluntary and regulatory sustainability disclosure standards and policies continue to evolve, Mattel has developed, and may further develop, sustainability-related goals and disclosures in these areas. Statements regarding Mattel's current sustainability goals or targets are based on management's current assumptions related to matters that are subject to change in the future and are subject to a number of significant risks and uncertainties, some of which are outside of Mattel's control. Mattel cannot provide assurance that it will successfully achieve or maintain its sustainability goals or that related costs may not be higher than expected, that proposed regulation or deregulation related to climate change and other sustainability matters will not be more aggressive than Mattel's measures and result in higher costs (or require additional resources), or that any investments Mattel makes in furtherance of achieving such goals will meet expectations for all stakeholders or any applicable binding or non-binding standards, any one of which could have an adverse effect on Mattel's financial condition, results of operations, reputation, or stock price. Further, being associated with activities by business partners or other affiliates that have or are perceived to have individual or cumulative adverse impacts on the climate, human rights, or other sustainability matters could negatively affect Mattel's reputation and impose additional costs.
Climate and other sustainability-related litigation has increased in recent years, such as claims involving the failure of organizations to mitigate their negative impacts on climate change, the failure of organizations to adapt to climate change, the insufficiency or inaccuracy of disclosure around climate or other sustainability-related risks, the failure to meet stated sustainability-related goals, or the failure to adequately meet standards regarding human rights and/or labor conditions. If Mattel's sustainability practices do not, or are perceived to not, meet or align with investor or other stakeholder expectations and standards (which are continually evolving and sometimes conflicting), or if Mattel fails to achieve, or is perceived to have failed to achieve, its sustainability goals or targets, it could negatively affect consumer or customer preference for Mattel's products and Mattel's ability to retain existing or attract new employees, customers, and business relationships, as well as expose Mattel to business or reputational harm, government enforcement actions, or litigation.
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
Mattel has in the past engaged, and may in the future engage, in mergers, acquisitions, dispositions, investments, or other strategic transactions, which can affect Mattel's revenues, profit, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel's business. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel's stock price.
Mattel regularly considers, and from time to time engages in, discussions and negotiations regarding mergers, acquisitions, dispositions, investments, or other strategic transactions that could affect the revenues, profit, profit margins, debt-to-capital ratio, capital expenditures, or other aspects of Mattel's business. There can be no assurance that Mattel will be able to identify suitable merger partners, acquisition targets, or investments or that, if identified, it will be able to complete these transactions on terms acceptable to Mattel and to potential acquisition or investment targets or merger partners. There can also be no assurance that Mattel will be successful in realizing the planned benefits from any such investments, mergers, or acquisitions, or integrating any acquired company into its overall operations, or that any such acquired company will operate profitably or will not otherwise adversely impact Mattel's results of operations. Further, Mattel cannot be certain that key talented individuals at those acquired companies will continue to work for Mattel after the acquisition or that they will continue to develop popular and profitable products or services. In addition, Mattel has certain anti-takeover provisions in its bylaws that may make it more difficult for a third party to acquire Mattel without its consent, which may adversely affect Mattel's stock price.
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
Goodwill accounts for a significant amount of Mattel's assets. Mattel tests its goodwill for impairment annually or more often if an event or circumstance indicates that an impairment may have occurred. For purposes of evaluating whether goodwill is impaired, goodwill is allocated to various reporting units. Declines in profitability of Mattel's reporting units may impact the fair value of its reporting units, which could result in an impairment of its goodwill, adversely affecting its results of operations. For more information, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies and Estimates—Goodwill" and Part II, Item 8 "Financial Statements and Supplementary Data—Note 3 to the Consolidated Financial Statements—Goodwill and Identifiable Intangible Assets, Net."
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
Any material weakness in Mattel's internal control over financial reporting, if not remediated appropriately or timely, could affect Mattel's ability to record, process, and report financial information accurately, impair its ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.
Effective internal controls are necessary for Mattel to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part II, Item 9A "Controls and Procedures," Mattel previously determined that there was a material weakness in its internal control over financial reporting, which has been remediated as of December 31, 2025. If the additional controls and procedures that Mattel has implemented to remediate the material weakness prove to be ineffective or if Mattel identifies other control deficiencies that individually or together constitute a material weakness, Mattel's ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject Mattel to civil and criminal penalties that could materially and adversely affect Mattel's reputation, financial condition, and results of operations. A material weakness, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources and cause Mattel to incur unanticipated costs, and could negatively affect investor confidence in Mattel's financial statements, cause Mattel reputational harm, and raise other risks to its operations.
Legal and Regulatory
Mattel relies extensively on information technology in its operations, and any material failure, inadequacy, interruption, or security breach of that technology could have an adverse effect on its business, financial condition, and results of operations.
Mattel relies extensively on information technology systems across its operations, including for management of its supply chain, sale and delivery of its products and services, reporting its results of operations, collection and storage of consumer data, personal data of customers, employees and other stakeholders, and various other processes and transactions. If Mattel does not allocate and effectively manage the resources necessary to build, sustain, and protect an appropriate technology infrastructure, it could be subject to transaction errors, processing inefficiencies, loss of customers, business disruptions, shutdowns, or loss of or damage to IP through security breach. Many of these systems are managed by third-party service providers. Mattel relies on such third parties to provide services on a timely and effective basis, but Mattel ultimately does not control their performance. Mattel uses third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, regulatory compliance, back-office support, and other functions. A small and growing volume of Mattel's consumer products and services are web-based, and some are offered in conjunction with business partners or such third-party service providers. In addition, Mattel's distributors, suppliers, and other external business partners utilize their own information technology systems that are subject to similar risks to Mattel as described above. Their failure to perform as expected or as required by contract, or a cyberattack on them that disrupts their systems, could result in significant disruptions and costs to Mattel's operations or, in the case of third-party service providers, a penetration of Mattel's systems. Mattel and its business partners and third-party service providers collect, process, store, and transmit consumer data, including personal and payment information, in connection with those products and services. Failure to follow applicable regulations related to those activities, or to prevent or mitigate data loss or other security compromises, including compromises of Mattel's business partners' technology and systems, can expose Mattel or its customers to a risk of loss or misuse of such information, which can adversely affect Mattel's operating results, result in regulatory enforcement, litigation and potential liability for Mattel, and otherwise harm its business. Mattel's ability to effectively manage its business and coordinate the production, distribution, and sale of its products and services depends significantly on the reliability and capacity of these systems and third-party service providers.
Mattel has exposure to security risks similar to those faced by other large companies that have data stored on their information technology systems, such as security compromises, cyberattacks, and other hacking activities such as denial of service, malware, and ransomware, and is not always successful in preventing attacks or other cyber incidents. There can be no assurance that Mattel will be able to mitigate negative impacts in the event of such attacks or other cyber incidents.

The systems and processes that Mattel has developed to protect personal information and prevent data loss and other security compromises, including systems and processes designed to prevent, detect, and minimize the impact of a security compromise at a third-party provider, do not provide absolute security, and any failure or inadequacy of such systems or processes could have an adverse effect on Mattel's business, financial condition, and results of operations. While Mattel carries cyber and business continuity insurance commensurate with its size and the nature of its operations, there can be no guarantee that costs incurred as a result of cyber events will be covered completely. Remote or hybrid work environments (including for Mattel's employees, customers, sellers, suppliers, vendors, and other third parties) may amplify these security risks or introduce additional security vulnerabilities. Additionally, the prevalence and increasing sophistication of AI may increase the frequency or efficacy of cyberattacks against Mattel, and any use of AI by Mattel or the third parties on which it depends to operate its business may create new cybersecurity vulnerabilities, including those which may not be recognized at this time.
Mattel's information systems require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop or contract for new systems in order to keep pace with continuing changes in information processing technology, emerging cybersecurity risks and threats, evolving industry, legal and regulatory standards and requirements, and other changes in Mattel's business, among other things. Mattel has made and expects to continue to make significant investments in updating and integrating IT systems; however, those investments could turn out to be insufficient or fail to yield the expected results. If Mattel's or its third-party service providers' systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are future security compromises in these systems, any of which could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyber-attacks, including denial-of-service attacks, Mattel could experience delays or decreases in product sales and reduced efficiency of its operations. Additionally, any of these types of events could lead to violations of privacy or data protection laws, breach of contract allegations, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets, or data, which could expose Mattel to potential litigation, regulatory actions, sanctions, or other statutory penalties, any or all of which could adversely affect its business and cause it to incur significant losses and remediation costs.
If Mattel fails to comply with applicable U.S. and foreign laws related to privacy, data security, AI, and data protection, it could adversely affect Mattel's business, financial condition and results of operations.
As a global company, Mattel is subject to a variety of continuously evolving and developing laws, regulations, and Executive Orders in the United States and abroad regarding privacy, data protection, AI, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. For example, Mattel is or may become subject to a variety of laws and regulations such as the EU's General Data Protection Regulation ("GDPR"), EU Artificial Intelligence Act, the EU Data Act, China's Personal Information Protection Law ("PIPL"), California's Consumer Privacy Act ("CCPA"), California Privacy Rights Act ("CPRA"), U.S. Children's Online Privacy Protection Act of 1998 ("COPPA"), or Executive Order 14117 regarding privacy, data protection, AI (including automated decision-making) and data security. These laws and regulations are continuously evolving and developing, creating significant uncertainty as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
Mattel's ongoing efforts to comply with the GDPR and other privacy and data protection laws, such as the PIPL, CCPA, CPRA, and COPPA, as well as initiatives to comply with new legal regimes relating to privacy, data protection, and AI, impose significant costs and challenges that are likely to increase over time, including as Mattel introduces digital and smart technology products, including products that incorporate AI. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or Mattel's practices. Any failure, or perceived failure, by Mattel or third-party service providers to comply with Mattel's privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on Mattel's business, financial condition, and results of operations.
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
New tax laws and interpretations of tax law are taken into account for financial statement purposes in the quarter or year that they become applicable. The Organization for Economic Co-operation and Development reached an agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two rules. Mattel is continuing to evaluate the impact of these proposed and enacted legislative changes as new guidance becomes available. Some of the legislative changes could impact Mattel's effective tax rate and tax liabilities. When and how these rules are adopted or enacted by various countries in which Mattel does business could increase tax complexity and uncertainty and may adversely affect Mattel's worldwide effective tax rate, income tax expense, and cash flows. Mattel is subject to regular review and audit by both domestic and foreign tax authorities. Tax authorities are increasingly scrutinizing the tax positions of companies and

Mattel has tax audits pending in several jurisdictions. If the U.S. or foreign tax authorities change applicable tax laws or successfully challenge how or where Mattel's profits are currently recognized, Mattel's overall taxes could increase, and Mattel's business, financial condition or results of operations may be adversely impacted.
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
Mattel has in the past experienced, and may in the future experience, issues with products that lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, or regulatory or other actions by governmental authorities. These issues and activities have resulted in increased governmental scrutiny and inquiries, harm to Mattel's reputation, reduced demand by consumers for its products, decreased willingness by retailer customers to purchase or provide marketing support for those products, adverse impacts on Mattel's ability to enter into licensing agreements for products on competitive terms, absence or increased cost of insurance, or additional safety and testing requirements. For example, the insurance terms Mattel negotiated for certain prior periods were less favorable than preceding periods as a result of past claims, product liability incidents, changes in market conditions, and other factors. These issues and activities can divert development and management resources, adversely affect Mattel's business operations, decrease sales, increase legal fees and other costs, and put Mattel at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have an adverse effect on Mattel's business, financial condition, and results of operations.
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
At December 31, 2025, Mattel had $2.33 billion of indebtedness on a consolidated basis. In addition, Mattel has $1.40 billion of commitments under its revolving credit facility. For more information, see Part II, Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Subject to the limits contained in the credit agreement that governs Mattel's revolving credit facility, the indentures that govern Mattel's notes, and Mattel's other debt instruments, Mattel may incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. To the extent Mattel does so, the risks related to Mattel's high level of debt would increase. Specifically, Mattel's substantial indebtedness could have important consequences. For example, it could:

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
If Mattel is unable to generate sufficient cash flow or is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Mattel otherwise fails to comply with the various covenants in the instruments governing its indebtedness, Mattel could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness will have the right to elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under Mattel's revolving credit facility will have the right to elect to terminate their commitments thereunder and cease making further loans, and Mattel could be forced into bankruptcy or liquidation. Declines in Mattel's operating performance may require Mattel to obtain waivers in the future from the required lenders under its revolving credit facility to avoid being in default. If Mattel breaches its covenants under its revolving credit facility and seeks a waiver, Mattel may not be able to obtain a waiver from the required lenders. If this occurs, Mattel would be in default under its revolving credit facility, the lenders could exercise their rights, as described above, and Mattel could be forced into bankruptcy or liquidation.
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
Mattel has a stock repurchase program, under which it is currently authorized to repurchase up to $1.50 billion of its common stock. The stock repurchase program does not obligate Mattel to repurchase any dollar amount or number of shares and may be suspended at any time without prior notice, which could cause the market price of Mattel's common stock to decline. The amount and timing of repurchases under Mattel's share repurchase program, if any, are influenced by many factors and may fluctuate based on Mattel's operating results, cash flows, priorities for the use of cash, the market price of Mattel's common stock, and its possession of potentially material nonpublic information. There is no guarantee as to the exact number of shares to be repurchased by Mattel, if any. Repurchases pursuant to the stock repurchase program could affect Mattel's stock price and increase its volatility. The existence of a stock repurchase program could also cause Mattel's stock price to be higher than it would be in the absence of such a program. Additionally, repurchases under the stock repurchase program utilize Mattel's cash reserves, which could impact its ability to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of Mattel's common stock may decline below the levels at which it repurchased shares of common stock.
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
As part of Mattel's overall risk management program, Mattel's IT organization has a governance, risk, and compliance group that provides oversight regarding IT-related risks, including cybersecurity risks, and monitors Mattel's IT control environment. This group also works with Mattel's Internal Audit team to assess Mattel's cybersecurity processes. In addition, Mattel's IT organization has a steering committee comprised of internal cybersecurity experts that are responsible for the development and maintenance of Mattel's information security programs and regularly reports to Mattel's Chief Technology Officer ("CTO"). Mattel's Head of Cybersecurity leads the steering committee with respect to cybersecurity risk management matters and works closely with designated privacy leadership to protect personal information.
Mattel is subject to cybersecurity threats that could have a material adverse impact on its results of operations, financial condition, and liquidity, as further discussed in Item 1A "Risk Factors" under the heading of Legal and Regulatory. Mattel is not aware of having experienced any cybersecurity threats or incidents to date that have materially affected or are reasonably likely to materially affect Mattel, its business strategy, results of operation or financial condition. However, there can be no assurance that Mattel will be able to mitigate negative impacts in the event of future attacks or other cyber incidents.
Governance
Mattel's Head of Cybersecurity and the other members of the Cybersecurity Leadership Team have collectively more than thirty years of cybersecurity industry experience at Mattel and elsewhere and are responsible for coordinating cybersecurity efforts within Mattel, with a focus on cybersecurity threat prevention, detection, and mitigation, as well as enhancement of security measures, including security updates, security architecture and engineering, and identity access management. Mattel's Head of Cybersecurity reports to the CTO, regularly communicating risks and other relevant information related to cybersecurity threats and incidents. Mattel's CTO has significant leadership, cybersecurity, and technology experience, is responsible for overseeing the monitoring and mitigation of cybersecurity threats, and advises and consults Mattel's senior management regarding material cybersecurity risks.
A team led by the Head of Cybersecurity and supported by the Cybersecurity Leadership Team implements and maintains systems designed to detect and prevent cybersecurity threats, monitors important developments that may present risk to Mattel and third-party systems, and oversees the results of internal and third-party security reviews. The Head of Cybersecurity provides regular updates to Mattel's CTO regarding critical and major severity security incidents involving Mattel systems, security incidents involving third parties that have the potential to impact Mattel's operations or involve sensitive customer, supplier, consumer, or employee data, and mitigation and remediation implemented to address such threats or incidents.
The Audit Committee of the Board of Directors (the "Audit Committee") oversees Mattel's assessment and management of material cybersecurity risks. The CTO reports to the Audit Committee on Mattel's cybersecurity, including material cybersecurity risks and mitigation, at least annually. The CTO reports and escalates cybersecurity incidents to management and the Audit Committee as appropriate.
Item 2.    Properties.
Mattel owns its corporate headquarters in El Segundo, California, consisting of approximately 360,000 square feet, and an adjacent office building consisting of approximately 55,000 square feet. In 2024, Mattel purchased another building in El Segundo that will serve as its Global Design Center, consisting of approximately 168,000 square feet. Mattel also leases buildings in El Segundo consisting of approximately 323,000 square feet. All segments use these facilities. Mattel also owns facilities in East Aurora, New York, consisting of approximately 607,000 square feet, used by the North America segment and for brand and corporate support functions and a distribution facility in DeForest, Wisconsin, consisting of approximately 350,000 square feet, which is used by the North America segment. Mattel also owns its principal manufacturing facilities located in Indonesia, Malaysia, Mexico, and Thailand.
Mattel maintains leased offices in the United States, in Arkansas, California, and Minnesota, distribution facilities in California, Pennsylvania, Texas, and in Mississauga, Canada, and retail and related office space in Chicago, Illinois; Los Angeles, California; and New York, New York for its flagship American Girl stores, and in four other cities across the United States for its American Girl boutique stores, all of which are used by the North America segment. Internationally, Mattel has offices and/or warehouse space in over 30 countries. Mattel leases facilities used by the International segment in various foreign jurisdictions, including China, France, Mexico, and the United Kingdom. Mattel also leases office space and principal manufacturing facilities in China, which support the North America and International segments.

For all leases that are scheduled to expire within the next twelve months, Mattel may negotiate new lease agreements, renew existing lease agreements, or utilize alternate facilities. See Part II, Item 8 "Financial Statements and Supplementary Data—Note 8 to the Consolidated Financial Statements—Leases." Mattel believes that its owned and leased facilities, in general, are suitable and adequate for its present and currently foreseeable needs.
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
Holders of Record
As of February 11, 2026, Mattel had approximately 12,000 holders of record of its common stock.
Dividends
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 7 to the Consolidated Financial Statements —Stockholders' Equity—Dividends."
Recent Sales of Unregistered Equity Securities
During the fourth quarter of 2025, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
During 2025, Mattel repurchased 31.4 million shares of its common stock at a cost of $600.0 million. During 2024, Mattel repurchased 21.0 million shares of its common stock at a cost of $400.0 million. During 2023, Mattel repurchased 10.4 million shares of its common stock at a cost of $203.0 million.
The following table provides certain information with respect to Mattel's purchases of its common stock during the fourth quarter of 2025:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (In millions)
Period:
October 1 - 31	2,802,060	$18.93	2,800,285	$134.5
November 1 - 30	7,023,231	19.26	6,982,015	—
December 1 - 31	2,468	19.93	—	—
Total	9,827,759	$19.17	9,782,300	$—
(a)The total number of shares purchased includes 45,459 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program. As of December 31, 2025, such authorization was exhausted. On February 9, 2026, the Board of Directors authorized a new $1.50 billion share repurchase program. As of February 20, 2026, Mattel has repurchased 5.9 million shares of its common stock at a cost of $101.0 million under the new $1.50 billion share repurchase program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.

Performance Graph
The following graph compares the performance of Mattel's common stock with that of the S&P 500 Index and the S&P 500 Consumer Discretionary Index. The Cumulative Total Return listed below assumes an initial investment of $100 on December 31, 2020 and reinvestment of dividends.

Comparison of Five Year Cumulative Total Return
Mattel, Inc., S&P 500, and S&P 500 Consumer Discretionary Index

Index Value
250
200
150
100
50
0
2020
2021
2022
2023
2024
2025
Period Ending
Mattel, Inc.
S&P 500
S&P 500 Consumer Discretionary

	December 31,
	2020	2021	2022	2023	2024	2025
Cumulative Total Return:
Mattel, Inc.	$100.00	$123.55	$102.23	$108.19	$101.60	$113.70
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.28	$195.98
S&P 500 Consumer Discretionary	$100.00	$124.43	$78.35	$111.50	$145.11	$153.88

Item 6.    Reserved.
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the consolidated financial statements and the related notes. See Item 8 "Financial Statements and Supplementary Data." Amounts shown in millions or billions within this Item 7 may not sum due to rounding.
Mattel has omitted discussion of 2023 results where it would be redundant to the discussion previously included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," of Mattel's Annual Report on Form 10-K for the year ended December 31, 2024.
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
Overview
Mattel is a leading global play and family entertainment company and owner of one of the most iconic brand portfolios in the world. Mattel's mission is to create innovative products and experiences that inspire fans, entertain audiences, and develop children through play, and its purpose is to empower generations to explore the wonder of childhood and reach their full potential.
Mattel is focused on the following new brand-centric strategy to grow its IP driven play and family entertainment business:
•Grow its toy brands with more breakthrough innovation and adult fans and collectors, as well as evolved demand creation;
•Expand its direct-to-consumer and commercial reach through first party data, retail development, and new channels;
•Broaden content offering in film, television, and short-form content, accelerate licensing in consumer products, location-based entertainment, and publishing, and expand with new business models;
•Scale digital play through mobile games self-publishing, Mattel163 mobile games studio, licensing, and creator platforms; and
•Optimize operations and leverage AI across its systems and supply chain.
Recent Developments
2025 was marked by uncertainty in U.S. trade dynamics that affected retailer ordering patterns for much of the year. Although U.S. retailers had delayed orders during the second and third quarters of 2025, there was a significant acceleration in orders in the fourth quarter. Despite overall growth in the fourth quarter, growth was less than anticipated in the United States and Mattel's full year results were below expectations. Full year net sales decreased 1%, as compared to the prior year. Gross margin was 48.7% in 2025, as compared to 50.8% in 2024, and net income per diluted common share was $1.24 in 2025, as compared to $1.58 in 2024.

Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on Mattel's business. Mattel continues to monitor and evaluate these developments and assess their potential impact on Mattel’s business, financial condition, and results of operations.
Mattel is tracking ahead of its multi-year savings target related to the Optimizing for Profitable Growth program ("OPG program"), and in the fourth quarter of 2025 Mattel increased its targeted annual gross cost savings from $200 million to $225 million. Mattel ended the year with cash and equivalents of $1.24 billion, as compared to $1.39 billion at the end of 2024, after $600.0 million of share repurchases during the year, which exhausted the remaining share repurchase authorization under the program announced on February 5, 2024. On February 9, 2026, the Board of Directors authorized a new $1.50 billion share repurchase program. Additionally, in November 2025, Mattel issued $600.0 million of senior notes and used the proceeds of the offering plus cash on hand to repay $600.0 million of senior notes that were scheduled to mature in April 2026.
On February 10, 2026, Mattel announced it had entered into a definitive agreement to acquire the remaining 50% ownership interest in Mattel163 Limited ("Mattel163"), a mobile games studio, for approximately $159 million, subject to customary closing adjustments. The completion of the transaction is subject to the satisfaction of customary closing conditions. Upon closing, Mattel will own 100% of Mattel163 and will begin consolidating its future financial results in Mattel's consolidated financial statements.
Mattel is operating in a macro-economic environment that may impact consumer demand. To the extent the macro-economic environment worsens, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" for further discussion regarding potential impacts on Mattel's business.
Results of Operations
Consolidated Results
The following table presents Mattel's consolidated results for 2025 and 2024:

	For the Year Ended				Year/Year Change
	December 31, 2025		December 31, 2024
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$5,347.6		$5,379.5		-1%
Cost of sales	2,742.0	51.3%	2,645.5	49.2%	4%	210
Gross profit	2,605.7	48.7%	2,734.1	50.8%	-5%	(210)
Advertising and promotion expenses	522.0	9.8%	507.3	9.4%	3%	40
Other selling and administrative expenses	1,537.2	28.7%	1,532.5	28.5%	—%	20
Operating income	546.4	10.2%	694.3	12.9%	-21%	(270)
Interest expense	118.7	2.2%	118.8	2.2%	—%	—
Interest (income)	(45.0)	-0.8%	(51.5)	-1.0%	-13%	20
Other non-operating expense, net	13.3		4.5
Income before income taxes	459.5	8.6%	622.5	11.6%	-26%	(300)
Provision for income taxes	89.8		105.6
(Income) from equity method investments	(27.9)		(24.9)
Net income	$397.6	7.4%	$541.8	10.1%	-27%	(270)
Sales

Net sales in 2025 were $5.35 billion, a decrease of $31.9 million, or 1%, as compared to $5.38 billion in 2024. The decrease in net sales was primarily due to an increase in sales adjustments of $77.7 million, partially offset by an increase in gross billings of $45.8 million.
Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for 2025 and 2024:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2025	December 31, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$2,056.1	$2,200.5	-7%	1%
Infant, Toddler, and Preschool	786.3	951.3	-17%	1%
Vehicles	1,994.6	1,791.2	11%	1%
Action Figures, Building Sets, Games, and Other	1,242.1	1,090.4	14%	1%
Gross Billings	$6,079.1	$6,033.3	1%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$1,204.1	$1,350.1	-11%	1%
Hot Wheels	1,749.7	1,575.0	11%	1%
Fisher-Price	622.3	700.8	-11%	1%
Other	2,503.0	2,407.4	4%	1%
Gross Billings	$6,079.1	$6,033.3	1%	1%
Gross billings were $6.08 billion in 2025, an increase of $45.8 million, or 1%, as compared to $6.03 billion in 2024, with a favorable impact from changes in currency exchange rates of one percentage point. The increase in gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products, partially offset by lower billings of Infant, Toddler, and Preschool and Dolls products.
Dolls gross billings decreased 7%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 17%, of which 8% was due to lower billings of Fisher-Price products, 5% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels, and 4% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 11%, primarily due to higher billings of Hot Wheels products.
Action Figures, Building Sets, Games, and Other gross billings increased 14%, of which 18% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 4%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $731.4 million in 2025, as compared to $653.7 million in 2024. Sales adjustments as a percentage of net sales increased to 13.7% in 2025 from 12.2% in 2024, primarily due to increased promotional activities and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of Sales
Cost of sales increased by $96.5 million, or 4%, to $2.74 billion in 2025 from $2.65 billion in 2024. Within cost of sales, product and other costs increased by $63.7 million, or 3%, to $2.14 billion in 2025 from $2.08 billion in 2024. Royalty expense increased by $20.5 million, or 8%, to $264.6 million in 2025 from $244.1 million in 2024. Freight and logistics expenses increased by $12.3 million, or 4%, to $336.4 million in 2025 from $324.1 million in 2024.
Gross Margin
Gross margin decreased to 48.7% in 2025 from 50.8% in 2024. The decrease in gross margin was primarily due to the impact of cost inflation of 100 basis points, unfavorable foreign currency exchange of 60 basis points, and higher discounts and other factors of 160 basis points, partially offset by incremental realized savings from the OPG program of 90 basis points and the net impact of tariff costs, which were more than offset by the timing of mitigating actions of 30 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and digital advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales were relatively flat at 9.8% in 2025, as compared to 9.4% in 2024.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.54 billion, or 28.7% of net sales, in 2025, an increase of $4.8 million, as compared to $1.53 billion, or 28.5% of net sales, in 2024. The increase in other selling and administrative expenses was primarily due to higher expenses related to inclined sleeper product recalls and related litigation of $30.8 million and higher outside services and other expenses of $69.5 million, partially offset by lower employee compensation related expenses, including lower incentive compensation, of $50.2 million, and realized savings from the OPG program of $40.6 million.
Interest Expense
Interest expense was $118.7 million in 2025, relatively flat as compared to $118.8 million in 2024.
Interest Income
Interest income decreased by $6.5 million to $45.0 million in 2025 from $51.5 million in 2024.
Provision for Income Taxes
Mattel's provision for income taxes was $89.8 million in 2025, as compared to $105.6 million in 2024. The decrease in provision for income taxes was due to lower income before income taxes in 2025, partially offset by a decrease in non-recurring discrete income tax benefits. In 2025, Mattel recognized a net income tax benefit of $26.8 million, primarily related to a change of its indefinite reinvestment assertion with respect to certain foreign subsidiary earnings and release of previously unrecognized tax benefits. In 2024, Mattel recognized a net income tax benefit of $34.8 million related to tax elections filed to amortize certain intangible assets transferred as part of Mattel’s intra-group IP rights transfer and establishment of certain U.S. deferred tax assets.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. As of December 31, 2025 and 2024, the valuation allowance was primarily related to foreign net operating loss carryforwards and foreign tax credits that Mattel does not expect to realize, and there were no material changes.
On July 4, 2025, H.R.1- the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Mattel has evaluated the OBBBA provisions that have been enacted and has included the related impact in the provision for income taxes for the year ended

December 31, 2025, which was not material. Mattel will continue to assess the potential future tax implications of this legislation and monitor future developments, including regulatory guidance and interpretations as they become available.
Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for 2025 and 2024:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2025	December 31, 2024
	(In millions, except percentage information)
Net Sales	$3,001.1	$3,168.1	-5%	—%
Segment Income	704.7	840.0	-16%
Net sales for the North America segment in 2025 were $3.00 billion, a decrease of $167.0 million, or 5%, as compared to $3.17 billion in 2024. The decrease in net sales was primarily due to a decrease in gross billings of $132.4 million and an increase in sales adjustments of $34.6 million.

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2025	December 31, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,201.4	$1,280.1	-6%	—%
Infant, Toddler, and Preschool	463.2	583.3	-21%	—%
Vehicles	894.4	860.6	4%	—%
Action Figures, Building Sets, Games, and Other	703.2	670.6	5%	—%
Gross Billings	$3,262.2	$3,394.6	-4%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$650.8	$734.9	-11%	—%
Hot Wheels	760.6	741.3	3%	—%
Fisher-Price	369.8	421.3	-12%	—%
Other	1,481.0	1,497.0	-1%	—%
Gross Billings	$3,262.2	$3,394.6	-4%	—%
Gross billings for the North America segment were $3.26 billion in 2025, a decrease of $132.4 million, or 4%, as compared to $3.39 billion in 2024. The decrease in the North America segment gross billings was primarily due to lower billings of Infant, Toddler, and Preschool and Dolls products, partially offset by higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products.
Dolls gross billings decreased 6%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 21%, of which 9% was due to lower billings of Fisher-Price products, 7% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels, and 5% was due to lower billings of Preschool Entertainment products.
Vehicles gross billings increased 4%, of which 2% was due to higher billings of Hot Wheels products and 1% was due to higher billings of Cars products.
Action Figures, Building Sets, Games, and Other gross billings increased 5%, of which 15% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, partially offset by lower billings of Building Sets products of 5% and lower billings of Games products of 3%.

Sales adjustments increased to $261.2 million in 2025, as compared to $226.5 million in 2024. Sales adjustments as a percentage of net sales increased to 8.7% in 2025 as compared to 7.1% in 2024, primarily due to a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates and increased promotional activities.
Cost of sales decreased by $31.0 million, or 2%, to $1.57 billion in 2025 from $1.60 billion in 2024, primarily due to a decrease in product and other costs of $34.8 million.
North America segment income decreased by $135.3 million to $704.7 million in 2025, as compared to $840.0 million in 2024. The decrease was primarily due to lower net sales of $167.0 million, partially offset by lower cost of sales of $31.0 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for 2025 and 2024:

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2025	December 31, 2024
	(In millions, except percentage information)
Net Sales	$2,346.6	$2,211.5	6%	2%
Segment Income	445.0	389.0	14%
Net sales for the International segment in 2025 were $2.35 billion, an increase of $135.1 million, or 6%, as compared to $2.21 billion in 2024. The increase in net sales was due to an increase in gross billings of $178.1 million, partially offset by an increase in sales adjustments of $43.0 million.

	For the Year Ended		% Change as Reported	Currency Exchange Rate Impact
	December 31, 2025	December 31, 2024
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$854.7	$920.4	-7%	2%
Infant, Toddler, and Preschool	323.1	368.0	-12%	1%
Vehicles	1,100.2	930.5	18%	2%
Action Figures, Building Sets, Games, and Other	538.8	419.8	28%	3%
Gross Billings	$2,816.8	$2,638.7	7%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$553.3	$615.2	-10%	2%
Hot Wheels	989.0	833.7	19%	2%
Fisher-Price	252.5	279.5	-10%	1%
Other	1,022.0	910.3	12%	3%
Gross Billings	$2,816.8	$2,638.7	7%	2%
Gross billings for the International segment were $2.82 billion in 2025, an increase of $178.1 million, or 7%, as compared to $2.64 billion in 2024, with a favorable impact from changes in currency exchange rates of two percentage points. The increase in the International segment gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool products.
Dolls gross billings decreased 7%, primarily due to lower billings of Barbie products.
Infant, Toddler, and Preschool gross billings decreased 12%, of which 7% was due to lower billings of Fisher-Price products, 3% was due to lower billings of Preschool Entertainment products, and 2% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Vehicles gross billings increased 18%, primarily due to higher billings of Hot Wheels products.

Action Figures, Building Sets, Games, and Other gross billings increased 28%, of which 24% was due to higher billings of Action Figures products, primarily due to higher billings of Jurassic World and Minecraft products in connection with their theatrical releases in 2025, and 7% was due to higher billings of Games products.
Sales adjustments increased to $470.3 million in 2025, as compared to $427.2 million in 2024. Sales adjustments as a percentage of net sales increased to 20.0% in 2025 from 19.3% in 2024, primarily due to increased promotional activities.
Cost of sales increased by $42.3 million, or 4%, to $1.18 billion in 2025 from $1.14 billion in 2024, primarily due to an increase in royalty expense of $17.1 million and an increase in product and other costs of $13.3 million.
International segment income increased by $56.0 million to $445.0 million in 2025, as compared to $389.0 million in 2024, primarily due to higher net sales of $135.1 million, partially offset by higher cost of sales of $42.3 million, higher other selling and administrative expenses of $22.0 million, and higher advertising and promotion expenses of $14.7 million.

Cost Savings Programs
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the Optimizing for Growth program (the "OFG program"), which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China, as previously announced in the third quarter of 2023, as well as savings from other previous actions taken in 2023 that were not recognized in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed by the end of 2026, were increased from $200 million to $225 million in the fourth quarter of 2025. Of the $225 million in targeted annual gross costs savings, approximately 55% is expected to benefit cost of sales and 45% is expected to benefit other selling and administrative expenses. Total cash expenditures under the OPG program are expected to be between $115 and $140 million and total non-cash charges are expected to be up to $5 million.
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Year Ended
	December 31, 2025	December 31, 2024
	(In millions)
Cost of sales (a)	$7.8	$4.3
Other selling and administrative expenses (b)	33.5	44.9
	$41.3	$49.2
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment income in "Note 14 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in unallocated corporate and other operating expenses in "Note 14 to the Consolidated Financial Statements—Segment Information."

As of December 31, 2025, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $116 million, which included approximately $5 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $172 million, which represents approximately 60% benefit to cost of sales, and approximately 40% benefit to other selling and administrative expenses as of December 31, 2025.
Other Cost Savings Actions
Mattel periodically executes additional actions to simplify and streamline its organizational structure that are not included in its cost savings programs. In connection with these actions, Mattel recorded severance charges of $5.6 million within other selling and administrative expenses during 2025. Mattel did not record any such charges in 2024.
Income Taxes
See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Provision for Income Taxes."
Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, driven by cash flows from operating activities, short-term borrowing facilities, including its $1.40 billion in aggregate principal amount of senior unsecured revolving credit facilities (the "Credit Facility"), and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $1.24 billion in cash and equivalents at December 31, 2025, $686.1 million was held by foreign subsidiaries, including $74.4 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
Cash flows from operating activities could be negatively impacted by decreased demand for Mattel's products, which could result from factors such as, but not limited to, adverse economic conditions and changes in public and consumer preferences, or by increased costs associated with manufacturing and distribution of products, such as tariffs, or shortages in raw materials or component parts. Additionally, Mattel's ability to issue long-term debt and obtain seasonal financing could be adversely affected by factors such as, but not limited to, global economic crises and tight credit environments, inability to comply with its debt covenants and its Credit Facility covenants, or deterioration of Mattel's credit ratings. However, based on Mattel's current business plan and factors known to date, it is expected that existing cash and equivalents, cash flows from operations, availability under the Credit Facility, and access to capital markets, will be sufficient to meet working capital, operating expenditure, and other contractual requirements for the next twelve months and in the long-term.
Mattel has the ability to repatriate foreign earnings, which generally will not be taxable for U.S. federal income tax purposes but may be subject to state income tax and/or foreign withholding tax, in addition to any local country distribution requirements. As such, Mattel has evaluated its intentions related to its indefinite reinvestment assertion and has recorded a $13.8 million deferred tax liability related to approximately $701 million of foreign earnings that will not be indefinitely reinvested.
Current Market Conditions
Mattel is exposed to financial market risk resulting from changes in interest and foreign currency exchange rates.
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility to meet its short-term liquidity needs. At December 31, 2025, Mattel had no outstanding borrowings under the Credit Facility and approximately $9 million in outstanding letters of credit under the Credit Facility.
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
Mattel sponsors defined benefit pension plans and postretirement benefit plans for its employees. Actual returns below the expected rate of return, along with changes in interest rates that affect the measurement of the liability, would impact the amount and timing of Mattel's future contributions to these plans. Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans in 2026, substantially all of which will be for benefit payments for its underfunded plans.
Cash Flow Activities
Cash flows provided by operating activities were $593.3 million in 2025, as compared to $800.6 million in 2024. The decrease in cash flows provided by operating activities was primarily due to a decrease in net income, excluding the impact of non-cash items, and an increase in cash used for working capital of $26.8 million.
Cash flows used for investing activities were $154.9 million in 2025, as compared to $189.0 million in 2024. The decrease in cash flows used for investing activities was primarily due to a decrease in purchases of other property, plant, and equipment of $24.6 million, which included the purchase of an office building for $58.8 million in July 2024.
Cash flows used for financing activities were $620.6 million in 2025, as compared to $449.4 million in 2024. The increase in cash flows used for financing activities was primarily due to $200.0 million of increased share repurchases in 2025 compared to 2024.
During 2025, Mattel repurchased 31.4 million shares of its common stock at a cost of $600.0 million. During 2024, Mattel repurchased 21.0 million shares of its common stock at a cost of $400.0 million. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors approved a $500.0 million increase to Mattel's share repurchase authorization, which as of December 31, 2023 was exhausted. On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program, which as of December 31, 2025 was exhausted. On February 9, 2026, the Board of Directors authorized a new $1.50 billion share repurchase program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
During 2025 and 2024, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.
Seasonal Financing
See Item 8 "Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Seasonal Financing and Debt."
Credit Ratings
In 2025, Fitch maintained Mattel's credit rating of BBB- with a stable outlook, Standard & Poor's maintained Mattel's credit rating of BBB with a stable outlook, and Moody's maintained Mattel's credit rating of Baa3 with a stable outlook.
Financial Position
Mattel's cash and equivalents decreased $145.0 million to $1.24 billion at December 31, 2025, as compared to $1.39 billion at December 31, 2024, primarily due to share repurchases of $600.0 million and capital expenditures of $182.0 million, partially offset by cash flow provided by operating activities of $593.3 million.
Accounts receivable increased $94.4 million to $1.10 billion at December 31, 2025, as compared to $1.00 billion at December 31, 2024, primarily due to higher net sales in the fourth quarter of 2025 of $120.1 million, partially offset by the timing of collections.
Inventories increased $61.4 million to $563.1 million at December 31, 2025, as compared to $501.7 million at December 31, 2024, primarily due to tariff related impacts in the United States and the impact of foreign currency translation.
Prepaid expenses and other current assets decreased $7.0 million to $227.1 million at December 31, 2025, as compared to $234.1 million at December 31, 2024. The changes included a decrease in derivatives receivable of $17.9 million, partially offset by an increase in prepaid royalties of $17.8 million.

Accounts payable and accrued liabilities increased $150.6 million to $1.43 billion at December 31, 2025, as compared to $1.28 billion at December 31, 2024, primarily due to an increase of $156.4 million in accounts payable, an increase in derivative liabilities of $12.8 million, and an increase in accrued royalties of $10.1 million, partially offset by a decrease in accrued incentive compensation expense of $67.0 million and a decrease in accrued advertising of $29.9 million.
A summary of Mattel's capitalization is as follows:

	December 31, 2025		December 31, 2024
	(In millions, except percentage information)
Cash and equivalents	$1,242.9		$1,387.9

2010 Senior Notes due October 2040	250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0
2021 Senior Notes due April 2026	—		600.0
2021 Senior Notes due April 2029	600.0		600.0
2025 Senior Notes due November 2030	600.0		—
Debt issuance costs and debt discount	(18.3)		(15.6)
Total debt	2,331.7	51%	2,334.4	51%
Stockholders' equity	2,233.0	49	2,264.1	49
Total capitalization (debt plus equity)	$4,564.7	100%	$4,598.5	100%
Total debt was $2.33 billion at December 31, 2025, flat as compared to $2.33 billion at December 31, 2024. During 2025, Mattel issued $600.0 million of 2025 Senior Notes due November 2030 and used the proceeds plus cash on hand to repay $600.0 million of 2021 Senior Notes due April 2026.
Stockholders' equity decreased $31.1 million to $2.23 billion at December 31, 2025, as compared to $2.26 billion at December 31, 2024, primarily due to share repurchases of $600.0 million, partially offset by net income in 2025 of $397.6 million, other comprehensive income of $103.9 million, and the impact of share-based compensation on additional paid-in capital of $79.7 million.
Off-Balance Sheet Arrangements
Mattel is required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $9 million as of December 31, 2025 and 2024.
Commitments
In the normal course of business, Mattel enters into contractual arrangements to obtain and protect Mattel's right to create and market certain products, and for future purchases of goods and services, including for the purchase of future inventory to ensure availability of materials. These arrangements include commitments for royalty payments pursuant to licensing agreements, which routinely contain provisions for guarantees or minimum expenditures during the terms of the contracts. Mattel also enters into long-term debt arrangements that include periodic interest and principal payments. Mattel also has defined benefit and postretirement benefit plans, which require future cash contributions and benefit payments. Additionally, Mattel routinely enters into lease agreements for premises and equipment used, which contain minimum rental payments. These obligations represent those for which Mattel is contractually obligated and do not represent all future expected purchases. For obligations subject to variable price and/or quantity provisions, a best estimate of such variables is made. Actual cash payments may vary due to the variable pricing components of certain purchase obligations.

The following table summarizes Mattel's contractual commitments and obligations:

	Total	2026	2027	2028	2029	2030	Thereafter
	(In millions)
Long-term debt	$2,350.0	$—	$600.0	$—	$600.0	$600.0	$550.0
Interest on long-term debt	775.9	119.6	118.1	84.4	67.5	58.1	328.2
Leases	442.5	105.6	76.8	57.2	45.0	42.8	115.1
Minimum guarantees under licensing and similar agreements	336.8	100.0	94.3	70.8	59.2	12.5	—
Defined benefit and postretirement benefit plans	347.2	38.2	34.5	35.1	34.4	35.9	169.1
Purchases of inventory, services, and other	455.5	329.3	86.2	26.6	5.9	2.5	5.0
Total	$4,707.9	$692.7	$1,009.9	$274.1	$812.0	$751.8	$1,167.4
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
Subsequent Events
See Part II, Item 8 "Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Subsequent Events."
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
Mattel's products are sold throughout the world. Products within the North America segment are sold directly to retailers, including omnichannel retailers, discount and freestanding toy stores, chain stores, department stores, other retail outlets and, to a limited extent, wholesalers, and directly to consumers through Mattel's e-commerce platforms. Products within the International segment are sold directly to retailers and wholesalers in most European, Latin American, and Asian countries, in Australia and New Zealand, and through agents and distributors in those countries where Mattel has no direct presence.

The mass-market retail channel periodically experiences shifts in market share among competitors, causing some large retailers to experience liquidity problems. Mattel's sales to customers are typically made on credit without collateral and are highly concentrated in the third and fourth quarters due to the seasonal nature of toy sales, which results in a substantial portion of trade receivables being collected during the latter half of the year and the first quarter of the following year. There is a risk that customers will not pay, or that payment may be delayed, because of bankruptcy, financial difficulty, or other factors beyond the control of Mattel. This could increase Mattel's exposure to losses from bad debts.
A small number of customers account for a large share of Mattel's net sales and accounts receivable. In 2025, Mattel's three largest customers, Walmart, Target, and Amazon, in the aggregate, accounted for approximately 42% of worldwide consolidated net sales, and its ten largest customers, in the aggregate, accounted for approximately 49% of net sales. As of December 31, 2025, Mattel's three largest customers accounted for approximately 31% of net accounts receivable, and its ten largest customers accounted for approximately 43% of net accounts receivable. Should one or more of Mattel's large customers experience bankruptcy or financial difficulty, the allowance for credit losses may not be sufficient to cover such losses.
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
The following table summarizes Mattel's allowance for credit losses:

	December 31, 2025	December 31, 2024
	(In millions, except percentage information)
Allowance for credit losses	$17.4	$8.2
As a percentage of total accounts receivable	1.6%	0.8%
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
For the year ended December 31, 2025, Mattel recorded a net expense related to its allowance for credit losses of approximately $3 million, which was recognized within other selling and administrative expenses. For the year ended December 31, 2024, Mattel recorded a net expense related to its allowance for credit losses of approximately $3 million, which was recognized within other selling and administrative expenses. In general, Mattel's allowance for credit loss estimates has historically been within its expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. If significant changes in the assumptions used to develop the estimates occur, they could materially affect key financial statement line items, including other selling and administrative expenses and accounts receivable. A hypothetical 1% increase or decrease of the allowance for credit losses as a percentage of accounts receivable would have impacted 2025 and 2024 other selling and administrative expenses by approximately $11 million and $10 million, respectively.
Inventories—Obsolescence Reserve
Inventories are stated at the lower of cost or net realizable value. Inventory obsolescence reserves are recorded for damaged, obsolete, excess, and slow-moving inventory. Inventory obsolescence expense is recognized in cost of sales and establishes a lower cost basis for the inventory. Management believes that the accounting estimate related to the obsolescence reserve is a "critical accounting estimate" because significant judgment is required to evaluate the level of future demand for inventories held by Mattel as well as the prices at which customers are willing to pay for Mattel's inventories. As more fully described below, obsolescence reserves required for Mattel's inventory could be impacted by changes in public and consumer preferences, demand for product, or changes in the buying patterns of both retailers and consumers and inventory management of customers. Significant changes in the assumptions used to develop the estimate could materially affect key financial statement line items, including cost of sales and inventories.

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
At the end of each quarter, management within each commercial business segment, North America and International, as well as Mattel's owned and operated manufacturing plants, performs a detailed review of its inventory on an item-by-item basis. Management assesses the need for, and the amount of, an obsolescence reserve based on the following factors:
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
The following table summarizes Mattel's obsolescence reserve:

	December 31, 2025	December 31, 2024
	(In millions, except percentage information)
Obsolescence reserve	$32.1	$33.0
As a percentage of gross inventory	5.4%	6.2%
For the years ended December 31, 2025 and 2024, Mattel recorded an expense related to its inventory obsolescence reserve of approximately $38 million and $46 million, respectively, which was recognized within cost of sales. In general, Mattel's inventory obsolescence estimates have historically been within expectations and in line with the reserves established, and although possible, significant variation is not expected in the future. If significant changes in the assumptions used to develop the estimate occur, they could materially affect key financial statement line items, including cost of sales and inventories. A hypothetical 1% increase or decrease to obsolescence reserves as a percentage of gross inventory at December 31, 2025 and 2024 would have impacted 2025 and 2024 cost of sales by approximately $6 million and $5 million, respectively.

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
Mattel performed a quantitative goodwill impairment assessment as of August 1, 2025, and the resulting calculations indicated that the fair values exceeded the carrying amounts of Mattel's reporting units by 3.7 times, 2.5 times, and 1.4 times for the North America, International, and American Girl reporting units, respectively. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2025.
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

Accruals for these programs are recorded as sales adjustments that reduce net sales in the period the related sale is recognized. Sales adjustments for such programs totaled $731.4 million or 13.7% as a percentage of net sales in 2025 and $653.7 million or 12.2% as a percentage of net sales in 2024. If significant changes in the assumptions used to develop the estimates occur, they could impact Mattel's results of operations or financial condition. A hypothetical 1% increase or decrease in Mattel's sales adjustments as a percentage of net sales during the years ended December 31, 2025 and 2024 would have impacted 2025 and 2024 net sales and accounts receivable by approximately $53 million and $54 million, respectively.
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
Changes in the valuation allowances in 2025 primarily related to changes in assessment of the future realizability of certain deferred tax assets and utilization and expiration of tax attributes. As of December 31, 2025, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $13 million and $87 million, respectively. Changes in the valuation allowances in 2024 primarily related to changes in assessment of the future realizability of certain deferred tax assets, and utilization and expiration of tax attributes. As of December 31, 2024, Mattel's valuation allowances on its U.S. federal and state deferred tax assets and foreign deferred tax assets were approximately $12 million and $85 million, respectively. As of December 31, 2025 and 2024, Mattel has recorded net deferred tax assets of $272.9 million and $252.5 million, respectively.
Mattel records unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to transfer pricing, tax credits claimed, tax nexus, and apportionment. For each reporting period, management applies a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Mattel's measurement of its unrecognized tax benefits is based on management's assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. Mattel recognizes unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more likely than not (a greater than 50 percent likelihood) be realized. As of December 31, 2025 and 2024, the unrecognized tax benefit balance, inclusive of interest and penalties, and net of U.S. federal tax benefit was $168.9 million and $151.7 million, respectively.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. The Hong Kong dollar, Euro, and Chinese yuan were the primary currencies that caused foreign currency transaction exposure for Mattel in 2025. Mattel seeks to mitigate its exposure to foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments in 2025 were related to its net investments in entities having functional currencies denominated in the Russian ruble, Mexican peso, and British pound sterling.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's 2025 net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.
Mattel's foreign currency forward exchange contracts that were used to hedge firm commitments and anticipated transactions as of December 31, 2025 are shown below. All contracts in the following table are against the U.S. dollar and are maintained by reporting units with a U.S. dollar functional currency.

	Buy			Sell
	Contract Amount	Weighted-Average Contract Rate	Fair Value	Contract Amount	Weighted-Average Contract Rate	Fair Value
	(In thousands of U.S. dollars, except for rates)
Australian dollar (a)	$—	—	$—	$95,816	0.66	$(1,523)
British pound sterling (a)	28,137	1.34	134	—	—	—
Canadian dollar (a)	—	—	—	53,008	0.73	(281)
Czech koruna	5,301	20.61	21	—	—	—
Euro (a)	—	—	—	307,963	1.14	(12,016)
Hungarian forint	6,881	327.67	18	—	—	—
Indonesia rupiah	42,098	16,695.10	(73)	—	—	—
Japanese yen	—	—	—	10,567	154.14	168
Mexican peso	—	—	—	56,918	18.71	(1,657)
Polish zloty	33,714	3.58	(20)	—	—	—
South African rand	—	—	—	1,103	16.77	(12)
Swiss franc	3,452	0.79	4	—	—	—
	$119,583		$84	$525,375		$(15,321)
(a)    The weighted-average contract rate for these contracts is quoted in U.S. dollar per local currency.
For foreign currency buy and sell contracts, fair value reflects the amount, based on dealer quotes, that Mattel would pay or receive at maturity for contracts involving the same notional amounts, currencies, and maturity dates, if they had been entered into as of December 31, 2025. The differences between the market forward amounts and the contract amounts are expected to be fully offset by currency transaction gains and losses on the underlying hedged transactions.
In addition to the contracts involving the U.S. dollar detailed in the above table, Mattel also had contracts to sell British pound sterling for the purchase of Euro. As of December 31, 2025, these contracts had a contract amount of $10.3 million and a fair value of $0.2 million.
If Mattel had not entered into hedges to limit the effect of currency exchange rate fluctuations on its results of operations and cash flows, its earnings before income taxes would have increased by approximately $10 million in 2025 and decreased by approximately $30 million in 2024.

Item 8.    Financial Statements and Supplementary Data.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Mattel's management, including Ynon Kreiz, its principal executive officer, and Paul Ruh, its principal financial officer, evaluated the effectiveness of Mattel's internal control over financial reporting using the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that Mattel's internal control over financial reporting was effective as of December 31, 2025. The effectiveness of Mattel's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mattel, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mattel, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts and allowances for each of the three years in the period ended December 31, 2025 appearing after Item 16 and the signature and power of attorney pages (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Sales Adjustments Accrual – Discretionary Component

As described in Note 1 to the consolidated financial statements, the Company routinely enters into arrangements with its customers to provide sales incentives, support customer promotions, and allowances for returns or defective merchandise. Accruals for these programs are recorded in net sales as sales adjustments that reduce gross billings in the period the related sale is recognized. The accrual for such programs, which can either be contractual or discretionary in nature, is based on an assessment of customer purchases, customer performance of specified promotional activities, and other specified factors such as customer sales volume. As disclosed by management, sales adjustments for such programs totaled $731.4 million for the year ended December 31, 2025, a portion of which is discretionary in nature. While certain sales adjustment amounts are readily determinable at year end and do not require estimates, other sales adjustments, such as discretionary sales adjustments, require significant judgment by management to make these estimates. In making these estimates, management considers all available information, including the overall business environment, historical trends, and information from customers.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 23, 2026

We have served as the Company's auditor since 1974.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(In thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$1,242,927	$1,387,908
Accounts receivable, net of allowances for credit losses of $17.4 million and $8.2 million in 2025 and 2024, respectively	1,097,604	1,003,178
Inventories	563,142	501,732
Prepaid expenses and other current assets	227,116	234,099
Total current assets	3,130,789	3,126,917
Noncurrent Assets
Property, plant, and equipment, net	590,015	516,049
Right-of-use assets, net	319,548	326,394
Goodwill	1,390,169	1,381,721
Deferred income tax assets	312,913	296,862
Identifiable intangible assets, net	337,105	360,563
Other noncurrent assets	559,843	535,578
Total Assets	$6,640,382	$6,544,084
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$555,403	$398,983
Accrued liabilities	872,928	878,710
Income taxes payable	29,851	38,030
Total current liabilities	1,458,182	1,315,723
Noncurrent Liabilities
Long-term debt	2,331,675	2,334,351
Noncurrent lease liabilities	268,351	278,174
Other noncurrent liabilities	349,126	351,711
Total noncurrent liabilities	2,949,152	2,964,236
Commitments and Contingencies (See Note 13)
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369
Additional paid-in capital	1,787,790	1,780,259
Treasury stock at cost: 140.0 million shares and 111.4 million shares in 2025 and 2024, respectively	(3,107,007)	(2,566,929)
Retained earnings	4,001,462	3,603,878
Accumulated other comprehensive loss	(890,566)	(994,452)
Total stockholders' equity	2,233,048	2,264,125
Total Liabilities and Stockholders' Equity	$6,640,382	$6,544,084
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands, except per share amounts)
Net Sales	$5,347,623	$5,379,546	$5,441,219
Cost of sales	2,741,966	2,645,478	2,857,503
Gross Profit	2,605,657	2,734,068	2,583,716
Advertising and promotion expenses	522,000	507,321	524,786
Other selling and administrative expenses	1,537,233	1,532,465	1,497,271
Operating Income	546,424	694,282	561,659
Interest expense	118,681	118,774	123,786
Interest (income)	(45,021)	(51,478)	(25,238)
Other non-operating expense (income), net	13,275	4,481	(2,293)
Income Before Income Taxes	459,489	622,505	465,404
Provision for income taxes	89,774	105,626	269,475
(Income) from equity method investments	(27,869)	(24,938)	(18,423)
Net Income	$397,584	$541,817	$214,352
Net Income Per Common Share - Basic	$1.25	$1.59	$0.61
Weighted-average number of common shares	318,159	340,435	353,588
Net Income Per Common Share - Diluted	$1.24	$1.58	$0.60
Weighted-average number of common and potential common shares	321,792	343,336	357,112
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Net Income	$397,584	$541,817	$214,352
Other Comprehensive Income (Loss), Net of Tax
Currency translation adjustments	121,458	(110,507)	37,123
Employee benefit plan adjustments	13,451	3,253	(4,418)
Net unrealized (losses) gains on derivative instruments:
Unrealized holding (losses) gains	(49,196)	39,409	(15,903)
Reclassification adjustments included in net income	18,173	(21,639)	(10,292)
	(31,023)	17,770	(26,195)
Other Comprehensive Income (Loss), Net of Tax	103,886	(89,484)	6,510
Comprehensive Income	$501,470	$452,333	$220,862
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Cash Flows From Operating Activities:
Net Income	$397,584	$541,817	$214,352
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	136,473	136,649	139,451
Amortization of intangibles	31,512	31,314	37,893
Share-based compensation	79,719	79,429	83,334
Inventory obsolescence	38,367	45,909	63,748
Deferred income taxes	(19,408)	(20,986)	176,385
Income from equity method investments	(27,869)	(24,938)	(18,423)
Content asset amortization	50,246	77,986	51,837
Changes in assets and liabilities:
Accounts receivable, net	(60,493)	21,369	(198,322)
Inventories	(56,633)	(24,519)	261,309
Prepaid expenses and other current assets	(5,554)	(11,168)	8,182
Accounts payable, accrued liabilities, and income taxes payable	65,431	49,592	135,767
Content asset spend	(19,711)	(25,562)	(58,062)
Other, net	(16,409)	(76,326)	(27,660)
Net cash flows provided by operating activities	593,255	800,566	869,791
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(71,374)	(67,415)	(74,480)
Purchases of other property, plant, and equipment	(110,618)	(135,205)	(85,820)
Proceeds from foreign currency forward exchange contracts, net	8,629	7,344	14,948
Other, net	18,431	6,233	2,934
Net cash flows used for investing activities	(154,932)	(189,043)	(142,418)
Cash Flows From Financing Activities:
Proceeds from long-term borrowings, net	592,382	—	—
Payments of long-term borrowings	(600,000)	—	—
Share repurchases	(600,000)	(400,000)	(203,016)
Tax withholdings for share-based compensation	(16,858)	(19,663)	(35,108)
Proceeds from stock option exercises	9,803	6,345	26,742
Other, net	(5,893)	(36,034)	(15,185)
Net cash flows used for financing activities	(620,566)	(449,352)	(226,567)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	37,262	(35,626)	(678)
Change in Cash and Equivalents	(144,981)	126,545	500,128
Cash and Equivalents at Beginning of Period	1,387,908	1,261,363	761,235
Cash and Equivalents at End of Period	$1,242,927	$1,387,908	$1,261,363
Supplemental Cash Flow Information:
Cash paid during the year for interest	$115,804	$114,280	$117,701
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(In thousands)
Balance, December 31, 2022	$441,369	$1,808,308	$(2,129,639)	$2,847,709	$(911,478)	$2,056,269
Net income	—	—	—	214,352	—	214,352
Other comprehensive income, net of tax	—	—	—	—	6,510	6,510
Share repurchases	—	—	(203,016)	—	—	(203,016)
Issuance of treasury stock for stock option exercises	—	(16,059)	42,801	—	—	26,742
Issuance of treasury stock for restricted stock units vesting	—	(100,636)	65,528	—	—	(35,108)
Deferred compensation	—	(36)	166	—	—	130
Share-based compensation	—	83,334	—	—	—	83,334
Balance, December 31, 2023	441,369	1,774,911	(2,224,160)	3,062,061	(904,968)	2,149,213
Net income	—	—	—	541,817	—	541,817
Other comprehensive (loss), net of tax	—	—	—	—	(89,484)	(89,484)
Share repurchases	—	—	(403,527)	—	—	(403,527)
Issuance of treasury stock for stock option exercises	—	(4,475)	10,820	—	—	6,345
Issuance of treasury stock for restricted stock units vesting	—	(69,458)	49,790	—	—	(19,668)
Deferred compensation	—	(148)	148	—	—	—
Share-based compensation	—	79,429	—	—	—	79,429
Balance, December 31, 2024	441,369	1,780,259	(2,566,929)	3,603,878	(994,452)	2,264,125
Net income	—	—	—	397,584	—	397,584
Other comprehensive income, net of tax	—	—	—	—	103,886	103,886
Share repurchases	—	—	(605,488)	—	—	(605,488)
Issuance of treasury stock for stock option exercises	—	(6,684)	16,487	—	—	9,803
Issuance of treasury stock for restricted stock units vesting	—	(65,280)	48,402	—	—	(16,878)
Deferred compensation	—	(224)	521	—	—	297
Share-based compensation	—	79,719	—	—	—	79,719
Balance, December 31, 2025	$441,369	$1,787,790	$(3,107,007)	$4,001,462	$(890,566)	$2,233,048
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
Accounts Receivable and Allowance for Credit Losses
Credit is granted to customers on an unsecured basis. Credit limits and payment terms are established based on extensive evaluations performed on an ongoing basis throughout the fiscal year of the financial performance, cash generation, financing availability, and liquidity status of each customer. Customers are reviewed at least annually, with more frequent reviews performed as necessary, based on the customers' financial condition and the level of credit being extended. For customers who are experiencing financial difficulties, management performs additional financial analyses before shipping to those customers on credit. Customers' terms and credit limits are adjusted or revoked, if necessary, to reflect the results of the review. Mattel uses a variety of financial arrangements to ensure collectability of accounts receivable of customers, including requiring letters of credit, purchasing various forms of credit insurance with unrelated third parties, or requiring cash in advance of shipment.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of 10 to 30 years for buildings and building improvements, 3 to 15 years for machinery and equipment, 3 to 10 years for software, and 10 to 20 years, not to exceed the lease term, for leasehold improvements. Tools, dies, and molds are depreciated using the straight-line method over 3 years. Estimated useful lives are periodically reviewed and, where appropriate, changes are made prospectively. The carrying amount of property, plant, and equipment is reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any potential impairment identified is initially assessed by evaluating the operating performance and future undiscounted cash flows of the underlying asset groups. When property, plant, and equipment are sold or retired, the cost of the property and the related accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is included in the consolidated statements of operations.

Leases
Mattel routinely enters into lease agreements primarily for premises and equipment used in the normal course of business. Mattel excludes right-of-use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and combines lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance charges and management fees.
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
Mattel also tests its amortizable intangible assets, which are primarily comprised of trademarks and trade names, for impairment whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Amortization is computed using the straight-line method over the estimated useful lives of the amortizable intangible assets.
Content Assets
Mattel incurs and capitalizes direct costs associated with the production of episodic series, feature films, and other similar forms of content. Content assets are recorded within other noncurrent assets in the consolidated balance sheets. Mattel's content assets are predominately monetized individually and amortized based upon the ratio of the current period's revenues to the estimated remaining total revenues ("Ultimate Revenues"). Ultimate Revenues include revenues forecasted to be earned within ten years from the date of initial release of the content asset. Ultimate Revenues are reassessed each reporting period. If Mattel's estimate of Ultimate Revenues decreases, amortization of costs may be accelerated or result in an impairment. To the extent Mattel's estimate of Ultimate Revenues increases, cost amortization may be slowed. Content asset amortization is recorded within cost of sales in the consolidated statements of operations. Unamortized content assets are tested for impairment at the individual content asset level when events or changes in circumstances indicate that the fair value of an asset may be less than its unamortized costs.
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
Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel periodically utilizes derivative contracts to hedge certain purchases of commodities, which are not material.
Revenue Recognition and Sales Adjustments
Revenue is recognized when control of the goods is transferred to the customer, which is either upon shipment or upon receipt of finished goods by the customer, depending on the contract terms, with payment due typically within 60 days from the invoice date. Mattel routinely enters into arrangements with its customers to provide sales incentives, support for customer promotions, and allowances for returns or defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Accruals for these programs are recorded in net sales as sales adjustments that reduce gross billings in the period the related sale is recognized.
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

Product Recalls and Withdrawals
Mattel establishes a reserve for product recalls and withdrawals on a product-specific basis when circumstances giving rise to the recall or withdrawal become known. Facts and circumstances related to the recall or withdrawal, including where the product affected by the recall or withdrawal is located (e.g., with consumers, in customers' inventory, or in Mattel's inventory), cost estimates for shipping and handling for returns, cost estimates for communicating the recall or withdrawal to consumers and customers, and cost estimates for parts and labor if the recalled or withdrawn product is deemed to be repairable, are considered when establishing a product recall or withdrawal reserve. These factors are updated and reevaluated each period, and the related reserves are adjusted when these factors indicate that the recall or withdrawal reserve is either not sufficient to cover or exceed the estimated product recall or withdrawal expenses.
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
Mattel determines the fair value of stock options using the Black-Scholes valuation model which requires judgment in estimating the expected term that stock options will be outstanding prior to exercise. The expected volatility of Mattel’s stock price and the expected dividends to be paid over the period that the option is expected to be outstanding are also required to be estimated. The expected life of stock options used in this calculation is the period of time the options are expected to be outstanding and has been determined based on historical exercise experience. Expected stock price volatility is based on the historical volatility of Mattel's stock for a period approximating the expected life. Expected dividend yield is based on the annual rate of dividends expected to be paid over the expected life. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected life
Mattel determines the fair value of restricted stock units ("RSUs"), excluding performance RSUs, based on the closing market price of Mattel's common stock on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vesting period.
Mattel determines the fair value of the performance-related components of its performance RSUs based on the closing market price of Mattel's common stock on the date of grant. The fair value of the market-related components of its performance RSUs is determined based on the Monte Carlo valuation methodology which requires judgment in estimating the expected volatility of Mattel's stock price and its correlation to an index of other public companies upon which the market-related components are measured. Expected stock price volatility is based on the historical volatility of Mattel's stock for a period approximating the expected term of the award. Correlation is based on historical share prices of other public companies which comprise the index for a period approximating the expected term. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues approximating the expected term.
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
Equity Method Investments
Mattel utilizes the equity method when accounting for investments in which Mattel is able to exercise significant influence, but does not hold a controlling interest. Significant influence is generally presumed to exist when Mattel owns between 20% to 50% of the investee. Under the equity method of accounting, the initial equity investment is recorded at cost. The carrying amount of the investment is subsequently adjusted for Mattel's share of net income (loss) and distributions from the investee. Distributions from equity method investees are accounted for using the cumulative earnings approach whereby distributions received are considered to be returns on investment and recognized within cash flows from operating activities in Mattel's consolidated statement of cash flows, unless cumulative distributions exceed Mattel's equity share in the earnings of the investee.
Mattel owns a 50% equity interest in Mattel163 Limited, a joint venture with a third party that develops and operates digital games. Mattel's portion of the joint venture's earnings and losses is recognized on a three-month lag as the joint venture's financial information is not available in a sufficiently timely manner. The joint venture was not significant for the periods presented.
New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced income tax disclosures on an annual basis for specific categories in the rate reconciliation and disclosure of income taxes paid by jurisdiction. The guidance in ASU 2023-09 was effective for fiscal years beginning after December 15, 2024. Mattel adopted the guidance in ASU 2023-09 effective January 1, 2025 and applied the new disclosure requirements prospectively as of the adoption date. Refer to "Note 16 to the Consolidated Financial Statements— Income Taxes" for additional information regarding Mattel's income taxes.
Accounting Pronouncements Not Yet Adopted
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides the option to use a practical expedient to address implementation challenges related to the estimation of expected credit losses for current accounts receivable and current assets arising from transactions accounted for under revenue recognition (Topic 606) and assets acquired through business combinations. The practical expedient allows entities to assume current conditions as of the balance sheet date remain unchanged over the life of these assets when developing forecasts. The guidance allows entities to bypass the requirement to incorporate macro-economic data into their forecast when such data is not expected to materially affect the estimate. The guidance in ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. Mattel is currently evaluating the impact of the adoption of ASU 2025-05 on its consolidated financial statements.
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
Note 2—Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Land	$48,729	$42,584
Buildings	372,966	350,920
Machinery and equipment	615,125	605,311
Software	229,408	234,699
Tools, dies, and molds	471,651	476,551
Leasehold improvements	109,261	107,139
Construction in progress	93,337	62,130
	1,940,477	1,879,334
Less: accumulated depreciation	(1,350,462)	(1,363,285)
	$590,015	$516,049
Purchases of property, plant, and equipment within Mattel's consolidated statement of cash flows were adjusted for unpaid balances of $50.2 million, $18.7 million, and $20.5 million as of December 31, 2025, 2024, and 2023, respectively.

Note 3—Goodwill and Identifiable Intangible Assets, Net
Goodwill
Mattel's reporting units are: (i) North America, which consists of the United States and Canada, (ii) International, and (iii) American Girl. Goodwill related to the American Girl reporting unit is included in the North America operating segment. Mattel's reportable segments are: (i) North America and (ii) International. The change in the carrying amount of goodwill by reporting unit for 2025 and 2024 is shown below. Brand-specific goodwill held by foreign subsidiaries is allocated to the North America reporting unit selling those brands, thereby causing a foreign currency translation impact.

	December 31, 2023	Currency Exchange Rate Impact	December 31, 2024	Currency Exchange Rate Impact	December 31, 2025
	(In thousands)
North America	$733,487	$(492)	$732,995	$2,212	$735,207
International	443,454	(2,299)	441,155	6,236	447,391
American Girl	207,571	—	207,571	—	207,571
	$1,384,512	$(2,791)	$1,381,721	$8,448	$1,390,169
In the third quarter of 2025, Mattel performed its annual goodwill impairment assessment and determined that goodwill was not impaired. The quantitative goodwill impairment assessment includes the use of certain assumptions and estimates to calculate the estimated fair value of Mattel's reporting units. To the extent assumptions, estimates, or market factors, including seasonality, differ from Mattel's current estimates, the estimated fair value of Mattel's reporting units may be susceptible to significant changes. The reporting unit that is most susceptible to changes in assumptions and estimates, given its smaller size, is American Girl, as excess fair value over carrying value is a lesser dollar and percentage value than the other reporting units. There were no events or changes in circumstances subsequent to the third quarter assessment that indicate that the carrying amount of a reporting unit may exceed its fair value as of December 31, 2025.
Identifiable Intangible Assets, Net
Mattel's identifiable intangible assets, net consisted of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Identifiable intangible assets	$808,830	$798,655
Less: accumulated amortization	(471,725)	(438,092)
	$337,105	$360,563
The estimated future amortization expense for the next five years is as follows:

Amortization Expense
(In thousands)
2026	$31,717
2027	31,139
2028	29,430
2029	27,690
2030	27,690
Mattel tests its amortizable identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Mattel's amortizable identifiable intangible assets primarily consist of trademarks and trade names. During 2025, 2024, and 2023, Mattel's amortizable identifiable intangible assets were not impaired.

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
A summary of retirement plan expense, net is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Defined contribution retirement plans	$42,953	$40,227	$37,784
Defined benefit pension plans	15,042	12,806	9,949
Deferred compensation and excess benefit plans	5,463	(1,537)	8,227
Postretirement benefit plans	(2,144)	(2,046)	(2,084)
	$61,314	$49,450	$53,876
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
A summary of the components of Mattel's net periodic benefit cost/credit and other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31 is as follows:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2025	2024	2023	2025	2024	2023
	(In thousands)
Net Periodic Benefit Cost (Credit):
Service cost	$3,400	$3,388	$3,371	$1	$2	$1
Interest cost	20,523	20,181	20,966	144	180	179
Expected return on plan assets	(17,575)	(18,738)	(20,372)	—	—	—
Amortization of prior service cost (credit)	200	194	150	(1,997)	(2,038)	(2,038)
Recognized actuarial loss (gain)	8,683	7,781	5,893	(292)	(190)	(226)
Settlement (gain)	(68)	—	(59)	—	—	—
Curtailment (gain)	(121)	—	—	—	—	—
Net periodic benefit cost (credit)	$15,042	$12,806	$9,949	$(2,144)	$(2,046)	$(2,084)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net actuarial (gain) loss	$(19,309)	$(5,086)	$904	$32	$(433)	$311
Prior service cost	—	131	1,169	—	—	—
Amortization of prior service (cost) credit	(200)	(194)	(150)	1,997	2,038	2,038
Total recognized in other comprehensive (income) loss (a)	$(19,509)	$(5,149)	$1,923	$2,029	$1,605	$2,349
Total recognized in net periodic benefit cost (credit) and other comprehensive income (loss)	$(4,467)	$7,657	$11,872	$(115)	$(441)	$265
(a)Amounts exclude related tax expense (benefit) of approximately $5 million, $1 million, and $(2) million, during 2025, 2024, and 2023, respectively, which are also included in other comprehensive income (loss).

Net periodic benefit cost/credit for Mattel's domestic defined benefit pension and postretirement benefit plans was calculated on January 1 of each year using the following assumptions:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Defined benefit pension plans:
Discount rate	5.3%	4.7%	4.9%
Weighted-average rate of future compensation increases	N/A	N/A	N/A
Long-term rate of return on plan assets	6.2%	6.2%	5.0%
Postretirement benefit plans:
Discount rate	5.3%	4.7%	4.9%
Annual increase in Medicare Part B premium	6.0%	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.6%	7.9%	7.0%
Post-65	7.8%	8.1%	7.0%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%	4.5%
Post-65	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2031	2031	2029
Post-65	2031	2031	2029
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

Mattel used a measurement date of December 31, 2025 for its defined benefit pension and postretirement benefit plans. A summary of the changes in benefit obligation and plan assets is as follows:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands)
Change in Benefit Obligation:
Benefit obligation, beginning of year	$423,877	$460,676	$3,082	$4,085
Service cost	3,400	3,388	1	2
Interest cost	20,523	20,181	144	180
Impact of currency exchange rate changes	8,259	(5,085)	—	—
Actuarial loss (gain)	2,857	(20,525)	(260)	(623)
Benefits paid	(34,644)	(34,294)	(475)	(562)
Plan amendments	—	61	—	—
Curtailments	(177)	(372)	—	—
Settlements	(305)	—	—	—
Other	—	(153)	—	—
Benefit obligation, end of year	$423,790	$423,877	$2,492	$3,082
Change in Plan Assets:
Plan assets at fair value, beginning of year	$306,279	$327,336	$—	$—
Actual return (loss) on plan assets	31,552	(3,336)	—	—
Employer contributions	21,565	17,786	475	562
Impact of currency exchange rate changes	4,812	(1,102)	—	—
Benefits paid	(34,644)	(34,294)	(475)	(562)
Settlements	(305)	—	—	—
Other	—	(111)	—	—
Plan assets at fair value, end of year	$329,259	$306,279	$—	$—
Net Amount Recognized in Consolidated Balance Sheets:
Funded status, end of year	$(94,531)	$(117,598)	$(2,492)	$(3,082)
Current accrued benefit liabilities	$(7,030)	$(6,383)	$(430)	$(530)
Noncurrent accrued benefit liabilities, net	(87,501)	(111,215)	(2,062)	(2,552)
Net amount recognized	$(94,531)	$(117,598)	$(2,492)	$(3,082)
Amounts Recognized in Accumulated Other Comprehensive Loss (a):
Net actuarial loss (gain)	$181,917	$208,985	$(1,967)	$(1,999)
Prior service cost (credit)	2,167	2,012	—	(1,997)
	$184,084	$210,997	$(1,967)	$(3,996)
(a)Amounts exclude related tax benefits of approximately $56 million and $68 million for December 31, 2025 and 2024, respectively, which are also included in accumulated other comprehensive loss.
The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. Mattel's accumulated benefit obligation for its defined benefit pension plans as of 2025 and 2024 totaled $408.8 million and $409.6 million, respectively.
The actuarial loss recognized in 2025 for the defined benefit pension plan was primarily due to the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2025.
The actuarial gain recognized in 2024 for the defined benefit pension plan was primarily due to the decrease in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2024.

As of December 31, 2025 and 2024, information for defined benefit pension plans that had aggregate accumulated benefit obligations and projected benefit obligations in excess of plan assets is as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Projected benefit obligation	$363,669	$366,692
Accumulated benefit obligation	348,663	352,415
Fair value of plan assets	261,871	240,863
The assumptions used in determining the projected and accumulated benefit obligations of Mattel's domestic defined benefit pension and postretirement benefit plans are as follows:

	December 31, 2025	December 31, 2024
Defined benefit pension plans:
Discount rate	5.0%	5.3%
Cash balance interest crediting rate	4.0%	4.0%
Weighted-average rate of future compensation increases	N/A	N/A
Postretirement benefit plans:
Discount rate	5.1%	5.3%
Annual increase in Medicare Part B premium	6.0%	6.0%
Health care cost trend rate:
Pre-65	7.1%	7.6%
Post-65	7.3%	7.8%
Ultimate cost trend rate:
Pre-65	4.5%	4.5%
Post-65	4.5%	4.5%
Year that the rate reaches the ultimate cost trend rate:
Pre-65	2031	2031
Post-65	2031	2031
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
At the end of each fiscal year, Mattel determines the weighted-average discount rate used to calculate the projected benefit obligation. The discount rate is an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. The discount rate also impacts the interest cost component of plan income or expense. As of December 31, 2025, Mattel determined the discount rate for its domestic defined benefit pension and postretirement benefit plans used in determining the projected and accumulated benefit obligations to be 5.0%, as compared to 5.3% as of December 31, 2024. In estimating this rate, Mattel reviews rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments.

The estimated future benefit payments for Mattel's defined benefit pension and postretirement benefit plans are as follows:

	Defined Benefit Pension Plans	Postretirement Benefit Plans
	(In thousands)
2026	$37,786	$430
2027	34,026	440
2028	34,784	320
2029	34,117	320
2030	35,709	220
2031 - 2035	168,248	880
Mattel expects to make cash contributions totaling approximately $14 million to its defined benefit pension and postretirement benefit plans in 2026, substantially all of which will be for benefit payments for its underfunded plans.
Mattel periodically commissions a study of the plans' assets and liabilities to determine an asset allocation that would best match expected cash flows from the plans' assets to expected benefit payments. Mattel monitors the returns earned by the plans' assets and reallocates investments as needed. Mattel's overall investment strategy is to achieve an adequately diversified asset allocation mix of investments that provides for both near-term benefit payments and expected long-term pension liabilities. The assets are invested in a combination of indexed and actively managed funds, as well as government and corporate debt instruments. The U.S. equities are benchmarked against the S&P 500, and the non-U.S. equities are benchmarked against a combination of developed and emerging markets indices. Fixed income securities are long-duration bonds intended to closely match the duration of the liabilities and include U.S. government treasuries and agencies, corporate bonds from various industries, and mortgage-backed and asset-backed securities.

Mattel's defined benefit pension plan assets are measured and reported in the consolidated financial statements at fair value using inputs, which are more fully described in "Note 11 to the Consolidated Financial Statements—Fair Value Measurements," as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$42,459	$—	$42,459
U.S. corporate debt instruments	—	67,035	—	67,035
International corporate debt instruments	—	9,897	—	9,897
Mutual funds (a)				135,853
Money market funds	6,563	—	—	6,563
Other investments	—	6,770	—	6,770
Insurance "buy-in" policy	—	—	55,489	55,489
Collective trust funds (a):
U.S. equity securities				592
International equity securities				2,822
Global fixed income				—
Real Estate				1,779
Total	$6,563	$126,161	$55,489	$329,259

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
U.S. government and U.S. government agency securities	$—	$62	$—	$62
U.S. corporate debt instruments	—	60,751	—	60,751
International corporate debt instruments	—	4,388	—	4,388
Mutual funds (a)				126,518
Money market funds	12,365	—	—	12,365
Other investments	—	7,303	—	7,303
Insurance "buy-in" policy	—	—	52,785	52,785
Collective trust funds (a):
U.S. equity securities				577
International equity securities				2,588
Global fixed income				25,738
Real Estate				13,204
Total	$12,365	$72,504	$52,785	$306,279
(a)    These investments primarily consist of privately placed funds that are valued based on net asset value per share. The fair value of these investments are included in the table above to permit reconciliation of the total defined benefit pension plan assets classified by level within the fair value hierarchy.
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
Mattel entered into an insurance buy-in policy contract with a private limited life insurance company to insure the U.K. pension plan. The assets and liabilities with respect to insured pensioners are assumed to match for the purposes of Accounting Standards Codification 715, Pension — Retirement Benefits (i.e. the full benefits have been insured). The initial value of the asset associated with this policy was equal to the premium paid to secure the policy and is adjusted each reporting period for changes in interest rates, discount rates, and benefits paid. As the valuation of this asset is judgmental, and there are no observable inputs associated with the valuation, the buy-in contract is classified as Level 3 on the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balances of insurance buy-in policy contract assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(in thousands)
Balance at December 31, 2023	$60,727
Purchases, sales, and settlements	(3,119)
Changes in fair value	(4,823)
Balance at December 31, 2024	52,785
Purchases, sales, and settlements	(3,039)
Changes in fair value	5,743
Balance at December 31, 2025	$55,489
Mattel's domestic defined benefit pension plan assets are not directly invested in Mattel common stock. Mattel believes that the long-term rate of return on plan assets of 6.2% as of December 31, 2025 is reasonable based on historical returns.
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
Deferred Compensation and Excess Benefit Plans
Mattel maintains a deferred compensation and 401(k) excess plan (the "DCP") that permits certain officers and key employees to elect to defer portions of their compensation. The participant DCP deferrals, together with certain contributions made by Mattel, earn various rates of return. The liability for these plans as of December 31, 2025 and 2024 was $60.9 million and $56.9 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Changes in the market value of the participant-selected investment options are recorded as retirement plan expense within other selling and administrative expenses in the consolidated statements of operations. Separately, Mattel has purchased group trust-owned life insurance contracts designed to assist in funding these benefits under the DCP. The cash surrender value of these policies, valued at $109.7 million and $97.1 million as of December 31, 2025 and 2024, respectively, are held in an irrevocable guarantor trust, the assets of which are subject to the claims of Mattel's creditors and are included in other noncurrent assets in the consolidated balance sheets.
Annual Incentive Compensation
Mattel has an annual incentive compensation plan under which officers and key employees may earn cash incentive compensation based on Mattel's and individual performance, subject to certain approvals of the Compensation Committee of the Board of Directors. Incentive compensation for 2025, 2024 and 2023 was $83.4 million, $150.9 million, and $137.8 million, respectively, for awards under the plan.

Note 5—Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers are consistent, regardless of whether the suppliers participate in the supplier finance program, and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Outstanding payment obligations due to suppliers under the supplier finance program were included in Mattel's accounts payable in the consolidated balance sheets. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
The following is a roll-forward of outstanding payment obligations due under the supplier finance program:

	December 31, 2025	December 31, 2024
	(In thousands)
Obligations outstanding at beginning of the year	$69,203	$54,316
Invoices issued during the year	452,572	351,761
Invoices paid during the year	(435,103)	(336,874)
Obligations outstanding at end of the year	$86,672	$69,203
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
The Credit Agreement contains customary covenants, including, but not limited to, (a) restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions and (b) the requirement that the obligations of Mattel under the Credit Facility be guaranteed by any existing or future direct or indirect domestic subsidiary of Mattel that guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million, subject to certain customary exceptions. As of December 31, 2025, no subsidiaries of Mattel were required to guarantee the Credit Facility.

The Credit Agreement requires the maintenance of (a) an interest coverage ratio of not less than 2.75 to 1.00 as of the end of each fiscal quarter and (b) a total leverage ratio as of the end of each fiscal quarter, not to exceed (x) 3.75 to 1.00 with respect to fiscal quarters ending on March 31, June 30, and December 31 of each year, and (y) 4.00 to 1.00 with respect to fiscal quarters ending on September 30 of each year. The total leverage ratio financial covenant is subject to a step-up to 4.25 to 1.00, with respect to fiscal quarters in which certain material acquisitions are consummated, and for a period of four fiscal quarters thereafter, and subject to certain customary exceptions.
As of December 31, 2025 and 2024, Mattel had no borrowings outstanding under the Credit Facility. Outstanding letters of credit under the Credit Facility totaled approximately $9 million as of December 31, 2025 and 2024.
To finance seasonal working capital requirements of certain foreign subsidiaries, Mattel avails itself of individual short-term credit lines. As of December 31, 2025, foreign credit lines totaled approximately $18 million. Mattel expects to extend the majority of these credit lines throughout 2026.
As of December 31, 2025, Mattel was in compliance with all covenants contained in the Credit Agreement. The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.
Short-Term Borrowings
As of December 31, 2025 and 2024, Mattel had no short-term borrowings outstanding.
During 2025 and 2024, Mattel had no borrowings under the Credit Facility, and no other short-term borrowings.
Long-Term Debt
On November 17, 2025, Mattel issued $600.0 million aggregate principal amount of 5.000% 2025 Senior Notes due November 2030 (the "2025 Notes"). The 2025 Notes were issued pursuant to a base indenture, dated November 17, 2025 (the "Base Indenture") between Mattel and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as supplemented by the first supplemental indenture with respect to the 2025 Notes, dated November 17, 2025 (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"), between Mattel and the Trustee. The Notes pay interest semi-annually in arrears on May 17 and November 17 of each year, beginning on May 17, 2026, to the holders of record on the immediately preceding May 1 and November 1, respectively. The 2025 Notes will mature on November 17, 2030.
Prior to October 17, 2030 (one month prior to the maturity date), Mattel may redeem the 2025 Notes at its option, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2025 Notes being redeemed, plus a corresponding "make-whole premium" as set forth in the Base Indenture, plus, in either case, accrued and unpaid interest thereon to (but not including) the redemption date. Additionally, on or after October 17, 2030, Mattel may redeem the 2025 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2025 Notes being redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date.
The holders of the 2025 Notes have the right to require Mattel to repurchase the 2025 Notes of any series at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but not including) the date of repurchase upon the occurrence of a Change of Control Triggering Event (as defined in the Base Indenture), except to the extent that Mattel has exercised its right to redeem all of the 2025 Notes as described above.
The 2025 Notes are Mattel's senior unsecured obligations. Under the terms of the Indenture, the 2025 Notes, without giving effect to collateral arrangements, rank pari passu in right of payment with all existing and future senior indebtedness of Mattel, including indebtedness of Mattel under the Existing Notes and the Credit Agreement (each as defined in the Base Indenture). The 2025 Notes are senior in right of payment to any future subordinated indebtedness of Mattel, if any. The 2025 Notes are structurally subordinated to all existing and future indebtedness and other liabilities of all subsidiaries of Mattel including indebtedness of the subsidiaries that borrow under or guarantee any obligations under the Credit Agreement, if any, and guarantees of the Existing Notes, if any. The 2025 Notes are effectively subordinated to any existing and future secured indebtedness of Mattel, including indebtedness of Mattel under capital leases, if any, to the extent of the value of the collateral securing such indebtedness.
The Indenture governing the 2025 Notes contains covenants that limit Mattel's ability to, among other things, create liens, enter into certain sale and leaseback transactions, or to engage in certain consolidation, merger, and sale of asset transactions. These restrictions are subject to a number of exceptions.
The net proceeds from the 2025 Notes, together with cash on hand, were used to redeem all outstanding 3.375% 2021 Senior Notes due April 2026 and pay related fees and expenses.

    Mattel's long-term debt consists of the following:

	Interest Rate	December 31, 2025	December 31, 2024
		(In thousands)
2010 Senior Notes due October 2040	6.20%	$250,000	$250,000
2011 Senior Notes due November 2041	5.45%	300,000	300,000
2019 Senior Notes due December 2027	5.875%	600,000	600,000
2021 Senior Notes due April 2026	3.375%	—	600,000
2021 Senior Notes due April 2029	3.75%	600,000	600,000
2025 Senior Notes due November 2030	5.000%	600,000	—
Debt issuance costs and debt discount		(18,325)	(15,649)
		2,331,675	2,334,351
Less: current portion		—	—
Total long-term debt		$2,331,675	$2,334,351
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
In 2024, Fitch changed Mattel's credit rating from BB+ to BBB- with a stable outlook, S&P changed Mattel's credit rating from BBB- to BBB with a stable outlook, and Moody's maintained Mattel's credit rating of Baa3 with a stable outlook. There were no changes to Mattel's credit rating in 2025. As a result of the current credit ratings and no events of default, the covenants limiting Mattel's ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel's ability to merge or consolidate, or sell, transfer or otherwise dispose of substantially all of its assets and designate future guarantors, are suspended. If Mattel ceases to have credit ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events.
The aggregate principal amount of long-term debt maturing in the next five years and thereafter is as follows:

	2010 Senior Notes	2011 Senior Notes	2019 Senior Notes	2021 Senior Notes	2025 Senior Notes	Total
	(In thousands)
2026	$—	$—	$—	$—	$—	$—
2027	—	—	600,000	—	—	600,000
2028	—	—	—	—	—	—
2029	—	—	—	600,000	—	600,000
2030	—	—	—		600,000	600,000
Thereafter	250,000	300,000	—	—	—	550,000
	$250,000	$300,000	$600,000	$600,000	$600,000	$2,350,000

Note 7—Stockholders' Equity
Preference Stock
Mattel is authorized to issue up to 20.0 million shares of $0.01 par value preference stock, of which none is currently outstanding.
Preferred Stock
Mattel is authorized to issue up to 3.0 million shares of $1.00 par value preferred stock, of which none is currently outstanding.
Common Stock Repurchase Program
During 2025, Mattel repurchased 31.4 million shares of its common stock at a cost of $605.5 million, inclusive of accrued excise taxes of $5.5 million. During 2024, Mattel repurchased 21.0 million shares of its common stock at a cost of $403.5 million, inclusive of accrued excise taxes of $3.5 million. During 2023, Mattel repurchased 10.4 million shares of its common stock at a cost of $203.0 million. Mattel's share repurchase program was first announced on July 21, 2003. On July 17, 2013, the Board of Directors approved a $500.0 million increase to Mattel's share repurchase authorization, and as of December 31, 2023, such authorization was exhausted. On February 5, 2024, the Board of Directors authorized a $1.00 billion share repurchase program and as of December 31, 2025, such authorization was exhausted. On February 9, 2026, the Board of Directors authorized a new $1.50 billion share repurchase program. As of February 20, 2026, Mattel has repurchased 5.9 million shares of its common stock at a cost of $101.0 million under the new $1.50 billion share repurchase program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Dividends
During 2025, 2024, and 2023, Mattel did not pay any dividends to holders of its common stock. The payment of dividends on common stock is at the discretion of the Board of Directors and is subject to customary limitations.

Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Year Ended December 31, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$(139,663)	$(869,096)	$(994,452)
Other comprehensive income (loss) before reclassifications	(49,196)	8,575	121,458	80,837
Amounts reclassified from accumulated other comprehensive income (loss)	18,173	4,876	—	23,049
Net change in other comprehensive income (loss)	(31,023)	13,451	121,458	103,886
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2025	$(16,716)	$(126,212)	$(747,638)	$(890,566)

	For the Year Ended December 31, 2024
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$(142,916)	$(758,589)	$(904,968)
Other comprehensive income (loss) before reclassifications	39,409	(819)	(110,507)	(71,917)
Amounts reclassified from accumulated other comprehensive income (loss)	(21,639)	4,072	—	(17,567)
Net change in other comprehensive income (loss)	17,770	3,253	(110,507)	(89,484)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$(139,663)	$(869,096)	$(994,452)

	For the Year Ended December 31, 2023
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2022	$22,732	$(138,498)	$(795,712)	$(911,478)
Other comprehensive income (loss) before reclassifications	(15,903)	(6,558)	37,123	14,662
Amounts reclassified from accumulated other comprehensive income (loss)	(10,292)	2,140	—	(8,152)
Net change in other comprehensive income (loss)	(26,195)	(4,418)	37,123	6,510
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2023	$(3,463)	$(142,916)	$(758,589)	$(904,968)

The following table presents the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Year Ended			Consolidated Statements of Operations Classification
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Derivative Instruments
(Loss) gain on foreign currency forward exchange and other contracts	$(18,181)	$21,590	$9,880	Cost of sales
Tax effect	8	49	412	Provision/benefit for income taxes
	$(18,173)	$21,639	$10,292	Net Income
Employee Benefit Plans
Amortization of prior service credit (a)	$1,797	$1,844	$1,888	Other non-operating income/expense, net
Recognized actuarial (loss) (a)	(8,391)	(7,591)	(5,667)	Other non-operating income/expense, net
Curtailment gain (a)	121	—	—	Other non-operating income/expense, net
Settlement gain (a)	68	—	59	Other non-operating income/expense, net
	(6,405)	(5,747)	(3,720)
Tax effect	1,529	1,675	1,580	Provision/benefit for income taxes
	$(4,876)	$(4,072)	$(2,140)	Net Income
(a)The amortization of prior service credit, recognized actuarial loss, curtailment gain, and settlement gain are included in the computation of net periodic benefit cost. Refer to "Note 4 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During 2025, currency translation adjustments resulted in a net other comprehensive gain of $121.5 million, primarily due to the strengthening of the Russian ruble, Mexican peso, and British pound sterling against the U.S. dollar.
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

Note 8—Leases
The following table summarizes Mattel's right-of-use assets and liabilities and other information about its leases:

	December 31, 2025	December 31, 2024
	(In thousands, except years and percentage information)
Right-of-use assets, net	$319,548	$326,394

Accrued liabilities	83,242	74,755
Noncurrent lease liabilities	268,351	278,174
Total lease liabilities	$351,593	$352,929

Weighted-average remaining lease term	6.0 years	6.4 years

Weighted-average discount rate	8.7%	6.6%
Lease costs were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Lease costs (a) (b)	$137,440	$132,899	$127,850
(a)    Includes short-term and variable lease costs of approximately $30 million, $34 million, and $36 million for 2025, 2024, and 2023, respectively. Variable lease costs primarily relate to variable components of third-party logistics rental charges, common area maintenance charges, management fees, and taxes.
(b) Contingent rental expense is recorded in the period in which the contingent event becomes probable. During 2025, 2024, and 2023, contingent rental expense was not material.
Supplemental information related to leases were as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Cash payments for leases	$103,571	$95,827	$98,453
Right-of-use assets obtained in exchange for new and modified lease liabilities	67,852	97,809	71,375
The following table shows the future maturities of lease liabilities for leases in effect as of December 31, 2025:

Years Ending December 31,	Lease Liabilities
(In thousands)
2026	$105,610
2027	76,830
2028	57,231
2029	44,951
2030	42,774
Thereafter	115,057
442,453
Less: imputed interest	(90,860)
$351,593
Mattel has entered into a lease agreement for a premise to be used in the normal course of business which had not yet commenced as of December 31, 2025. The future minimum obligation related to this lease agreement is $33.4 million.

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
Nonqualified stock options are granted with an exercise price not less than 100% of the fair market value of Mattel's common stock on the date of grant, expire no later than 10 years from the date of grant, and vest on a schedule determined by the Compensation Committee of the Board of Directors, generally over a period of three years from the date of grant. Nonqualified stock options generally vest and become exercisable contingent upon the grantees' continued employment or service with Mattel. In the event of a retirement, or an involuntary termination (without cause), of an employee that meets retirement provisions under the Amended 2010 Plan, or the death or disability of an employee, that occurs in each case at least six months after the grant date, nonqualified stock options become fully vested, with up to five years to exercise. In the event of other terminations (without cause), an employee has up to 90 days to exercise vested options.
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
An employee qualifies for retirement provisions under the Amended 2010 Plan if aged 55 years or older with 5 or more years of service for grants prior to April 28, 2023, or aged 55 years or older with 10 or more years of service for grants on or after April 28, 2023, which includes Mattel's 2023 annual employee grant.
The number of shares of common stock available for grant under the Amended 2010 Plan is subject to an aggregate limit as defined therein. At December 31, 2025, there were approximately 23 million shares available for grant under the Amended 2010 Plan if target performance goals are achieved, and approximately 19 million shares available if maximum performance goals are achieved.
Mattel recognized total share-based compensation expense related to stock options, RSUs, and performance awards of $79.7 million, $79.4 million, and $83.3 million during 2025, 2024, and 2023, respectively. The income tax benefit related to stock options, RSUs, and performance awards during 2025, 2024, and 2023 was approximately $9 million, $9 million and $10 million, respectively.
As of December 31, 2025, total unrecognized compensation cost related to unvested share-based payments totaled $114.0 million and is expected to be recognized over a weighted-average period of 2.1 years.
Stock Options
Mattel recognized compensation expense of $1.7 million, $3.1 million, and $6.7 million for stock options during 2025, 2024, and 2023, respectively.
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

No options were granted during 2025 and 2024. The weighted-average grant-date fair value of options granted during 2023 was $8.91.
The following weighted-average valuation assumptions were used in determining the fair value of options granted:

2023
Expected life (in years)	6.6
Risk-free interest rate	3.5%
Volatility factor	44.4%
Dividend yield	—%
The following is a summary of stock option information and weighted-average exercise prices for Mattel's stock options:

	2025		2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except weighted-average exercise prices)
Outstanding at January 1	10,566	$19.69	11,742	$20.30	17,563	$21.73
Granted	—	—	—	—	579	18.00
Exercised	(723)	13.55	(456)	13.92	(1,751)	15.27
Forfeited	(18)	18.00	(48)	21.99	(146)	18.59
Canceled	(1,803)	23.85	(672)	34.12	(4,503)	27.57
Outstanding at December 31	8,022	$19.31	10,566	$19.69	11,742	$20.30
Exercisable at December 31	7,875	$19.34	10,045	$19.68	10,544	$20.25
The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. The total intrinsic value of options exercised was approximately $5 million, $2 million, and $9 million, during 2025, 2024, and 2023, respectively. At December 31, 2025, options outstanding had an intrinsic value of approximately $24 million, with a weighted-average remaining life of 3.0 years. At December 31, 2025, options exercisable had an intrinsic value of approximately $23 million, with a weighted-average remaining life of 2.9 years. Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises. Cash received from stock options exercised, net of taxes during 2025 was approximately $10 million.
At December 31, 2025, stock options vested, and expected to vest, totaled approximately 8 million shares, with an intrinsic value of approximately $24 million, weighted-average exercise price of $19.32, and weighted-average remaining life of 3.0 years. During 2025, less than 1 million stock options vested. The total grant-date fair value of stock options vested during 2025, 2024, and 2023 was approximately $3 million, $6 million, and $9 million, respectively.
Restricted Stock Units
Mattel recognized compensation expense of $56.7 million, $55.2 million, and $48.5 million for RSUs during 2025, 2024, and 2023, respectively.
RSUs are valued at the market value on the date of grant, adjusted by the present value of the expected dividends for RSUs that are not entitled to a dividend during the vesting period. The expense for RSUs is evenly attributed to the periods in which the restrictions lapse, which is generally three years from the date of grant.

The following is a summary of RSU information and weighted-average grant-date fair values for Mattel's RSUs:

	2025		2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	5,893	$18.94	5,174	$20.04	4,503	$21.00
Granted	3,863	17.57	3,859	18.50	3,479	18.24
Vested	(2,868)	19.46	(2,388)	20.52	(2,186)	19.18
Forfeited	(517)	18.17	(752)	19.22	(622)	19.91
Unvested at December 31	6,371	$17.94	5,893	$18.94	5,174	$20.04
At December 31, 2025, RSUs expected to vest totaled approximately 6 million shares, with a weighted-average grant-date fair value of $17.95. The total grant-date fair value of RSUs vested during 2025, 2024, and 2023 was approximately $56 million, $49 million, and $42 million, respectively.
Performance Awards
Mattel recognized compensation expense of $21.3 million, $21.2 million, and $28.1 million for performance awards during 2025, 2024, and 2023, respectively. Performance awards were comprised of Mattel's long-term incentive program ("LTIP") and a one-time retention award of performance-based RSUs (the "Retention Performance Grant").
Mattel had four LTIP performance cycles in place during 2025, which were established by the Compensation Committee of the Board of Directors: (i) a January 1, 2022—December 31, 2024 performance cycle ("2022 LTIP"), which was completed in the first quarter of 2025, (ii) a January 1, 2023—December 31, 2025 performance cycle ("2023 LTIP"), (iii) a January 1, 2024—December 31, 2026 performance cycle ("2024 LTIP"), and (iv) a January 1, 2025—December 31, 2027 performance cycle ("2025 LTIP").
On May 21, 2025, performance awards under the 2025 LTIP were granted to officers and key employees of Mattel. Under the 2025 LTIP, shares of Mattel's common stock may be earned based on Mattel’s relative Total Shareholder Return ("TSR") over the three-year performance measurement period. Performance awards previously granted under Mattel’s LTIP may earn shares of Mattel's common stock based on Mattel's performance against three-year cumulative Adjusted Free Cash Flow targets, with the final payout subject to modification based on Mattel's relative TSR over the same periods. Upon completion of each performance cycle, company performance measures and relative TSR are subject to approvals of the Compensation Committee of the Board of Directors. The actual number of shares earned under both the 2025 LTIP and prior LTIP awards may range from 0% to 200% of the target award, depending on performance against the applicable metrics.
On September 30, 2024, the Retention Performance Grant was granted to Ynon Kreiz, Mattel's Chief Executive Officer, in order to incentivize retention and drive significant stock price performance and market outperformance. The Retention Performance Grant has targeted approximately 0.8 million performance-based restricted stock units, which was determined based on a target value of $15.0 million divided by the closing price of Mattel's common stock on the grant date. The Retention Performance Grant is 100% performance-based, with 50% of the Retention Performance Grant subject to vesting based on the achievement of the stock price hurdles during the final three years of the five-year performance measurement period, and the remaining 50% of the Retention Performance Grant subject to vesting based on Mattel's relative TSR over the five-year performance measurement period.
No portion of the Retention Performance Grant will be earned unless Mattel achieves performance goals and Mr. Kreiz remains employed through the settlement date following the completion of a five-year vesting period from September 30, 2024 to September 30, 2029, subject to potential acceleration upon certain qualifying terminations of employment. The grant also allows for a maximum potential earnout of 200% of the targeted number of performance-based restricted stock units.

Mattel determines the fair value of the performance-related components of its performance awards based on the closing market price of Mattel's common stock on the date of grant and determines the fair value of the market-related components of its performance awards based on the Monte Carlo valuation methodology. The LTIP awards cliff-vest at the end of the requisite service period, which typically occurs in the first quarter subsequent to the end of the performance period. Mattel recognizes compensation expense for its LTIP awards on a straight-line basis over the requisite service period. Additionally, compensation expense for the performance component of LTIP awards where vesting is subject to three-year cumulative Adjusted Free Cash Flow targets, is adjusted based on the probability that such targets will be met. The Retention Performance Grant has a five-year vesting period from September 30, 2024 to September 30, 2029, which will be recognized straight-line over the service period. The weighted-average grant-date fair value of performance awards granted during 2025, 2024, and 2023 was $26.43, $21.97, and $19.44, respectively.
The following weighted-average valuation assumptions were used in determining the fair value of the market-related components of performance awards granted:

	2025	2024	2023
Risk-free interest rate	4.0%	4.3%	3.8%
Volatility factor	35.1%	36.0%	35.6%
Dividend yield	—%	—%	—%
The following is a summary of performance award information and weighted-average grant-date fair values for Mattel's performance awards:

	2025		2024		2023
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands, except weighted-average grant-date fair values)
Unvested at January 1	3,252	$22.55	2,440	$23.01	2,894	$18.77
Granted (a)(b)	473	25.11	1,776	21.98	1,954	16.42
Vested	(271)	28.39	(765)	22.91	(2,189)	11.93
Forfeited	(275)	21.65	(199)	21.73	(219)	18.96
Unvested at December 31	3,179	$22.51	3,252	$22.55	2,440	$23.01
(a)During 2025, Mattel granted 0.8 million shares as part of the 2025 LTIP. This amount was offset by a reduction of 0.3 million shares related to the 2022 LTIP based on the final earnout of the 2022 performance cycle, which are included in the weighted-average grant-date fair value. During 2024, Mattel granted 0.8 million shares as part of the Retention Performance Grant and 1.0 million shares as part of the 2024 LTIP, and issued less than 0.1 million incremental shares under the 2021 LTIP based on the final earnout of the 2021 performance cycle, which are included in the weighted-average grant-date fair value. During 2023, Mattel granted 1.2 million shares as part of the 2023 LTIP and issued 0.8 million incremental shares under the 2020 LTIP based on the final earnout of the 2020 performance cycle, which are included in the weighted-average grant-date fair value.
(b)The number of shares granted for the Retention Performance Grant, the 2025 LTIP, the 2024 LTIP, and the 2023 LTIP, represents the aggregate target numbers of shares that may be issued pursuant to the award over its full term. The aggregate number of shares subject to performance awards that would be issued if performance goals are achieved at the maximum number of shares are approximately 2 million, 4 million, and 2 million for 2025, 2024, and 2023, respectively.
At December 31, 2025, performance awards expected to vest totaled approximately 2 million shares, with a weighted-average grant-date fair value of $21.41. The total grant-date fair value of performance awards vested during 2025, 2024, and 2023 was approximately $8 million, $18 million, and $26 million, respectively.

Note 10—Earnings Per Share
The following table reconciles basic and diluted earnings per common share:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands, except per share amounts)
Basic:
Net income	$397,584	$541,817	$214,352
Weighted-average number of common shares	318,159	340,435	353,588
Basic net income per common share	$1.25	$1.59	$0.61

Diluted:
Net income	$397,584	$541,817	$214,352
Weighted-average number of common shares	318,159	340,435	353,588
Dilutive share-based awards (a)	3,633	2,901	3,524
Weighted-average number of common and potential common shares	321,792	343,336	357,112
Diluted net income per common share	$1.24	$1.58	$0.60
(a)    Share-based awards totaling 5.9 million, 7.5 million, and 10.4 million were excluded from the calculation of diluted net income per common share for the years ended December 31, 2025, 2024, and 2023, respectively, because their effect would be antidilutive.
Note 11—Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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
•Level 3 – Valuations based on inputs that are unobservable, supported by little or no market activity, and significant to the fair value of the assets or liabilities.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$1,338	$—	$1,338

Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$16,333	$—	$16,333

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$22,031	$—	$22,031

Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$2,337	$—	$2,337
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
The estimated fair value of Mattel's long-term debt was $2.32 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2025 and $2.27 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2024. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
Note 12—Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of December 31, 2025 and 2024, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $677 million and $628 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		December 31, 2025	December 31, 2024
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$854	$17,290
Foreign currency forward exchange and other contracts	Other noncurrent assets	15	2,775
Total Derivatives Designated as Hedging Instruments		$869	$20,065
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$469	$1,966
Total Derivatives Not Designated as Hedging Instruments		$469	$1,966
		$1,338	$22,031

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		December 31, 2025	December 31, 2024
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$14,781	$1,370
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	1,257	65
Total Derivatives Designated as Hedging Instruments		$16,038	$1,435
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$295	$902
Total Derivatives Not Designated as Hedging Instruments		$295	$902
		$16,333	$2,337
The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated As Hedging Instruments
	For the Year Ended			Statements of Operations Classification
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Foreign Currency Forward Exchange Contracts:
Amount of (losses) gains recognized in OCI	$(49,196)	$39,409	$(15,903)
Amount of (losses) gains reclassified from accumulated OCI to the consolidated statements of operations	(18,173)	21,639	10,292	Cost of sales
The gains and losses reclassified from accumulated other comprehensive loss to the consolidated statements of operations during 2025, 2024, and 2023, respectively, were offset by the recognition of the underlying hedged transactions.
As of December 31, 2025, approximately $18 million of net losses reported within other accumulated comprehensive loss are expected to be reclassified into the consolidated statements of operations within the next twelve months.

	Derivatives Not Designated As Hedging Instruments
	For the Year Ended			Statements of Operations Classification
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Amount of Net Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$7,739	$8,404	$19,939	Other non-operating income/expense, net
The net gains recognized in the consolidated statements of operations during 2025, 2024, and 2023, respectively, were offset by foreign currency transaction gains and losses on the related derivative balances.
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
Licensing and similar agreements in effect at December 31, 2025 contain provisions for future minimum payments as shown in the following table:

Licensing and Similar Agreements
(In thousands)
2026	$100,011
2027	94,319
2028	70,751
2029	59,179
2030	12,520
Thereafter	—
$336,780
Royalty expense for 2025, 2024, and 2023 was $264.6 million, $244.1 million, and $249.8 million, respectively.
Other Purchase Obligations
Mattel also enters into contractual arrangements for commitments of future purchases of goods and services to ensure availability and timely delivery. Mattel determined that no such agreements in effect as of December 31, 2025 met the criteria for disclosure in accordance with Accounting Standards Codification 440, Commitments.
Insurance
Mattel has a wholly-owned subsidiary, Far West Insurance Company, Ltd. ("Far West"), that was established to insure Mattel's workers' compensation, general, automobile, product liability, and property risks. For the year ended December 31, 2025, Far West insured the first $1.0 million per occurrence for workers' compensation risks, the first $0.5 million per occurrence for general and automobile liability risks, the first $2.0 million per occurrence for product liability losses occurring prior to February 1, 2020, and the first $5.0 million per occurrence for product liability risks thereafter, and up to $1.0 million per occurrence for property risks. Various insurance companies that have an "A" or better AM Best rating at the time the policies are purchased reinsured Mattel's risk in excess of the amounts insured by Far West. Mattel's liability for workers' compensation, general, automobile, product liability, and property claims at December 31, 2025 and 2024 totaled $12.1 million and $12.0 million, respectively, and is primarily included in other noncurrent liabilities in the consolidated balance sheets. Loss reserves are accrued based on Mattel's estimate of the aggregate liability for claims incurred.

Litigation
Litigation Related to Yellowstone do Brasil Ltda.
In April 1999, Yellowstone do Brasil Ltda. (formerly known as Trebbor Informática Ltda.) ("Yellowstone") filed a lawsuit against Mattel do Brasil before the 15th Civil Court of Curitiba, State of Parana, requesting the annulment of its security bonds and promissory notes given to Mattel do Brasil as well as damages due to an alleged breach of an oral exclusive distribution agreement between the parties relating to the supply and sale of toys in Brazil. Yellowstone's complaints sought alleged loss of profits plus an unspecified amount of damages.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorneys' fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of December 31, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
One products liability lawsuit filed in April 2023 remains pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Fisher-Price Rock 'n Play Sleeper (the "Sleeper") caused the fatality of a child. More than sixty other lawsuits have been settled and/or dismissed.
The remaining lawsuit seeks compensatory damages, punitive damages, attorneys' fees, costs, and interest. Mattel believes that it has substantial defenses to the allegations made and intends to vigorously defend against them. As of December 31, 2025, Mattel assessed its probable loss related to the matters outstanding at that time and has accrued estimated liabilities where appropriate, which are not material.
Insurance Litigation
On January 6, 2023, Mattel, Inc. and Fisher-Price, Inc. filed a lawsuit against their products liability insurers in the Superior Court of the State of Delaware seeking a declaratory judgment regarding the obligations of the insurers to defend and indemnify Mattel for the Sleeper products liability lawsuits. On March 28, 2025 and June 2, 2025, the court issued summary judgment rulings which determined, among other things, that the Sleeper products liability claims constitute a single occurrence under Mattel’s insurance policies, and that each claim is allocated to the policy year in which the incident occurred. As of December 31, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
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
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys' fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and, to the extent the settlement is not finalized or approved, intends to vigorously defend against them. As of December 31, 2025, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

Note 14—Segment Information
Mattel designs, manufactures, and markets a broad variety of toy products worldwide, which are sold to its customers and directly to consumers.
Segment Data
Mattel's reportable segments are: (i) North America and (ii) International. The North America and International segments sell products across Mattel's categories, although some products are developed or adapted for particular international markets.
Mattel's reportable segments are aligned to the structure used by its Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), to allocate resources and assess performance. Mattel's CODM evaluates segment performance based on each segment’s income. The CODM also uses this metric in the annual budgeting and quarterly forecasting process to inform decisions about allocating capital and other resources to each segment.
The following tables present information regarding segment income and significant expense information for Mattel's reportable segments. Unallocated corporate and other operating expenses include operating costs not allocated to individual segments, including charges related to incentive and share-based compensation, corporate headquarters functions managed on a worldwide basis, the impact of changes in foreign currency exchange rates on intercompany transactions, and certain severance and other restructuring costs. It is impracticable for Mattel to present net sales by categories, brands, or products, as trade discounts and other allowances are generally recorded in the financial accounting systems by customer.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
North America Segment:
Net sales	$3,001,070	$3,168,069	$3,210,436
Less:
Cost of sales (a)	1,571,026	1,602,047	1,723,162
Advertising and promotion expenses	244,976	245,037	251,738
Other selling and administrative expenses	480,331	480,997	447,793
North America segment expenses	2,296,333	2,328,081	2,422,693
North America segment income	$704,737	$839,988	$787,743

International Segment:
Net sales	$2,346,553	$2,211,477	$2,230,783
Less:
Cost of sales (a)	1,180,177	1,137,859	1,233,055
Advertising and promotion expenses	277,024	262,284	273,048
Other selling and administrative expenses	444,338	422,357	425,596
International segment expenses	1,901,539	1,822,500	1,931,699
International segment income	$445,014	$388,977	$299,084

Total Reportable Segments:
Net sales	$5,347,623	$5,379,546	$5,441,219
Less:
Total segment expenses	4,197,872	4,150,581	4,354,392
Total segment income	$1,149,751	$1,228,965	$1,086,827
(a)Cost of sales included severance and other restructuring charges of approximately $8 million, $4 million, and $(1) million for 2025, 2024, and 2023, respectively, which was allocated to the North America and International segments.

The following table is a reconciliation of segment income to income before income taxes for the periods indicated:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Total segment income	$1,149,751	$1,228,965	$1,086,827
Unallocated corporate and other operating expenses (a)	603,327	534,683	525,168
Total operating income	546,424	694,282	561,659
Interest expense	118,681	118,774	123,786
Interest (income)	(45,021)	(51,478)	(25,238)
Other non-operating expense (income), net	13,275	4,481	(2,293)
Income before income taxes	$459,489	$622,505	$465,404
(a)Unallocated corporate and other operating expenses included 1) incentive compensation expense of approximately $83 million, $151 million, and $138 million for 2025, 2024, and 2023, respectively, 2) equity compensation expense of approximately $80 million, $79 million, and $83 million for 2025, 2024, and 2023, respectively, and 3) severance and other restructuring charges of approximately $39 million, $44 million, and $61 million for 2025, 2024, and 2023, respectively.
The following tables present information regarding depreciation and amortization by segment, as well as assets by segment.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Depreciation and Amortization by Segment
North America	$91,641	$94,282	$97,456
International	56,417	54,611	59,876
	148,058	148,893	157,332
Corporate and other	19,927	19,070	20,012
Depreciation and amortization	$167,985	$167,963	$177,344
Segment assets were comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Assets by Segment
North America	$810,153	$757,552	$845,113
International	760,346	651,738	735,236
	1,570,499	1,409,290	1,580,349
Corporate and other	90,247	95,620	73,087
Accounts receivable and inventories, net	$1,660,746	$1,504,910	$1,653,436

Geographic Information
The tables below present information regarding Mattel's net sales and long-lived assets by geographic area. Net sales were attributed to countries based on the location of the customer. Long-lived assets included property, plant, and equipment, net, and right-of-use assets, net.

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Net Sales by Geographic Area
North America Region (a)	$3,001,070	$3,168,069	$3,210,436
International Region
EMEA	1,342,122	1,240,444	1,241,483
Latin America	602,544	608,218	658,018
Asia Pacific	401,887	362,815	331,282
Total International Region	2,346,553	2,211,477	2,230,783
Net sales	$5,347,623	$5,379,546	$5,441,219

	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Long-Lived Assets
North America Region (b)	$423,383	$415,213	$337,527
International Region	486,180	427,230	441,187
Consolidated total	$909,563	$842,443	$778,714
(a)Net sales for the North America Region included net sales attributable to the United States of $2.85 billion, $3.02 billion, and $3.05 billion for 2025, 2024, and 2023, respectively.
(b)Long-lived assets for the North America Region included long-lived assets attributable to the United States of $406.7 million, $399.4 million, and $319.3 million for 2025, 2024, and 2023, respectively.
Major Customers
In 2025, net sales to Mattel's three largest customers accounted for 42% of worldwide consolidated net sales. In 2025, net sales to Walmart, Target, and Amazon were $1.08 billion, $0.63 billion, and $0.52 billion, respectively. In 2024, net sales to Mattel's three largest customers accounted for 44% of worldwide consolidated net sales. In 2024, net sales to Walmart, Target, and Amazon were $1.17 billion, $0.68 billion, and $0.51 billion, respectively. In 2023, net sales to Mattel's three largest customers accounted for 44% of worldwide consolidated net sales. In 2023, net sales to Walmart, Target, and Amazon were $1.13 billion, $0.67 billion, and $0.60 billion, respectively.
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

In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Year Ended
	December 31, 2025	December 31, 2024
	(In thousands)
Cost of sales (a)	$7,795	$4,275
Other selling and administrative expenses (b)	33,454	44,884
	$41,249	$49,159
(a)Severance and other restructuring charges recorded within cost of sales in the consolidated statements of operations are included in segment income in "Note 14 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring charges recorded within other selling and administrative expenses in the consolidated statements of operations are included in unallocated corporate and other operating expenses in "Note 14 to the Consolidated Financial Statements—Segment Information."
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2024	Charges (a)	Payments/Utilization	Liability at December 31, 2025
	(In thousands)
Severance	$32,661	$31,093	$(47,164)	$16,590
Other restructuring charges (a)	10	10,156	(10,099)	67
	$32,671	$41,249	$(57,263)	$16,657

	Liability at December 31, 2023	Charges (a)	Payments/Utilization	Liability at December 31, 2024
	(In thousands)
Severance	$25,096	$45,875	$(38,310)	$32,661
Other restructuring charges (a)	—	3,284	(3,274)	10
	$25,096	$49,159	$(41,584)	$32,671
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing and distribution facilities.
As of December 31, 2025, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $116 million, which included approximately $25 million of severance charges recorded within other selling and administrative expenses during 2023. Cumulative other restructuring charges include approximately $5 million of non-cash charges. Total expected cash expenditures are approximately $115 to $140 million, and total non-cash charges are expected to be $5 million.
Other Cost Savings Actions
As of December 31, 2023, Mattel concluded the OFG program, a multi-year cost savings program that had integrated and expanded upon the previous Capital Light program. During 2023, Mattel recorded severance and other restructuring charges of $32.3 million within other selling and administrative expenses and $(1.3) million within cost of sales in the consolidated statement of operations in connection with the OFG program.
Mattel periodically executes additional actions to simplify and streamline its organizational structure, which are separate from its multi-year cost savings programs. In connection with these actions, Mattel recorded severance charges of $5.6 million and $3.4 million during 2025 and 2023, respectively, within other selling and administrative expenses. Mattel did not record any such charges in 2024.

Note 16—Income Taxes
Consolidated pre-tax income consisted of the following:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
U.S. operations	$179,094	$250,455	$150,361
Foreign operations	280,395	372,050	315,043
Consolidated pre-tax income excluding equity method investments	$459,489	$622,505	$465,404
The provision for current and deferred income taxes consisted of the following:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Current
Federal	$8,559	$40,647	$8,256
State	18,205	5,888	4,669
Foreign	85,927	76,562	79,843
	112,691	123,097	92,768
Deferred
Federal	6,662	(15,645)	(24,711)
State	(6,096)	(2,463)	1,986
Foreign	(23,483)	637	199,432
	(22,917)	(17,471)	176,707
Provision for income taxes	$89,774	$105,626	$269,475
Mattel's deferred income tax assets (liabilities) were composed of the following:

	December 31, 2025	December 31, 2024
	(In thousands)
Tax credit carryforwards	$17,853	$20,007
Research and development expenses	164,980	129,836
Net operating loss carryforwards	89,101	87,398
Interest expense	28,093	50,214
Allowances and reserves	108,594	96,264
Intangible assets	33,360	31,209
Deferred compensation	65,833	71,880
Postretirement benefits	15,944	19,138
Lease liabilities	85,704	83,301
Other	39,021	45,819
Gross deferred income tax assets	648,483	635,066
Intangible assets	(172,409)	(167,607)
Right-of-use assets	(77,563)	(75,266)
Other	(25,111)	(42,026)
Gross deferred income tax liabilities	(275,083)	(284,899)
Deferred income tax asset valuation allowances	(100,454)	(97,661)
Net deferred income tax assets	$272,946	$252,506

Net deferred income tax assets and other noncurrent liabilities were reported in the consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Deferred income tax assets	$312,913	$296,862
Other noncurrent liabilities	(39,967)	(44,356)
	$272,946	$252,506
As of December 31, 2025, Mattel had U.S. federal and foreign loss carryforwards totaling $359.6 million and U.S. federal, state, and foreign tax credit carryforwards of $17.7 million, which exclude carryforwards that do not meet the threshold for recognition in the financial statements. Utilization of these loss and tax credit carryforwards is subject to annual limitations. Mattel's loss and tax credit carryforwards expire in the following periods:

	Loss Carryforward	Tax Credit Carryforward
	(In thousands)
2026–2030	$5,067	$—
Thereafter	42,376	1,494
No expiration date	312,169	16,163
	$359,612	$17,657
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. As of December 31, 2025, the valuation allowance of $100.5 million was primarily due to foreign net operating loss carryforwards and foreign tax credits that Mattel does not expect to utilize.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	For the Year Ended
	December 31, 2025
	Amount	Percent
	(In thousands)
Provision at U.S. federal statutory rate	$96,493	21.0%
State and local income tax, net of federal income tax effect (a)	1,533	0.3
Foreign tax effects:
Hong Kong
Income not subject to tax	(10,482)	(2.3)
Minimum top-up tax	5,816	1.3
Other adjustments	(3,364)	(0.7)
Netherlands	7,431	1.6
Other foreign jurisdictions	8,469	1.8
Effect of cross-border tax laws:
Foreign-derived intangible income	(7,918)	(1.7)
Subpart F income inclusion	(18,895)	(4.1)
Other	3,441	0.7
Tax credits:
Research and development tax credits	(7,920)	(1.7)
Nontaxable or nondeductible items
Non-deductible executive compensation	6,104	1.3
Other	(2,723)	(0.6)
Changes in unrecognized tax benefits	11,789	2.6
Provision for income taxes	$89,774	19.5%
(a)The states and local jurisdictions that contribute to the majority (greater than 50%) of the effect in this category include Pennsylvania and California.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	For the Year Ended
	December 31, 2024	December 31, 2023
	(In thousands)
Provision at U.S. federal statutory rate	$130,726	$97,735
Differences resulting from:
Changes in valuation allowances	13,362	2,343
Foreign earnings taxed at different rates, including foreign losses without benefit	(9,111)	(12,480)
Foreign-derived intangible income	(8,006)	(364)
Tax related to pass-through income	5,125	3,869
Non deductible executive compensation	5,941	7,248
State and local taxes, net of U.S. federal benefit	7,711	8,480
Adjustments to previously accrued taxes	5,553	9,943
Tax on undistributed earnings of foreign subsidiaries	1,100	(1,000)
Research and development tax credit	(6,163)	(7,248)
Discrete tax impact related to intra-group IP transfer	(34,762)	161,388
Other	(5,850)	(439)
Provision for income taxes	$105,626	$269,475
In 2025, Mattel recognized a net income tax benefit of $26.8 million, primarily due to a change of its indefinite reinvestment assertion with respect to certain foreign subsidiary earnings and release of previously unrecognized tax benefits. In 2024, Mattel recognized a net income tax benefit of $34.8 million related to tax elections filed to amortize certain intangible assets transferred as part of Mattel's intra-group IP rights transfer and establishment of certain U.S. deferred tax assets.
A reconciliation of the reserve for unrecognized tax benefits is as follows:

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Unrecognized tax benefits at January 1	$134,853	$129,970	$114,057
Increases for positions taken in current year	7,135	9,123	5,855
Increases for positions taken in a prior year	17,373	12,715	18,831
Decreases for positions taken in a prior year	(2,074)	(7,983)	(4,841)
Decreases for settlements with taxing authorities	(498)	(2,940)	(273)
Decreases for lapses in the applicable statute of limitations	(3,320)	(6,032)	(3,659)
Unrecognized tax benefits at December 31	$153,469	$134,853	$129,970
Gross unrecognized tax benefits related to uncertain tax positions as of December 31, 2025, 2024, and 2023, were $153.5 million, $134.9 million, and $130.0 million, respectively. The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as other noncurrent liabilities and a reduction of deferred tax assets in the consolidated balance sheets. If recognized, the resulting tax benefit would affect Mattel's effective tax rates during the years ended December 31, 2025, 2024, and 2023 by $125.4 million, $107.7 million, and $110.7 million, respectively.
Mattel includes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the consolidated statements of operations and in other noncurrent liabilities in the consolidated balance sheets. During the years ended December 31, 2025, 2024, and 2023, Mattel recorded $1.1 million, $1.7 million, and $1.5 million, respectively, of net interest and penalties in the provision for income taxes in the consolidated statements of operations. The amount of interest and penalties accrued as of December 31, 2025, 2024, and 2023 were $20.1 million, $19.0 million, and $17.3 million, respectively, all of which would impact the effective tax rate if recognized.

In the normal course of business, Mattel is regularly audited by U.S. federal, state, local and foreign tax authorities. Mattel remains subject to IRS examination for the 2022 through 2025 tax years. Mattel files multiple state and local income tax returns and remains subject to examination in various jurisdictions, including California for the 2014 through 2025 tax years. Mattel files multiple foreign income tax returns and remains subject to examination in various foreign jurisdictions including Hong Kong for the 2019 through 2025 tax years, Mexico for the 2020 through 2025 tax years, Netherlands for the 2021 through 2025 tax years, and China for the 2021 through 2025 tax years. The ultimate settlement of certain issues with the applicable taxing authority could have a material impact on Mattel's consolidated financial statements.
As of December 31, 2025, Mattel has recorded a $13.8 million deferred tax liability related to $701.2 million of foreign undistributed earnings that it expects to repatriate based on business or cash needs. Mattel intends to indefinitely reinvest all other foreign earnings. The incremental tax liability related to those earnings is not practicable to determine due to the complexity of local country withholding rules and interactions with tax treaties, foreign exchange considerations, and the diversity of state income tax treatment on actual distribution.
The amount of income taxes paid (net of refunds received) by Mattel were as follows:

For the Year Ended
December 31, 2025
(In thousands)
Federal	$10,825
State and local	9,287
Foreign
Hong Kong	17,870
Netherlands	15,840
Brazil	5,577
China	5,476
All other foreign	42,973
Total income taxes paid (net of refunds received)	$107,848
For the years ended December 31, 2024 and 2023, gross income taxes paid were $100.3 million and $93.6 million, respectively.

Note 17—Supplemental Financial Information

	December 31, 2025	December 31, 2024
	(In thousands)
Inventories included the following:
Finished goods	$466,779	$406,977
Raw materials and work in process	96,363	94,755
	$563,142	$501,732

Accrued liabilities included the following:
Royalties	$90,828	$80,754
Incentive compensation	90,685	157,669
Advertising and promotion	90,369	120,290
Lease liabilities	83,242	74,755

	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(In thousands)
Currency transaction (losses) gains included in:
Operating income	$(4,476)	$(15,691)	$(14,921)
Other non-operating income/expense, net	(7,929)	5,073	1,545
Currency transaction losses, net	$(12,405)	$(10,618)	$(13,376)

Other selling and administrative expenses included the following:
Design and development (a)	$227,418	$194,069	$198,603
Identifiable intangible asset amortization	31,512	31,314	37,893
Bad debt expense, net	2,732	2,940	(1,502)
(a)Design and development included incentive and equity compensation expenses totaling approximately $19 million during 2025. During 2024 and 2023, incentive and equity compensation expenses were not included in design and development and were not material.

Note 18—Subsequent Events
Mattel163 Limited
On January 30, 2026, Mattel entered into a definitive agreement to acquire the remaining 50% ownership interest in Mattel163 Limited ("Mattel163"), a mobile games studio. Upon completion of the transaction, which is subject to the satisfaction of customary closing conditions, Mattel will own 100% of Mattel163. The purchase price for the remaining 50% interest is $159.0 million, subject to customary closing adjustments. Mattel plans to fund the purchase price using cash on hand, including dividends expected to be received from Mattel163.
Upon closing, Mattel will account for the transaction under the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations. The previously held 50% equity interest in Mattel163 will be remeasured to its acquisition-date fair value. The resulting remeasurement is expected to result in a gain, which will be recognized in other non-operating income, net within the consolidated statement of operations during the period in which the transaction closes. Additionally, future financial results of Mattel163 will be consolidated and included in Mattel's consolidated financial statements subsequent to closing.
U.S. Tariff Update
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on Mattel's business. Mattel continues to monitor and evaluate these developments and assess their potential impact on Mattel’s business, financial condition, and results of operations.

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
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Paul Ruh, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2025.
Management's Report on Internal Control Over Financial Reporting
The report called for by Item 308(a) of Regulation S-K is incorporated by reference to Management's Report on Internal Control Over Financial Reporting, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Remediation of a Previously Identified Material Weakness
Management has concluded that the material weakness in internal control over financial reporting described in Part II, Item 8 and Item 9A of Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 has been remediated as of December 31, 2025. Management completed its testing of the user access and provisioning review controls designed and implemented to remediate the material weakness, and concluded they are operating effectively.
Report of Independent Registered Public Accounting Firm
The report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm, included in Item 8 "Financial Statements and Supplementary Data" of this report.
Changes in Internal Control Over Financial Reporting
Other than the testing of the user access and provisioning review controls described above, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information required under this Item is incorporated herein by reference to sections entitled "Corporate Governance at Mattel—Proposal 1: Election of Directors"; "Corporate Governance at Mattel—Board Structure—Board Committees—Audit Committee"; "Compensation at Mattel—Executive Officers"; "Compensation at Mattel—Compensation Discussion and Analysis—Important Policies, Governance, and Guidelines—Insider Trading Policy"; and, to the extent applicable, "Stock Ownership and Reporting —Delinquent Section 16(a) Reports" in the Mattel 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025 (the "Proxy Statement").
Mattel has adopted the Mattel Code of Conduct (the "Code of Conduct"), which satisfies the listing rules of the Nasdaq Stock Market LLC ("Nasdaq") regarding "code of conduct" and satisfies the SEC rules regarding disclosure of a "code of ethics" for the Chief Executive Officer, Chief Financial Officer, and Controller. The Code of Conduct is publicly available on Mattel's corporate website at http://corporate.mattel.com, and the text of the Code of Conduct will be updated on the website to reflect any amendment. A copy may also be obtained free of charge by mailing a request in writing to: Secretary, Mail Stop TWR15-E, Mattel, Inc., 333 Continental Blvd., El Segundo, California 90245-5012. If Mattel grants any waiver from a provision of the Code of Conduct for any executive officer or director, or makes any substantive amendment to the SEC-mandated "code of ethics" that applies to the Chief Executive Officer, Chief Financial Officer, or Controller, Mattel will make disclosures to the extent required by applicable laws, regulations, and stock exchange listing standards on its corporate website or in a Current Report on Form 8-K. Mattel has posted the Board of Directors' corporate governance guidelines and the charters of the Audit, Compensation, and Governance and Social Responsibility Committees of the Board of Directors on its corporate website at http://corporate.mattel.com. Copies of the corporate governance guidelines and committee charters may be obtained free of charge by mailing a request to the address noted above.
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
 2.    Financial Statement Schedule for the Years Ended December 31, 2025, 2024, and 2023
Schedule II—Valuation and Qualifying Accounts and Allowances
All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. See Part II, Item 8 "Financial Statements and Supplementary Data."
3.    Exhibits (Listed by numbers corresponding to Item 601 of Regulation S-K)

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Mattel, Inc., dated May 29, 2025	8-K	001-05647	3.1	May 30, 2025
3.2	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-05647	4.0	February 25, 2020
4.1	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
4.2	Indenture, dated as of September 23, 2010, between Mattel, Inc. and Union Bank, N.A. relating to Senior Debt Securities	S-3ASR	333-169539	4.1	September 23, 2010
4.3	Indenture, dated as of November 20, 2019, by and among the Issuer, and MUFG Union Bank, N.A., National Association, as Trustee	8-K	001-05647	4.1	November 20, 2019
4.4	Indenture, dated as of March 19, 2021, by and among the Issuer, and U.S. Bank National Association, as Trustee, related to Mattel, Inc.'s 3.375% Senior Notes due 2026	8-K	001-05647	4.1	March 19, 2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4.5	Indenture, dated as of March 19, 2021, by and among the Issuer, and U.S. Bank National Association, as Trustee, related to Mattel, Inc.'s 3.750% Senior Notes due 2029	8-K	001-05647	4.2	March 19, 2021
4.6	Indenture, dated as of November 17, 2025, by and between the Issuer and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-05647	4.1	November 17, 2025
4.7	First Supplemental Indenture, dated as of November 17, 2025, by and between the Issuer and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-05647	4.2	November 17, 2025
4.8	Form of 6.200% Notes due 2040	8-K	001-05647	4.2	September 28, 2010
4.9	Form of 5.450% Notes due 2041	8-K	001-05647	4.2	November 8, 2011
4.10	Form of 5.875% Senior Notes due 2027	8-K	001-05647	4.1	November 20, 2019
4.11	Form of 3.750% Senior Notes due 2029	8-K	001-05647	4.2	March 19, 2021
4.12	Form of 5.000% Senior Notes due 2030	8-K	001-05647	4.2	November 17, 2025
10.0	Revolving Credit Agreement, dated as of July 15, 2024, among Mattel, Inc., as the borrower, Bank of America, N.A., as administrative agent, and the other lenders and financial institutions party thereto	8-K	001-05647	10.1	July 16, 2024
10.1+	Form of Indemnification Agreement	8-K	001-05647	10.1	December 21, 2020
10.2+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated April 19, 2018, regarding an offer of employment for the position of Chief Executive Officer	8-K	001-05647	10.1	April 20, 2018
10.3+	Letter Agreement between Mattel, Inc. and Ynon Kreiz, dated June 12, 2018, regarding change in allocation of Mr. Kreiz's long-term incentive grant value	10-Q	001-05647	10.8	July 25, 2018
10.4+	Letter Agreement between Mattel, Inc. and Yoon Hugh, dated April 15, 2019, regarding an offer of employment for the position of Senior Vice President and Corporate Controller	8-K	001-05647	10.1	April 19, 2019
10.5+	Letter Agreement between Mattel, Inc. and Roberto Isaias, dated February 1, 2020, regarding relocation from Mexico to Mattel's California headquarters	10-K	001-05647	10.22	February 25, 2021
10.6+	Letter Agreement between Mattel, Inc. and Anthony DiSilvestro, dated June 19, 2020, regarding an offer of employment for the position of Executive Advisor and Chief Financial Officer	8-K	001-05647	10.1	June 23, 2020
10.7+	Letter Agreement between Mattel, Inc. and Jonathan Anschell, dated December 5, 2020, regarding an offer of employment for the position of EVP, Chief Legal Officer, and Secretary	10-K	001-05647	10.26	February 25, 2021
10.8+	Letter Agreement between Mattel, Inc. and Karen Ancira, dated April 18, 2024, regarding an offer of employment for the position of Executive Vice President and Chief People Officer	10-Q	001-05647	10.1	July 30, 2024
10.9+	Letter Agreement between Mattel, Inc. and Anthony DiSilvestro, dated January 16, 2025, regarding advisory services	10-Q	001-05647	10.1	May 6, 2025

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.10+	Letter Agreement between Mattel, Inc. and Paul Ruh, dated May 2, 2025, regarding an offer of employment for the position of Chief Financial Officer	8-K	001-05647	10.1	May 8, 2025
10.11+	Mattel Incentive Plan	DEF 14A	001-05647	Appendix A	April 5, 2017
10.12+	Mattel, Inc. Deferred Compensation and PIP Excess Plan	S-8	333-89458	4.1	May 31, 2002
10.13+	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)(the "DCPEP")	10-Q	001-05647	10.1	October 24, 2008
10.14+	Amendment No. 1 to the DCPEP	10-Q	001-05647	10.2	October 24, 2013
10.15+	Amendment No. 2 to the DCPEP	10-Q	001-05647	10.3	October 24, 2013
10.16+	Amendment No. 3 to the DCPEP	10-K	001-05647	10.19	February 25, 2016
10.17+	Amendment No. 4 to the DCPEP	10-Q	001-05647	10.5	August 10, 2020
10.18+	Amendment No. 5 to the DCPEP	10-K	001-05647	10.34	February 25, 2021
10.19+	Amendment No. 6 to the DCPEP	10-Q	001-05647	10.1	October 29, 2025
10.20+	Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2009)	10-K	001-05647	10.35	February 26, 2009
10.21+	Amendment No. 1 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.4	October 24, 2013
10.22+	Amendment No. 2 to the Mattel, Inc. Deferred Compensation Plan for Non-Employee Directors	10-Q	001-05647	10.2	October 29, 2025
10.23+	Mattel, Inc. Amended and Restated Executive Severance Plan B (the "Executive Severance Plan B")	8-K	001-05647	10.1	March 24, 2023
10.24+	Form of Participation Letter Agreement under the Mattel, Inc. Amended and Restated Executive Severance Plan B applicable to Ynon Kreiz and Anthony DiSilvestro	8-K	001-05647	10.2	March 24, 2023
10.25+	Form of Participation Letter Agreement under the Mattel, Inc. Amended and Restated Executive Severance Plan B	8-K	001-05647	10.3	March 24, 2023
10.26+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	8-K	001-05647	10.1	June 4, 2024
10.27+	Form of Notice of Grant and Grant Agreement for grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.1	October 27, 2010
10.28+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.50	February 25, 2021
10.29+	Form of Grant Agreement for grants of RSUs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.51	February 25, 2021
10.30+	Form of Grant Agreement for grants of RSUs to employees under the 2010 Plan	10-K	001-05647	10.52	February 25, 2021
10.31+	Form of Grant Agreement for grants of NQSOs to participants in the Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.53	February 25, 2021
10.32+	Form of Grant Agreement for July 31, 2015 grants of NQSOs to employees under the 2010 Plan	10-Q	001-05647	10.9	October 27, 2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10.33+	Form of Grant Agreement for August 1, 2017 grants of NQSOs to employees under the 2010 Plan	10-K	001-05647	10.55	February 25, 2021
10.34+	Form of Grant Agreement for July 31, 2020 grants of NQSOs to employees under the 2010 Plan	10-K	001-05647	10.56	February 25, 2021
10.35+	Form of Grant Agreement for grants of RSUs to Non-Employee Directors under the 2010 Plan	10-Q	001-05647	10.1	July 28, 2016
10.36+	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based restricted stock units ("Performance Units") to senior executives under the 2010 Plan	10-K	001-05647	10.59	February 25, 2021
10.37+	Form of Grant Agreement for grants of Performance Units to participants in the Mattel, Inc. Executive Severance Plan B under the 2010 Plan	10-K	001-05647	10.60	February 25, 2021
10.38+	Form of Grant Agreement for Performance-Based Restricted Stock Units for Ynon Kreiz under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan	8-K	001-05647	10.1	September 13, 2024
19.1	Mattel, Inc. Insider Trading Policy	10-K	001-05647	19.1	February 26, 2025
21.0*	Subsidiaries of the Registrant as of December 31, 2025
23.0*	Consent of Independent Registered Public Accounting Firm
24.0*	Power of Attorney (see signature page of this Annual Report on Form 10-K)
31.0*	Certification of Principal Executive Officer dated February 23, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer dated February 23, 2026, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**
Certification of Principal Executive Officer and Principal Financial Officer dated February 23, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.0	Mattel, Inc. Rule 10D-1 Compensation Recovery Policy	10-K	001-05647	97.0	February 26, 2025
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from Mattel's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (embedded within the Inline XBRL Document)
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

MATTEL, INC. Registrant
By:	/s/ PAUL RUH
Paul Ruh Chief Financial Officer
Date: February 23, 2026

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

Signature	Title	Date

/S/ YNON KREIZ	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2026
Ynon Kreiz

/S/ PAUL RUH	Chief Financial Officer (Principal Financial Officer)	February 23, 2026
Paul Ruh

/S/ YOON HUGH	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2026
Yoon Hugh

/S/ ADRIANA CISNEROS	Director	February 23, 2026
Adriana Cisneros

/S/ DIANA FERGUSON	Director	February 23, 2026
Diana Ferguson

/S/ JULIUS GENACHOWSKI	Director	February 23, 2026
Julius Genachowski

/S/ PROF. NOREENA HERTZ	Director	February 23, 2026
Prof. Noreena Hertz

/S/ SOREN LAURSEN	Director	February 23, 2026
Soren Laursen

/S/ ROGER LYNCH	Director	February 23, 2026
Roger Lynch

/S/ DOMINIC NG	Director	February 23, 2026
Dominic Ng

/S/ DR. JUDY OLIAN	Director	February 23, 2026
Dr. Judy Olian

/S/ DAWN OSTROFF	Director	February 23, 2026
Dawn Ostroff

SCHEDULE II

MATTEL, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

	Balance at Beginning of Year	Additions (Reductions) Charged to Operations		Net Deductions and Other		Balance at End of Year
	(In thousands)
Allowance for Credit Losses:
Year Ended December 31, 2025	$8,214	$9,807		$(638)	(a)	$17,383
Year Ended December 31, 2024	8,751	2,940		(3,477)	(a)	8,214
Year Ended December 31, 2023	27,603	(1,502)		(17,350)	(a)	8,751
Income Tax Valuation Allowances:
Year Ended December 31, 2025	$97,661	$7,063	(b)	$(4,270)	(c)	$100,454
Year Ended December 31, 2024	85,352	19,876	(b)	(7,567)	(c)	97,661
Year Ended December 31, 2023	89,841	215,915	(b)	(220,404)	(c)	85,352
(a)Includes write-offs, recoveries of previous write-offs, probable insurance recoveries, and currency translation adjustments.
(b)For the year ended December 31, 2025, the additions primarily represent the establishment of a valuation allowance of $3.1 million on certain U.S. federal and state and foreign deferred tax assets during the fourth quarter of 2025 related to deferred tax assets without benefit. For the year ended December 31, 2024, the additions primarily represent the establishment of a valuation allowance of $14.2 million on certain foreign deferred tax assets during the fourth quarter of 2024 related to losses without benefit. For the year ended December 31, 2023, the additions primarily represent the establishment of a valuation allowance of $212.4 million on certain foreign deferred tax assets during the third quarter of 2023 resulting from the intragroup transfer of certain IP rights and increases related to losses and credits without benefit. See Item 8 "Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements – Income Taxes" for additional details.
(c)For the year ended December 31, 2025, the deductions primarily related to projected utilization of loss carryforwards and credits. For the year ended December 31, 2024, the deductions primarily related to projected utilization of loss carryforwards and credits and the reversal of the valuation allowances on certain state and foreign deferred tax assets. For the year ended December 31, 2023, the deductions primarily represent the subsequent write-off of the $212.4 million of foreign deferred tax assets that were reserved for in the third quarter of 2023 and projected utilization of loss carryforwards. See Item 8 "Financial Statements and Supplementary Data – Note 16 to the Consolidated Financial Statements – Income Taxes" for additional details.