Form 10-Q
period 2026-03-31
MATTEL INC /DE/
filed 2026-05-01
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of April 21, 2026: 290.6 million shares.

MATTEL, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or by their nature are uncertain and include statements regarding Mattel's plans for future periods and other future events. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors or combination of factors, many of which are beyond Mattel's control, may cause actual results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products in a timely and cost-effective manner; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs, transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which, coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products; (xiv) the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties; (xv) the ability to successfully develop, publish and commercialize digital games; (xvi) the ability to attract and retain talented employees and adapt to evolving workplace models; (xvii) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xviii) tariffs, trade restrictions, or trade barriers, which depending on the effective date and duration of such measures, changes in the amount, scope, and nature of such measures in the future, any countermeasures that the target countries may take, and any mitigating actions that may become available, could increase Mattel's product costs and other costs of doing business, and other changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, trade policies, product safety, or sustainability, which may also increase Mattel's product costs and other costs of doing business, and in each case reduce Mattel's earnings and liquidity; (xix) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities, such as the conflict in the Middle East, terrorist activities, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xx) failure to realize the planned benefits from any investments or acquisitions made by Mattel; (xxi) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xxii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xxiii) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxiv) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence; (xxv) the potential impact of the development, use, and integration of artificial intelligence and machine learning technologies in Mattel's business and products; (xxvi) the sufficiency of additional controls and procedures that Mattel has implemented to remediate the prior material weakness in Mattel's internal control over financial reporting, additional material weaknesses or other deficiencies in the future, or the failure to maintain an effective system of internal control; and (xxvii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"), and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025	December 31, 2025
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$866,004	$1,243,696	$1,242,927
Accounts receivable, net of allowances for credit losses of $9.5 million, $7.9 million, and $17.4 million, respectively	686,661	633,310	1,097,604
Inventories	676,885	658,420	563,142
Prepaid expenses and other current assets	262,499	251,097	227,116
Total current assets	2,492,049	2,786,523	3,130,789
Noncurrent Assets
Property, plant, and equipment, net	620,651	515,890	590,015
Right-of-use assets, net	314,023	315,818	319,548
Goodwill	1,583,942	1,385,063	1,390,169
Deferred income tax assets	332,490	304,059	312,913
Identifiable intangible assets, net	486,269	355,902	337,105
Other noncurrent assets	500,211	543,185	559,843
Total Assets	$6,329,635	$6,206,440	$6,640,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$373,253	$318,315	$555,403
Accrued liabilities	821,108	813,422	872,928
Income taxes payable	16,258	15,047	29,851
Total current liabilities	1,210,619	1,146,784	1,458,182
Noncurrent Liabilities
Long-term debt	2,332,793	2,335,442	2,331,675
Noncurrent lease liabilities	262,829	263,993	268,351
Other noncurrent liabilities	416,952	330,641	349,126
Total noncurrent liabilities	3,012,574	2,930,076	2,949,152
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,775,411	1,792,404	1,787,790
Treasury stock at cost: 150.8 million shares, 118.5 million shares, and 140.0 million shares, respectively	(3,289,544)	(2,721,165)	(3,107,007)
Retained earnings	4,062,492	3,563,559	4,001,462
Accumulated other comprehensive loss	(883,286)	(946,587)	(890,566)
Total stockholders' equity	2,106,442	2,129,580	2,233,048
Total Liabilities and Stockholders' Equity	$6,329,635	$6,206,440	$6,640,382
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited; in thousands, except per share amounts)
Net Sales	$862,171	$826,629
Cost of sales	475,391	418,533
Gross Profit	386,780	408,096
Advertising and promotion expenses	92,854	70,198
Other selling and administrative expenses	396,606	390,878
Operating Loss	(102,680)	(52,980)
Interest expense	31,083	29,234
Interest (income)	(10,652)	(15,952)
Other non-operating (income) expense, net	(148,098)	13,040
Income (loss) Before Income Taxes	24,987	(79,302)
(Benefit) from income taxes	(32,450)	(30,565)
(Income) from equity method investments	(3,593)	(8,418)
Net Income (Loss)	$61,030	$(40,319)
Net Income (Loss) Per Common Share - Basic	$0.21	$(0.12)
Weighted-average number of common shares	297,493	327,493
Net Income (Loss) Per Common Share - Diluted	$0.20	$(0.12)
Weighted-average number of common and potential common shares	300,968	327,493
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited; in thousands)
Net Income (Loss)	$61,030	$(40,319)
Other Comprehensive Income, Net of Tax
Currency translation adjustments	(3,237)	53,618
Employee benefit plan adjustments	1,567	1,285
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	7,129	(9,223)
Reclassification adjustments included in net income	1,821	2,185
	8,950	(7,038)
Other Comprehensive Income, Net of Tax	7,280	47,865
Comprehensive Income	$68,310	$7,546

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$61,030	$(40,319)
Adjustments to reconcile net income (loss) to net cash flows (used for) provided by operating activities:
Depreciation	33,685	34,016
Amortization of intangible assets	10,274	7,769
Share-based compensation	12,981	19,904
Inventory obsolescence	5,970	9,032
Deferred income taxes	(8,062)	(13,100)
Income from equity method investments	(3,593)	(8,418)
Content assets amortization	4,022	18,541
(Gain) on remeasurement of previously held equity interest	(147,940)	—
Changes in assets and liabilities:
Accounts receivable, net	431,909	378,936
Inventories	(128,386)	(149,910)
Prepaid expenses and other current assets	(45,970)	(22,727)
Accounts payable, accrued liabilities, and income taxes payable	(306,538)	(181,076)
Content assets spend	(3,690)	(2,733)
Other, net	61,365	(25,101)
Net cash flows (used for) provided by operating activities	(22,943)	24,814
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(20,226)	(15,371)
Purchases of other property, plant, and equipment	(44,883)	(20,823)
Payments for acquisitions, net of cash acquired	(74,844)	—
Other, net	(3,659)	4,872
Net cash flows used for investing activities	(143,612)	(31,322)
Cash Flows From Financing Activities:
Share repurchases	(200,000)	(160,000)
Tax withholdings for share-based compensation	(9,548)	(2,208)
Proceeds from stock option exercises	3,368	1,668
Other, net	(2,110)	(1,378)
Net cash flows used for financing activities	(208,290)	(161,918)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(2,078)	24,214
Change in Cash and Equivalents	(376,923)	(144,212)
Cash and Equivalents at Beginning of Period	1,242,927	1,387,908
Cash and Equivalents at End of Period	$866,004	$1,243,696
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2025	$441,369	$1,787,790	$(3,107,007)	$4,001,462	$(890,566)	$2,233,048
Net income	—	—	—	61,030	—	61,030
Other comprehensive income, net of tax	—	—	—	—	7,280	7,280
Share repurchases	—	—	(201,656)	—	—	(201,656)
Issuance of treasury stock for stock option exercises	—	(2,175)	5,543	—	—	3,368
Issuance of treasury stock for restricted stock units vesting	—	(23,118)	13,546	—	—	(9,572)
Deferred compensation	—	(67)	30	—	—	(37)
Share-based compensation	—	12,981	—	—	—	12,981
Balance, March 31, 2026	$441,369	$1,775,411	$(3,289,544)	$4,062,492	$(883,286)	$2,106,442

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2024	$441,369	$1,780,259	$(2,566,929)	$3,603,878	$(994,452)	$2,264,125
Net loss	—	—	—	(40,319)	—	(40,319)
Other comprehensive income, net of tax	—	—	—	—	47,865	47,865
Share repurchases	—	—	(161,440)	—	—	(161,440)
Issuance of treasury stock for stock option exercises	—	(1,151)	2,819	—	—	1,668
Issuance of treasury stock for restricted stock units vesting	—	(6,535)	4,312	—	—	(2,223)
Deferred compensation	—	(73)	73	—	—	—
Share-based compensation	—	19,904	—	—	—	19,904
Balance, March 31, 2025	$441,369	$1,792,404	$(2,721,165)	$3,563,559	$(946,587)	$2,129,580
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
The December 31, 2025 balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the consolidated financial statements do not include all of the annual disclosures required by GAAP. As Mattel's business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The financial information included herein should be read in conjunction with Mattel's consolidated financial statements and related notes in the 2025 Annual Report on Form 10-K.
Certain prior period amounts have been reclassified to conform to the current period presentation.
2.     Business Combination
On March 2, 2026 (the "Acquisition Date"), Mattel acquired the remaining 50% equity interest in Mattel163 Limited ("Mattel163"), a mobile games studio, from its previous joint venture partner, NetEase Hong Kong Digital Interactive Limited. As a result of the transaction, Mattel163 became a wholly owned subsidiary of Mattel, and its financial results subsequent to the Acquisition Date are included in Mattel's consolidated financial statements.
The acquisition of Mattel163 is expected to advance Mattel's digital games business and is expected to add development, publishing, and digital customer acquisition expertise. Mattel expects to leverage Mattel163 capabilities to increase its mobile games output and enhance alignment with the broader Mattel product roadmap.
The estimated enterprise fair value at the Acquisition Date was $357.2 million. The purchase price for the remaining 50% equity interest was $178.6 million, including working capital and other adjustments, and is subject to customary post-closing adjustments. The purchase price is comprised of cash consideration, a portion of which is a holdback payable following the Acquisition Date.
The transaction was accounted for as a business combination under the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations. Since Mattel held a 50% equity interest in Mattel163 immediately prior to the Acquisition Date and accounted for that investment under the equity method, Mattel remeasured its previously held equity interest to the estimated fair value of $178.6 million as of the Acquisition Date and recognized a gain of $147.9 million in other non-operating income, net in the consolidated statement of operations for the three months ended March 31, 2026.
The fair value of Mattel's previously held equity interest was estimated using an income approach and incorporates significant unobservable inputs (Level 3), including projected future cash flows, long-term revenue growth rates, royalty rates, and discount rates.

Mattel allocated the purchase price to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The following table summarizes the preliminary allocation of the purchase price.

(In thousands)
Cash and equivalents	$87,852
Accounts receivable, net of allowances for credit losses	22,510
Other tangible assets	37,926
Identifiable intangible assets, net	161,190
Accounts payable and other current liabilities	(37,411)
Deferred income	(48,439)
Other noncurrent liabilities	(62,256)
Total identifiable net assets	161,372
Goodwill	195,820
Identifiable intangible assets consist of developed technology of $126.7 million with an estimated weighted-average useful life of 8.6 years, customer relationships of $27.9 million with an estimated weighted-average useful life of 2.8 years, and internally developed software of $6.6 million with an estimated useful life of 5.0 years, for a total of $161.2 million with an estimated weighted-average useful life of 8.1 years. The fair value of developed technology and customer relationships was determined using an income approach, and the fair value of internally developed software was determined using a cost approach. Each valuation methodology incorporates significant unobservable inputs (Level 3), including projected future cash flows, long-term revenue growth rates, projected technology obsolescence, royalty rates, and discount rates.
The excess of the purchase price over the preliminary fair value of the net identifiable assets acquired was recorded as goodwill. The goodwill recognized was primarily attributable to the assembled workforce and strategic benefits that are expected to be achieved. Approximately $39 million of the goodwill that is recognized is expected to be deductible for income tax purposes.
The fair values assigned to assets acquired and liabilities assumed are preliminary and subject to change as additional information becomes available during the measurement period, which may extend up to one year from the Acquisition Date. Mattel is continuing to finalize the valuation of certain assets and liabilities, and adjustments to the preliminary values recorded may result in a corresponding adjustment to goodwill.
During the three months ended March 31, 2026, Mattel recognized approximately $2 million of acquisition-related expenses, including professional fees and integration expenses, which were recorded within other selling and administrative expenses. In addition, Mattel recognized approximately $7 million of expense related to the settlement of a pre-existing relationship between Mattel and Mattel163, which was accounted for separately from the business combination and recorded within other selling and administrative expenses.
Pro forma and actual results of operations for this acquisition have not been presented because they are not material.
3.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $9.5 million, $7.9 million, and $17.4 million as of March 31, 2026, March 31, 2025, and December 31, 2025, respectively.
4.     Inventories
Inventories included the following:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Raw materials and work in process	$112,995	$110,617	$96,363
Finished goods	563,890	547,803	466,779
	$676,885	$658,420	$563,142

5.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Land	$48,346	$42,558	$48,729
Buildings	378,045	352,744	372,966
Machinery and equipment	616,797	614,004	615,125
Software	230,279	234,823	229,408
Tools, dies, and molds	476,136	486,670	471,651
Leasehold improvements	108,672	107,924	109,261
Construction in progress	117,079	61,065	93,337
	1,975,354	1,899,788	1,940,477
Less: accumulated depreciation	(1,354,703)	(1,383,898)	(1,350,462)
	$620,651	$515,890	$590,015
Purchases of property, plant, and equipment within the consolidated statement of cash flows were adjusted for unpaid balances of $54.5 million, $18.6 million, and $50.2 million as of March 31, 2026, March 31, 2025, and December 31, 2025, respectively.
6.     Goodwill and Identifiable Intangible Assets, Net
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
The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2026 is shown below. Mattel recognized additions to goodwill of approximately $196 million during the three months ended March 31, 2026 related to the acquisition of Mattel163. Brand-specific goodwill held by foreign subsidiaries is allocated to Mattel's reporting units based on the reporting unit selling those brands, thereby causing foreign currency translation impact.

	December 31, 2025	Acquisition	Currency Exchange Rate Impact	March 31, 2026
	(In thousands)
North America	$735,207	$125,324	$(577)	$859,954
International	447,391	70,496	(1,470)	516,417
American Girl	207,571	—	—	207,571
	$1,390,169	$195,820	$(2,047)	$1,583,942
Identifiable Intangible Assets, Net

Mattel's identifiable intangible assets, net consisted of the following:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Identifiable intangible assets	$966,800	$803,872	$808,830
Less: accumulated amortization	(480,531)	(447,970)	(471,725)
	$486,269	$355,902	$337,105
Mattel's amortizable identifiable intangible assets primarily consist of trademarks, trade names, and developed technology. Mattel recognized additions to amortizable identifiable intangible assets of approximately $161 million during the three months ended March 31, 2026 related to the acquisition of Mattel163. Mattel tests its amortizable identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Mattel's amortizable intangible assets were not impaired during the three months ended March 31, 2026 and 2025.
7.     Accrued Liabilities
Accrued liabilities included the following:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Deferred income	$113,626	$49,787	$56,335
Incentive compensation	109,330	166,016	90,685
Lease liabilities	79,894	80,808	83,242
Advertising and promotion	47,587	54,505	90,369
Royalties	38,586	55,174	90,828
8.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers is consistent, regardless of whether the suppliers participate in the supplier finance program, and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of each of March 31, 2026, March 31, 2025, and December 31, 2025 were $98.5 million, $69.7 million, and $86.7 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.

9.     Seasonal Financing
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
The Credit Agreement contains customary covenants, including, but not limited to, (a) restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions and (b) the requirement that the obligations of Mattel under the Credit Facility be guaranteed by any existing or future direct or indirect domestic subsidiary of Mattel that guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million, subject to certain customary exceptions. As of March 31, 2026, no subsidiaries of Mattel were required to guarantee the Credit Facility.
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
As of March 31, 2026, Mattel was in compliance with all covenants contained in the Credit Agreement. Mattel had no borrowings outstanding under the Credit Facility and no other short-term borrowings outstanding as of March 31, 2026, March 31, 2025, and December 31, 2025. Outstanding letters of credit under the Credit Facility totaled approximately $9 million as of March 31, 2026, March 31, 2025, and December 31, 2025.
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
Long-term debt included the following:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	—	600,000	—
2021 Senior Notes due April 2029	600,000	600,000	600,000
2025 Senior Notes due November 2030	600,000	—	600,000
Debt issuance costs and debt discount	(17,207)	(14,558)	(18,325)
	2,332,793	2,335,442	2,331,675
Less: current portion	—	—	—
Total long-term debt	$2,332,793	$2,335,442	$2,331,675
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
As of April 2026, Mattel has maintained credit ratings with Fitch of BBB- with a stable outlook, S&P of BBB with a stable outlook, and Moody's of Baa3 with a stable outlook. As a result of the current credit ratings and no events of default, the covenants limiting Mattel's ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel's ability to merge or consolidate, or sell, transfer, or otherwise dispose of substantially all of its assets and designate future guarantors, are suspended. If Mattel ceases to have credit ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events.

11.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended March 31, 2026
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2025	$(16,716)	$(126,212)	$(747,638)	$(890,566)
Other comprehensive income (loss) before reclassifications	7,129	754	(5,954)	1,929
Amounts reclassified from accumulated other comprehensive income (loss)	1,821	813	2,717	5,351
Net change in other comprehensive income (loss)	8,950	1,567	(3,237)	7,280
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2026	$(7,766)	$(124,645)	$(750,875)	$(883,286)

	For the Three Months Ended March 31, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$(139,663)	$(869,096)	$(994,452)
Other comprehensive income (loss) before reclassifications	(9,223)	37	53,618	44,432
Amounts reclassified from accumulated other comprehensive income (loss)	2,185	1,248	—	3,433
Net change in other comprehensive income (loss)	(7,038)	1,285	53,618	47,865
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2025	$7,269	$(138,378)	$(815,478)	$(946,587)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Loss on foreign currency forward exchange and other contracts	$(1,852)	$(2,188)	Cost of sales
Tax effect	31	3	Provision/benefit from income taxes
	$(1,821)	$(2,185)	Net income/loss
Employee Benefit Plans:
Amortization of prior service (cost) credit (a)	$(50)	$450	Other non-operating income/expense, net
Recognized actuarial loss (a)	(2,041)	(2,092)	Other non-operating income/expense, net
	(2,091)	(1,642)
Tax effect	1,278	394	Provision/benefit from income taxes
	$(813)	$(1,248)	Net income/loss
(a)The amortization of prior service (cost) credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the three months ended March 31, 2026, currency translation adjustments, before reclassification, resulted in a net loss of $6.0 million, primarily due to the general strengthening of the U.S. dollar against key currencies, including the British pound sterling. In connection with the acquisition of Mattel163, $2.7 million of accumulated currency translation losses related to Mattel's previously held equity interest were recognized in other non-operating (income) expense, net within the consolidated statement of operations.
During the three months ended March 31, 2025, currency translation adjustments resulted in a net gain of $53.6 million, primarily due to the weakening of the U.S. dollar against the Russian ruble and British pound sterling.
12.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Statements of Operations Classification
	(In thousands)
Currency transaction (losses) gains, net	$(4,573)	$930	Operating income/expense
Currency transaction gains (losses), net	702	(10,435)	Other non-operating income/expense, net
Currency transaction (losses), net	$(3,871)	$(9,505)

13.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of March 31, 2026, March 31, 2025, and December 31, 2025, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $966 million, $881 million, and $677 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		March 31, 2026	March 31, 2025	December 31, 2025
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$4,554	$7,423	$854
Foreign currency forward exchange and other contracts	Other noncurrent assets	2,340	553	15
Total Derivatives Designated as Hedging Instruments		$6,894	$7,976	$869
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,083	$586	$469
Total Derivatives Not Designated as Hedging Instruments		$1,083	$586	$469
		$7,977	$8,562	$1,338

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		March 31, 2026	March 31, 2025	December 31, 2025
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$8,757	$3,749	$14,781
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	168	905	1,257
Total Derivatives Designated as Hedging Instruments		$8,925	$4,654	$16,038
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,357	$1,438	$295
Total Derivatives Not Designated as Hedging Instruments		$1,357	$1,438	$295
		$10,282	$6,092	$16,333

The following table presents the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	March 31, 2026	March 31, 2025	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains (losses) recognized in OCI	$7,129	$(9,223)
Amount of (losses) reclassified from accumulated OCI to the consolidated statements of operations	(1,821)	(2,185)	Cost of sales
The gains and losses reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three months ended March 31, 2026 and 2025 were offset by the recognition of the underlying hedged transactions.
As of March 31, 2026, approximately $6 million of net losses reported within other accumulated comprehensive loss are expected to be reclassified into the consolidated statements of operations within the next twelve months.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	March 31, 2026	March 31, 2025	Statements of Operations Classification
	(In thousands)
Amount of Net (Losses) Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$(4,424)	$1,869	Other non-operating income/expense, net
The net (losses) gains recognized in the consolidated statements of operations during the three months ended March 31, 2026 and March 31, 2025 were offset by foreign currency transaction gains and losses on the related derivative balances.
14.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of March 31, 2026, March 31, 2025, and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$7,977	$—	$7,977
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$10,282	$—	$10,282

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$8,562	$—	$8,562
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$6,092	$—	$6,092

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$1,338	$—	$1,338
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$16,333	$—	$16,333
(a)The fair value of the foreign currency forward exchange and other contracts was based on dealer quotes of market forward rates and reflects the amount that Mattel would receive or pay at their maturity dates for contracts involving the same notional amounts, currencies, and maturity dates.
Other Financial Instruments
Mattel's financial instruments included cash and equivalents, accounts receivable and payable, accrued liabilities, short-term borrowings, and long-term debt. The fair values of these instruments, excluding long-term debt, approximate their carrying amounts because of their short-term nature. Cash and equivalents were classified as Level 1, and all other financial instruments were classified as Level 2 within the fair value hierarchy.
The estimated fair value of Mattel's long-term debt was $2.29 billion (compared to a carrying amount of $2.35 billion) as of March 31, 2026, $2.28 billion (compared to a carrying amount of $2.35 billion) as of March 31, 2025, and $2.32 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2025. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.

15.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands, except per share amounts)
Basic:
Net income (loss)	$61,030	$(40,319)
Weighted-average number of common shares	297,493	327,493
Basic net income (loss) per common share	$0.21	$(0.12)

Diluted:
Net income (loss)	$61,030	$(40,319)
Weighted-average number of common shares	297,493	327,493
Dilutive share-based awards (a)	3,475	—
Weighted-average number of common and potential common shares	300,968	327,493
Diluted net income (loss) per common share	$0.20	$(0.12)
(a)For the three months ended March 31, 2026, share-based awards totaling 4.5 million were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. Mattel was in a net loss position for the three months ended March 31, 2025, and, accordingly, all outstanding share-based awards totaling 9.3 million were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.
16.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2025 Annual Report on Form 10-K.
The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Service cost	$925	$830
Interest cost	4,715	5,080
Expected return on plan assets	(3,629)	(4,369)
Amortization of prior service cost	50	49
Recognized actuarial loss	2,119	2,165
Net periodic benefit cost	$4,180	$3,755

The components of Mattel's net periodic benefit credit for postretirement benefit plans were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Interest cost	$26	$36
Amortization of prior service credit	—	(499)
Recognized actuarial gain	(78)	(73)
Net periodic benefit credit	$(52)	$(536)

Mattel's service cost component is recorded within operating loss while other components of net periodic benefit costs for defined benefit pension and postretirement benefit plans are recorded within other non-operating (income) expense, net.
During the three months ended March 31, 2026, Mattel made cash contributions totaling approximately $1 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2026, Mattel expects to make additional cash contributions of approximately $13 million.
17.     Share-Based Payments
Mattel has various stock compensation plans, which are described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Share-Based Payments" in the 2025 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than ten years from the grant date. Stock options, RSUs, and performance awards related to Mattel's long-term incentive program generally provide for vesting over, or at the end of, a period of three years from the grant date.
On May 21, 2025, annual performance awards were granted to officers and key employees of Mattel under the Long-Term Incentive Program ("LTIP") for 2025-2027. Under the 2025-2027 LTIP, shares of Mattel's common stock may be earned based on Mattel's relative Total Shareholder Return ("relative TSR") over the three-year performance measurement period. Performance awards previously granted under Mattel's LTIP may be earned based on Mattel's performance against three-year cumulative Adjusted Free Cash Flow targets, with the final payout subject to modification based on Mattel's relative TSR over the same periods. The actual number of shares earned under both the 2025-2027 LTIP and prior LTIP awards may range from 0% to 200% of the target award, depending on performance against the applicable metrics.
Compensation expenses related to stock options, RSUs, and performance awards, were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Stock option compensation expense	$306	$578
RSU compensation expense	12,183	13,487
Performance award compensation expense	492	5,839
	$12,981	$19,904
As of March 31, 2026, total unrecognized compensation expense related to unvested share-based payments totaled $89.3 million and is expected to be recognized over a weighted-average period of 2.0 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $3.4 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

18.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Design and development (a)	$59,937	$46,793
Identifiable intangible asset amortization	8,962	7,769
(a)Design and development included incentive and equity compensation expenses totaling approximately $6 million during the three months ended March 31, 2026. During the three months ended March 31, 2025, incentive and equity compensation expenses were not included in design and development and were not material.
19.     Restructuring Charges
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Cost of sales (a)	$661	$1,621
Other selling and administrative expenses (b)	15,507	17,760
	$16,168	$19,381
(a)Severance and other restructuring charges recorded within cost of sales in the consolidated statements of operations are included in segment income in "Note 22 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring charges recorded within other selling and administrative expenses in the consolidated statements of operations are included in unallocated corporate and other operating expenses in "Note 22 to the Consolidated Financial Statements—Segment Information."
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2025	Charges	Payments/Utilization	Liability at March 31, 2026
	(In thousands)
Severance	$16,590	$15,371	$(7,411)	$24,550
Other restructuring charges (a)	67	797	(839)	25
	$16,657	$16,168	$(8,250)	$24,575

	Liability at December 31, 2024	Charges	Payments/Utilization	Liability at March 31, 2025
	(In thousands)
Severance	$32,661	$17,744	$(5,354)	$45,051
Other restructuring charges (a)	10	1,637	(1,635)	12
	$32,671	$19,381	$(6,989)	$45,063
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing and distribution facilities.
As of March 31, 2026, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $132 million, which included approximately $25 million of severance charges recorded within other selling and administrative expenses during 2023. Cumulative other restructuring charges include approximately $5 million of non-cash charges. Total cash expenditures are expected to be up to $140 million, and total non-cash charges are expected to be approximately $5 million.
20.     Income Taxes
Mattel's benefit from income taxes was $32.5 million for the three months ended March 31, 2026, compared to $30.6 million for the three months ended March 31, 2025. The increase in benefit from income taxes was driven by a higher net loss from continuing operations before income taxes, excluding the impact of the gain recognized on the acquisition of Mattel163, partially offset by the lower net discrete income tax benefits in the first three months of 2026. Mattel recognized a net discrete income tax benefit of $4.6 million during the three months ended March 31, 2026, primarily related to previously unrecognized tax benefits, partially offset by a discrete tax expense related to the acquisition of Mattel163. Mattel recognized a net discrete tax benefit of $11.4 million during the three months ended March 31, 2025, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three months ended March 31, 2026, there were no material changes to Mattel's valuation allowance.
On July 4, 2025, H.R.1- the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Mattel has evaluated the OBBBA provisions that have been enacted and has included the related impact in the provision for income taxes for the three months ended March 31, 2026.
21.     Contingencies
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

In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of March 31, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
One products liability lawsuit filed in April 2023 remains pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Fisher-Price Rock 'n Play Sleeper (the "Sleeper") caused the fatality of a child. More than sixty other lawsuits have been settled and/or dismissed.
The remaining lawsuit seeks compensatory damages, punitive damages, attorneys' fees, costs, and interest. Mattel believes that it has substantial defenses to the allegations made and intends to vigorously defend against them. As of March 31, 2026, Mattel assessed its probable loss related to the matter and has accrued an estimated liability, which is not material.
Insurance Litigation
On January 6, 2023, Mattel, Inc. and Fisher-Price, Inc. filed a lawsuit against their products liability insurers in the Superior Court of the State of Delaware seeking a declaratory judgment regarding the obligations of the insurers to defend and indemnify Mattel for the Sleeper products liability lawsuits. On March 28, 2025 and June 2, 2025, the court issued summary judgment rulings which determined, among other things, that the Sleeper products liability claims constitute a single occurrence under Mattel's insurance policies, and that each claim is allocated to the policy year in which the incident occurred. In February 2026, the parties entered into a stipulation, which the court subsequently entered, permitting an immediate appeal to the Delaware Supreme Court of the issues decided to date. As of March 31, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
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
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys' fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and, to the extent the settlement is not finalized or approved, intends to vigorously defend against them. As of March 31, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
U.S. Tariff Matter
In February 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized. Following that ruling, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although the CIT immediately suspended the order while CBP develops and implements the refund process. The IEEPA tariffs and related refund framework remain subject to ongoing litigation, including potential appeals, as well as regulatory and administrative developments. Accordingly, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain. Any potential recovery of IEEPA tariffs represents a loss recovery. As of March 31, 2026, Mattel has not recognized any receivable or loss recovery related to potential refunds of IEEPA tariffs because the realization of any recovery is dependent on future events, and Mattel cannot conclude that recovery is probable or reasonably estimable as of the date of this quarterly report; however, it is reasonably possible that the potential refunds of IEEPA tariffs could be material.

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
Mattel's reportable segments are aligned to the structure used by its Chief Executive Officer, who is also the Chief Operating Decision Maker ("CODM"), to allocate resources and assess performance. Mattel's CODM evaluates segment performance based on each segment's income. The CODM also uses this metric in the annual budgeting and quarterly forecasting process to inform decisions about allocating capital and other resources to each segment.
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

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
North America Segment:
Net sales	$475,144	$491,365
Less:
Cost of sales (a)	266,582	256,293
Advertising and promotion expenses	48,452	38,586
Other selling and administrative expenses	125,617	113,415
North America segment expenses	440,651	408,294
North America segment income	$34,493	$83,071

International Segment:
Net sales	$387,027	$335,264
Less:
Cost of sales (a)	202,733	175,522
Advertising and promotion expenses	44,401	31,612
Other selling and administrative expenses	120,022	104,810
International segment expenses	367,156	311,944
International segment income	$19,871	$23,320

Total Reportable Segments:
Net sales	$862,171	$826,629
Less:
Total segment expenses	807,807	720,238
Total segment income	$54,364	$106,391
(a)Cost of sales included severance and other restructuring charges of approximately $1 million and $2 million for the three months ended March 31, 2026 and March 31, 2025, respectively, which was allocated to the North America and International segments.

The following table is a reconciliation of segment income to income (loss) before income taxes for the periods indicated:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Total segment income	$54,364	$106,391
Unallocated corporate and other operating expenses (a)	157,044	159,371
Total operating loss	(102,680)	(52,980)
Interest expense	31,083	29,234
Interest (income)	(10,652)	(15,952)
Other non-operating (income) expense, net	(148,098)	13,040
Income (loss) before income taxes	$24,987	$(79,302)
(a)Unallocated corporate and other operating expenses included 1) incentive compensation expense of approximately $24 million for each of the three months ended March 31, 2026 and March 31, 2025, respectively, 2) equity compensation expense of approximately $13 million and $20 million for the three months ended March 31, 2026 and March 31, 2025, respectively, and 3) severance and other restructuring charges of approximately $17 million and $21 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The following tables present information regarding depreciation and amortization by segment, as well as assets by segment.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Depreciation and Amortization by Segment
North America	$23,594	$22,873
International	15,374	13,860
	38,968	36,733
Corporate and other	4,991	5,052
Depreciation and amortization	$43,959	$41,785
Segment assets were comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Assets by Segment
North America	$640,663	$646,211	$810,153
International	613,177	519,192	760,346
	1,253,840	1,165,403	1,570,499
Corporate and other	109,706	126,327	90,247
Accounts receivable and inventories, net	$1,363,546	$1,291,730	$1,660,746

Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In thousands)
Net Sales by Geographic Area
North America	$475,144	$491,365
International
EMEA	231,536	197,105
Latin America	74,180	64,601
Asia Pacific	81,311	73,558
Total International	387,027	335,264
Net sales	$862,171	$826,629

23.     New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides the option to apply a practical expedient to address implementation challenges related to the estimation of expected credit losses for current accounts receivable and current assets arising from transactions accounted for under revenue recognition (Topic 606) and assets acquired through business combinations. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the life of these assets when developing forecasts. The guidance allows entities to bypass the requirement to incorporate macro-economic data into their forecast when such data is not expected to materially affect the estimate. Mattel adopted the guidance in ASU 2025-05 effective January 1, 2026 prospectively and applied the practical expedient. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
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
Mattel is focused on the following brand-centric strategy to grow its intellectual property ("IP") driven play and family entertainment business:
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
•Scale digital play through mobile games self-publishing, Mattel163 mobile games studio, licensing, and creator platforms; and
•Optimize operations and leverage artificial intelligence across its systems and supply chain.
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
Recent Developments
Mattel's net sales in the first quarter of 2026 increased 4% compared to the first quarter of 2025. Gross margin declined to 44.9% in the first quarter of 2026 compared to 49.4% in the first quarter of 2025, due to the gross incremental cost of tariffs, unfavorable foreign exchange, and inflation. Gross margin benefited from mitigating actions to offset tariffs and realized savings from the Optimizing for Profitable Growth program (the "OPG program"), partially offset by other factors.
Mattel continued to progress its strategy to grow its IP driven play and family entertainment business as Mattel completed its acquisition of full ownership of Mattel163 Limited mobile games studio ("Mattel163"), on March 2, 2026 (the "Acquisition Date"). The Mattel163 acquisition is expected to advance Mattel’s digital games business and add development, publishing, and digital customer acquisition expertise. The purchase price for the remaining 50% equity interest was $178.6 million, including working capital and other adjustments, and is subject to customary post-closing adjustments. Since Mattel held a 50% equity interest in Mattel163 immediately prior to the Acquisition Date and accounted for that investment under the equity method, Mattel remeasured its prior equity interest to the estimated fair value of $178.6 million as of the Acquisition Date and recognized a gain of $147.9 million in other non-operating income, net in the consolidated statement of operations during the three months ended March 31, 2026. Mattel now owns 100% of Mattel163 and began consolidating its financial results in Mattel's consolidated financial statements following the Acquisition Date.
Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. On February 20, 2026, the U.S. Supreme Court issued a ruling that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized. Following that ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although the Court immediately suspended the order while CBP develops and implements the refund process. The IEEPA tariffs and related refund framework remain subject to ongoing litigation, including potential appeals, as well as regulatory and administrative developments. Accordingly, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of various existing and newly announced or intended tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, suspended, or invalidated, and the impacts of such actions on Mattel's business. Mattel continues to monitor and evaluate these developments and assess their potential impact on Mattel’s business, financial condition, and results of operations.
Mattel is operating in an uncertain geopolitical and macro-economic environment with significant volatility that may impact consumer demand. To the extent the geopolitical or macro-economic environment worsens, including due to further developments in the Middle East or regulatory actions impacting global trade, it may have a material effect on Mattel's results of operations and financial condition. Refer to Part I, Item 1A "Risk Factors" in the 2025 Annual Report on Form 10-K for further discussion regarding potential impacts on Mattel's business.

Results of Operations—First Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the first quarter of 2026 and 2025:

	For the Three Months Ended				Year/Year Change
	March 31, 2026		March 31, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$862.2		$826.6		4%
Cost of sales	475.4	55.1%	418.5	50.6%	14%	450
Gross profit	386.8	44.9%	408.1	49.4%	-5%	(450)
Advertising and promotion expenses	92.9	10.8%	70.2	8.5%	32%	230
Other selling and administrative expenses	396.6	46.0%	390.9	47.3%	1%	(130)
Operating loss	(102.7)	-11.9%	(53.0)	-6.4%	94%	(550)
Interest expense	31.1	3.6%	29.2	3.5%	6%	10
Interest (income)	(10.7)	-1.2%	(16.0)	-1.9%	-33%	70
Other non-operating (income) expense, net	(148.1)		13.0
Income (loss) before income taxes	25.0	2.9%	(79.3)	-9.6%	N/M	N/M
(Benefit) income taxes	(32.4)		(30.6)
(Income) from equity method investments	(3.6)		(8.4)
Net income (loss)	$61.0	7.1%	$(40.3)	-4.9%	N/M	N/M
N/M - not meaningful
Sales
Net sales in the first quarter of 2026 were $862.2 million, an increase of $35.5 million, or 4%, as compared to $826.6 million in the first quarter of 2025. The increase in net sales was due to an increase in gross billings of $47.7 million, partially offset by an increase in sales adjustments of $12.2 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2026	March 31, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$271.6	$296.6	-8%	3%
Vehicles	361.5	308.5	17%	5%
Infant, Toddler, and Preschool	106.2	126.4	-16%	2%
Action Figures, Building Sets, Games, and Other	232.6	192.7	21%	3%
Gross Billings	$971.9	$924.2	5%	3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$146.1	$173.8	-16%	3%
Hot Wheels	314.4	268.8	17%	5%
Fisher-Price	79.5	90.1	-12%	3%
Other	431.9	391.5	10%	3%
Gross Billings	$971.9	$924.2	5%	3%
Gross billings were $971.9 million in the first quarter of 2026, an increase of $47.7 million, or 5%, as compared to $924.2 million in the first quarter of 2025, with a favorable impact from changes in currency exchange rates of three percentage points. The increase in gross billings was primarily due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool products.
Dolls gross billings decreased 8%, primarily due to lower billings of Barbie products.
Vehicles gross billings increased 17%, primarily due to higher billings of Hot Wheels products.
Infant, Toddler, and Preschool gross billings decreased 16%, of which 8% was due to lower billings of Fisher-Price products, 5% was due to lower billings of Preschool Entertainment products, and 2% was due to lower billings of Baby Gear and Power Wheels products, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Action Figures, Building Sets, Games, and Other gross billings increased 21%, of which 14% was due to higher billings of Games, which benefitted from the partial quarter contribution from Mattel163, 4% was due to higher billings of Action Figures products, and 3% was due to higher billings of Other products.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $109.7 million in the first quarter of 2026 from $97.5 million in the first quarter of 2025. Sales adjustments as a percentage of net sales increased to 12.7% in the first quarter of 2026, as compared to 11.8% in the first quarter of 2025, primarily due to a higher proportion of sales occurring in regions with higher average sales rates and a shift in sales channel mix resulting in a higher proportion of sales with higher average sales adjustment rates.

Cost of Sales
Cost of sales increased by $56.9 million, or 14%, to $475.4 million in the first quarter of 2026 from $418.5 million in the first quarter of 2025. Within cost of sales, product and other costs increased by $42.7 million, or 14%, to $353.0 million in the first quarter of 2026 from $310.3 million in the first quarter of 2025. Royalty expense increased by $7.8 million, or 18%, to $50.4 million in the first quarter of 2026 from $42.5 million in the first quarter of 2025. Freight and logistics expenses increased by $6.4 million, or 10%, to $72.1 million in the first quarter of 2026, as compared to $65.7 million in the first quarter of 2025.
Gross Margin
Gross margin decreased to 44.9% in the first quarter of 2026 from 49.4% in the first quarter of 2025. The decrease in gross margin was primarily due to gross incremental tariff costs of 240 basis points, unfavorable impact from foreign currency exchange of 140 basis points, and cost inflation of 90 basis points. Gross margin benefited by 20 basis points from mitigating actions to offset tariffs and realized savings from the OPG program, partially offset by other factors.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 10.8% in the first quarter of 2026, as compared to 8.5% in the first quarter of 2025. The increase in advertising and promotion expenses as a percentage of net sales was primarily due to increased advertising and promotion programs and the timing of holiday activations in the first quarter of 2026 compared to the first quarter of 2025.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $396.6 million, or 46.0% of net sales, in the first quarter of 2026, an increase of $5.7 million, as compared to $390.9 million, or 47.3% of net sales, in the first quarter of 2025. The increase in other selling and administrative expenses was primarily due to expenses incurred in connection with the acquisition of Mattel163 of approximately $9 million, and higher investments and other expenses of $27.7 million, partially offset by lower expenses related to inclined sleeper product recalls and related litigation of $18.3 million, realized savings from the OPG program of $13.2 million, and lower severance and restructuring charges of $4.9 million.
Interest Expense
Interest expense was $31.1 million in the first quarter of 2026, relatively flat as compared to $29.2 million in the first quarter of 2025.
Interest Income
Interest income decreased by $5.3 million to $10.7 million in the first quarter of 2026 from $16.0 million in the first quarter of 2025. The decrease was primarily due to lower average invested cash balances in the first quarter of 2026.
Other Non-Operating (Income)/Expense, Net
Other non-operating income increased by $161.1 million to $148.1 million in the first quarter of 2026 from an expense of $13.0 million in the first quarter of 2025, primarily driven by the gain recognized on Mattel's previously held equity interest in Mattel163. On March 2, 2026, Mattel acquired the remaining 50% equity interest in Mattel163. Prior to the acquisition of the remaining 50% equity interest in Mattel163, Mattel accounted for its investment under the equity method. Upon obtaining control, Mattel remeasured its previously held 50% equity interest to its estimated fair value as of the Acquisition Date, resulting in a gain of $147.9 million recognized in the first quarter of 2026.

Benefit from Income Taxes
Mattel's benefit from income taxes was $32.5 million for the three months ended March 31, 2026, compared to $30.6 million for the three months ended March 31, 2025. The increase in benefit from income taxes was driven by a higher net loss from continuing operations before income taxes excluding the impact of the gain recognized on the acquisition of Mattel163, partially offset by lower net discrete income tax benefits in the first quarter of 2026. Mattel recognized a net discrete income tax benefit of $4.6 million during the three months ended March 31, 2026, primarily related to previously unrecognized tax benefits, partially offset by a discrete tax expense related to the acquisition of Mattel163. Mattel recognized a net discrete tax benefit of $11.4 million during the three months ended March 31, 2025, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three months ended March 31, 2026, there were no material changes to Mattel's valuation allowance.
Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2026	March 31, 2025
	(In millions, except percentage information)
Net Sales	$475.1	$491.4	-3%	—%
Segment Income	34.5	83.1	-58%
Net sales for the North America segment in the first quarter of 2026 were $475.1 million, a decrease of $16.2 million, or 3%, as compared to $491.4 million in the first quarter of 2025. The decrease in net sales was primarily due to a decrease in gross billings of $17.5 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2026	March 31, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$152.9	$172.4	-11%	—%
Vehicles	160.4	149.5	7%	—%
Infant, Toddler, and Preschool	60.3	80.1	-25%	—%
Action Figures, Building Sets, Games, and Other	134.9	123.9	9%	—%
Gross Billings	$508.5	$526.0	-3%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$72.6	$92.4	-21%	—%
Hot Wheels	135.0	125.5	8%	—%
Fisher-Price	46.9	58.1	-19%	—%
Other	254.0	250.0	2%	—%
Gross Billings	$508.5	$526.0	-3%	—%
Gross billings for the North America segment were $508.5 million in the first quarter of 2026, a decrease of $17.5 million, or 3%, as compared to $526.0 million in the first quarter of 2025. The decrease in the North America segment gross billings was due to lower billings of Infant, Toddler, and Preschool and Dolls products, partially offset by higher billings of Action Figures, Building Sets, Games, and Other and Vehicles products.
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
Action Figures, Building Sets, Games, and Other gross billings increased 9%, of which 11% was due to higher billings of Games, which benefitted from the partial quarter contribution from Mattel163, and 5% was due to higher billings of Other products, partially offset by lower billings of Building Sets products of 4% and lower billings of Action Figures products of 3%.
Sales adjustments were relatively flat at $33.3 million in the first quarter of 2026 compared to $34.6 million in the first quarter of 2025. Sales adjustments as a percentage of net sales was consistent at 7.0% in the first quarter of 2026 and 2025.
Cost of sales increased by $10.3 million, or 4%, to $266.6 million in the first quarter of 2026 from $256.3 million in the first quarter of 2025, primarily due to an increase in product and other costs of $5.8 million.
North America segment income was $34.5 million in the first quarter of 2026, as compared to $83.1 million in the first quarter of 2025, due to lower net sales of $16.2 million, higher other selling and administrative expenses of $12.2 million, higher cost of sales of $10.3 million, and higher advertising and promotion expenses of $9.9 million.

International Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2026	March 31, 2025
	(In millions, except percentage information)
Net Sales	$387.0	$335.3	15%	8%
Segment Income	19.9	23.3	-15%
Net sales for the International segment in the first quarter of 2026 were $387.0 million, an increase of $51.8 million, or 15%, as compared to $335.3 million in the first quarter of 2025. The increase in net sales was primarily due to an increase in gross billings of $65.2 million, partially offset by an increase in sales adjustments of $13.5 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	March 31, 2026	March 31, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$118.7	$124.2	-4%	7%
Vehicles	201.1	158.9	27%	9%
Infant, Toddler, and Preschool	45.9	46.3	-1%	7%
Action Figures, Building Sets, Games, and Other	97.8	68.7	42%	9%
Gross Billings	$463.4	$398.2	16%	8%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$73.5	$81.4	-10%	6%
Hot Wheels	179.4	143.3	25%	9%
Fisher-Price	32.6	32.1	2%	7%
Other	177.9	141.4	26%	9%
Gross Billings	$463.4	$398.2	16%	8%
Gross billings for the International segment were $463.4 million in the first quarter of 2026, an increase of $65.2 million, or 16%, as compared to $398.2 million in the first quarter of 2025, with a favorable impact from changes in currency exchange rates of eight percentage points. The increase in the International segment gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other products, partially offset by lower billings of Dolls products.
Dolls gross billings decreased 4%, primarily due to lower billings of Barbie products.
Vehicles gross billings increased 27%, primarily due to higher billings of Hot Wheels products.
Infant, Toddler, and Preschool gross billings were relatively flat year-over-year.
Action Figures, Building Sets, Games, and Other gross billings increased 42%, of which 19% was due to higher billings of Games products, which benefitted from the partial quarter contribution from Mattel163, 16% was due to higher billings of Action Figures products, and 7% was due to higher billings of Building Sets products.
Sales adjustments increased to $76.4 million in the first quarter of 2026 from $62.9 million in the first quarter of 2025. Sales adjustments as a percentage of net sales increased to 19.7% in the first quarter of 2026, as compared to 18.8% in the first quarter of 2025. The increase in sales adjustments as a percentage of net sales was primarily due to a higher proportion of sales occurring in regions with higher average sales rates and increased promotional activities.
Cost of sales increased by $27.2 million, or 16%, to $202.7 million in the first quarter of 2026 from $175.5 million in the first quarter of 2025, primarily due to an increase in product and other costs of $17.5 million.

International segment income decreased to $19.9 million in the first quarter of 2026 from $23.3 million in the first quarter of 2025, primarily due to higher cost of sales of $27.2 million, higher other selling and administrative expenses of $15.2 million, and higher advertising and promotion expenses of $12.8 million, partially offset by higher net sales of $51.8 million.
Cost Savings Program
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the OFG program, which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China, as previously announced in the third quarter of 2023, as well as savings from other previous actions taken in 2023 that were not recognized in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed by the end of 2026, were increased from $200 million to $225 million in the fourth quarter of 2025. Of the $225 million in targeted annual gross costs savings, approximately 60% is expected to benefit cost of sales and 40% is expected to benefit other selling and administrative expenses. Total cash expenditures under the OPG program are expected to be up to approximately $140 million and total non-cash charges are expected to be approximately $5 million.
The costs associated with the OPG program are expected to include the following:

Optimizing for Profitable Growth – Actions	Estimate of Cost
Employee severance	$105 to $120 million
Other restructuring costs	$5 to $10 million
Non-cash charges	Up to $5 million
Total estimated severance and other restructuring costs	$110 to $135 million
Investments	$5 to 10 million
Total estimated actions	$115 to $145 million
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	(In millions)
Cost of sales (a)	$0.7	$1.6
Other selling and administrative expenses (b)	15.5	17.8
	$16.2	$19.4
(a)Severance and other restructuring costs recorded within cost of sales in the consolidated statements of operations are included in segment income in "Note 22 to the Consolidated Financial Statements—Segment Information."
(b)Severance and other restructuring costs recorded within other selling and administrative expenses in the consolidated statements of operations are included in unallocated corporate and other operating expenses in "Note 22 to the Consolidated Financial Statements—Segment Information."
As of March 31, 2026, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $132 million, which included approximately $5 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $189 million, which represents approximately 55% benefit to cost of sales, and approximately 45% benefit to other selling and administrative expenses, as of March 31, 2026, in connection with the OPG program.

Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, driven by cash flows from operating activities, short-term borrowing facilities, including its $1.40 billion in aggregate principal amount of senior unsecured revolving credit facilities (the "Credit Facility"), and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $866.0 million in cash and equivalents at March 31, 2026, $652.8 million was held by foreign subsidiaries, including $72.3 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In early 2022, Mattel paused all shipments into Russia.
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
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility to meet its short-term liquidity needs. At March 31, 2026, Mattel had no outstanding borrowings under the Credit Facility and approximately $9 million in outstanding letters of credit under the Credit Facility.
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
Cash Flow Activities
Cash flows used for operating activities were $22.9 million in the first three months of 2026, as compared to cash flows provided by operating activities of $24.8 million in the first three months of 2025. The increase in cash flows used for operating activities was primarily due to a decrease in net income, excluding the impact of non-cash items, partially offset by a decrease in cash used for working capital of $11.3 million.

Cash flows used for investing activities were $143.6 million in the first three months of 2026, as compared to $31.3 million in the first three months of 2025. The increase in cash flows used for investing activities was primarily due to $74.8 million cash paid for the remaining 50% interest in Mattel163, net of cash acquired, and an increase in capital expenditures of $28.9 million.
Cash flows used for financing activities were $208.3 million in the first three months of 2026, as compared to $161.9 million in the first three months of 2025. The increase in cash flows used for financing activities was primarily due to $40.0 million of increased share repurchases in the first three months of 2026 as compared to the first three months of 2025.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 9 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased by $376.9 million to $866.0 million at March 31, 2026 from $1.24 billion at December 31, 2025, primarily due to share repurchases of $200.0 million, $74.8 million of cash paid for the remaining 50% equity interest in Mattel163, net of cash acquired, and capital expenditures of $65.1 million during the three months ended March 31, 2026. Mattel's cash and equivalents decreased by $377.7 million to $866.0 million at March 31, 2026 from $1.24 billion at March 31, 2025, primarily due to share repurchases of $640.0 million, capital expenditures of $210.9 million, and $74.8 million of cash paid for the remaining 50% equity interest in Mattel163, net of cash acquired, during the trailing twelve months ended March 31, 2026, partially offset by cash flows provided by operating activities of $545.5 million during that twelve-month period.
Accounts receivable decreased by $410.9 million to $686.7 million at March 31, 2026 from $1.10 billion at December 31, 2025, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable increased by $53.4 million to $686.7 million at March 31, 2026 from $633.3 million at March 31, 2025, primarily due to higher net sales and the timing of collections.
Inventories increased by $113.7 million to $676.9 million at March 31, 2026 from $563.1 million at December 31, 2025, primarily due to seasonal inventory build-up. Inventories increased by $18.5 million to $676.9 million at March 31, 2026 from $658.4 million at March 31, 2025, primarily due to tariff related impacts in the United States, partially offset by higher net sales in the first quarter of 2026 and the impact of foreign currency translation.
Prepaid expenses and other current assets increased by $35.4 million to $262.5 million at March 31, 2026 from $227.1 million at December 31, 2025, primarily due to increases in prepaid income taxes of $37.1 million. Prepaid expenses and other current assets increased by $11.4 million to $262.5 million at March 31, 2026 from $251.1 million at March 31, 2025, primarily due to increases in prepaid income taxes of $30.3 million, partially offset by a decrease in prepaid insurance of $6.2 million.
Accounts payable and accrued liabilities decreased by $234.0 million to $1.19 billion at March 31, 2026 from $1.43 billion at December 31, 2025, primarily due to a decrease in accounts payable of $182.2 million, a decrease in accrued royalties of $52.2 million, a decrease in accrued advertising expenses of $42.8 million, and a decrease in taxes other than income taxes of $32.6 million, partially offset by higher deferred income of $57.3 million and higher interest payable of $29.9 million. Accounts payable and accrued liabilities increased by $62.6 million to $1.19 billion at March 31, 2026 from $1.13 billion at March 31, 2025, primarily due to higher deferred income of $63.8 million and an increase in accounts payable of $54.9 million, partially offset by lower accrued incentive compensation of $56.7 million.

A summary of Mattel's capitalization is as follows:

	March 31, 2026		March 31, 2025		December 31, 2025
	(In millions, except percentage information)
Cash and equivalents	$866.0		$1,243.7		$1,242.9

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	—		600.0		—
2021 Senior Notes due April 2029	600.0		600.0		600.0
2025 Senior Notes due November 2030	600.0		—		600.0
Debt issuance costs and debt discount	(17.2)		(14.6)		(18.3)
Total debt	2,332.8	53%	2,335.4	52%	2,331.7	51%
Stockholders' equity	2,106.4	47	2,129.6	48	2,233.0	49
Total capitalization (total debt plus stockholders' equity)	$4,439.2	100%	$4,465.0	100%	$4,564.7	100%
Total debt was $2.33 billion at both March 31, 2026 and December 31, 2025, and $2.34 billion at March 31, 2025. During 2025, Mattel issued $600.0 million of 2025 Senior Notes due November 2030 and used the proceeds plus cash on hand to repay $600.0 million of 2021 Senior Notes due April 2026.
Stockholders' equity decreased by $126.6 million to $2.11 billion at March 31, 2026 from $2.23 billion at December 31, 2025, primarily due to share repurchases of $201.7 million, partially offset by net income of $61.0 million during the three months ended March 31, 2026. Stockholders' equity decreased by $23.1 million to $2.11 billion at March 31, 2026 from $2.13 billion at March 31, 2025, primarily due to share repurchases of $645.7 million during the trailing twelve months ended March 31, 2026, partially offset by net income of $498.9 million and the net effect of share-based compensation and the related issuance of treasury stock of $60.1 million during that twelve-month period.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2025 Annual Report on Form 10-K and did not materially change during the first three months of 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. The Hong Kong dollar and Euro were the primary currencies that caused foreign currency transaction exposure for Mattel during the first three months of 2026. Mattel seeks to mitigate its exposure to foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating loss or other non-operating (income) expense, net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the three months ended March 31, 2026 were related to the general strengthening of the U.S. dollar against key currencies, including its net investments in entities having functional currencies denominated in the British pound sterling.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's first quarter 2026 net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Paul Ruh, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting. Mattel is in the final stages of implementing a new enterprise resource planning system and related financial systems to replace certain existing core financial systems, with go-live in the second quarter of 2026. While these changes have not yet materially affected internal control over financial reporting as of March 31, 2026, they are reasonably likely to materially affect internal control over financial reporting in future periods as the systems are placed into service. Mattel will continue to monitor the impact of these systems on its internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The content of Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q is hereby incorporated by reference in its entirety in this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under Part I, Item 1A "Risk Factors" in the 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the first quarter of 2026, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the first quarter of 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (In millions)
January 1-31	23,200	$21.39	—	$1,500.0
February 1-28	12,095,712	17.28	11,671,749	1,300.0
March 1-31	4,343	14.39	—	1,300.0
Total	12,123,255	$17.29	11,671,749	$1,300.0
 ____________________________________
(a)The total number of shares purchased includes 451,506 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 9, 2026, Mattel's Board of Directors authorized a $1.50 billion share repurchase program. As of March 31, 2026, Mattel had a remaining authorization of $1.3 billion under the program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	3.1	May 30, 2025
3.2	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
10.1+	Separation Letter Agreement, dated April 7, 2026, between Mattel, Inc. and Steve Totzke	8-K	001-05647	10.1	April 7, 2026
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: May 1, 2026