Form 10-Q
period 2026-06-30
MATTEL INC /DE/
filed 2026-08-06
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of July 24, 2026: 285.7 million shares.

MATTEL, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or by their nature are uncertain and include statements regarding Mattel's plans for future periods and other future events. The use of words such as "anticipates," "expects," "intends," "plans," "projects," "looks forward," "confident that," "believes," and "targeted," among others, generally identify forward-looking statements. These forward-looking statements are based on currently available operating, financial, economic, and other information and assumptions, and are subject to a number of significant risks and uncertainties. A variety of factors or combination of factors, many of which are beyond Mattel's control, may cause actual results or outcomes, or the timing of those results or outcomes, to differ materially from those contained in any forward-looking statements. Specific factors that might cause such a difference include, but are not limited to: (i) Mattel's ability to design, develop, produce, manufacture, source, ship, and distribute products in a timely and cost-effective manner; (ii) sufficient interest in and demand for the products and entertainment Mattel offers by retail customers and consumers to profitably recover Mattel's costs; (iii) downturns in economic conditions affecting Mattel's markets which can negatively impact retail customers and consumers, and which can result in lower employment levels and lower consumer disposable income and spending, including lower spending on purchases of Mattel's products; (iv) other factors which can lower discretionary consumer spending, such as higher costs for fuel and food, drops in the value of homes or other consumer assets, and high levels of consumer debt; (v) potential difficulties or delays Mattel may experience in implementing cost savings and efficiency enhancing initiatives; (vi) other economic and public health conditions or regulatory changes in the markets in which Mattel and its customers and suppliers operate, which could create delays or increase Mattel's costs, such as higher commodity prices, labor costs, transportation costs, or outbreaks of disease; (vii) the effect of inflation on Mattel's business, including cost inflation in supply chain inputs and increased labor costs, as well as pricing actions taken in an effort to mitigate the effects of inflation; (viii) currency fluctuations, including movements in foreign exchange rates, which can lower Mattel's net revenues and earnings, and significantly impact Mattel's costs; (ix) the concentration of Mattel's customers, potentially increasing the negative impact to Mattel of difficulties experienced by any of Mattel's customers, such as bankruptcies or liquidations or a general lack of success, or changes in their purchasing or selling patterns; (x) the inventory policies of Mattel's retail customers, as well as the concentration of Mattel's revenues in the second half of the year, which, coupled with reliance by retailers on quick response inventory management techniques, increases the risk of underproduction, overproduction, and shipping delays; (xi) legal, reputational, and financial risks related to security breaches or cyberattacks; (xii) work disruptions, including as a result of supply chain disruption such as plant or port closures, which may impact Mattel's ability to manufacture or deliver product in a timely and cost-effective manner; (xiii) the impact of competition on revenues, margins, and other aspects of Mattel's business, including the ability to offer products that consumers choose to buy instead of competitive products; (xiv) the ability to secure, maintain, and renew popular licenses from licensors of entertainment properties; (xv) the ability to successfully develop, publish, and commercialize digital games; (xvi) the ability to attract and retain talented employees and adapt to evolving workplace models; (xvii) the risk of product recalls or product liability suits and costs associated with product safety regulations; (xviii) tariffs, tariff-related developments, including refunds, trade restrictions, or trade barriers, which, depending on the effective date and duration of such measures, changes in the amount, scope, and nature of such measures in the future, any countermeasures that the target countries may take, and any mitigating actions that may become available, could increase Mattel's product costs and other costs of doing business, and other changes in laws or regulations in the United States and/or in other major markets, such as China, in which Mattel operates, including, without limitation, with respect to taxes, trade policies, product safety, or sustainability, which may also increase Mattel's product costs and other costs of doing business, and, in each case, reduce Mattel's earnings and liquidity; (xix) business disruptions or other unforeseen impacts due to economic instability, political instability, civil unrest, armed hostilities, such as the conflict in the Middle East, terrorist activities, natural and man-made disasters, pandemics or other public health crises, or other catastrophic events; (xx) failure to realize the planned benefits from any investments or acquisitions made by Mattel, including Mattel163; (xxi) the impact of other market conditions or third-party actions or approvals, including those that result in any significant failure, inadequacy, or interruption from vendors or outsourcers, which could reduce demand for Mattel's products, delay or increase the cost of implementation of Mattel's programs, or alter Mattel's actions and reduce actual results; (xxii) changes in financing markets or the inability of Mattel to obtain financing on attractive terms; (xxiii) the impact of litigation, arbitration, or regulatory decisions or settlement actions; (xxiv) Mattel's ability to navigate regulatory frameworks in connection with new areas of investment, product development, or other business activities, such as artificial intelligence; (xxv) the potential impact of the development, use, and integration of artificial intelligence and machine learning technologies in Mattel's business and products; (xxvi) the sufficiency of additional controls and procedures that Mattel has implemented to remediate the prior material weakness in Mattel's internal control over financial reporting, additional material weaknesses or other deficiencies in the future, or the failure to maintain an effective system of internal control; and (xxvii) other risks and uncertainties detailed in Part I, Item 1A "Risk Factors" in Mattel's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "2025 Annual Report on Form 10-K"), and subsequent periodic filings. Mattel does not update forward-looking statements and expressly disclaims any obligation to do so, except as required by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025	December 31, 2025
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$523,856	$870,452	$1,242,927
Accounts receivable, net of allowances for credit losses of $9.6 million, $8.6 million, and $17.4 million, respectively	820,320	792,495	1,097,604
Inventories	829,798	867,898	563,142
Prepaid expenses and other current assets	279,450	268,196	227,116
Total current assets	2,453,424	2,799,041	3,130,789
Noncurrent Assets
Property, plant, and equipment, net	635,582	527,264	590,015
Right-of-use assets, net	384,665	313,769	319,548
Goodwill	1,582,369	1,392,093	1,390,169
Deferred income tax assets	332,171	307,068	312,913
Identifiable intangible assets, net	471,710	354,226	337,105
Other noncurrent assets	497,102	555,434	559,843
Total Assets	$6,357,023	$6,248,895	$6,640,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$—	$598,873	$—
Accounts payable	448,044	419,478	555,403
Accrued liabilities	834,706	703,493	872,928
Income taxes payable	7,061	4,210	29,851
Total current liabilities	1,289,811	1,726,054	1,458,182
Noncurrent Liabilities
Long-term debt	2,333,889	1,737,660	2,331,675
Noncurrent lease liabilities	334,749	264,875	268,351
Other noncurrent liabilities	400,456	348,447	349,126
Total noncurrent liabilities	3,069,094	2,350,982	2,949,152
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,742,846	1,756,671	1,787,790
Treasury stock at cost: 155.7 million shares, 119.1 million shares, and 140.0 million shares, respectively	(3,350,472)	(2,726,182)	(3,107,007)
Retained earnings	4,044,277	3,616,911	4,001,462
Accumulated other comprehensive loss	(879,902)	(916,910)	(890,566)
Total stockholders' equity	1,998,118	2,171,859	2,233,048
Total Liabilities and Stockholders' Equity	$6,357,023	$6,248,895	$6,640,382
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,125,326	$1,018,562	$1,987,497	$1,845,191
Cost of sales	583,205	499,611	1,058,596	918,144
Gross Profit	542,121	518,951	928,901	927,047
Advertising and promotion expenses	124,316	79,124	217,169	149,322
Other selling and administrative expenses	406,932	361,328	803,540	752,206
Operating Income (Loss)	10,873	78,499	(91,808)	25,519
Interest expense	31,755	29,354	62,838	58,588
Interest (income)	(7,036)	(12,365)	(17,688)	(28,317)
Other non-operating expense (income), net	4,141	(1,417)	(143,958)	11,623
(Loss) Income Before Income Taxes	(17,987)	62,927	7,000	(16,375)
Provision for (benefit from) income taxes	228	16,211	(32,222)	(14,355)
Income from equity method investments	—	(6,636)	(3,593)	(15,053)
Net (Loss) Income	$(18,215)	$53,352	$42,815	$13,033
Net (Loss) Income Per Common Share - Basic	$(0.06)	$0.16	$0.15	$0.04
Weighted-average number of common shares	288,930	323,529	293,200	325,505
Net (Loss) Income Per Common Share - Diluted	$(0.06)	$0.16	$0.14	$0.04
Weighted-average number of common and potential common shares	288,930	325,532	295,692	328,504
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Unaudited; in thousands)
Net (Loss) Income	$(18,215)	$53,352	$42,815	$13,033
Other Comprehensive Income, Net of Tax
Currency translation adjustments	922	61,940	(2,315)	115,558
Employee benefit plan adjustments	1,697	1,285	3,264	2,570
Net unrealized gains (losses) on derivative instruments:
Unrealized holding (losses) gains	(3,150)	(44,639)	3,979	(53,862)
Reclassification adjustments included in net income	3,915	11,091	5,736	13,276
	765	(33,548)	9,715	(40,586)
Other Comprehensive Income, Net of Tax	3,384	29,677	10,664	77,542
Comprehensive (Loss) Income	$(14,831)	$83,029	$53,479	$90,575

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$42,815	$13,033
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	67,579	68,719
Amortization of intangible assets	25,105	15,653
Share-based compensation	32,907	38,624
Inventory obsolescence	10,008	14,405
Deferred income taxes	(6,724)	(10,771)
Income from equity method investments	(3,593)	(15,053)
Content assets amortization	7,198	36,251
(Gain) on remeasurement of previously held equity interest	(147,940)	—
Changes in assets and liabilities:
Accounts receivable, net	294,781	238,999
Inventories	(291,154)	(327,702)
Prepaid expenses and other current assets	(57,046)	(18,476)
Accounts payable, accrued liabilities, and income taxes payable	(233,087)	(277,044)
Content assets spend	(11,177)	(9,327)
Other, net	68,194	(42,579)
Net cash flows used for operating activities	(202,134)	(275,268)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(38,612)	(31,991)
Purchases of other property, plant, and equipment	(87,197)	(44,028)
Payments for acquisitions, net of cash acquired	(74,844)	—
Other, net	5,391	21,438
Net cash flows used for investing activities	(195,262)	(54,581)
Cash Flows From Financing Activities:
Share repurchases	(300,000)	(210,000)
Tax withholdings for share-based compensation	(23,429)	(14,509)
Proceeds from stock option exercises	3,378	4,767
Other, net	(2,997)	(2,652)
Net cash flows used for financing activities	(323,048)	(222,394)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	1,373	34,787
Change in Cash and Equivalents	(719,071)	(517,456)
Cash and Equivalents at Beginning of Period	1,242,927	1,387,908
Cash and Equivalents at End of Period	$523,856	$870,452
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2025	$441,369	$1,787,790	$(3,107,007)	$4,001,462	$(890,566)	$2,233,048
Net income	—	—	—	61,030	—	61,030
Other comprehensive income, net of tax	—	—	—	—	7,280	7,280
Share repurchases	—	—	(201,656)	—	—	(201,656)
Issuance of treasury stock for stock option exercises	—	(2,175)	5,543	—	—	3,368
Issuance of treasury stock for restricted stock units vesting	—	(23,118)	13,546	—	—	(9,572)
Deferred compensation	—	(67)	30	—	—	(37)
Share-based compensation	—	12,981	—	—	—	12,981
Balance, March 31, 2026	$441,369	$1,775,411	$(3,289,544)	$4,062,492	$(883,286)	$2,106,442
Net loss	—	—	—	(18,215)	—	(18,215)
Other comprehensive income, net of tax	—	—	—	—	3,384	3,384
Share repurchases	—	—	(100,861)	—	—	(100,861)
Issuance of treasury stock for stock option exercises	—	(11)	22	—	—	11
Issuance of treasury stock for restricted stock units vesting	—	(52,400)	38,469	—	—	(13,931)
Deferred compensation	—	(80)	1,442	—	—	1,362
Share-based compensation	—	19,926	—	—	—	19,926
Balance, June 30, 2026	$441,369	$1,742,846	$(3,350,472)	$4,044,277	$(879,902)	$1,998,118

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2024	$441,369	$1,780,259	$(2,566,929)	$3,603,878	$(994,452)	$2,264,125
Net loss	—	—	—	(40,319)	—	(40,319)
Other comprehensive income, net of tax	—	—	—	—	47,865	47,865
Share repurchases	—	—	(161,440)	—	—	(161,440)
Issuance of treasury stock for stock option exercises	—	(1,151)	2,819	—	—	1,668
Issuance of treasury stock for restricted stock units vesting	—	(6,535)	4,312	—	—	(2,223)
Deferred compensation	—	(73)	73	—	—	—
Share-based compensation	—	19,904	—	—	—	19,904
Balance, March 31, 2025	$441,369	$1,792,404	$(2,721,165)	$3,563,559	$(946,587)	$2,129,580
Net income	—	—	—	53,352	—	53,352
Other comprehensive income, net of tax	—	—	—	—	29,677	29,677
Share repurchases	—	—	(50,462)	—	—	(50,462)
Issuance of treasury stock for stock option exercises	—	(3,292)	6,391	—	—	3,099
Issuance of treasury stock for restricted stock units vesting	—	(51,100)	38,698	—	—	(12,402)
Deferred compensation	—	(61)	356	—	—	295
Share-based compensation	—	18,720	—	—	—	18,720
Balance, June 30, 2025	$441,369	$1,756,671	$(2,726,182)	$3,616,911	$(916,910)	$2,171,859
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
The acquisition of Mattel163 is expected to advance Mattel's digital games business and is expected to add development, publishing, and digital customer acquisition expertise. Mattel expects to leverage Mattel163's capabilities to increase its mobile games output and enhance alignment with the broader Mattel product roadmap.
The estimated enterprise fair value at the Acquisition Date was $357.2 million. The purchase price for the remaining 50% equity interest was $178.6 million, including working capital and other adjustments, and is subject to customary post-closing adjustments. The purchase price is comprised of cash consideration, a portion of which is a holdback payable following the Acquisition Date.
The transaction was accounted for as a business combination under the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations. Since Mattel held a 50% equity interest in Mattel163 immediately prior to the Acquisition Date and accounted for that investment under the equity method, Mattel remeasured its previously held equity interest to its estimated fair value of $178.6 million as of the Acquisition Date and recognized a gain of $147.9 million in other non-operating income, net in the consolidated statement of operations for the three months ended March 31, 2026. Accordingly, the gain is included in the consolidated statement of operations for the six months ended June 30, 2026.
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

(In thousands)
Cash and equivalents	$87,852
Accounts receivable, net of allowances for credit losses	22,510
Other tangible assets	39,908
Identifiable intangible assets, net	161,190
Accounts payable and other current liabilities	(37,411)
Deferred income	(48,439)
Other noncurrent liabilities	(62,256)
Total identifiable net assets	163,354
Goodwill	193,838
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
The fair values assigned to assets acquired and liabilities assumed are preliminary and subject to change as additional information becomes available during the measurement period, which may extend up to one year from the Acquisition Date. Mattel is continuing to finalize the valuation of certain assets and liabilities, and adjustments to the preliminary values recorded may result in additional adjustments to goodwill.
During the three months ended June 30, 2026, Mattel recognized approximately $4 million and $1 million of acquisition-related expenses, including professional fees and integration expenses, within other selling and administrative expenses and cost of sales, respectively. During the six months ended June 30, 2026, Mattel recognized approximately $6 million and $1 million of acquisition-related expenses, including professional fees and integration expenses, within other selling and administrative expenses and cost of sales, respectively. In addition, during the first quarter of 2026, Mattel recognized approximately $7 million of expense related to the settlement of a pre-existing relationship between Mattel and Mattel163, which was accounted for separately from the business combination and recorded within other selling and administrative expenses.
Pro forma and actual results of operations for this acquisition have not been presented because they are not material.
3.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $9.6 million, $8.6 million, and $17.4 million as of June 30, 2026, June 30, 2025, and December 31, 2025, respectively.

4.     Inventories
Inventories included the following:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Raw materials and work in process	$133,019	$117,481	$96,363
Finished goods	696,779	750,417	466,779
	$829,798	$867,898	$563,142
5.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Land	$48,165	$42,672	$48,729
Buildings	384,132	370,947	372,966
Machinery and equipment	625,420	629,548	615,125
Software	233,563	234,716	229,408
Tools, dies, and molds	479,540	480,164	471,651
Leasehold improvements	117,664	109,375	109,261
Construction in progress	110,485	63,564	93,337
	1,998,969	1,930,986	1,940,477
Less: accumulated depreciation	(1,363,387)	(1,403,722)	(1,350,462)
	$635,582	$527,264	$590,015
Purchases of property, plant, and equipment within the consolidated statements of cash flows were adjusted for unpaid balances of $52.6 million, $21.3 million, and $50.2 million as of June 30, 2026, June 30, 2025, and December 31, 2025, respectively.
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

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2026 is shown below. Mattel recognized additions to goodwill of approximately $194 million during the six months ended June 30, 2026 related to the acquisition of Mattel163 in the first quarter of 2026. Brand-specific goodwill held by foreign subsidiaries is allocated to Mattel's reporting units based on the reporting unit selling those brands, thereby causing foreign currency translation impact.

	December 31, 2025	Acquisition	Currency Exchange Rate Impact	June 30, 2026
	(In thousands)
North America	$735,207	$124,055	$(496)	$858,766
International	447,391	69,783	(1,142)	516,032
American Girl	207,571	—	—	207,571
	$1,390,169	$193,838	$(1,638)	$1,582,369
Identifiable Intangible Assets, Net
Mattel's identifiable intangible assets, net consisted of the following:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Identifiable intangible assets	$969,384	$814,436	$808,830
Less: accumulated amortization	(497,674)	(460,210)	(471,725)
	$471,710	$354,226	$337,105
Mattel's amortizable identifiable intangible assets primarily consist of trademarks, trade names, and developed technology. Mattel recognized additions to amortizable identifiable intangible assets of approximately $161 million during the six months ended June 30, 2026 related to the acquisition of Mattel163 in the first quarter of 2026. Mattel tests its amortizable identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Mattel's amortizable identifiable intangible assets were not impaired during the three and six months ended June 30, 2026 and 2025.
7.     Accrued Liabilities
Accrued liabilities included the following:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Deferred income	$114,089	$54,726	$56,335
Advertising and promotion	80,221	43,236	90,369
Lease liabilities	77,673	80,246	83,242
Royalties	71,267	55,811	90,828
Incentive compensation	52,848	52,259	90,685

8.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers is consistent, regardless of whether the suppliers participate in the supplier finance program, and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of each of June 30, 2026, June 30, 2025, and December 31, 2025 were $118.0 million, $86.6 million, and $86.7 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
The Credit Agreement contains customary covenants, including, but not limited to, (a) restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions and (b) the requirement that the obligations of Mattel under the Credit Facility be guaranteed by any existing or future direct or indirect domestic subsidiary of Mattel that guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million, subject to certain customary exceptions. As of June 30, 2026, no subsidiaries of Mattel were required to guarantee the Credit Facility.
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
As of June 30, 2026, Mattel was in compliance with all covenants contained in the Credit Agreement. Mattel had no borrowings outstanding under the Credit Facility and no other short-term borrowings outstanding as of June 30, 2026, June 30, 2025, and December 31, 2025. Outstanding letters of credit under the Credit Facility totaled approximately $9 million as of June 30, 2026, June 30, 2025, and December 31, 2025.
The Credit Agreement is a material agreement, and failure to comply with its covenants may result in an event of default under the terms of the Credit Facility. If Mattel were to default under the terms of the Credit Facility, its ability to meet its seasonal financing requirements could be adversely affected.

10.     Long-Term Debt
On November 17, 2025, Mattel issued $600.0 million aggregate principal amount of 5.000% 2025 Senior Notes due November 2030 (the "2025 Notes"). The 2025 Notes were issued pursuant to a base indenture, dated November 17, 2025 (the "Base Indenture") between Mattel and U.S. Bank Trust Company, National Association, as trustee (the "Trustee"), as supplemented by the first supplemental indenture with respect to the 2025 Notes, dated November 17, 2025 (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"), between Mattel and the Trustee. The 2025 Notes pay interest semi-annually in arrears on May 17 and November 17 of each year, beginning on May 17, 2026, to the holders of record on the immediately preceding May 1 and November 1, respectively. The 2025 Notes will mature on November 17, 2030.
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
Long-term debt included the following:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	—	600,000	—
2021 Senior Notes due April 2029	600,000	600,000	600,000
2025 Senior Notes due November 2030	600,000	—	600,000
Debt issuance costs and debt discount	(16,111)	(13,467)	(18,325)
	2,333,889	2,336,533	2,331,675
Less: current portion	—	(598,873)	—
Total long-term debt	$2,333,889	$1,737,660	$2,331,675

Mattel's 2019 Senior Notes due 2027 were issued pursuant to an indenture dated November 20, 2019, and its 2021 Senior Notes due 2026 and 2021 Senior Notes due 2029 were issued pursuant to an indenture dated March 19, 2021. These indentures contain covenants that limit Mattel's (and some of its subsidiaries') ability to, among other things: (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of their capital stock or make other restricted payments; (iii) make investments in unrestricted subsidiaries; (iv) create liens; (v) enter into certain sale/leaseback transactions; (vi) merge or consolidate, or sell, transfer, or otherwise dispose of substantially all of their assets; and (vii) designate future guarantors. The indentures also provided that certain of these covenants would be suspended if Mattel achieved a debt rating of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, and no event of default has occurred.
As of July 2026, Mattel has maintained credit ratings with Fitch of BBB- with a stable outlook, S&P of BBB with a stable outlook, and Moody's of Baa3 with a stable outlook. As a result of the current credit ratings and no events of default, the covenants limiting Mattel's ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, and make investments in unrestricted subsidiaries, and certain provisions of the covenant limiting Mattel's ability to merge or consolidate, or sell, transfer, or otherwise dispose of substantially all of its assets and designate future guarantors, are suspended. If Mattel ceases to have credit ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events.
11.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended June 30, 2026
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2026	$(7,766)	$(124,645)	$(750,875)	$(883,286)
Other comprehensive income (loss) before reclassifications	(3,150)	82	922	(2,146)
Amounts reclassified from accumulated other comprehensive income (loss)	3,915	1,615	—	5,530
Net change in other comprehensive income (loss)	765	1,697	922	3,384
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2026	$(7,001)	$(122,948)	$(749,953)	$(879,902)

	For the Six Months Ended June 30, 2026
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2025	$(16,716)	$(126,212)	$(747,638)	$(890,566)
Other comprehensive income (loss) before reclassifications	3,979	836	(5,032)	(217)
Amounts reclassified from accumulated other comprehensive income (loss)	5,736	2,428	2,717	10,881
Net change in other comprehensive income (loss)	9,715	3,264	(2,315)	10,664
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2026	$(7,001)	$(122,948)	$(749,953)	$(879,902)

	For the Three Months Ended June 30, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of March 31, 2025	$7,269	$(138,378)	$(815,478)	$(946,587)
Other comprehensive income (loss) before reclassifications	(44,639)	25	61,940	17,326
Amounts reclassified from accumulated other comprehensive income (loss)	11,091	1,260	—	12,351
Net change in other comprehensive income (loss)	(33,548)	1,285	61,940	29,677
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2025	$(26,279)	$(137,093)	$(753,538)	$(916,910)

	For the Six Months Ended June 30, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$(139,663)	$(869,096)	$(994,452)
Other comprehensive income (loss) before reclassifications	(53,862)	63	115,558	61,759
Amounts reclassified from accumulated other comprehensive income (loss)	13,276	2,507	—	15,783
Net change in other comprehensive income (loss)	(40,586)	2,570	115,558	77,542
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2025	$(26,279)	$(137,093)	$(753,538)	$(916,910)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	June 30, 2026	June 30, 2025	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Loss on foreign currency forward exchange and other contracts	$(3,983)	$(11,127)	Cost of sales
Tax effect	68	36	Provision for/benefit from income taxes
	$(3,915)	$(11,091)	Net income/loss
Employee Benefit Plans:
Amortization of prior service (cost) credit (a)	$(49)	$449	Other non-operating income/expense, net
Recognized actuarial loss (a)	(2,042)	(2,102)	Other non-operating income/expense, net
	(2,091)	(1,653)
Tax effect	476	393	Provision for/benefit from income taxes
	$(1,615)	$(1,260)	Net income/loss

	For the Six Months Ended
	June 30, 2026	June 30, 2025	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Loss on foreign currency forward exchange and other contracts	$(5,835)	$(13,315)	Cost of sales
Tax effect	99	39	Provision for/benefit from income taxes
	$(5,736)	$(13,276)	Net income/loss
Employee Benefit Plans:
Amortization of prior service (cost) credit (a)	$(98)	$900	Other non-operating income/expense, net
Recognized actuarial loss (a)	(4,084)	(4,194)	Other non-operating income/expense, net
	(4,182)	(3,294)
Tax effect	1,754	787	Provision for/benefit from income taxes
	$(2,428)	$(2,507)	Net income/loss
(a)The amortization of prior service (cost) credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the six months ended June 30, 2026, currency translation adjustments, before reclassification, resulted in a net loss of $5.0 million, primarily due to the strengthening of the U.S. dollar against the Euro, Indonesian rupiah, and British pound sterling, partially offset by the weakening of the U.S. dollar against the Mexican peso and Brazilian real. In connection with the acquisition of Mattel163, $2.7 million of accumulated currency translation losses related to Mattel's previously held equity interest were recognized in other non-operating (income) expense, net within the consolidated statement of operations.
During the six months ended June 30, 2025, currency translation adjustments resulted in a net gain of $115.6 million, primarily due to the strengthening of the Russian ruble, British pound sterling, and Mexican peso against the U.S. dollar.

12.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	June 30, 2026	June 30, 2025	Statements of Operations Classification
	(In thousands)
Currency transaction (losses) gains, net	$(3,706)	$1,724	Operating income/loss
Currency transaction (losses) gains, net	(2,195)	2,030	Other non-operating income/expense, net
Currency transaction (losses) gains, net	$(5,901)	$3,754

	For the Six Months Ended
	June 30, 2026	June 30, 2025	Statements of Operations Classification
	(In thousands)
Currency transaction (losses) gains, net	$(8,279)	$2,654	Operating income/loss
Currency transaction (losses), net	(1,493)	(8,405)	Other non-operating income/expense, net
Currency transaction (losses), net	$(9,772)	$(5,751)
13.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments have been designated as effective cash flow hedges, whereby the unsettled hedges are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value of the hedges reflected in other comprehensive income ("OCI"). Realized gains and losses for these contracts are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Due to the short-term nature of the contracts involved, Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of June 30, 2026, June 30, 2025, and December 31, 2025, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $929 million, $918 million, and $677 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		June 30, 2026	June 30, 2025	December 31, 2025
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$9,908	$1,649	$854
Foreign currency forward exchange and other contracts	Other noncurrent assets	2,134	289	15
Total Derivatives Designated as Hedging Instruments		$12,042	$1,938	$869
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,084	$1,347	$469
Total Derivatives Not Designated as Hedging Instruments		$1,084	$1,347	$469
		$13,126	$3,285	$1,338

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		June 30, 2026	June 30, 2025	December 31, 2025
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$11,110	$30,139	$14,781
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	1,859	8,574	1,257
Total Derivatives Designated as Hedging Instruments		$12,969	$38,713	$16,038
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$1,583	$936	$295
Total Derivatives Not Designated as Hedging Instruments		$1,583	$936	$295
		$14,552	$39,649	$16,333

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	June 30, 2026	June 30, 2025	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of (losses) recognized in OCI	$(3,150)	$(44,639)
Amount of (losses) reclassified from accumulated OCI to the consolidated statements of operations	(3,915)	(11,091)	Cost of sales

	Derivatives Designated as Hedging Instruments
	For the Six Months Ended
	June 30, 2026	June 30, 2025	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains (losses) recognized in OCI	$3,979	$(53,862)
Amount of (losses) reclassified from accumulated OCI to consolidated statements of operations	(5,736)	(13,276)	Cost of sales

The gains and losses reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and six months ended June 30, 2026 and 2025 were offset by the recognition of the underlying hedged transactions.
As of June 30, 2026, approximately $6 million of net losses included in accumulated other comprehensive loss are expected to be reclassified into the consolidated statements of operations within the next twelve months.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	June 30, 2026	June 30, 2025	Statements of Operations Classification
	(In thousands)
Amount of Net Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$6,198	$6,349	Other non-operating income/expense, net

	Derivatives Not Designated as Hedging Instruments
	For the Six Months Ended
	June 30, 2026	June 30, 2025	Statements of Operations Classification
	(In thousands)
Amount of Net Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$1,774	$8,218	Other non-operating income/expense, net
The net gains recognized in the consolidated statements of operations during the three and six months ended June 30, 2026 and June 30, 2025 were offset by foreign currency transaction gains and losses on the related derivative balances.

14.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of June 30, 2026, June 30, 2025, and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$13,126	$—	$13,126
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$14,552	$—	$14,552

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$3,285	$—	$3,285
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$39,649	$—	$39,649

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$1,338	$—	$1,338
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$16,333	$—	$16,333
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

The estimated fair value of Mattel's long-term debt was $2.30 billion (compared to a carrying amount of $2.35 billion) as of June 30, 2026, $2.29 billion (compared to a carrying amount of $2.35 billion) as of June 30, 2025, and $2.32 billion (compared to a carrying amount of $2.35 billion) as of December 31, 2025. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
15.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands, except per share amounts)
Basic:
Net (loss) income	$(18,215)	$53,352	$42,815	$13,033
Weighted-average number of common shares	288,930	323,529	293,200	325,505
Basic net (loss) income per common share	$(0.06)	$0.16	$0.15	$0.04

Diluted:
Net (loss) income	$(18,215)	$53,352	$42,815	$13,033
Weighted-average number of common shares	288,930	323,529	293,200	325,505
Dilutive share-based awards (a)	—	2,003	2,492	2,999
Weighted-average number of common and potential common shares	288,930	325,532	295,692	328,504
Diluted net (loss) income per common share	$(0.06)	$0.16	$0.14	$0.04
(a)Mattel reported a net loss for the three months ended June 30, 2026, and, accordingly, all outstanding share-based awards totaling 9.4 million common shares were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive. For the six months ended June 30, 2026, share-based awards totaling 7.1 million common shares were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. For the three and six months ended June 30, 2025, share-based awards totaling 6.3 million common shares and 6.5 million common shares, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive.
16.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2025 Annual Report on Form 10-K.
The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Service cost	$897	$842	$1,822	$1,672
Interest cost	4,701	5,110	9,416	10,189
Expected return on plan assets	(3,628)	(4,385)	(7,258)	(8,754)
Amortization of prior service cost	49	50	98	99
Recognized actuarial loss	2,120	2,175	4,239	4,340
Net periodic benefit cost	$4,139	$3,792	$8,317	$7,546

The components of Mattel's net periodic benefit credit for postretirement benefit plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Interest cost	$26	$36	$53	$72
Amortization of prior service credit	—	(499)	—	(999)
Recognized actuarial gain	(78)	(73)	(155)	(146)
Net periodic benefit credit	$(52)	$(536)	$(102)	$(1,073)

Mattel's service cost component is recorded within operating income (loss) while other components of net periodic benefit costs for defined benefit pension and postretirement benefit plans are recorded within other non-operating (income) expense, net.
During the six months ended June 30, 2026, Mattel made cash contributions totaling approximately $2 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2026, Mattel expects to make additional cash contributions of approximately $12 million.
During the second quarter of 2026, Mattel approved the termination of the Cash Balance Plan, a U.S. qualified defined benefit pension plan. Mattel expects to complete the termination in 2027 through lump-sum distributions and the purchase of group annuity contracts, subject to regulatory requirements.
17.     Share-Based Payments
Mattel has various stock compensation plans, which are described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Share-Based Payments" in the 2025 Annual Report on Form 10-K. Under the Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan, Mattel has the ability to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance RSUs ("performance awards"), dividend equivalent rights, and shares of common stock to officers, employees, non-employee directors, and consultants providing services to Mattel. Stock options are granted with exercise prices at the fair market value of Mattel's common stock on the applicable grant date and expire no later than ten years from the grant date. Stock options, RSUs, and performance awards related to Mattel's long-term incentive program ("LTIP") generally provide for vesting over, or at the end of, a period of three years from the grant date.
On May 1, 2026, annual performance awards were granted to officers and key employees of Mattel under the 2026-2028 LTIP. Those awards may be earned based on Mattel's performance against three-year cumulative Adjusted Net Income goals and Mattel's relative Total Shareholder Return ("TSR"), as measured over the applicable performance periods. Performance awards granted under the 2025-2027 LTIP may be earned based on Mattel's relative TSR over a three-year performance measurement period. Performance awards granted prior to 2025 that impact the periods presented may be earned based on Mattel's performance against three-year cumulative Adjusted Free Cash Flow targets, with the final payout subject to modification based on Mattel's relative TSR over the same periods. The actual number of shares earned under both the 2026-2028 LTIP and prior LTIP awards may range from 0% to 200% of the target award, depending on performance against the applicable metrics.
Compensation expense related to stock options, RSUs, and performance awards was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Stock option compensation expense	$96	$453	$402	$1,030
RSU compensation expense	15,551	14,982	27,734	28,470
Performance award compensation expense	4,279	3,285	4,771	9,124
	$19,926	$18,720	$32,907	$38,624

As of June 30, 2026, total unrecognized compensation expense related to unvested share-based payments totaled $138.2 million and is expected to be recognized over a weighted-average period of 2.3 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy stock option exercises and the vesting of RSUs and performance awards. Cash received for stock option exercises, net of taxes, was $3.4 million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively.
18.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Design and development (a)	$70,370	$49,384	$130,308	$96,178
Identifiable intangible asset amortization	10,895	7,884	19,857	15,653
(a)Design and development expenses included incentive and share-based compensation expenses totaling approximately $5 million and $11 million during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, incentive and share-based compensation expenses were not included in design and development expenses and were not material.
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)
Cost of sales (a)	$179	$2,070	$840	$3,691
Other selling and administrative expenses (b)	2,029	1,732	17,536	19,492
	$2,208	$3,802	$18,376	$23,183
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

The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2025	Charges	Payments/Utilization	Liability at June 30, 2026
	(In thousands)
Severance	$16,590	$17,400	$(19,418)	$14,572
Other restructuring charges (a)	67	976	(948)	95
	$16,657	$18,376	$(20,366)	$14,667

	Liability at December 31, 2024	Charges	Payments/Utilization	Liability at June 30, 2025
	(In thousands)
Severance	$32,661	$17,648	$(11,664)	$38,645
Other restructuring charges (a)	10	5,535	(5,534)	11
	$32,671	$23,183	$(17,198)	$38,656
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing and distribution facilities.
As of June 30, 2026, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $134 million, which included approximately $25 million of severance charges recorded within other selling and administrative expenses during 2023. Cumulative other restructuring charges include approximately $5 million of non-cash charges. Total cash expenditures are expected to be up to $140 million, and total non-cash charges are expected to be approximately $5 million.
20.     Income Taxes
Mattel's provision for income taxes was an expense of $0.2 million and a benefit from income taxes of $32.2 million for the three and six months ended June 30, 2026, respectively, and an expense of $16.2 million and a benefit from income taxes of $14.4 million for the three and six months ended June 30, 2025, respectively. Mattel recognized a net discrete income tax expense of $4.5 million during the three months ended June 30, 2026, primarily related to interest expense accrued on previously unrecognized tax benefits. Mattel's discrete income tax items had no net impact for the six months ended June 30, 2026, with discrete tax expense related to interest expense accrued on previously unrecognized tax benefits and the acquisition of Mattel163 being largely offset by a discrete tax benefit related to previously unrecognized tax benefits. Mattel recognized a net discrete income tax expense of $1.0 million during the three months ended June 30, 2025. Mattel recognized a net discrete income tax benefit of $10.4 million during the six months ended June 30, 2025, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three and six months ended June 30, 2026 and 2025, there were no material changes to Mattel's valuation allowance.
On July 4, 2025, H.R.1 - the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Mattel has evaluated the OBBBA provisions that have been enacted and has included the related impact in the provision for income taxes for the three and six months ended June 30, 2026.

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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of June 30, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
One products liability lawsuit filed in April 2023 remains pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Fisher-Price Rock 'n Play Sleeper (the "Sleeper") caused the fatality of a child. More than sixty other lawsuits have been settled and/or dismissed.
The remaining lawsuit seeks compensatory damages, punitive damages, attorneys' fees, costs, and interest. Mattel believes that it has substantial defenses to the allegations made and intends to vigorously defend against them. As of June 30, 2026, Mattel assessed its probable loss related to the matter and has accrued an estimated liability, which is not material.
Insurance Litigation
On January 6, 2023, Mattel, Inc. and Fisher-Price, Inc. filed a lawsuit against their products liability insurers in the Superior Court of the State of Delaware seeking a declaratory judgment regarding the obligations of the insurers to defend and indemnify Mattel for the Sleeper products liability lawsuits. On March 28, 2025 and June 2, 2025, the court issued summary judgment rulings which determined, among other things, that the Sleeper products liability claims constitute a single occurrence under Mattel's insurance policies, and that each claim is allocated to the policy year in which the incident occurred. In February 2026, the parties entered into a stipulation, which the court subsequently entered, permitting an immediate appeal to the Delaware Supreme Court of the issues decided to date. As of June 30, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
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
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys' fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and, to the extent the settlement is not finalized or approved, intends to vigorously defend against them. As of June 30, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.

U.S. Tariff Recovery
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized. On March 4, 2026, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs, although the CIT immediately suspended the order while CBP develops and implements the refund process. CBP subsequently implemented a phased refund process through its Consolidated Administration and Processing of Entries system, launching Phase 1 on April 20, 2026 and Phase 2 on June 29, 2026. The CIT's refund order has been appealed, and the IEEPA tariffs and related refund framework remain subject to ongoing litigation, as well as refund process developments. Following the U.S. Supreme Court's decision on IEEPA tariffs, the U.S. presidential administration imposed temporary global tariffs on imports under Section 122 of the Trade Act of 1974 ("Section 122"), which expired on July 24, 2026. These Section 122 tariffs are currently subject to legal challenge and in May 2026, the CIT issued a ruling that the Section 122 tariffs are unauthorized by the statute, although this ruling is currently stayed pending appeal. Accordingly, the ultimate availability, timing, and amount of potential tariff refunds remain uncertain. During the three months ended June 30, 2026, Mattel received certain refunds under the IEEPA tariff refund process, which were not material. As of June 30, 2026, Mattel had not recognized a receivable related to additional tariff refunds because they were not realized or realizable. However, it is reasonably possible that the impact of tariff refunds could be material.
Litigation Related to IEEPA Tariffs
In July 2026, two putative class actions were filed in the United States District Court for the Central District of California against Mattel, Inc., American Girl, LLC, and American Girl Brands, LLC asserting claims for unjust enrichment, money had and received, unfair competition under section 17200 of the California Business & Professions Code, and declaratory judgment in connection with IEEPA tariff refunds. In general, the lawsuits allege that Mattel and American Girl should not be able to retain IEEPA refunds they receive if costs associated with those tariffs were previously passed on to consumers. The lawsuits propose a nationwide class of consumers who purchased products with raised prices due to government tariffs.
The lawsuits seek unspecified compensatory damages, statutory damages, punitive damages, restitution, disgorgement, attorneys' fees, costs, interest, and declaratory and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and intends to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)		(In thousands)
North America Segment:
Net sales	$574,317	$510,796	$1,049,461	$1,002,161
Less:
Cost of sales (a)	304,616	265,716	571,198	522,009
Advertising and promotion expenses	57,558	34,942	106,010	73,528
Other selling and administrative expenses	120,133	116,326	245,751	229,741
North America segment expenses	482,307	416,984	922,959	825,278
North America segment income	$92,010	$93,812	$126,502	$176,883

International Segment:
Net sales	$551,009	$507,766	$938,036	$843,030
Less:
Cost of sales (a)	274,408	245,034	477,142	420,556
Advertising and promotion expenses	66,758	44,182	111,159	75,794
Other selling and administrative expenses	127,953	103,620	247,974	208,431
International segment expenses	469,119	392,836	836,275	704,781
International segment income	$81,890	$114,930	$101,761	$138,249

Total Reportable Segments:
Net sales	$1,125,326	$1,018,562	$1,987,497	$1,845,191
Less:
Total segment expenses	951,426	809,820	1,759,234	1,530,059
Total segment income	$173,900	$208,742	$228,263	$315,132
(a)Cost of sales included severance and other restructuring charges of less than $1 million and approximately $2 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and approximately $1 million and $4 million for the six months ended June 30, 2026 and June 30, 2025, respectively, which were allocated to the North America and International segments.

The following table is a reconciliation of segment income to (loss) income before income taxes for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)		(In thousands)
Total segment income	$173,900	$208,742	$228,263	$315,132
Unallocated corporate and other operating expenses (a)	163,027	130,243	320,071	289,613
Total operating income (loss)	10,873	78,499	(91,808)	25,519
Interest expense	31,755	29,354	62,838	58,588
Interest (income)	(7,036)	(12,365)	(17,688)	(28,317)
Other non-operating expense (income), net	4,141	(1,417)	(143,958)	11,623
(Loss) income before income taxes	$(17,987)	$62,927	$7,000	$(16,375)
(a)For the three months ended June 30, 2026 and June 30, 2025, unallocated corporate and other operating expenses included: 1) incentive compensation expense of approximately $24 million and $20 million, respectively, 2) share-based compensation expense of approximately $20 million and $19 million, respectively, and 3) severance and other restructuring charges of approximately $3 million and $2 million, respectively.
For the six months ended June 30, 2026 and June 30, 2025, unallocated corporate and other operating expenses included: 1) incentive compensation expense of approximately $48 million and $44 million, respectively, 2) share-based compensation expense of approximately $33 million and $39 million, respectively, and 3) severance and other restructuring charges of approximately $19 million and $24 million, respectively.
The following tables present information regarding depreciation and amortization by segment, as well as assets by segment.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)		(In thousands)
Depreciation and Amortization by Segment
North America	$25,748	$23,249	$49,342	$46,120
International	17,296	14,251	32,668	28,110
	43,044	37,500	82,010	74,230
Corporate and other	5,681	5,087	10,674	10,142
Depreciation and amortization	$48,725	$42,587	$92,684	$84,372
Segment assets were comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Assets by Segment
North America	$724,357	$750,245	$810,153
International	787,356	762,181	760,346
	1,511,713	1,512,426	1,570,499
Corporate and other	138,405	147,967	90,247
Accounts receivable and inventories, net	$1,650,118	$1,660,393	$1,660,746

Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In thousands)		(In thousands)
Net Sales by Geographic Area
North America	$574,317	$510,796	$1,049,461	$1,002,161
International
EMEA	301,492	277,470	533,029	474,575
Latin America	139,879	128,611	214,058	193,212
Asia Pacific	109,638	101,685	190,949	175,243
Total International	551,009	507,766	938,036	843,030
Net sales	$1,125,326	$1,018,562	$1,987,497	$1,845,191

23.     New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides the option to apply a practical expedient to address implementation challenges related to the estimation of expected credit losses for current accounts receivable and current assets arising from transactions accounted for under revenue recognition (Topic 606) and assets acquired through business combinations. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the life of these assets when developing forecasts. The guidance allows entities to bypass the requirement to incorporate macro-economic data into their forecast when such data is not expected to materially affect the estimate. Mattel adopted the guidance in ASU 2025-05 effective January 1, 2026 prospectively and applied the practical expedient. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses for public business entities. ASU 2024-03 requires enhanced disclosures of each expense caption in the income statement to improve transparency and provide financial statement users with more detailed information about the nature, amount, and timing of expenses impacting financial performance. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The guidance in ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The ASU may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. Mattel is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements.
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
Mattel is the owner of a portfolio of iconic brands and partners with global entertainment companies to license other IP. Mattel's portfolio of owned and partner brands and products are organized into the following categories:
Dolls—including owned brands such as Barbie, American Girl, Monster High, and Polly Pocket, and partner brands such as Disney Princess, Disney Frozen, and KPop Demon Hunters (Netflix). Mattel's Dolls portfolio is driven by the flagship Barbie brand and a collection of complementary brands offered globally. Empowering girls since 1959, Barbie has inspired the limitless potential in every girl, sparking imaginations and shaping futures through play. Monster High, a character-driven franchise, engages fans of all ages, encouraging them to be their authentic selves and celebrate what makes them unique. American Girl, with an extensive portfolio of dolls and accessories, content, and lifestyle products, is best known for imparting valuable life lessons that instill confidence through its inspiring dolls and books, featuring characters from past and present.

Vehicles—including owned brands such as Hot Wheels (including Hot Wheels Monster Trucks and Hot Wheels RC) and Matchbox, and partner brands such as Cars (Disney Pixar). Hot Wheels has continued to push the limits of performance and design since 1968, and ignites and nurtures the challenger spirit in kids, adults, and collectors. From die-cast vehicles to tracks, playsets, and accessories, the Mattel Vehicles portfolio has broad appeal that engages and excites fans of all ages.
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
Action Figures, Building Sets, Games, and Other—including owned brands such as Masters of the Universe, Mattel Brick Shop, MEGA, UNO, and partner brands such as Jurassic World (NBCUniversal), Minecraft (Microsoft), WWE, Toy Story (Disney Pixar), and Star Wars (Disney's Lucasfilm). Mattel's Action Figures portfolio is comprised of product lines associated with licensed entertainment franchises, such as Jurassic World and WWE, as well as product lines from Mattel-owned IP, such as Masters of the Universe. Introduced in 2025 as a new challenger brand in Building Sets, Mattel Brick Shop is designed to introduce differentiated building experiences through innovative features, materials, and techniques intended to expand traditional building play. Within Games, UNO is the classic matching card game that is easy to learn and fast fun for everyone, while the rest of the portfolio includes beloved heritage games such as Pictionary, Skip-Bo, Phase 10, and Blokus. Games also includes digital games, including games developed and published by Mattel163, Mattel’s wholly owned mobile games studio. Other includes Plush, which contains products associated with movie releases from licensed entertainment franchises such as Minecraft, as well as Mattel-owned IP.
Recent Developments
Mattel's net sales in the second quarter of 2026 increased 10% compared to the second quarter of 2025. Gross margin declined to 48.2% in the second quarter of 2026 compared to 50.9% in the second quarter of 2025, due to the gross incremental cost of tariffs, inflation, higher royalties, and the unfavorable impact of foreign exchange. Gross margin benefited from Mattel163's contribution and other factors, including mitigating actions to offset tariffs and realized savings from the Optimizing for Profitable Growth program (the "OPG program").
Mattel continued to execute on its capital allocation priorities, including making strategic investments in organic growth initiatives and repurchasing shares of its common stock, while maintaining a strong balance sheet. During the second quarter of 2026, Mattel's share repurchases totaled approximately $100 million.
Global trade policy continues to evolve and the ultimate impact of recent developments with respect to U.S. tariffs is unclear. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") on goods imported into the United States were unauthorized and subsequently a refund process was implemented, which was appealed and is subject to ongoing litigation, as well as refund process developments. Following the U.S. Supreme Court's decision on IEEPA tariffs, the U.S. presidential administration (the "Administration") imposed temporary global tariffs on imports under Section 122 of the Trade Act of 1974 ("Section 122"), which expired on July 24, 2026. These Section 122 tariffs are currently subject to legal challenge and in May 2026, the CIT issued a ruling that the Section 122 tariffs are unauthorized by the statute, although this ruling is currently stayed pending appeal. Accordingly, the ultimate availability, timing, and amount of potential tariff refunds remain uncertain. During the three months ended June 30, 2026, Mattel received certain refunds under the IEEPA tariff refund process, which were not material. As of June 30, 2026, Mattel had not recognized a receivable related to additional tariff refunds because they were not realized or realizable. However, it is reasonably possible that the impact of tariff refunds could be material. In July 2026, the Administration imposed additional tariffs under Section 301 of the Trade Act of 1974. These Section 301 tariffs are currently subject to legal challenge. There remains substantial uncertainty regarding the duration of various existing and newly announced or intended tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, suspended, or invalidated, and the impacts of such actions on Mattel's business. Mattel continues to monitor and evaluate these developments and assess their potential impact on Mattel's business, financial condition, and results of operations.
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
Results of Operations—Second Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the second quarter of 2026 and 2025:

	For the Three Months Ended				Year/Year Change
	June 30, 2026		June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,125.3		$1,018.6		10%
Cost of sales	583.2	51.8%	499.6	49.1%	17%	270
Gross profit	542.1	48.2%	519.0	50.9%	4%	(270)
Advertising and promotion expenses	124.3	11.0%	79.1	7.8%	57%	320
Other selling and administrative expenses	406.9	36.2%	361.3	35.5%	13%	70
Operating income	10.9	1.0%	78.5	7.7%	-86%	(670)
Interest expense	31.8	2.8%	29.4	2.9%	8%	(10)
Interest (income)	(7.0)	-0.6%	(12.4)	-1.2%	-43%	60
Other non-operating expense (income), net	4.1		(1.4)
(Loss) income before income taxes	(18.0)	-1.6%	62.9	6.2%	N/M	(780)
Provision for income taxes	0.2		16.2
(Income) from equity method investments	—		(6.6)
Net (loss) income	$(18.2)	-1.6%	$53.4	5.2%	N/M	(680)
N/M - not meaningful
Sales
Net sales in the second quarter of 2026 were $1.13 billion, an increase of $106.8 million, or 10%, as compared to $1.02 billion in the second quarter of 2025. The increase in net sales was due to an increase in gross billings of $116.4 million, partially offset by an increase in sales adjustments of $9.6 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the second quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$317.9	$335.2	-5%	1%
Vehicles	463.3	407.5	14%	2%
Infant, Toddler, and Preschool	127.8	143.4	-11%	2%
Action Figures, Building Sets, Games, and Other	357.9	264.5	35%	2%
Gross Billings	$1,266.8	$1,150.5	10%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$169.0	$200.7	-16%	2%
Hot Wheels	408.8	357.3	14%	2%
Fisher-Price	99.9	107.8	-7%	2%
Other	589.2	484.7	22%	2%
Gross Billings	$1,266.8	$1,150.5	10%	2%
Gross billings were $1.27 billion in the second quarter of 2026, an increase of $116.4 million, or 10%, as compared to $1.15 billion in the second quarter of 2025, with a favorable impact from changes in currency exchange rates of two percentage points. The increase in gross billings was primarily due to higher billings of Action Figures, Building Sets, Games, and Other and Vehicles, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool.
Dolls gross billings decreased 5%, of which 9% was due to lower billings of Barbie, partially offset by higher billings of partner brands of 5%, including the benefit from KPop Demon Hunters (Netflix).
Vehicles gross billings increased 14%, of which 13% was due to higher billings of Hot Wheels and 1% was due to higher billings of partner brands, including the benefit from Cars (Disney Pixar).
Infant, Toddler, and Preschool gross billings decreased 11%, of which 6% was due to lower billings of Fisher-Price and 4% was due to lower billings of Preschool Entertainment.
Action Figures, Building Sets, Games, and Other gross billings increased 35%, of which 21% was due to higher billings of Games, which benefited from Mattel163's contribution, and 15% was due to higher billings of Action Figures, which benefited from the timing of theatrical releases.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $141.5 million in the second quarter of 2026 from $131.9 million in the second quarter of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 12.6% in the second quarter of 2026, as compared to 12.9% in the second quarter of 2025.

Cost of Sales
Cost of sales increased by $83.6 million, or 17%, to $583.2 million in the second quarter of 2026 from $499.6 million in the second quarter of 2025. Within cost of sales, product and other costs increased by $60.6 million, or 16%, to $437.5 million in the second quarter of 2026 from $376.9 million in the second quarter of 2025. Royalty expense increased by $15.6 million, or 31%, to $66.8 million in the second quarter of 2026 from $51.2 million in the second quarter of 2025. Freight and logistics expenses increased by $7.4 million, or 10%, to $78.9 million in the second quarter of 2026, as compared to $71.5 million in the second quarter of 2025.
Gross Margin
Gross margin decreased to 48.2% in the second quarter of 2026 from 50.9% in the second quarter of 2025. The decrease in gross margin was primarily due to gross incremental tariff costs of 170 basis points, cost inflation of 120 basis points, higher royalty expense of 110 basis points, and an unfavorable impact from foreign currency exchange of 60 basis points. Gross margin benefited from Mattel163's contribution of 120 basis points, and other factors, including mitigating actions to offset tariffs, and realized savings from the OPG program of 70 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 11.0% in the second quarter of 2026, as compared to 7.8% in the second quarter of 2025. The increase in advertising and promotion expenses as a percentage of net sales was primarily due to expenses associated with Mattel163, promotional activities for theatrical releases, and investments in brand, marketing, and consumer engagement activities during the quarter.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $406.9 million, or 36.2% of net sales, in the second quarter of 2026, an increase of $45.6 million, as compared to $361.3 million, or 35.5% of net sales, in the second quarter of 2025. The increase in other selling and administrative expenses was primarily due to higher investments of $20.0 million, higher employee compensation expenses of $8.1 million, and higher expenses associated with Mattel163 and other expenses of $23.9 million, partially offset by realized savings from the OPG program of $8.9 million.
Interest Expense
Interest expense increased to $31.8 million in the second quarter of 2026, as compared to $29.4 million in the second quarter of 2025. The increase was primarily due to higher average interest rates on outstanding borrowings in the second quarter of 2026.
Interest Income
Interest income decreased by $5.3 million to $7.0 million in the second quarter of 2026 from $12.4 million in the second quarter of 2025. The decrease was primarily due to lower average invested cash balances in the second quarter of 2026.
Provision for Income Taxes
Mattel's provision for income taxes was an expense of $0.2 million in the second quarter of 2026, as compared to an expense of $16.2 million in the second quarter of 2025. The decrease in provision for income taxes was primarily due to the current period net loss from continuing operations, partially offset by higher net discrete income tax expense related to interest expense accrued on previously unrecognized tax benefits. During the second quarter of 2026, Mattel recognized a net discrete income tax expense of $4.5 million, primarily related to interest expense accrued on previously unrecognized tax benefits. During the second quarter of 2025, Mattel recognized a net discrete income tax expense of $1.0 million.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the second quarter of 2026 and 2025, there were no material changes to Mattel's valuation allowance.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the second quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Net Sales	$574.3	$510.8	12%	—%
Segment Income	92.0	93.8	-2%
Net sales for the North America segment in the second quarter of 2026 were $574.3 million, an increase of $63.5 million, or 12%, as compared to $510.8 million in the second quarter of 2025. The increase in net sales was primarily due to an increase in gross billings of $65.8 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$175.7	$168.6	4%	—%
Vehicles	186.7	174.8	7%	—%
Infant, Toddler, and Preschool	64.3	69.9	-8%	—%
Action Figures, Building Sets, Games, and Other	186.6	134.3	39%	—%
Gross Billings	$613.3	$547.5	12%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$79.2	$91.8	-14%	—%
Hot Wheels	159.0	147.6	8%	—%
Fisher-Price	52.0	52.3	—%	—%
Other	323.0	255.9	26%	—%
Gross Billings	$613.3	$547.5	12%	—%
Gross billings for the North America segment were $613.3 million in the second quarter of 2026, an increase of $65.8 million, or 12%, as compared to $547.5 million in the second quarter of 2025. The increase in the North America segment gross billings was due to higher billings of Action Figures, Building Sets, Games, and Other, Vehicles, and Dolls, partially offset by lower billings of Infant, Toddler, and Preschool.
Dolls gross billings increased 4%, of which 9% was due to higher billings of partner brands, including benefits from KPop Demon Hunters (Netflix) and Disney Princess and Disney Frozen, and higher billings of American Girl of 3%, partially offset by lower billings of Barbie of 7%.
Vehicles gross billings increased 7%, primarily due to higher billings of Hot Wheels.
Infant, Toddler, and Preschool gross billings decreased 8%, of which 4% was due to lower billings of Preschool Entertainment and 3% was due to lower billings of Baby Gear and Power Wheels, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Action Figures, Building Sets, Games, and Other gross billings increased 39%, of which 26% was due to higher billings of Games, which benefited from Mattel163's contribution, and 13% was due to higher billings of Action Figures, which benefited from the timing of theatrical releases.
Sales adjustments increased to $39.0 million in the second quarter of 2026 as compared to $36.7 million in the second quarter of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 6.8% in the second quarter of 2026 as compared to 7.2% in the second quarter of 2025.

Cost of sales increased by $38.9 million, or 15%, to $304.6 million in the second quarter of 2026 from $265.7 million in the second quarter of 2025, primarily due to an increase in product and other costs of $31.4 million and royalty expense of $6.3 million.
North America segment income was $92.0 million in the second quarter of 2026, as compared to $93.8 million in the second quarter of 2025, primarily due to higher cost of sales of $38.9 million and higher advertising and promotion expenses of $22.6 million, partially offset by higher net sales of $63.5 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for the second quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Net Sales	$551.0	$507.8	9%	4%
Segment Income	81.9	114.9	-29%
Net sales for the International segment in the second quarter of 2026 were $551.0 million, an increase of $43.3 million, or 9%, as compared to $507.8 million in the second quarter of 2025. The increase in net sales was primarily due to an increase in gross billings of $50.6 million, partially offset by an increase in sales adjustments of $7.4 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$142.2	$166.6	-15%	3%
Vehicles	276.6	232.7	19%	4%
Infant, Toddler, and Preschool	63.5	73.5	-14%	4%
Action Figures, Building Sets, Games, and Other	171.3	130.2	32%	4%
Gross Billings	$653.6	$602.9	8%	4%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$89.8	$108.9	-18%	3%
Hot Wheels	249.8	209.7	19%	4%
Fisher-Price	47.9	55.5	-14%	5%
Other	266.1	228.8	16%	4%
Gross Billings	$653.6	$602.9	8%	4%
Gross billings for the International segment were $653.6 million in the second quarter of 2026, an increase of $50.6 million, or 8%, as compared to $602.9 million in the second quarter of 2025, with a favorable impact from changes in currency exchange rates of four percentage points. The increase in the International segment gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool.
Dolls gross billings decreased 15%, of which 11% was due to lower billings of Barbie and 4% was due to lower billings of Polly Pocket.
Vehicles gross billings increased 19%, primarily due to higher billings of Hot Wheels.
Infant, Toddler, and Preschool gross billings decreased 14%, of which 10% was due to lower billings of Fisher-Price and 3% was due to lower billings of Preschool Entertainment.

Action Figures, Building Sets, Games, and Other gross billings increased 32%, of which 17% was due to higher billings of Action Figures, which benefited from the timing of theatrical releases, and 14% was due to higher billings of Games, which benefited from Mattel163's contribution.
Sales adjustments increased to $102.5 million in the second quarter of 2026 from $95.2 million in the second quarter of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 18.6% in the second quarter of 2026, as compared to 18.7% in the second quarter of 2025.
Cost of sales increased by $29.4 million, or 12%, to $274.4 million in the second quarter of 2026 from $245.0 million in the second quarter of 2025, primarily due to an increase in product and other costs of $14.1 million and royalty expense of $9.4 million.
International segment income decreased to $81.9 million in the second quarter of 2026 from $114.9 million in the second quarter of 2025, primarily due to higher cost of sales of $29.4 million, higher other selling and administrative expenses of $24.3 million, and higher advertising and promotion expenses of $22.6 million, partially offset by higher net sales of $43.3 million.
Results of Operations—First Half
Consolidated Results
The following table presents Mattel's consolidated results for the first half of 2026 and 2025:

	For the Six Months Ended				Year/Year Change
	June 30, 2026		June 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,987.5		$1,845.2		8%
Cost of sales	1,058.6	53.3%	918.1	49.8%	15%	350
Gross profit	928.9	46.7%	927.0	50.2%	—%	(350)
Advertising and promotion expenses	217.2	10.9%	149.3	8.1%	45%	280
Other selling and administrative expenses	803.5	40.4%	752.2	40.8%	7%	(40)
Operating (loss) income	(91.8)	-4.6%	25.5	1.4%	N/M	(600)
Interest expense	62.8	3.2%	58.6	3.2%	7%	—
Interest (income)	(17.7)	-0.9%	(28.3)	-1.5%	-38%	60
Other non-operating (income) expense, net	(144.0)		11.6
Income (loss) before income taxes	7.0	0.4%	(16.4)	-0.9%	N/M	130
Benefit from income taxes	(32.2)		(14.4)
(Income) from equity method investments	(3.6)		(15.1)
Net income	$42.8	2.2%	$13.0	0.7%	N/M	150
N/M - not meaningful
Sales
Net sales in the first half of 2026 were $1.99 billion, an increase of $142.3 million, or 8%, as compared to $1.85 billion in the first half of 2025. The increase in net sales was due to an increase in gross billings of $164.1 million, partially offset by an increase in sales adjustments of $21.8 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first half of 2026 and 2025:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$589.5	$631.8	-7%	2%
Vehicles	824.7	715.9	15%	3%
Infant, Toddler, and Preschool	234.0	269.8	-13%	2%
Action Figures, Building Sets, Games, and Other	590.5	457.1	29%	3%
Gross Billings	$2,238.7	$2,074.6	8%	3%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$315.1	$374.4	-16%	2%
Hot Wheels	723.2	626.1	16%	3%
Fisher-Price	179.4	198.0	-9%	2%
Other	1,021.0	876.1	17%	2%
Gross Billings	$2,238.7	$2,074.6	8%	3%
Gross billings were $2.24 billion in the first half of 2026, an increase of $164.1 million, or 8%, as compared to $2.07 billion in the first half of 2025, with a favorable impact from changes in currency exchange rates of three percentage points. The increase in gross billings was primarily due to higher billings of Action Figures, Building Sets, Games, and Other and Vehicles, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool.
Dolls gross billings decreased 7%, of which 9% was due to lower billings of Barbie, partially offset by higher billings of partner brands of 2%, including the benefit from KPop Demon Hunters (Netflix).
Vehicles gross billings increased 15%, primarily due to higher billings of Hot Wheels.
Infant, Toddler, and Preschool gross billings decreased 13%, of which 7% was due to lower billings of Fisher-Price, 4% was due to lower billings of Preschool Entertainment, and 2% was due to lower billings of Baby Gear and Power Wheels, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Action Figures, Building Sets, Games, and Other gross billings increased 29%, of which 18% was due to higher billings of Games, which benefited from Mattel163's contribution, and 11% was due to higher billings of Action Figures, which benefited from the timing of theatrical releases.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $251.2 million in the first half of 2026 from $229.4 million in the first half of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 12.6% in the first half of 2026, as compared to 12.4% in the first half of 2025.

Cost of Sales
Cost of sales increased by $140.5 million, or 15%, to $1.06 billion in the first half of 2026 from $918.1 million in the first half of 2025. Within cost of sales, product and other costs increased by $103.2 million, or 15%, to $789.8 million in the first half of 2026 from $687.2 million in the first half of 2025. Royalty expense increased by $23.5 million, or 25%, to $117.2 million in the first half of 2026, as compared to $93.7 million in the first half of 2025. Freight and logistics expenses increased by $13.8 million, or 10%, to $151.0 million in the first half of 2026 from $137.2 million in the first half of 2025.
Gross Margin
Gross margin decreased to 46.7% in the first half of 2026 from 50.2% in the first half of 2025. The decrease in gross margin was primarily due to gross incremental tariff costs of 200 basis points, cost inflation of 110 basis points, higher royalty expense of 100 basis points, and an unfavorable impact from foreign currency exchange of 100 basis points. Gross margin benefited from Mattel163's contribution of 90 basis points, and other factors including mitigating actions to offset tariffs, and realized savings from the OPG program, of 70 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 10.9% in the first half of 2026 from 8.1% in the first half of 2025, primarily due to expenses associated with Mattel163, promotional activities for theatrical releases, and investments in brand, marketing, and consumer engagement activities during the first half of 2026.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $803.5 million, or 40.4% of net sales, in the first half of 2026, an increase of $51.3 million, as compared to $752.2 million, or 40.8% of net sales, in the first half of 2025. The increase in other selling and administrative expenses was primarily due to higher investments of $35.9 million, unfavorable impact from foreign currency exchange of $9.0 million, and higher expenses associated with Mattel163, including acquisition-related expenses, and other expenses of $43.9 million, partially offset by realized savings from the OPG program of $22.1 million and lower expenses related to inclined sleeper product recalls and related litigation of $17.7 million.
Interest Expense
Interest expense was $62.8 million in the first half of 2026, as compared to $58.6 million in the first half of 2025. The increase was primarily due to higher average interest rates on the outstanding borrowings in the first half of 2026.
Interest Income
Interest income was $17.7 million in the first half of 2026, as compared to $28.3 million in the first half of 2025. The decrease was primarily due to lower average invested cash balances in the first half of 2026.
Other Non-Operating (Income)/Expense, Net
Other non-operating income increased by $155.6 million to $144.0 million in the first half of 2026 from an expense of $11.6 million in the first half of 2025, primarily due to the gain recognized on Mattel's previously held equity interest in Mattel163. On March 2, 2026, Mattel acquired the remaining 50% equity interest in Mattel163. Prior to the acquisition of the remaining 50% equity interest in Mattel163, Mattel accounted for its investment under the equity method. Upon obtaining control, Mattel remeasured its previously held 50% equity interest to its estimated fair value as of the Acquisition Date, resulting in a gain of $147.9 million recognized in the first half of 2026.

Benefit from Income Taxes
Mattel's benefit from income taxes was $32.2 million for the first half of 2026, as compared to $14.4 million for the first half of 2025. The increase in benefit from income taxes was primarily due to a higher net loss from continuing operations before income taxes excluding the impact of the gain recognized on the acquisition of Mattel163, partially offset by higher net discrete income tax expense for the first half of 2026. During the first half of 2026, Mattel’s discrete income tax items had no net impact, with discrete income tax expense related to interest accrued on previously unrecognized tax benefits and the acquisition of Mattel163 being largely offset by a discrete income tax benefit related to previously unrecognized tax benefits. During the first half of 2025, Mattel recognized a net discrete income tax benefit of $10.4 million, primarily related to a change of its indefinite reinvestment assertion relating to certain foreign subsidiary earnings.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the first half of 2026 and 2025, there were no material changes to Mattel's valuation allowance.
Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first half of 2026 and 2025:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Net Sales	$1,049.5	$1,002.2	5%	—%
Segment Income	126.5	176.9	-28%
Net sales for the North America segment in the first half of 2026 were $1.05 billion, an increase of $47.3 million, or 5%, as compared to $1.00 billion in the first half of 2025. The increase in net sales was primarily due to an increase in gross billings of $48.3 million.

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$328.6	$340.9	-4%	—%
Vehicles	347.1	324.3	7%	—%
Infant, Toddler, and Preschool	124.6	150.0	-17%	—%
Action Figures, Building Sets, Games, and Other	321.4	258.2	24%	—%
Gross Billings	$1,121.7	$1,073.5	4%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$151.8	$184.2	-18%	—%
Hot Wheels	294.0	273.1	8%	—%
Fisher-Price	98.9	110.4	-10%	—%
Other	577.0	505.9	14%	—%
Gross Billings	$1,121.7	$1,073.5	4%	—%
Gross billings for the North America segment were $1.12 billion in the first half of 2026, an increase of $48.3 million, or 4%, as compared to $1.07 billion in the first half of 2025. The increase in the North America segment gross billings was primarily due to higher billings of Action Figures, Building Sets, Games, and Other and Vehicles, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool.
Dolls gross billings decreased 4%, of which 9% was due to lower billings of Barbie, partially offset by higher billings of partner brands of 4%, including the benefit from KPop Demon Hunters (Netflix).
Vehicles gross billings increased 7%, primarily due to higher billings of Hot Wheels.
Infant, Toddler, and Preschool gross billings decreased 17%, of which 8% was due to lower billings of Fisher-Price, 6% was due to lower billings of Preschool Entertainment, and 3% was due to lower billings of Baby Gear and Power Wheels, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Action Figures, Building Sets, Games, and Other gross billings increased 24%, of which 19% was due to higher billings of Games, which benefited from Mattel163's contribution, and 5% was due to higher billings of Action Figures, which benefited from the timing of theatrical releases.
Sales adjustments increased to $72.3 million in the first half of 2026 from $71.3 million in the first half of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 6.9% for the first half of 2026, as compared to 7.1% for the first half of 2025.
Cost of sales increased by $49.2 million, or 9%, to $571.2 million in the first half of 2026 from $522.0 million in the first half of 2025, primarily due to increases in product and other costs of $36.8 million and royalty expense of $8.6 million.
North America segment income decreased by $50.4 million to $126.5 million in the first half of 2026, as compared to $176.9 million in the first half of 2025, primarily due to higher cost of sales of $49.2 million, higher advertising and promotion expenses of $32.5 million, and higher selling and administrative expenses of $16.0 million, partially offset by higher net sales of $47.3 million.

International Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first half of 2026 and 2025:

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Net Sales	$938.0	$843.0	11%	5%
Segment Income	101.8	138.2	-26%
Net sales for the International segment in the first half of 2026 were $938.0 million, an increase of $95.0 million, or 11%, as compared to $843.0 million in the first half of 2025. The increase in net sales was due to an increase in gross billings of $115.9 million, partially offset by an increase in sales adjustments of $20.8 million.

	For the Six Months Ended		% Change as Reported	Currency Exchange Rate Impact
	June 30, 2026	June 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$260.9	$290.8	-10%	—%
Vehicles	477.7	391.6	22%	5%
Infant, Toddler, and Preschool	109.4	119.9	-9%	5%
Action Figures, Building Sets, Games, and Other	269.1	198.9	35%	6%
Gross Billings	$1,117.0	$1,001.1	12%	6%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$163.3	$190.3	-14%	4%
Hot Wheels	429.2	353.0	22%	6%
Fisher-Price	80.5	87.6	-8%	6%
Other	444.0	370.2	20%	5%
Gross Billings	$1,117.0	$1,001.1	12%	5%
Gross billings for the International segment were $1.12 billion in the first half of 2026, an increase of $115.9 million, or 12%, as compared to $1.00 billion in the first half of 2025, with a favorable impact from changes in currency exchange rates of six percentage points. The increase in gross billings was due to higher billings of Vehicles and Action Figures, Building Sets, Games, and Other, partially offset by lower billings of Infant, Toddler, and Preschool, and Dolls.
Dolls gross billings decreased 10%, primarily due to lower billings of Barbie.
Vehicles gross billings increased 22%, of which 19% was due to higher billings of Hot Wheels and 2% was due to higher billings of partner brands, including the benefit from Cars (Disney Pixar).
Infant, Toddler, and Preschool gross billings decreased 9%, of which 6% was due to lower billings of Fisher-Price and 2% was due to lower billings of Preschool Entertainment.
Action Figures, Building Sets, Games, and Other gross billings increased 35%, of which 17% was due to higher billings of Action Figures, which benefited from the timing of theatrical releases, and 16% was due to higher billings of Games, which benefited from Mattel163's contribution.
Sales adjustments increased to $178.9 million in the first half of 2026 from $158.1 million in the first half of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 19.1% for the first half of 2026, as compared to 18.8% for the first half of 2025.
Cost of sales increased by $56.6 million, or 13%, to $477.1 million in the first half of 2026 from $420.6 million in the first half of 2025, primarily due to an increase in product and other costs of $31.6 million, royalty expense of $14.8 million, and freight and logistics expenses of $10.2 million.

International segment income decreased by $36.5 million to $101.8 million in the first half of 2026, as compared to $138.2 million in the first half of 2025, primarily due to higher cost of sales of $56.6 million, higher advertising and promotion expenses of $35.4 million, and higher other selling and administrative expenses of $39.5 million, partially offset by higher net sales of $95.0 million.
Cost Savings Program
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the OFG program, which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China, as previously announced in the third quarter of 2023, as well as savings from other previous actions taken in 2023 that were not recognized in the OFG program. Targeted annual gross cost savings from actions associated with the OPG program, which are expected to be completed by the end of 2026, were increased from $200 million to $225 million in the fourth quarter of 2025. Of the $225 million in targeted annual gross cost savings, approximately 55% is expected to benefit cost of sales and 45% is expected to benefit other selling and administrative expenses. Total cash expenditures under the OPG program are expected to be up to approximately $140 million, and total non-cash charges are expected to be approximately $5 million.
The costs associated with the OPG program are expected to include the following:

Optimizing for Profitable Growth – Actions	Estimate of Cost
Employee severance	$120 to $125 million
Other restructuring costs	Approximately $10 million
Non-cash charges	Approximately $5 million
Total estimated severance and other restructuring costs	$135 to $140 million
Investments	Up to $5 million
Total estimated actions	$135 to $145 million
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(In millions)
Cost of sales (a)	$0.2	$2.1	$0.9	$3.7
Other selling and administrative expenses (b)	2.0	1.7	17.5	19.5
	$2.2	$3.8	$18.4	$23.2
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
As of June 30, 2026, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $134 million, which included approximately $5 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $205 million, which represents approximately 55% benefit to cost of sales, and approximately 45% benefit to other selling and administrative expenses, as of June 30, 2026, in connection with the OPG program.

Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, due to cash flows from operating activities, short-term borrowing facilities, including its $1.40 billion in aggregate principal amount of senior unsecured revolving credit facilities (the "Credit Facility"), and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $523.9 million in cash and equivalents at June 30, 2026, $393.0 million was held by foreign subsidiaries, including $75.5 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In 2022, Mattel paused all shipments into Russia.
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
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility to meet its short-term liquidity needs. At June 30, 2026, Mattel had no outstanding borrowings under the Credit Facility and approximately $9 million in outstanding letters of credit under the Credit Facility.
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
Cash Flow Activities
Cash flows used for operating activities were $202.1 million in the first half of 2026, as compared to $275.3 million in the first half of 2025. The decrease in cash flows used for operating activities was primarily due to a decrease in cash used for working capital of $206.6 million, partially offset by a decrease in net income, excluding the impact of non-cash items.

Cash flows used for investing activities were $195.3 million in the first half of 2026, as compared to $54.6 million in the first half of 2025. The increase in cash flows used for investing activities was primarily due to $74.8 million of cash paid for the remaining 50% interest in Mattel163, net of cash acquired, and an increase in capital expenditures of $49.8 million.
Cash flows used for financing activities were $323.0 million in the first half of 2026, as compared to $222.4 million in the first half of 2025. The increase in cash flows used for financing activities was primarily due to an increase of $90.0 million of cash paid for share repurchases in the first half of 2026 as compared to the first half of 2025.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 9 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased by $719.1 million to $523.9 million at June 30, 2026 from $1.24 billion at December 31, 2025. The decrease during the six months ended June 30, 2026 was primarily due to cash paid for share repurchases of $300.0 million, cash flows used for operating activities of $202.1 million, capital expenditures of $125.8 million, and $74.8 million of cash paid for the remaining 50% equity interest in Mattel163, net of cash acquired. Mattel's cash and equivalents decreased by $346.6 million to $523.9 million at June 30, 2026 from $870.5 million at June 30, 2025. The decrease during the trailing twelve months was primarily due to cash paid for share repurchases of $690.0 million, capital expenditures of $231.8 million, and $74.8 million of cash paid for the remaining 50% equity interest in Mattel163, net of cash acquired, partially offset by cash flows provided by operating activities of $666.4 million.
Accounts receivable decreased by $277.3 million to $820.3 million at June 30, 2026 from $1.10 billion at December 31, 2025, primarily due to seasonal declines as year-end receivables are collected. Accounts receivable increased by $27.8 million to $820.3 million at June 30, 2026 from $792.5 million at June 30, 2025, primarily due to higher net sales and the timing of collections.
Inventories increased by $266.7 million to $829.8 million at June 30, 2026 from $563.1 million at December 31, 2025, primarily due to seasonal inventory build-up. Inventories decreased by $38.1 million to $829.8 million at June 30, 2026 from $867.9 million at June 30, 2025, primarily due to higher net sales in the second quarter of 2026 and the impact of foreign currency translation.
Prepaid expenses and other current assets increased by $52.3 million to $279.5 million at June 30, 2026 from $227.1 million at December 31, 2025, primarily due to an increase in income taxes receivable of $44.0 million. Prepaid expenses and other current assets increased by $11.3 million to $279.5 million at June 30, 2026 from $268.2 million at June 30, 2025, primarily due to increases in prepaid income taxes of $36.5 million, partially offset by a decrease in prepaid royalty of $10.2 million.
Accounts payable and accrued liabilities decreased by $145.6 million to $1.28 billion at June 30, 2026 from $1.43 billion at December 31, 2025, primarily due to a decrease in accounts payable of $107.4 million, lower accrued incentive compensation of $35.1 million, a decrease in taxes other than income taxes of $26.3 million, a decrease in accrued royalties of $19.7 million, and a decrease in accrued advertising expenses of $10.1 million, partially offset by higher deferred income of $57.8 million. Accounts payable and accrued liabilities increased by $159.8 million to $1.28 billion at June 30, 2026 from $1.12 billion at June 30, 2025, primarily due to an increase in deferred income of $59.4 million, an increase in accrued advertising expenses of $37.0 million, an increase in accounts payable of $28.6 million, and an increase in accrued royalties of $13.4 million.

A summary of Mattel's capitalization is as follows:

	June 30, 2026		June 30, 2025		December 31, 2025
	(In millions, except percentage information)
Cash and equivalents	$523.9		$870.5		$1,242.9

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	—		600.0		—
2021 Senior Notes due April 2029	600.0		600.0		600.0
2025 Senior Notes due November 2030	600.0		—		600.0
Debt issuance costs and debt discount	(16.1)		(13.5)		(18.3)
Total debt	2,333.9	54%	2,336.5	52%	2,331.7	51%
Stockholders' equity	1,998.1	46	2,171.9	48	2,233.0	49
Total capitalization (total debt plus stockholders' equity)	$4,332.0	100%	$4,508.4	100%	$4,564.7	100%
Total debt was $2.33 billion at both June 30, 2026 and December 31, 2025, and $2.34 billion at June 30, 2025. During 2025, Mattel issued $600.0 million of 2025 Senior Notes due November 2030 and used the net proceeds plus cash on hand to repay $600.0 million of 2021 Senior Notes due April 2026.
Stockholders' equity decreased by $234.9 million to $2.00 billion at June 30, 2026 from $2.23 billion at December 31, 2025, primarily due to share repurchases of $302.5 million, partially offset by net income of $42.8 million and the net effect of share-based compensation and the related issuance of treasury stock of $12.8 million during the six months ended June 30, 2026. Stockholders' equity decreased by $173.7 million to $2.00 billion at June 30, 2026 from $2.17 billion at June 30, 2025, primarily due to the net effect of share repurchases of $696.1 million, partially offset by net income of $427.4 million, the net effect of share-based compensation and the related issuance of treasury stock of $56.7 million, and other comprehensive income of $37.0 million during that twelve-month period.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2025 Annual Report on Form 10-K and did not materially change during the first half of 2026.
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
Mattel believes that the disclosure of the percentage impact of currency changes is useful supplemental information for investors to be able to gauge Mattel's current business performance and the longer-term strength of its overall business since currency changes could potentially mask underlying sales trends. The disclosure of the percentage impact of currency exchange allows investors to calculate the impact on a constant currency basis and enhances their ability to compare financial results from one period to another.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Currency exchange rate fluctuations impact Mattel's results of operations and cash flows. The Hong Kong dollar and Euro were the primary currencies that caused foreign currency transaction exposure for Mattel during the first half of 2026. Mattel seeks to mitigate its exposure to foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months. For those intercompany receivables and payables that are not hedged, the transaction gains or losses are recorded in the consolidated statements of operations in the period in which the exchange rate changes as part of operating income (loss) or other non-operating expense (income), net based on the nature of the underlying transaction. Transaction gains or losses on hedged intercompany inventory transactions are recorded in the consolidated statements of operations in the period in which the inventory is sold to customers. In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the six months ended June 30, 2026 were related to the strengthening of the U.S. dollar against the Euro, Indonesian rupiah, and British pound sterling, partially offset by weakening against the Mexican peso and Brazilian real, including its net investments in entities having functional currencies denominated in the Euro.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's second quarter 2026 net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Ynon Kreiz, Mattel's principal executive officer, and Paul Ruh, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, Mattel implemented a new enterprise resource planning ("ERP") system and related financial systems to replace certain core financial systems. The implementation impacted Mattel's financial reporting processes and procedures, resulting in changes to internal control over financial reporting. Other than the changes related to the implementation of these financial systems, there were no changes in Mattel's internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the second quarter of 2026, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the second quarter of 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (In millions)
April 1-30	489,432	$14.67	—	$1,300.0
May 1-31	7,010,815	15.05	6,644,522	1,200.0
June 1-30	5,244	13.90	—	1,200.0
Total	7,505,491	$15.02	6,644,522	$1,200.0
 ____________________________________
(a)The total number of shares purchased includes 860,969 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 9, 2026, Mattel's Board of Directors authorized a $1.50 billion share repurchase program. As of June 30, 2026, Mattel had a remaining authorization of $1.20 billion under the program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	3.1	May 30, 2025
3.2	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
10.1+	Mattel, Inc. Amended and Restated 2010 Equity and Long-Term Compensation Plan (the "2010 Plan")	8-K	001-05647	10.1	June 2, 2026
10.2+*	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based restricted stock units to senior executives who are participants in the Mattel, Inc. Executive Severance Plan B under the 2010 Plan
10.3+*	Form of Grant Agreement for grants of Long-Term Incentive Program performance-based restricted stock units to senior executives under the 2010 Plan
10.4+	Separation Letter Agreement, dated April 7, 2026, between Mattel, Inc. and Steve Totzke	8-K	001-05647	10.1	April 7, 2026
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: August 6, 2026