Form 10-Q
period 2026-09-30
MATTEL INC /DE/
filed 2026-11-06
CIK 63276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding of registrant's common stock, $1.00 par value, as of October 26, 2026: 285.5 million shares.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	September 30, 2025	December 31, 2025
	(Unaudited; in thousands, except share data)
ASSETS
Current Assets
Cash and equivalents	$541,408	$691,893	$1,242,927
Accounts receivable, net of allowances for credit losses of $19.6 million, $8.4 million, and $17.4 million, respectively	1,400,122	1,390,300	1,097,604
Inventories	827,969	826,582	563,142
Prepaid expenses and other current assets	218,560	246,888	227,116
Total current assets	2,988,059	3,155,663	3,130,789
Noncurrent Assets
Property, plant, and equipment, net	662,645	542,432	590,015
Right-of-use assets, net	367,360	305,374	319,548
Goodwill	1,582,215	1,389,856	1,390,169
Deferred income tax assets	340,510	302,017	312,913
Identifiable intangible assets, net	456,928	344,668	337,105
Other noncurrent assets	499,581	553,420	559,843
Total Assets	$6,897,298	$6,593,430	$6,640,382
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$—	$599,249	$—
Accounts payable	517,514	492,834	555,403
Accrued liabilities	937,179	829,745	872,928
Income taxes payable	54,515	52,814	29,851
Total current liabilities	1,509,208	1,974,642	1,458,182
Noncurrent Liabilities
Long-term debt	2,334,985	1,738,375	2,331,675
Noncurrent lease liabilities	325,394	254,676	268,351
Other noncurrent liabilities	387,110	364,523	349,126
Total noncurrent liabilities	3,047,489	2,357,574	2,949,152
Stockholders' Equity
Common stock $1.00 par value, 1.00 billion shares authorized; 441.4 million shares issued	441,369	441,369	441,369
Additional paid-in capital	1,739,153	1,772,907	1,787,790
Treasury stock at cost: 156.1 million shares, 130.5 million shares, and 140.0 million shares, respectively	(3,356,565)	(2,925,108)	(3,107,007)
Retained earnings	4,397,881	3,895,269	4,001,462
Accumulated other comprehensive loss	(881,237)	(923,223)	(890,566)
Total stockholders' equity	2,340,601	2,261,214	2,233,048
Total Liabilities and Stockholders' Equity	$6,897,298	$6,593,430	$6,640,382
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited; in thousands, except per share amounts)
Net Sales	$1,806,690	$1,735,972	$3,794,187	$3,581,163
Cost of sales	817,095	867,720	1,875,690	1,785,864
Gross Profit	989,595	868,252	1,918,497	1,795,299
Advertising and promotion expenses	143,329	118,137	360,499	267,459
Other selling and administrative expenses	370,000	370,266	1,173,540	1,122,472
Operating Income	476,266	379,849	384,458	405,368
Interest expense	31,877	29,416	94,715	88,004
Interest (income)	(8,936)	(9,027)	(26,623)	(37,344)
Other non-operating expense (income), net	2,900	965	(141,058)	12,588
Income Before Income Taxes	450,425	358,495	457,424	342,120
Provision for income taxes	96,821	86,884	64,598	72,529
Income from equity method investments	—	(6,747)	(3,593)	(21,799)
Net Income	$353,604	$278,358	$396,419	$291,390
Net Income Per Common Share - Basic	$1.24	$0.88	$1.36	$0.90
Weighted-average number of common shares	286,100	315,834	290,808	322,255
Net Income Per Common Share - Diluted	$1.23	$0.88	$1.35	$0.90
Weighted-average number of common and potential common shares	286,790	318,068	292,770	325,129
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited; in thousands)
Net Income	$353,604	$278,358	$396,419	$291,390
Other Comprehensive (Loss) Income Net of Tax
Currency translation adjustments	(14,310)	(9,893)	(16,625)	105,665
Employee benefit plan adjustments	1,820	1,407	5,084	3,977
Net unrealized gains (losses) on derivative instruments:
Unrealized holding gains (losses)	6,591	3,332	10,570	(50,530)
Reclassification adjustments included in net income	4,564	(1,159)	10,300	12,117
	11,155	2,173	20,870	(38,413)
Other Comprehensive (Loss) Income Net of Tax	(1,335)	(6,313)	9,329	71,229
Comprehensive Income	$352,269	$272,045	$405,748	$362,619

The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(Unaudited; in thousands)
Cash Flows From Operating Activities:
Net income	$396,419	$291,390
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation	103,349	102,395
Amortization of intangible assets	39,937	23,559
Share-based compensation	32,026	60,954
Inventory obsolescence	19,132	22,429
Deferred income taxes	(23,169)	(2,968)
Income from equity method investments	(3,593)	(21,799)
Content assets amortization	8,718	45,580
(Gain) on remeasurement of previously held equity interest	(147,940)	—
Changes in assets and liabilities:
Accounts receivable, net	(301,111)	(357,971)
Inventories	(299,590)	(306,377)
Prepaid expenses and other current assets	5,830	(22,365)
Accounts payable, accrued liabilities, and income taxes payable	1,755	6,188
Content assets spend	(19,716)	(13,388)
Other, net	74,414	(30,926)
Net cash flows used for operating activities	(113,539)	(203,299)
Cash Flows From Investing Activities:
Purchases of tools, dies, and molds	(61,136)	(49,949)
Purchases of other property, plant, and equipment	(125,126)	(74,902)
Payments for acquisitions, net of cash acquired	(74,844)	—
Other, net	11,211	27,346
Net cash flows used for investing activities	(249,895)	(97,505)
Cash Flows From Financing Activities:
Share repurchases	(308,408)	(412,474)
Tax withholdings for share-based compensation	(23,762)	(15,100)
Proceeds from stock option exercises	3,561	5,546
Other, net	(5,195)	(4,233)
Net cash flows used for financing activities	(333,804)	(426,261)
Effect of Currency Exchange Rate Changes on Cash and Equivalents	(4,281)	31,050
Change in Cash and Equivalents	(701,519)	(696,015)
Cash and Equivalents at Beginning of Period	1,242,927	1,387,908
Cash and Equivalents at End of Period	$541,408	$691,893
The accompanying notes are an integral part of these consolidated financial statements.

MATTEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2025	$441,369	$1,787,790	$(3,107,007)	$4,001,462	$(890,566)	$2,233,048
Net income	—	—	—	61,030	—	61,030
Other comprehensive income, net of tax	—	—	—	—	7,280	7,280
Share repurchases	—	—	(201,656)	—	—	(201,656)
Issuance of treasury stock for stock option exercises	—	(2,175)	5,543	—	—	3,368
Issuance of treasury stock for restricted stock units vesting	—	(23,118)	13,546	—	—	(9,572)
Deferred compensation	—	(67)	30	—	—	(37)
Share-based compensation	—	12,981	—	—	—	12,981
Balance, March 31, 2026	$441,369	$1,775,411	$(3,289,544)	$4,062,492	$(883,286)	$2,106,442
Net loss	—	—	—	(18,215)	—	(18,215)
Other comprehensive income, net of tax	—	—	—	—	3,384	3,384
Share repurchases	—	—	(100,861)	—	—	(100,861)
Issuance of treasury stock for stock option exercises	—	(11)	22	—	—	11
Issuance of treasury stock for restricted stock units vesting	—	(52,400)	38,469	—	—	(13,931)
Deferred compensation	—	(80)	1,442	—	—	1,362
Share-based compensation	—	19,926	—	—	—	19,926
Balance, June 30, 2026	$441,369	$1,742,846	$(3,350,472)	$4,044,277	$(879,902)	$1,998,118
Net income	—	—	—	353,604	—	353,604
Other comprehensive loss, net of tax	—	—	—	—	(1,335)	(1,335)
Share repurchases	—	—	(8,479)	—	—	(8,479)
Issuance of treasury stock for stock option exercises	—	(146)	327	—	—	181
Issuance of treasury stock for restricted stock units vesting	—	(2,718)	2,111	—	—	(607)
Deferred compensation	—	52	(52)	—	—	—
Share-based compensation	—	(881)	—	—	—	(881)
Balance, September 30, 2026	$441,369	$1,739,153	$(3,356,565)	$4,397,881	$(881,237)	$2,340,601

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	(Unaudited; in thousands)
Balance, December 31, 2024	$441,369	$1,780,259	$(2,566,929)	$3,603,878	$(994,452)	$2,264,125
Net loss	—	—	—	(40,319)	—	(40,319)
Other comprehensive income, net of tax	—	—	—	—	47,865	47,865
Share repurchases	—	—	(161,440)	—	—	(161,440)
Issuance of treasury stock for stock option exercises	—	(1,151)	2,819	—	—	1,668
Issuance of treasury stock for restricted stock units vesting	—	(6,535)	4,312	—	—	(2,223)
Deferred compensation	—	(73)	73	—	—	—
Share-based compensation	—	19,904	—	—	—	19,904
Balance, March 31, 2025	$441,369	$1,792,404	$(2,721,165)	$3,563,559	$(946,587)	$2,129,580
Net income	—	—	—	53,352	—	53,352
Other comprehensive income, net of tax	—	—	—	—	29,677	29,677
Share repurchases	—	—	(50,462)	—	—	(50,462)
Issuance of treasury stock for stock option exercises	—	(3,292)	6,391	—	—	3,099
Issuance of treasury stock for restricted stock units vesting	—	(51,100)	38,698	—	—	(12,402)
Deferred compensation	—	(61)	356	—	—	295
Share-based compensation	—	18,720	—	—	—	18,720
Balance, June 30, 2025	$441,369	$1,756,671	$(2,726,182)	$3,616,911	$(916,910)	$2,171,859
Net income	—	—	—	278,358	—	278,358
Other comprehensive loss, net of tax	—	—	—	—	(6,313)	(6,313)
Share repurchases	—	—	(204,406)	—	—	(204,406)
Issuance of treasury stock for stock option exercises	—	(425)	1,204	—	—	779
Issuance of treasury stock for restricted stock units vesting	—	(5,579)	4,184	—	—	(1,395)
Deferred compensation	—	(90)	92	—	—	2
Share-based compensation	—	22,330	—	—	—	22,330
Balance, September 30, 2025	$441,369	$1,772,907	$(2,925,108)	$3,895,269	$(923,223)	$2,261,214
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
The estimated enterprise fair value at the Acquisition Date was $357.2 million. The purchase price for the remaining 50% equity interest was $178.6 million, including working capital and other adjustments, and was subject to customary post-closing adjustments. The purchase price is comprised of cash consideration, a portion of which is a holdback payable following the Acquisition Date.
The transaction was accounted for as a business combination under the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations. Since Mattel held a 50% equity interest in Mattel163 immediately prior to the Acquisition Date and accounted for that investment under the equity method, Mattel remeasured its previously held equity interest to its estimated fair value of $178.6 million as of the Acquisition Date and recognized a gain of $147.9 million in other non-operating income, net in the consolidated statement of operations for the three months ended March 31, 2026. Accordingly, the gain is included in the consolidated statement of operations for the nine months ended September 30, 2026.
The fair value of Mattel's previously held equity interest was estimated using an income approach and incorporates significant unobservable inputs (Level 3), including projected future cash flows, long-term revenue growth rates, royalty rates, and discount rates.

Mattel allocated the total acquisition-date fair value to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date. The following table summarizes the preliminary allocation of the total acquisition-date fair value:

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
The excess of the total acquisition-date fair value over the preliminary fair value of the net identifiable assets acquired was recorded as goodwill. The goodwill recognized was primarily attributable to the assembled workforce and strategic benefits that are expected to be achieved. Approximately $39 million of the goodwill is expected to be deductible for income tax purposes.
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
During the three months ended September 30, 2026, Mattel recognized approximately $3 million and less than $1 million of acquisition-related expenses, including professional fees and integration expenses, within other selling and administrative expenses and cost of sales, respectively. During the nine months ended September 30, 2026, Mattel recognized approximately $9 million and $1 million of acquisition-related expenses, including professional fees and integration expenses, within other selling and administrative expenses and cost of sales, respectively. In addition, during the first quarter of 2026, Mattel recognized approximately $7 million of expense related to the settlement of a pre-existing relationship between Mattel and Mattel163, which was accounted for separately from the business combination and recorded within other selling and administrative expenses.
Pro forma and actual results of operations for this acquisition have not been presented because they are not material.
3.     Accounts Receivable, Net
Mattel estimates current expected credit losses based on collection history and management's assessment of the current economic trends, business environment, customers' financial condition, accounts receivable aging, and customer disputes that may impact the level of future credit losses. Accounts receivable were net of allowances for credit losses of $19.6 million, $8.4 million, and $17.4 million as of September 30, 2026, September 30, 2025, and December 31, 2025, respectively.

4.     Inventories
Inventories included the following:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Raw materials and work in process	$123,135	$99,289	$96,363
Finished goods	704,834	727,293	466,779
	$827,969	$826,582	$563,142
5.     Property, Plant, and Equipment, Net
Property, plant, and equipment, net included the following:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Land	$48,054	$48,480	$48,729
Buildings	392,013	374,028	372,966
Machinery and equipment	625,950	627,455	615,125
Software	233,372	235,394	229,408
Tools, dies, and molds	476,534	481,774	471,651
Leasehold improvements	137,770	110,028	109,261
Construction in progress	108,876	73,938	93,337
	2,022,569	1,951,097	1,940,477
Less: accumulated depreciation	(1,359,924)	(1,408,665)	(1,350,462)
	$662,645	$542,432	$590,015
Purchases of property, plant, and equipment within the consolidated statements of cash flows were adjusted for unpaid balances of $52.5 million, $25.9 million, and $50.2 million as of September 30, 2026, September 30, 2025, and December 31, 2025, respectively.
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
Mattel performed a quantitative goodwill impairment assessment as of August 1, 2026, and determined that goodwill was not impaired. The quantitative goodwill impairment assessment includes the use of certain assumptions and estimates to calculate the estimated fair value of Mattel's reporting units. To the extent assumptions, estimates, or market factors, including seasonality, differ from Mattel's current estimates, the estimated fair value of Mattel's reporting units may be susceptible to significant changes. The reporting unit that is most susceptible to changes in assumptions and estimates, given its smaller size, is American Girl, as excess fair value over carrying value is a lesser dollar and percentage value than the other reporting units.

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2026 is shown below. Mattel recognized additions to goodwill of approximately $194 million during the nine months ended September 30, 2026 related to the acquisition of Mattel163 in the first quarter of 2026. Brand-specific goodwill held by foreign subsidiaries is allocated to Mattel's reporting units based on the reporting unit selling those brands, thereby causing foreign currency translation impact.

	December 31, 2025	Acquisition	Currency Exchange Rate Impact	September 30, 2026
	(In thousands)
North America	$735,207	$124,055	$(489)	$858,773
International	447,391	69,783	(1,303)	515,871
American Girl	207,571	—	—	207,571
	$1,390,169	$193,838	$(1,792)	$1,582,215
Identifiable Intangible Assets, Net
Mattel's identifiable intangible assets, net consisted of the following:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Identifiable intangible assets	$969,423	$811,224	$808,830
Less: accumulated amortization	(512,495)	(466,556)	(471,725)
	$456,928	$344,668	$337,105
Mattel's amortizable identifiable intangible assets primarily consist of trademarks, trade names, and developed technology. Mattel recognized additions to amortizable identifiable intangible assets of approximately $161 million during the nine months ended September 30, 2026 related to the acquisition of Mattel163 in the first quarter of 2026. Mattel tests its amortizable identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Mattel's amortizable identifiable intangible assets were not impaired during the three and nine months ended September 30, 2026 and 2025.
7.     Accrued Liabilities
Accrued liabilities included the following:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Deferred income	$106,044	$52,384	$56,335
Royalties	106,035	87,099	90,828
Advertising and promotion	96,040	74,188	90,369
Lease liabilities	72,977	82,479	83,242
Incentive compensation	51,092	61,944	90,685

8.     Supplier Finance Program
Mattel has an agreement with a third-party financial institution that allows certain participating suppliers the opportunity to voluntarily finance payment obligations of Mattel under a supplier finance program. Under this program, participating suppliers may accelerate the timing of collection of their receivables due from Mattel, prior to their scheduled due dates, by selling one or more of their receivables at a discounted price to the third-party financial institution. The range of payment terms Mattel negotiates with suppliers is consistent, regardless of whether the suppliers participate in the supplier finance program, and Mattel does not have any economic interest in any suppliers' decision to participate in the supplier finance program. Suppliers participating in the program are able to select which individual Mattel invoices they sell to the third-party financial institution. All Mattel payments of the full amounts due to participating suppliers are paid on the invoice due date based on the terms originally negotiated with the supplier, regardless of whether the individual invoice due to the supplier is sold to the third-party financial institution. Included in Mattel's accounts payable in the consolidated balance sheets as of each of September 30, 2026, September 30, 2025, and December 31, 2025 were $164.6 million, $163.6 million, and $86.7 million of outstanding payment obligations due to suppliers, respectively, under the supplier finance program. All payment activities related to the supplier finance program were presented within operating activities in the consolidated statements of cash flows.
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
The Credit Agreement contains customary covenants, including, but not limited to, (a) restrictions on Mattel's and its subsidiaries' ability to merge and consolidate with other companies, dispose of all or substantially all assets, incur indebtedness, or grant liens or other security interests on assets, in each case, subject to certain customary exceptions and (b) the requirement that the obligations of Mattel under the Credit Facility be guaranteed by any existing or future direct or indirect domestic subsidiary of Mattel that guarantees other indebtedness of Mattel in an aggregate principal or committed amount in excess of $50 million, subject to certain customary exceptions. As of September 30, 2026, no subsidiaries of Mattel were required to guarantee the Credit Facility.
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
As of September 30, 2026, Mattel was in compliance with all covenants contained in the Credit Agreement. Mattel had no borrowings outstanding under the Credit Facility and no other short-term borrowings outstanding as of September 30, 2026, September 30, 2025, and December 31, 2025. Outstanding letters of credit under the Credit Facility totaled approximately $13 million, $9 million, and $9 million as of September 30, 2026, September 30, 2025, and December 31, 2025, respectively.
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
Long-term debt included the following:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
2010 Senior Notes due October 2040	$250,000	$250,000	$250,000
2011 Senior Notes due November 2041	300,000	300,000	300,000
2019 Senior Notes due December 2027	600,000	600,000	600,000
2021 Senior Notes due April 2026	—	600,000	—
2021 Senior Notes due April 2029	600,000	600,000	600,000
2025 Senior Notes due November 2030	600,000	—	600,000
Debt issuance costs and debt discount	(15,015)	(12,376)	(18,325)
	2,334,985	2,337,624	2,331,675
Less: current portion	—	(599,249)	—
Total long-term debt	$2,334,985	$1,738,375	$2,331,675

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
As of October 2026, Mattel has maintained credit ratings with Fitch of BBB- with a stable outlook, S&P of BBB with a stable outlook, and Moody's of Baa3 with a stable outlook. As a result of the current credit ratings and no events of default, the covenants limiting Mattel's ability to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, and make investments in unrestricted subsidiaries are suspended. Further certain provisions of the covenant limiting Mattel's ability to merge or consolidate, or sell, transfer, or otherwise dispose of substantially all of its assets and designate future guarantors are also suspended. If Mattel ceases to have credit ratings of BBB-, Baa3, and/or BBB- (or higher) from any two of S&P, Moody's, and Fitch, respectively, Mattel will thereafter be subject to the suspended covenants with respect to future events.
11.     Accumulated Other Comprehensive Income (Loss)
The following tables present changes in the accumulated balances for each component of other comprehensive income (loss), including current period other comprehensive income (loss) and reclassifications from accumulated other comprehensive income (loss):

	For the Three Months Ended September 30, 2026
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2026	$(7,001)	$(122,948)	$(749,953)	$(879,902)
Other comprehensive income (loss) before reclassifications	6,591	311	(14,310)	(7,408)
Amounts reclassified from accumulated other comprehensive income (loss)	4,564	1,509	—	6,073
Net change in other comprehensive income (loss)	11,155	1,820	(14,310)	(1,335)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2026	$4,154	$(121,128)	$(764,263)	$(881,237)

	For the Nine Months Ended September 30, 2026
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2025	$(16,716)	$(126,212)	$(747,638)	$(890,566)
Other comprehensive income (loss) before reclassifications	10,570	1,146	(19,342)	(7,626)
Amounts reclassified from accumulated other comprehensive income (loss)	10,300	3,938	2,717	16,955
Net change in other comprehensive income (loss)	20,870	5,084	(16,625)	9,329
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2026	$4,154	$(121,128)	$(764,263)	$(881,237)

	For the Three Months Ended September 30, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of June 30, 2025	$(26,279)	$(137,093)	$(753,538)	$(916,910)
Other comprehensive income (loss) before reclassifications	3,332	29	(9,893)	(6,532)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,159)	1,378	—	219
Net change in other comprehensive income (loss)	2,173	1,407	(9,893)	(6,313)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2025	$(24,106)	$(135,686)	$(763,431)	$(923,223)

	For the Nine Months Ended September 30, 2025
	Derivative Instruments	Employee Benefit Plans	Currency Translation Adjustments	Total
	(In thousands)
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of December 31, 2024	$14,307	$(139,663)	$(869,096)	$(994,452)
Other comprehensive income (loss) before reclassifications	(50,530)	92	105,665	55,227
Amounts reclassified from accumulated other comprehensive income (loss)	12,117	3,885	—	16,002
Net change in other comprehensive income (loss)	(38,413)	3,977	105,665	71,229
Accumulated Other Comprehensive Income (Loss), Net of Tax, as of September 30, 2025	$(24,106)	$(135,686)	$(763,431)	$(923,223)

The following tables present the classification and amount of the reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations:

	For the Three Months Ended
	September 30, 2026	September 30, 2025	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
(Loss) gain on foreign currency forward exchange and other contracts	$(4,957)	$1,217	Cost of sales
Tax effect	393	(58)	Provision for/benefit from income taxes
	$(4,564)	$1,159	Net income/loss
Employee Benefit Plans:
Amortization of prior service (cost) credit (a)	$(48)	$449	Other non-operating income/expense, net
Recognized actuarial loss (a)	(2,042)	(2,100)	Other non-operating income/expense, net
	(2,090)	(1,651)
Tax effect	581	273	Provision for/benefit from income taxes
	$(1,509)	$(1,378)	Net income/loss

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Statements of Operations Classification
	(In thousands)
Derivative Instruments:
Loss on foreign currency forward exchange and other contracts	$(10,792)	$(12,098)	Cost of sales
Tax effect	492	(19)	Provision for/benefit from income taxes
	$(10,300)	$(12,117)	Net income/loss
Employee Benefit Plans:
Amortization of prior service (cost) credit (a)	$(147)	$1,349	Other non-operating income/expense, net
Recognized actuarial loss (a)	(6,126)	(6,294)	Other non-operating income/expense, net
	(6,273)	(4,945)
Tax effect	2,335	1,060	Provision for/benefit from income taxes
	$(3,938)	$(3,885)	Net income/loss
(a)The amortization of prior service (cost) credit and recognized actuarial loss are included in the computation of net periodic benefit cost. Refer to "Note 16 to the Consolidated Financial Statements—Employee Benefit Plans" for additional information regarding Mattel's net periodic benefit cost.
Currency Translation Adjustments
During the nine months ended September 30, 2026, currency translation adjustments, before reclassification, resulted in a net loss of $19.3 million, primarily due to the weakening of the Euro, Indonesian rupiah, and British pound sterling against the U.S. dollar, partially offset by the strengthening of the Chinese yuan against the U.S. dollar. In connection with the acquisition of Mattel163, $2.7 million of accumulated currency translation losses related to Mattel's previously held equity interest were recognized in other non-operating (income) expense, net within the consolidated statement of operations.
During the nine months ended September 30, 2025, currency translation adjustments resulted in a net gain of $105.7 million, primarily due to the strengthening of the Russian ruble, Mexican peso, and British pound sterling against the U.S. dollar.

12.     Foreign Currency Transaction Exposure
Currency transaction gains (losses) included in the consolidated statements of operations were as follows:

	For the Three Months Ended
	September 30, 2026	September 30, 2025	Statements of Operations Classification
	(In thousands)
Currency transaction losses, net	$(5,611)	$(4,128)	Operating income/loss
Currency transaction (losses) gains, net	(934)	72	Other non-operating income/expense, net
Currency transaction losses, net	$(6,545)	$(4,056)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Statements of Operations Classification
	(In thousands)
Currency transaction losses, net	$(13,890)	$(1,473)	Operating income/loss
Currency transaction losses, net	(2,427)	(8,333)	Other non-operating income/expense, net
Currency transaction losses, net	$(16,317)	$(9,806)
13.     Derivative Instruments
Mattel seeks to mitigate its exposure to foreign currency transaction risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts. Mattel uses foreign currency forward exchange contracts as cash flow hedges primarily to hedge its purchases and sales of inventory denominated in foreign currencies. These contracts have maturity dates of up to 24 months. These derivative instruments are designated as cash flow hedges, and are reported in Mattel's consolidated balance sheets at fair value, with changes in the fair value recorded in other comprehensive income ("OCI") and subsequently reclassified into earnings when the hedged transactions are recognized in earnings. Mattel uses foreign currency forward exchange contracts to hedge intercompany loans and advances denominated in foreign currencies. Mattel does not use hedge accounting for these contracts, and as such, changes in fair value are recorded in the period of change in the consolidated statements of operations. Mattel utilizes derivative contracts to hedge certain purchases of commodities, which were not material. As of September 30, 2026, September 30, 2025, and December 31, 2025, Mattel held foreign currency forward exchange contracts and other commodity derivative instruments, with notional amounts of approximately $815 million, $840 million, and $677 million, respectively.

The following tables present Mattel's derivative assets and liabilities:

	Derivative Assets
	Balance Sheet Classification	Fair Value
		September 30, 2026	September 30, 2025	December 31, 2025
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$12,937	$1,802	$854
Foreign currency forward exchange and other contracts	Other noncurrent assets	1,279	65	15
Total Derivatives Designated as Hedging Instruments		$14,216	$1,867	$869
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Prepaid expenses and other current assets	$1,104	$1,030	$469
Total Derivatives Not Designated as Hedging Instruments		$1,104	$1,030	$469
		$15,320	$2,897	$1,338

	Derivative Liabilities
	Balance Sheet Classification	Fair Value
		September 30, 2026	September 30, 2025	December 31, 2025
		(In thousands)
Derivatives Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$5,189	$20,735	$14,781
Foreign currency forward exchange and other contracts	Other noncurrent liabilities	722	4,129	1,257
Total Derivatives Designated as Hedging Instruments		$5,911	$24,864	$16,038
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward exchange and other contracts	Accrued liabilities	$537	$1,254	$295
Total Derivatives Not Designated as Hedging Instruments		$537	$1,254	$295
		$6,448	$26,118	$16,333

The following tables present the classification and amount of gains and losses, net of tax, from derivatives reported in the consolidated statements of operations:

	Derivatives Designated as Hedging Instruments
	For the Three Months Ended
	September 30, 2026	September 30, 2025	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains recognized in OCI	$6,591	$3,332
Amount of (losses) gains reclassified from accumulated OCI to the consolidated statements of operations	(4,564)	1,159	Cost of sales

	Derivatives Designated as Hedging Instruments
	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Statements of Operations Classification
	(In thousands)
Foreign Currency Forward Exchange and Other Contracts:
Amount of gains (losses) recognized in OCI	$10,570	$(50,530)
Amount of losses reclassified from accumulated OCI to consolidated statements of operations	(10,300)	(12,117)	Cost of sales

The gains and losses reclassified from accumulated other comprehensive loss to the consolidated statements of operations during the three and nine months ended September 30, 2026 and 2025 were offset by the recognition of the underlying hedged transactions.
As of September 30, 2026, approximately $7 million of net gains included in accumulated other comprehensive income (loss) are expected to be reclassified into the consolidated statements of operations within the next twelve months.

	Derivatives Not Designated as Hedging Instruments
	For the Three Months Ended
	September 30, 2026	September 30, 2025	Statements of Operations Classification
	(In thousands)
Amount of Net Losses Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$(1,139)	$(172)	Other non-operating income/expense, net

	Derivatives Not Designated as Hedging Instruments
	For the Nine Months Ended
	September 30, 2026	September 30, 2025	Statements of Operations Classification
	(In thousands)
Amount of Net Gains Recognized in the Statements of Operations:
Foreign currency forward exchange and other contracts	$636	$8,046	Other non-operating income/expense, net

The net gains and losses on foreign currency forward exchange and other contracts recognized in the consolidated statements of operations during the three and nine months ended September 30, 2026 and September 30, 2025 were offset by foreign currency transaction gains and losses on the related underlying balances.
14.     Fair Value Measurements
The following tables present information about Mattel's financial assets and liabilities measured and reported in the financial statements at fair value on a recurring basis as of September 30, 2026, September 30, 2025, and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value. The three levels of the fair value hierarchy are as follows:
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

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$15,320	$—	$15,320
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$6,448	$—	$6,448

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$2,897	$—	$2,897
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$26,118	$—	$26,118

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Foreign currency forward exchange and other contracts (a)	$—	$1,338	$—	$1,338
Liabilities:
Foreign currency forward exchange and other contracts (a)	$—	$16,333	$—	$16,333
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
The estimated fair value of Mattel's long-term debt was $2.22 billion (compared to an aggregate principal amount of $2.35 billion) as of September 30, 2026, $2.31 billion (compared to an aggregate principal amount of $2.35 billion) as of September 30, 2025, and $2.32 billion (compared to an aggregate principal amount of $2.35 billion) as of December 31, 2025. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and were classified as Level 2 within the fair value hierarchy.
15.     Earnings Per Share
The following table reconciles basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands, except per share amounts)
Basic:
Net income	$353,604	$278,358	$396,419	$291,390
Weighted-average number of common shares	286,100	315,834	290,808	322,255
Basic net income per common share	$1.24	$0.88	$1.36	$0.90

Diluted:
Net income	$353,604	$278,358	$396,419	$291,390
Weighted-average number of common shares	286,100	315,834	290,808	322,255
Dilutive share-based awards (a)	690	2,234	1,962	2,874
Weighted-average number of common and potential common shares	286,790	318,068	292,770	325,129
Diluted net income per common share	$1.23	$0.88	$1.35	$0.90
(a)For the three and nine months ended September 30, 2026, share-based awards totaling 7.0 and 7.1 million common shares, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive. For the three and nine months ended September 30, 2025, share-based awards totaling 5.3 million common shares and 6.3 million common shares, respectively, were excluded from the calculation of diluted net income per common share because their effect would be antidilutive.
16.    Employee Benefit Plans
Mattel and certain of its subsidiaries have qualified and nonqualified retirement plans covering substantially all employees of these companies, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 4 to the Consolidated Financial Statements–Employee Benefit Plans" in the 2025 Annual Report on Form 10-K.

The components of Mattel's net periodic benefit cost for defined benefit pension plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Service cost	$899	$872	$2,721	$2,543
Interest cost	4,670	5,189	14,086	15,379
Expected return on plan assets	(3,627)	(4,422)	(10,884)	(13,177)
Amortization of prior service cost	48	50	147	149
Recognized actuarial loss	2,120	2,173	6,359	6,513
Net periodic benefit cost	$4,110	$3,862	$12,429	$11,407

The components of Mattel's net periodic benefit credit for postretirement benefit plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Interest cost	$26	$36	$79	$108
Amortization of prior service credit	—	(499)	—	(1,498)
Recognized actuarial gain	(78)	(73)	(233)	(219)
Net periodic benefit credit	$(52)	$(536)	$(154)	$(1,609)

Mattel's service cost component is recorded within operating income while other components of net periodic benefit costs for defined benefit pension and postretirement benefit plans are recorded within other non-operating (income) expense, net.
During the nine months ended September 30, 2026, Mattel made cash contributions totaling approximately $4 million related to its defined benefit pension and postretirement benefit plans. During the remainder of 2026, Mattel expects to make additional cash contributions of approximately $10 million.
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

Compensation expense related to stock options, RSUs, and performance awards was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Stock option compensation expense	$—	$400	$402	$1,431
RSU compensation expense	12,192	14,901	39,926	43,370
Performance award compensation expense	(13,073)	7,029	(8,302)	16,153
	$(881)	$22,330	$32,026	$60,954
Share-based compensation for the three and nine months ended September 30, 2026 included the reversal of previously recognized compensation expense resulting from the expected forfeiture of unvested share-based awards in connection with the resignation and subsequent departure of Mattel’s former Chief Executive Officer, which occurred on September 29, 2026 and October 2, 2026, respectively.
As of September 30, 2026, $94.3 million of compensation expense related to unvested share-based awards remained unrecognized and is expected to be recognized over a weighted-average period of 2.0 years.
Mattel uses treasury shares purchased under its share repurchase program to satisfy exercises of stock options and the vesting of RSUs and performance awards. Cash received from stock option exercises, net of taxes, was $3.6 million and $5.5 million for the nine months ended September 30, 2026 and 2025, respectively.
On May 1, 2026, annual performance awards were granted to officers and key employees of Mattel under the 2026 LTIP. Those awards may be earned based on Mattel's performance against three-year cumulative Adjusted Net Income goals and Mattel's relative Total Shareholder Return ("TSR"), as measured over the applicable performance periods. Performance awards granted under the 2025 LTIP may be earned based on Mattel's relative TSR over a three-year performance measurement period. Performance awards granted prior to 2025 that impact the periods presented may be earned based on Mattel's performance against three-year cumulative Adjusted Free Cash Flow targets, with the final payout subject to modification based on Mattel's relative TSR over the same periods. The actual number of shares earned under both the 2026 LTIP and prior LTIP awards may range from 0% to 200% of the target award, depending on performance against the applicable metrics. The grant-date fair value of the annual performance awards is recognized over the service period, which commences on the date of grant and ends upon the completion of the performance period and approval of applicable company performance measures and relative TSR for the respective performance periods.
In October 2026, Mattel granted certain share-based awards to new executive officers, in connection with their commencement of employment:
(i)a Make-Whole RSU award totaling 0.5 million restricted stock units with an estimated grant date fair value of $7.7 million. The award vested upon grant but it is subject to repayment if employment is terminated under certain circumstances during the two-year period following the executive's start date. The repayment provisions result in a substantive two-year service condition and, accordingly compensation in the amount subject to repayment will be recognized over the two-year service period.
(ii)Inducement Performance-Based RSU awards ("Inducement PSU") totaling 0.7 million performance-based restricted stock units, which will cliff vest at the end of the three-year performance period beginning on the respective grant dates, generally subject to continued employment with Mattel and Mattel achieving a specified relative total shareholder return ("TSR") performance. The grant date fair value of the awards was estimated using a Monte Carlo valuation methodology and totaled $8.5 million, in aggregate, which will be recognized over the respective three-year service periods.
(iii)Annual Long-Term Incentive Awards totaling 0.5 million performance awards granted under the 2026 LTIP and 0.5 million RSUs with terms consistent with Mattel’s 2026 annual equity awards to other senior executives. The estimated grant date fair values of the performance awards and the RSUs were $9.2 million and $8.7 million, respectively.
The aggregate estimated grant-date fair value of these awards was approximately $34.1 million, which will be recognized as compensation expense over the applicable service periods.

18.     Other Selling and Administrative Expenses
Other selling and administrative expenses included the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Design and development (a)	$67,873	$54,528	$198,180	$150,706
Identifiable intangible asset amortization	10,895	7,906	30,752	23,559
(a)Design and development expenses included incentive and share-based compensation expenses totaling approximately $1 million and $12 million during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, incentive and share-based compensation expenses were not included in design and development expenses and were not material.
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Cost of sales (a)	$207	$2,432	$1,047	$6,123
Other selling and administrative expenses (b)	2,133	307	19,669	19,799
	$2,340	$2,739	$20,716	$25,922
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
The following tables summarize Mattel's severance and other restructuring charges activity within operating income related to the OPG program:

	Liability at December 31, 2025	Charges	Payments/Utilization	Liability at September 30, 2026
	(In thousands)
Severance	$16,590	$19,518	$(25,099)	$11,009
Other restructuring charges (a)	67	1,198	(1,169)	96
	$16,657	$20,716	$(26,268)	$11,105

	Liability at December 31, 2024	Charges	Payments/Utilization	Liability at September 30, 2025
	(In thousands)
Severance	$32,661	$17,551	$(34,902)	$15,310
Other restructuring charges (a)	10	8,371	(8,302)	79
	$32,671	$25,922	$(43,204)	$15,389
(a)Other restructuring charges consist primarily of expenses associated with the consolidation of manufacturing and distribution facilities.
As of September 30, 2026, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $136 million, which included approximately $25 million of severance charges recorded within other selling and administrative expenses during 2023. Cumulative other restructuring charges include approximately $5 million of non-cash charges. Total cash expenditures are expected to be up to approximately $140 million, and total non-cash charges are expected to be approximately $5 million.
20.     Income Taxes
Mattel's provision for income taxes was $96.8 million and $64.6 million for the three and nine months ended September 30, 2026, respectively, and $86.9 million and $72.5 million for the three and nine months ended September 30, 2025, respectively. Mattel recognized a net discrete income tax expense of $9.9 million for the three months ended September 30, 2026, primarily related to income tax expense associated with International Emergency Economic Powers Act ("IEEPA") tariff refunds, partially offset by discrete tax benefits related to previously unrecognized tax benefits. Mattel recognized a net discrete income tax expense of $10.7 million for the nine months ended September 30, 2026, primarily related to income tax expense associated with IEEPA tariff refunds and interest expense accrued on previously unrecognized tax benefits, partially offset by discrete tax benefits related to previously unrecognized tax benefits. Mattel recognized a net discrete income tax benefit of $2.3 million during the three months ended September 30, 2025. Mattel recognized a net discrete income tax benefit of $12.6 million for the nine months ended September 30, 2025, primarily related to a change in its indefinite reinvestment assertion with respect to certain foreign subsidiary earnings.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the three and nine months ended September 30, 2026 and 2025, Mattel had no changes to the valuation allowance recorded against its deferred tax assets.
On July 4, 2025, H.R.1 - the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA contains significant provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective for the tax year beginning after December 31, 2024, and others effective for tax years beginning after December 31, 2025. Mattel has evaluated the OBBBA provisions that have been enacted and has included the related impact in the provision for income taxes for the three and nine months ended September 30, 2026.
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
In October 2019, Mattel reached an agreement with Yellowstone's former counsel regarding payment of the attorney's fees portion of the judgment. In November 2019, Yellowstone initiated an action to enforce its judgment against Mattel, but did not account for an offset for Mattel's counterclaim. In January 2020, Mattel obtained an injunction, staying Yellowstone's enforcement action pending resolution of Mattel's appeal to enforce the parties' April 2018 settlement. As of September 30, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
Litigation Related to the Fisher-Price Rock 'n Play Sleeper
A products liability lawsuit filed in April 2023 remains pending against Fisher-Price, Inc. and Mattel, Inc. alleging that a product defect in the Fisher-Price Rock 'n Play Sleeper (the "Sleeper") caused the fatality of a child. In August 2026, a settlement in that case was reached, which is subject to court approval. A similar products liability lawsuit was filed in October 2026 in Los Angeles Superior Court. More than sixty other lawsuits involving the Sleeper have been settled and/or dismissed.
The lawsuits seek compensatory damages, punitive damages, attorneys' fees, costs, and interest. Mattel believes that it has substantial defenses to the allegations made and intends to vigorously defend against them. As of September 30, 2026, Mattel assessed its probable loss related to the matter and has accrued an estimated liability, which is not material.
Insurance Litigation
On January 6, 2023, Mattel, Inc. and Fisher-Price, Inc. filed a lawsuit against their products liability insurers in the Superior Court of the State of Delaware seeking a declaratory judgment regarding the obligations of the insurers to defend and indemnify Mattel for the Sleeper products liability lawsuits. On March 28, 2025 and June 2, 2025, the court issued summary judgment rulings which determined, among other things, that the Sleeper products liability claims constitute a single occurrence under Mattel's insurance policies, and that each claim is allocated to the policy year in which the incident occurred. In February 2026, the parties entered into a stipulation, which the court subsequently entered, permitting an immediate appeal to the Delaware Supreme Court of the issues decided to date. As of September 30, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
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
The lawsuits seek unspecified compensatory damages, punitive and treble damages, statutory damages, restitution, rescission, disgorgement, attorneys' fees, costs, interest, and injunctive relief. Mattel believes that it has substantial defenses to the allegations in the lawsuits and, to the extent the settlement is not finalized or approved, intends to vigorously defend against them. As of September 30, 2026, Mattel assessed its probable loss related to this matter and has accrued an estimated liability, which is not material.
U.S. Tariff Recovery
In February 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA on goods imported into the United States were unauthorized. On March 4, 2026, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection ("CBP") to process refunds of the IEEPA tariffs. CBP subsequently implemented a phased refund process through its Consolidated Administration and Processing of Entries system, launching Phase 1 on April 20, 2026 and Phase 2 on June 29, 2026, and Phase 3 on October 6, 2026, initially for certain eligible importers. The CIT's refund order has been appealed, and the IEEPA tariffs and related refund framework remain subject to ongoing legal proceedings, further guidance from CBP, as well as other refund process developments. Following the U.S. Supreme Court's decision on IEEPA tariffs, temporary global tariffs were imposed on imports under Section 122 of the Trade Act of 1974 ("Section 122"), which expired on July 24, 2026. These Section 122 tariffs are currently subject to legal challenge and in May 2026, the CIT issued a ruling that the Section 122 tariffs are unauthorized by the statute, although this ruling is currently stayed pending appeal. Following the expiration of the Section 122 tariffs, additional tariffs have been imposed under Section 301 of the Trade Act of 1974 and other statutory authorities.

Mattel accounts for potential refunds of IEEPA tariffs as gain contingencies. During the three and nine months ended September 30, 2026, Mattel received and recognized approximately $88 million of tariff refunds under Phase 2 of the IEEPA tariff refund process as a reduction to cost of sales. Mattel also received approximately $4 million of related interest, which was recognized as interest income. The tariff refunds recognized and received under Phase 1 of the IEEPA refund process were not material. As of September 30, 2026, Mattel had not recognized a receivable for additional IEEPA tariff refunds because they were not realized or realizable. The amount and timing of any additional tariff refunds remain uncertain, and additional refunds, if recognized, could be material.
Litigation Related to IEEPA Tariffs
In July and August 2026, three putative class actions were filed in the United States District Court for the Central District of California against Mattel, Inc., American Girl, LLC, and/or American Girl Brands, LLC asserting claims for unjust enrichment, money had and received, unfair competition under section 17200 of the California Business & Professions Code, and declaratory judgment in connection with IEEPA tariff refunds. In general, the lawsuits allege that Mattel and American Girl should not be able to retain IEEPA refunds they receive if costs associated with those tariffs were previously passed on to consumers. The lawsuits propose a nationwide class of consumers who purchased products with raised prices due to government tariffs.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
North America Segment:
Net sales	$1,014,002	$978,091	$2,063,463	$1,980,252
Less:
Cost of sales (a)	430,408	487,483	1,001,605	1,009,492
Advertising and promotion expenses	70,092	55,263	176,103	128,791
Other selling and administrative expenses	128,834	120,147	374,585	349,888
North America segment expenses	629,334	662,893	1,552,293	1,488,171
North America segment income	$384,668	$315,198	$511,170	$492,081

International Segment:
Net sales	$792,688	$757,881	$1,730,724	$1,600,911
Less:
Cost of sales (a)	385,113	375,809	862,254	796,365
Advertising and promotion expenses	73,222	62,874	184,381	138,668
Other selling and administrative expenses	125,528	110,590	373,503	319,020
International segment expenses	583,863	549,273	1,420,138	1,254,053
International segment income	$208,825	$208,608	$310,586	$346,858

Total Reportable Segments:
Net sales	$1,806,690	$1,735,972	$3,794,187	$3,581,163
Less:
Total segment expenses	1,213,197	1,212,166	2,972,431	2,742,224
Total segment income	$593,493	$523,806	$821,756	$838,939
(a)Cost of sales included the impact of severance and other restructuring charges of less than $1 million and approximately $2 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and approximately $1 million and $6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, which were allocated to the North America and International segments.

The following table is a reconciliation of segment income to income before income taxes for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Total segment income	$593,493	$523,806	$821,756	$838,939
Unallocated corporate and other operating expenses (a)	117,227	143,957	437,298	433,571
Total operating income	476,266	379,849	384,458	405,368
Interest expense	31,877	29,416	94,715	88,004
Interest (income)	(8,936)	(9,027)	(26,623)	(37,344)
Other non-operating expense (income), net	2,900	965	(141,058)	12,588
Income before income taxes	$450,425	$358,495	$457,424	$342,120
(a)For the three months ended September 30, 2026 and September 30, 2025, unallocated corporate and other operating expenses included the impact of: 1) incentive compensation of approximately $(2) million and $8 million, respectively, 2) share-based compensation of approximately $(1) million and $22 million, respectively, and 3) severance and other restructuring charges of approximately $3 million and $1 million, respectively.
For the nine months ended September 30, 2026 and September 30, 2025, unallocated corporate and other operating expenses included the impact of: 1) incentive compensation of approximately $46 million and $51 million, respectively, 2) share-based compensation of approximately $32 million and $61 million, respectively, and 3) severance and other restructuring charges of approximately $22 million and $24 million, respectively.
The following tables present information regarding depreciation and amortization by segment, as well as assets by segment.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Depreciation and Amortization by Segment
North America	$26,706	$22,797	$76,048	$68,920
International	17,548	13,916	50,216	42,026
	44,254	36,713	126,264	110,946
Corporate and other	6,348	4,869	17,022	15,008
Depreciation and amortization	$50,602	$41,582	$143,286	$125,954
Segment assets were comprised of accounts receivable and inventories, net of applicable reserves and allowances.

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Assets by Segment
North America	$1,100,920	$1,166,907	$810,153
International	1,004,991	957,990	760,346
	2,105,911	2,124,897	1,570,499
Corporate and other	122,180	91,985	90,247
Accounts receivable and inventories, net	$2,228,091	$2,216,882	$1,660,746

Geographic Information
The following table presents information regarding Mattel's net sales by geographic area. Net sales are attributed to countries based on the location of the customer:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In thousands)
Net Sales by Geographic Area
North America	$1,014,002	$978,091	$2,063,463	$1,980,252
International
EMEA	431,090	424,037	964,118	898,612
Latin America	240,413	230,339	454,471	423,551
Asia Pacific	121,185	103,505	312,135	278,748
Total International	792,688	757,881	1,730,724	1,600,911
Net sales	$1,806,690	$1,735,972	$3,794,187	$3,581,163

23.     New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides the option to apply a practical expedient to address implementation challenges related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under revenue recognition (Topic 606) and assets acquired through business combinations. The practical expedient allows entities to assume that current conditions as of the balance sheet date remain unchanged over the life of these assets when developing forecasts. The guidance allows entities to bypass the requirement to incorporate macro-economic data into their forecast when such data is not expected to materially affect the estimate. Mattel adopted the guidance in ASU 2025-05 effective January 1, 2026 prospectively and applied the practical expedient. The adoption of this new accounting standard did not have a material impact on Mattel's consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of Topic 270 and interim disclosure requirements, including a principle requiring disclosure of events since the end of the most recent annual reporting period that have a material impact on an entity. The amendments are effective for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Mattel is currently evaluating the impact of ASU 2025-11 on its interim financial statement disclosures.

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
Recent Developments
On September 30, 2026, Mattel announced the appointment of Roger Lynch as Chairman of the Board and Chief Executive Officer. Mr. Lynch became Chairman of the Board effective October 2, 2026 and Chief Executive Officer effective October 12, 2026. Mr. Lynch has served as a member of Mattel's Board of Directors since 2018 and previously served as Mattel's Independent Lead Director. On October 19, 2026, Mattel announced the appointment of Peter Griffith as Chief Financial Officer and a member of the Board of Directors, effective October 20, 2026. On October 21, 2026, Mattel entered into a cooperation agreement with EdgePoint Investment Group Inc. and appointed Lee Matheson, a Partner at EdgePoint, to the Board of Directors.
In the third quarter of 2026, net sales increased 4% compared to the third quarter of 2025, gross margin increased to 54.8% from 50.0%, and operating income increased approximately $96 million to $476.3 million. The increase in gross margin and operating income benefited from approximately $88 million of refunds related to tariffs previously paid under the International Emergency Economic Powers Act ("IEEPA"), which Mattel received and recognized during the third quarter of 2026.
Global trade policy continues to evolve, and the ultimate impact of recent developments with respect to U.S. tariffs remains uncertain. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA on goods imported into the United States were unauthorized and subsequently a phased refund process was implemented, including the launch of Phase 3 on October 6, 2026 for certain eligible importers. The U.S. Court of International Trade’s refund order has been appealed and the IEEPA tariffs and related refund framework remain subject to ongoing legal proceedings, further guidance from U.S. Customs and Border Protection, as well as other refund process developments. Following the U.S. Supreme Court's decision on IEEPA tariffs, temporary global tariffs were imposed on imports under Section 122 of the Trade Act of 1974 ("Section 122"), which expired on July 24, 2026. These Section 122 tariffs are currently subject to legal challenge and in May 2026, the CIT issued a ruling that the Section 122 tariffs are unauthorized by the statute, although this ruling is currently stayed pending appeal. Following the expiration of the Section 122 tariffs, additional tariffs have been imposed under Section 301 of the Trade Act of 1974 and other statutory authorities. Accordingly, the ultimate availability, timing, and amount of any additional tariff refunds remain uncertain, but if recognized, could be material. As of September 30, 2026, Mattel had not recognized a receivable for additional IEEPA tariff refunds because they were not realized or realizable.
There remains substantial uncertainty regarding the duration of existing and newly announced or planned tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, suspended, or invalidated, and the impacts of such actions on Mattel's business. Mattel continues to monitor and evaluate these developments and assess their potential impact on Mattel's business, financial condition, and results of operations.
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
Results of Operations—Third Quarter
Consolidated Results
The following table presents Mattel's consolidated results for the third quarter of 2026 and 2025:

	For the Three Months Ended				Year/Year Change
	September 30, 2026		September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$1,806.7		$1,736.0		4%
Cost of sales	817.1	45.2%	867.7	50.0%	-6%	(480)
Gross profit	989.6	54.8%	868.3	50.0%	14%	480
Advertising and promotion expenses	143.3	7.9%	118.1	6.8%	21%	110
Other selling and administrative expenses	370.0	20.5%	370.3	21.3%	—%	(80)
Operating income	476.3	26.4%	379.8	21.9%	25%	450
Interest expense	31.9	1.8%	29.4	1.7%	8%	10
Interest (income)	(8.9)	-0.5%	(9.0)	-0.5%	-1%	—
Other non-operating expense, net	2.9		1.0
Income before income taxes	450.4	24.9%	358.5	20.7%	26%	420
Provision for income taxes	96.8		86.9
(Income) from equity method investments	—		(6.7)
Net income	$353.6	19.6%	$278.4	16.0%	27%	360
Sales
Net sales in the third quarter of 2026 were $1.81 billion, an increase of $70.7 million, or 4%, as compared to $1.74 billion in the third quarter of 2025. The increase in net sales was due to an increase in gross billings of $87.8 million, partially offset by an increase in sales adjustments of $17.1 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the third quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$703.2	$674.1	4%	1%
Vehicles	679.8	626.2	9%	1%
Infant, Toddler, and Preschool	220.8	262.5	-16%	1%
Action Figures, Building Sets, Games, and Other	450.8	404.0	12%	—%
Gross Billings	$2,054.6	$1,966.8	4%	1%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$374.6	$413.9	-9%	1%
Hot Wheels	585.5	547.2	7%	1%
Fisher-Price	186.2	215.4	-14%	1%
Other	908.4	790.2	15%	—%
Gross Billings	$2,054.6	$1,966.8	4%	1%
Gross billings were $2.05 billion in the third quarter of 2026, an increase of $87.8 million, or 4%, as compared to $1.97 billion in the third quarter of 2025, with a favorable impact from changes in currency exchange rates of one percentage point. The increase in gross billings was primarily due to higher billings of Vehicles, Action Figures, Building Sets, Games, and Other, and Dolls, partially offset by lower billings of Infant, Toddler, and Preschool.
Dolls gross billings increased 4%, of which 13% was due to higher billings of partner brands, including the benefit from KPop Demon Hunters (Netflix), partially offset by lower billings of Barbie of 6% and lower billings of Polly Pocket of 3%.
Vehicles gross billings increased 9%, of which 6% was due to higher billings of Hot Wheels and 2% was due to higher billings of Cars (Disney Pixar).
Infant, Toddler, and Preschool gross billings decreased 16%, of which 11% was due to lower billings of Fisher-Price and 4% was due to lower billings of Preschool Entertainment.
Action Figures, Building Sets, Games, and Other gross billings increased 12%, of which 9% was due to higher billings of Games, which benefited from Mattel163's contribution, and 5% was due to higher billings of Action Figures, partially offset by lower billings of Building Sets of 3%.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $247.9 million in the third quarter of 2026 from $230.8 million in the third quarter of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 13.7% in the third quarter of 2026, as compared to 13.3% in the third quarter of 2025.

Cost of Sales
Cost of sales decreased by $50.6 million, or 6%, to $817.1 million in the third quarter of 2026 from $867.7 million in the third quarter of 2025. Within cost of sales, product and other costs decreased by $70.7 million, or 10%, to $617.3 million in the third quarter of 2026 from $688.0 million in the third quarter of 2025, which benefited from $88.4 million of IEEPA tariff refunds received in the third quarter of 2026. Royalty expense increased by $14.9 million, or 17%, to $103.3 million in the third quarter of 2026 from $88.5 million in the third quarter of 2025. Freight and logistics expenses increased by $5.2 million, or 6%, to $96.4 million in the third quarter of 2026, as compared to $91.3 million in the third quarter of 2025.
Gross Margin
Gross margin increased to 54.8% in the third quarter of 2026 from 50.0% in the third quarter of 2025. The increase in gross margin was primarily due to the benefit from IEEPA tariff refunds received of 490 basis points, Mattel163's contribution of 60 basis points, favorable foreign currency exchange impact of 60 basis points, and other factors totaling 150 basis points, partially offset by cost inflation of 200 basis points and higher royalty expense of 80 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 7.9% in the third quarter of 2026, as compared to 6.8% in the third quarter of 2025. The increase was primarily due to expenses associated with Mattel163, and investments in brand and marketing during the quarter.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $370.0 million, or 20.5% of net sales, in the third quarter of 2026, relatively flat as compared to $370.3 million, or 21.3% of net sales, in the third quarter of 2025. The changes in other selling and administrative expenses included lower share-based compensation and incentive expense of $34.0 million, including forfeitures associated with the departure of Mattel’s former Chief Executive Officer, offset by higher investments of $20.4 million, and higher Mattel163-related and other expenses of $13.3 million.
Interest Expense
Interest expense increased to $31.9 million in the third quarter of 2026, as compared to $29.4 million in the third quarter of 2025. The slight increase was primarily due to higher average interest rates on outstanding long-term debt in the third quarter of 2026.
Interest Income
Interest income was $8.9 million in the third quarter of 2026, relatively flat as compared to $9.0 million in the third quarter of 2025.
Provision for Income Taxes
Mattel's provision for income taxes was $96.8 million in the third quarter of 2026, as compared to $86.9 million in the third quarter of 2025. The increase in provision for income taxes was primarily due to discrete tax items. During the third quarter of 2026, Mattel recognized a net discrete income tax expense of $9.9 million primarily related to the income tax expense associated with IEEPA tariff refunds, partially offset by discrete tax benefits related to previously unrecognized tax benefits. During the third quarter of 2025, Mattel recognized a net discrete income tax benefit of $2.3 million.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the third quarter of 2026 and 2025, there were no changes to Mattel's valuation allowance.

Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the third quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Net Sales	$1,014.0	$978.1	4%	—%
Segment Income	384.7	315.2	22%
Net sales for the North America segment in the third quarter of 2026 were $1.01 billion, an increase of $35.9 million, or 4%, as compared to $978.1 million in the third quarter of 2025. The increase in net sales was primarily due to an increase in gross billings of $45.7 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$416.1	$393.8	6%	—%
Vehicles	304.8	276.5	10%	—%
Infant, Toddler, and Preschool	124.4	157.1	-21%	—%
Action Figures, Building Sets, Games, and Other	260.3	232.5	12%	—%
Gross Billings	$1,105.6	$1,059.9	4%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$209.0	$234.2	-11%	—%
Hot Wheels	252.2	235.7	7%	—%
Fisher-Price	107.7	129.9	-17%	—%
Other	536.7	460.2	17%	—%
Gross Billings	$1,105.6	$1,059.9	4%	—%
Gross billings for the North America segment were $1.11 billion in the third quarter of 2026, an increase of $45.7 million, or 4%, as compared to $1.06 billion in the third quarter of 2025. The increase in the North America segment gross billings was due to higher billings of Vehicles, Action Figures, Building Sets, Games, and Other, and Dolls, partially offset by lower billings of Infant, Toddler, and Preschool.
Dolls gross billings increased 6%, of which 11% was due to higher billings of partner brands, including the benefit from KPop Demon Hunters (Netflix), and 3% was due to higher billings of Monster High, partially offset by lower billings of Barbie of 6%.
Vehicles gross billings increased 10%, of which 6% was due to higher billings of Hot Wheels and 3% was due to higher billings of Cars (Disney Pixar).
Infant, Toddler, and Preschool gross billings decreased 21%, of which 14% was due to lower billings of Fisher-Price and 5% was due to lower billings of Preschool Entertainment.
Action Figures, Building Sets, Games, and Other gross billings increased 12%, of which 13% was due to higher billings of Games, which benefited from Mattel163's contribution, and 2% was due to higher billings of Action Figures, partially offset by lower billings of Building Sets of 3%.
Sales adjustments increased to $91.6 million in the third quarter of 2026 as compared to $81.8 million in the third quarter of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 9.0% in the third quarter of 2026 as compared to 8.4% in the third quarter of 2025.

Cost of sales decreased by $57.1 million, or 12%, to $430.4 million in the third quarter of 2026 from $487.5 million in the third quarter of 2025, primarily due to a decrease in product and other costs of $71.1 million, which benefited from $88.4 million of IEEPA tariff refunds received in the third quarter of 2026, partially offset by an increase in royalty expense of $10.8 million.
North America segment income increased by $69.5 million to $384.7 million in the third quarter of 2026, as compared to $315.2 million in the third quarter of 2025, primarily due to lower cost of sales of $57.1 million and higher net sales of $35.9 million, partially offset by higher advertising and promotion expenses of $14.8 million.
International Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for the third quarter of 2026 and 2025:

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Net Sales	$792.7	$757.9	5%	2%
Segment Income	208.8	208.6	—%
Net sales for the International segment in the third quarter of 2026 were $792.7 million, an increase of $34.8 million, or 5%, as compared to $757.9 million in the third quarter of 2025. The increase in net sales was primarily due to an increase in gross billings of $42.1 million.

	For the Three Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$287.1	$280.2	2%	2%
Vehicles	375.0	349.8	7%	2%
Infant, Toddler, and Preschool	96.4	105.3	-9%	3%
Action Figures, Building Sets, Games, and Other	190.5	171.6	11%	1%
Gross Billings	$949.0	$906.9	5%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$165.6	$179.8	-8%	2%
Hot Wheels	333.3	311.6	7%	2%
Fisher-Price	78.4	85.6	-8%	3%
Other	371.7	330.0	13%	1%
Gross Billings	$949.0	$906.9	5%	2%
Gross billings for the International segment were $949.0 million in the third quarter of 2026, an increase of $42.1 million, or 5%, as compared to $906.9 million in the third quarter of 2025, with a favorable impact from changes in currency exchange rates of two percentage points. The increase in the International segment gross billings was due to higher billings of Vehicles, Action Figures, Building Sets, Games, and Other, and Dolls, partially offset by lower billings of Infant, Toddler, and Preschool.
Dolls gross billings increased 2%, of which 16% was due to higher billings of partner brands, including benefits from KPop Demon Hunters (Netflix), partially offset by lower billings of Barbie of 5%, lower billings of Polly Pocket of 5%, and lower billings of Monster High of 3%.
Vehicles gross billings increased 7%, of which 6% was due to higher billings of Hot Wheels.
Infant, Toddler, and Preschool gross billings decreased 9%, of which 7% was due to lower billings of Fisher-Price.

Action Figures, Building Sets, Games, and Other gross billings increased 11%, of which 10% was due to higher billings of Action Figures, and 5% was due to higher billings of Games, which benefited from Mattel163's contribution, partially offset by lower billings of Building Sets of 3%.
Sales adjustments increased to $156.3 million in the third quarter of 2026 from $149.0 million in the third quarter of 2025. Sales adjustments as a percentage of net sales remained consistent at 19.7% in the third quarter of 2026 and 2025.
Cost of sales increased by $9.3 million, or 2%, to $385.1 million in the third quarter of 2026 from $375.8 million in the third quarter of 2025, primarily due to an increase in royalty expense of $4.1 million and product and other costs of $3.3 million.
International segment income was $208.8 million in the third quarter of 2026, relatively flat compared to $208.6 million in the third quarter of 2025, due to higher net sales of $34.8 million, partially offset by higher other selling and administrative expenses of $14.9 million, higher advertising and promotion expenses of $10.3 million, and higher cost of sales of $9.3 million.
Results of Operations—First Nine Months
Consolidated Results
The following table presents Mattel's consolidated results for the first nine months of 2026 and 2025:

	For the Nine Months Ended				Year/Year Change
	September 30, 2026		September 30, 2025
	Amount	% of Net Sales	Amount	% of Net Sales	%	Basis Points of Net Sales
	(In millions, except percentage and basis point information)
Net sales	$3,794.2		$3,581.2		6%
Cost of sales	1,875.7	49.4%	1,785.9	49.9%	5%	(50)
Gross profit	1,918.5	50.6%	1,795.3	50.1%	7%	50
Advertising and promotion expenses	360.5	9.5%	267.5	7.5%	35%	200
Other selling and administrative expenses	1,173.5	30.9%	1,122.5	31.3%	5%	(40)
Operating income	384.5	10.1%	405.4	11.3%	-5%	(120)
Interest expense	94.7	2.5%	88.0	2.5%	8%	—
Interest (income)	(26.6)	-0.7%	(37.3)	-1.0%	-29%	30
Other non-operating (income) expense, net	(141.1)		12.6
Income before income taxes	457.4	12.1%	342.1	9.6%	34%	250
Provision for income taxes	64.6		72.5
(Income) from equity method investments	(3.6)		(21.8)
Net income	$396.4	10.4%	$291.4	8.1%	36%	230

Sales
Net sales in the first nine months of 2026 were $3.79 billion, an increase of $213.0 million, or 6%, as compared to $3.58 billion in the first nine months of 2025. The increase in net sales was due to an increase in gross billings of $252.0 million, partially offset by an increase in sales adjustments of $38.9 million.

Gross billings represent amounts invoiced to a customer and do not include the impact of sales adjustments, such as trade discounts and other allowances. Changes in gross billings are discussed below because, while Mattel records the details of sales adjustments in its financial accounting systems at the time of sale, such sales adjustments are generally recorded by customer and are not associated with categories, brands, or individual products. The following tables provide a summary of Mattel's consolidated gross billings by categories, along with supplemental information by brand, for the first nine months of 2026 and 2025:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$1,292.7	$1,305.8	-1%	1%
Vehicles	1,504.6	1,342.2	12%	2%
Infant, Toddler, and Preschool	454.8	532.3	-15%	2%
Action Figures, Building Sets, Games, and Other	1,041.3	861.2	21%	1%
Gross Billings	$4,293.4	$4,041.4	6%	2%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$689.8	$788.3	-13%	2%
Hot Wheels	1,308.6	1,173.3	12%	2%
Fisher-Price	365.6	413.4	-12%	2%
Other	1,929.4	1,666.3	16%	1%
Gross Billings	$4,293.4	$4,041.4	6%	2%
Gross billings were $4.29 billion in the first nine months of 2026, an increase of $252.0 million, or 6%, as compared to $4.04 billion in the first nine months of 2025, with a favorable impact from changes in currency exchange rates of two percentage points. The increase in gross billings was primarily due to higher billings of Action Figures, Building Sets, Games, and Other and Vehicles, partially offset by lower billings of Infant, Toddler, and Preschool, and Dolls.
Dolls gross billings decreased 1%, of which 8% was due to lower billings of Barbie, partially offset by higher billings of partner brands of 7%, including the benefit from KPop Demon Hunters (Netflix).
Vehicles gross billings increased 12%, of which 10% was due to higher billings of Hot Wheels and 2% was due to higher billings of Cars (Disney Pixar).
Infant, Toddler, and Preschool gross billings decreased 15%, of which 9% was due to lower billings of Fisher-Price, 4% was due to lower billings of Preschool Entertainment, and 2% was due to lower billings of Baby Gear and Power Wheels, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Action Figures, Building Sets, Games, and Other gross billings increased 21%, of which 14% was due to higher billings of Games, which benefited from Mattel163's contribution, and 8% was due to higher billings of Action Figures.
Sales adjustments generally represent arrangements with Mattel's customers to provide sales incentives, support customer promotions, and provide allowances for returns and defective merchandise. Such programs are based primarily on customer purchases, customer performance of specified promotional activities, and other specified factors such as sales to consumers. Additionally, sales adjustments may include foreign currency transaction gains and losses from the remeasurement of accounts receivable denominated in currencies that are different from the relevant entity's functional currency. Sales adjustments increased to $499.2 million in the first nine months of 2026 from $460.3 million in the first nine months of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 13.2% in the first nine months of 2026, as compared to 12.9% in the first nine months of 2025.

Cost of Sales
Cost of sales increased by $89.8 million, or 5%, to $1.88 billion in the first nine months of 2026 from $1.79 billion in the first nine months of 2025. Within cost of sales, royalty expense increased by $38.4 million, or 21%, to $220.5 million in the first nine months of 2026 from $182.2 million in the first nine months of 2025. Product and other costs increased by $31.8 million, or 2%, to $1.41 billion in the first nine months of 2026, as compared to $1.38 billion in the first nine months of 2025. The increase in product and other costs was partially offset by the benefit from $90.1 million of IEEPA tariff refunds received in the first nine months of 2026. Freight and logistics expenses increased by $19.6 million, or 9%, to $248.1 million in the first nine months of 2026 from $228.5 million in the first nine months of 2025.
Gross Margin
Gross margin increased to 50.6% in the first nine months of 2026 from 50.1% in the first nine months of 2025. The increase in gross margin was primarily due to the benefit from IEEPA tariff refunds received of 240 basis points, Mattel163's contribution of 70 basis points, and the net benefit from other factors of 90 basis points, including mitigating actions to offset tariffs, and realized savings from the OPG program. The increase was partially offset by cost inflation of 150 basis points, gross incremental tariff costs of 110 basis points, and higher royalty expense of 90 basis points.
Advertising and Promotion Expenses
Advertising and promotion expenses primarily consist of: (i) media costs, which include the media, planning, and buying fees for television, print, and online advertisements, (ii) non-media costs, which include commercial and website production, merchandising, and promotional costs, (iii) retail advertising costs, which include consumer direct catalogs, and (iv) general advertising costs, which include trade show costs. Advertising and promotion expenses as a percentage of net sales increased to 9.5% in the first nine months of 2026 from 7.5% in the first nine months of 2025. The increase was primarily due to investments in brand, marketing, and promotional activities for theatrical releases, and expenses associated with Mattel163.
Other Selling and Administrative Expenses
Other selling and administrative expenses were $1.17 billion, or 30.9% of net sales, in the first nine months of 2026, an increase of $51.0 million, as compared to $1.12 billion, or 31.3% of net sales, in the first nine months of 2025. The increase in other selling and administrative expenses was primarily due to higher investments of $56.5 million, higher employee wages of $15.8 million, higher expenses associated with Mattel163, including acquisition-related expenses, and other expenses of $70.2 million. The increase was partially offset by lower share-based compensation and incentive expense of $41.2 million, including forfeitures associated with the departure of Mattel’s former Chief Executive Officer, additional realized savings from the OPG program of $31.7 million, and lower expenses related to inclined sleeper product recalls and related litigation of $18.6 million.
Interest Expense
Interest expense was $94.7 million in the first nine months of 2026, as compared to $88.0 million in the first nine months of 2025. The increase was primarily due to higher average interest rates on outstanding long-term debt in the first nine months of 2026.
Interest Income
Interest income was $26.6 million in the first nine months of 2026, as compared to $37.3 million in the first nine months of 2025. The decrease was primarily due to lower average invested cash balances in the first nine months of 2026.
Other Non-Operating (Income)/Expense, Net
Other non-operating income increased by $153.6 million to $141.1 million in the first nine months of 2026 from an expense of $12.6 million in the first nine months of 2025, primarily due to the gain recognized on Mattel's previously held equity interest in Mattel163. On March 2, 2026, Mattel acquired the remaining 50% equity interest in Mattel163. Prior to the acquisition of the remaining 50% equity interest in Mattel163, Mattel accounted for its investment under the equity method. Upon obtaining control, Mattel remeasured its previously held 50% equity interest to its estimated fair value as of the Acquisition Date, resulting in a gain of $147.9 million recognized in the first nine months of 2026.

Provision for Income Taxes
Mattel's provision for income taxes was $64.6 million for the first nine months of 2026, as compared to $72.5 million for the first nine months of 2025. The decrease in the provision for income taxes was primarily due to lower operating income before the benefit from IEEPA tariff refunds, partially offset by higher net discrete income tax expense. During the first nine months of 2026, Mattel recognized a net discrete tax expense of $10.7 million, primarily related to the income tax expense on IEEPA tariff refunds and interest expense accrued on previously unrecognized tax benefits, partially offset by discrete tax benefits related to previously unrecognized tax benefits. During the first nine months of 2025, Mattel recognized a net discrete income tax benefit of $12.6 million, primarily related to a change in its indefinite reinvestment assertion relating to certain foreign subsidiary earnings.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more-likely-than-not that these assets will be realizable. Mattel routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. For the first nine months of 2026 and 2025, there were no changes to Mattel's valuation allowance.
Segment Results
North America Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the North America segment for the first nine months of 2026 and 2025:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Net Sales	$2,063.5	$1,980.3	4%	—%
Segment Income	511.2	492.1	4%
Net sales for the North America segment in the first nine months of 2026 were $2.06 billion, an increase of $83.2 million, or 4%, as compared to $1.98 billion in the first nine months of 2025. The increase in net sales was primarily due to an increase in gross billings of $94.0 million.

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$744.7	$734.8	1%	—%
Vehicles	651.8	600.8	8%	—%
Infant, Toddler, and Preschool	249.1	307.1	-19%	—%
Action Figures, Building Sets, Games, and Other	581.8	490.7	19%	—%
Gross Billings	$2,227.4	$2,133.4	4%	—%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$360.9	$418.3	-14%	—%
Hot Wheels	546.2	508.7	7%	—%
Fisher-Price	206.6	240.3	-14%	—%
Other	1,113.7	966.1	15%	—%
Gross Billings	$2,227.4	$2,133.4	4%	—%
Gross billings for the North America segment were $2.23 billion in the first nine months of 2026, an increase of $94.0 million, or 4%, as compared to $2.13 billion in the first nine months of 2025. The increase in the North America segment gross billings was primarily due to higher billings of Action Figures, Building Sets, Games, and Other, Vehicles, and Dolls, partially offset by lower billings of Infant, Toddler, and Preschool.
Dolls gross billings increased 1%, of which 8% was due to higher billings of partner brands, including the benefit from KPop Demon Hunters (Netflix), and 2% was due to higher billings of Monster High, partially offset by lower billings of Barbie of 8%.
Vehicles gross billings increased 8%, of which 6% was due to higher billings of Hot Wheels and 2% was due to higher billings of Cars (Disney Pixar).
Infant, Toddler, and Preschool gross billings decreased 19%, of which 11% was due to lower billings of Fisher-Price, 5% was due to lower billings of Preschool Entertainment, and 3% was due to lower billings of Baby Gear and Power Wheels, due to the continued strategic exit from certain product lines in Baby Gear and Power Wheels.
Action Figures, Building Sets, Games, and Other gross billings increased 19%, of which 16% was due to higher billings of Games, which benefited from Mattel163's contribution, and 4% was due to higher billings of Action Figures.
Sales adjustments increased to $163.9 million in the first nine months of 2026 from $153.1 million in the first nine months of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 7.9% for the first nine months of 2026, as compared to 7.7% for the first nine months of 2025.
Cost of sales decreased by $7.9 million, or 1%, to $1.00 billion in the first nine months of 2026 from $1.01 billion in the first nine months of 2025, primarily due to a decrease in product and other costs of $34.3 million, which includes the benefit of IEEPA tariff refunds received of $88.4 million, partially offset by an increase in royalty expense of $19.4 million.
North America segment income increased by $19.1 million to $511.2 million in the first nine months of 2026, as compared to $492.1 million in the first nine months of 2025, primarily due to higher net sales of $83.2 million, partially offset by higher advertising and promotion expenses of $47.3 million and higher other selling and administrative expenses of $24.7 million.

International Segment
The following tables provide a summary of Mattel's net sales, segment income, and gross billings by categories, along with supplemental information by brand, for the International segment for the first nine months of 2026 and 2025:

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Net Sales	$1,730.7	$1,600.9	8%	4%
Segment Income	310.6	346.9	-10%
Net sales for the International segment in the first nine months of 2026 were $1.73 billion, an increase of $129.8 million, or 8%, as compared to $1.60 billion in the first nine months of 2025. The increase in net sales was due to an increase in gross billings of $158.0 million, partially offset by an increase in sales adjustments of $28.2 million.

	For the Nine Months Ended		% Change as Reported	Currency Exchange Rate Impact
	September 30, 2026	September 30, 2025
	(In millions, except percentage information)
Gross Billings by Categories
Dolls	$548.0	$571.0	-4%	3%
Vehicles	852.7	741.3	15%	4%
Infant, Toddler, and Preschool	205.7	225.2	-9%	4%
Action Figures, Building Sets, Games, and Other	459.6	370.4	24%	3%
Gross Billings	$2,066.0	$1,908.0	8%	4%

Supplemental Gross Billings Disclosure
Gross Billings by Top 3 Power Brands
Barbie	$328.9	$370.0	-11%	3%
Hot Wheels	762.5	664.6	15%	4%
Fisher-Price	158.9	173.2	-8%	4%
Other	815.7	700.3	16%	3%
Gross Billings	$2,066.0	$1,908.0	8%	4%
Gross billings for the International segment were $2.07 billion in the first nine months of 2026, an increase of $158.0 million, or 8%, as compared to $1.91 billion in the first nine months of 2025, with a favorable impact from changes in currency exchange rates of four percentage points. The increase in gross billings was due to higher billings of Vehicles, Action Figures, Building Sets, Games, and Other, partially offset by lower billings of Dolls and Infant, Toddler, and Preschool.
Dolls gross billings decreased 4%, of which 8% was due to lower billings of Barbie, and 4% was due to lower billings of Polly Pocket, partially offset by higher billings of partner brands of 8%, including the benefit of KPop Demon Hunters (Netflix).
Vehicles gross billings increased 15%, of which 13% was due to higher billings of Hot Wheels and 2% was due to higher billings of Cars (Disney Pixar).
Infant, Toddler, and Preschool gross billings decreased 9%, of which 6% was due to lower billings of Fisher-Price, and 2% was due to lower billings of Preschool Entertainment.
Action Figures, Building Sets, Games, and Other gross billings increased 24%, of which 14% was due to higher billings of Action Figures and 11% was due to higher billings of Games, which benefited from Mattel163's contribution.
Sales adjustments increased to $335.3 million in the first nine months of 2026 from $307.1 million in the first nine months of 2025. Sales adjustments as a percentage of net sales were relatively consistent at 19.4% for the first nine months of 2026, as compared to 19.2% for the first nine months of 2025.
Cost of sales increased by $65.9 million, or 8%, to $862.3 million in the first nine months of 2026 from $796.4 million in the first nine months of 2025 due to an increase in product and other costs of $34.9 million, an increase in royalty expense of $18.9 million, and an increase in freight and logistics expenses of $12.1 million.

International segment income decreased by $36.3 million to $310.6 million in the first nine months of 2026, as compared to $346.9 million in the first nine months of 2025, primarily due to higher cost of sales of $65.9 million, higher other selling and administrative expenses of $54.5 million, and higher advertising and promotion expenses of $45.7 million, partially offset by higher net sales of $129.8 million.
Cost Savings Program
Optimizing for Profitable Growth
On February 7, 2024, Mattel announced the OPG program, a multi-year cost savings program that follows the OFG program, which concluded in the fourth quarter of 2023. The OPG program is designed to achieve further efficiency and cost savings opportunities, primarily within Mattel's global supply chain, including its manufacturing footprint. The OPG program includes cost savings actions in connection with discontinuing production at a plant in China, as previously announced in the third quarter of 2023, as well as savings from other previous actions taken in 2023 that were not recognized in the OFG program. The targeted annual gross cost savings from actions associated with the OPG program were increased from $200 million to $225 million in the fourth quarter of 2025. Annual gross cost savings from the OPG program are now expected at or above the $225 million target, and the program is expected to be completed by the end of 2026. Of the expected annual gross cost savings, approximately 55% is expected to benefit cost of sales and 45% is expected to benefit other selling and administrative expenses. Total cash expenditures under the OPG program are expected to be up to approximately $140 million, and total non-cash charges are expected to be approximately $5 million.
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
In connection with the OPG program, Mattel recorded severance and other restructuring costs in the following cost and expense categories within operating income in the consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(In millions)
Cost of sales (a)	$0.2	$2.4	$1.0	$6.1
Other selling and administrative expenses (b)	2.1	0.3	19.7	19.8
	$2.3	$2.7	$20.7	$25.9
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
As of September 30, 2026, in connection with the OPG program, Mattel recorded cumulative severance and other restructuring charges of approximately $136 million, which included approximately $5 million of non-cash charges. Mattel realized cumulative cost savings (before severance, restructuring costs, and cost inflation) of approximately $225 million, which represents approximately 55% benefit to cost of sales, and approximately 45% benefit to other selling and administrative expenses, as of September 30, 2026, in connection with the OPG program.

Liquidity and Capital Resources
Mattel's primary sources of liquidity are its domestic and foreign cash and equivalents balances, cash flows from operating activities, short-term borrowing facilities, including its $1.40 billion in aggregate principal amount of senior unsecured revolving credit facilities (the "Credit Facility"), and access to capital markets to fund its operations and obligations. Such obligations may include capital expenditures, debt service, future royalty payments pursuant to licensing agreements, future inventory and service purchases, and required cash contributions and payments related to benefit plans. Of Mattel's $541.4 million in cash and equivalents at September 30, 2026, $380.4 million was held by foreign subsidiaries, including $71.3 million held in Russia. Mattel's cash held in Russia can be used within the country; however, its movement out of Russia is currently limited. In 2022, Mattel paused all shipments into Russia.
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
Mattel intends to utilize its existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility to meet its short-term liquidity needs. At September 30, 2026, Mattel had no outstanding borrowings under the Credit Facility and approximately $13 million in outstanding letters of credit under the Credit Facility.
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
Cash Flow Activities
Cash flows used for operating activities were $113.5 million in the first nine months of 2026, as compared to $203.3 million in the first nine months of 2025. The decrease in cash flows used for operating activities was primarily due to a decrease in cash used for working capital of $186.4 million, partially offset by a decrease in net income, excluding the impact of non-cash items.

Cash flows used for investing activities were $249.9 million in the first nine months of 2026, as compared to $97.5 million in the first nine months of 2025. The increase in cash flows used for investing activities was primarily due to $74.8 million of cash paid for the remaining 50% equity interest in Mattel163, net of cash acquired, and an increase in capital expenditures of $61.4 million.
Cash flows used for financing activities were $333.8 million in the first nine months of 2026, as compared to $426.3 million in the first nine months of 2025. The decrease in cash flows used for financing activities was primarily due to $308.4 million of cash paid for share repurchases in the first nine months of 2026 as compared to $412.5 million in the first nine months of 2025.
Seasonal Financing
See Part I, Item 1 "Financial Statements—Note 9 to the Consolidated Financial Statements—Seasonal Financing" of this Quarterly Report on Form 10-Q.
Financial Position
Mattel's cash and equivalents decreased by $701.5 million to $541.4 million at September 30, 2026 from $1.24 billion at December 31, 2025. The decrease during the nine months ended September 30, 2026 was primarily due to cash paid for share repurchases of $308.4 million, capital expenditures of $186.3 million, cash flows used for operating activities of $113.5 million, and $74.8 million of cash paid for the remaining 50% equity interest in Mattel163, net of cash acquired. Mattel's cash and equivalents decreased by $150.5 million to $541.4 million at September 30, 2026 from $691.9 million at September 30, 2025. The decrease during the trailing twelve months was primarily due to cash paid for share repurchases of $495.9 million, capital expenditures of $243.4 million, and $74.8 million of cash paid for the remaining 50% equity interest in Mattel163, net of cash acquired, partially offset by cash flows provided by operating activities of $683.0 million.
Accounts receivable increased by $302.5 million to $1.40 billion at September 30, 2026 from $1.10 billion at December 31, 2025, primarily due to the seasonality of Mattel's business. Accounts receivable were $1.40 billion at September 30, 2026, relatively flat as compared to $1.39 billion at September 30, 2025, as a result of higher sales offset by the timing of collections.
Inventories increased by $264.8 million to $828.0 million at September 30, 2026 from $563.1 million at December 31, 2025, primarily due to seasonal inventory build-up. Inventories were $828.0 million at September 30, 2026, relatively flat as compared to $826.6 million at September 30, 2025.
Prepaid expenses and other current assets were $218.6 million at September 30, 2026, relatively flat as compared to $227.1 million at December 31, 2025. Prepaid expenses and other current assets decreased by $28.3 million to $218.6 million at September 30, 2026 from $246.9 million at September 30, 2025, primarily due to decreases in prepaid royalties of $25.6 million.
Accounts payable and accrued liabilities increased by $26.4 million to $1.45 billion at September 30, 2026 from $1.43 billion at December 31, 2025, primarily due to an increase in deferred income of $49.7 million, an increase in accrued wages of $35.3 million, an increase in accrued interest of $29.9 million, and an increase in accrued royalties of $15.1 million. The increase was partially offset by a decrease in other accrued liabilities of $47.4 million, a decrease in accounts payable of $37.9 million, and a decrease in accrued incentive compensation of $36.9 million. Accounts payable and accrued liabilities increased by $132.1 million to $1.45 billion at September 30, 2026 from $1.32 billion at September 30, 2025, primarily due to an increase in deferred income of $53.7 million, an increase in accrued wages of $32.5 million, an increase in accounts payable of $24.7 million, and an increase in accrued advertising of $21.9 million.

A summary of Mattel's capitalization is as follows:

	September 30, 2026		September 30, 2025		December 31, 2025
	(In millions, except percentage information)
Cash and equivalents	$541.4		$691.9		$1,242.9

2010 Senior Notes due October 2040	250.0		250.0		250.0
2011 Senior Notes due November 2041	300.0		300.0		300.0
2019 Senior Notes due December 2027	600.0		600.0		600.0
2021 Senior Notes due April 2026	—		600.0		—
2021 Senior Notes due April 2029	600.0		600.0		600.0
2025 Senior Notes due November 2030	600.0		—		600.0
Debt issuance costs and debt discount	(15.0)		(12.4)		(18.3)
Total debt	2,335.0	50%	2,337.6	51%	2,331.7	51%
Stockholders' equity	2,340.6	50	2,261.2	49	2,233.0	49
Total capitalization (total debt plus stockholders' equity)	$4,675.6	100%	$4,598.8	100%	$4,564.7	100%
Total debt was $2.33 billion at both September 30, 2026 and December 31, 2025, and $2.34 billion at September 30, 2025. During November 2025, Mattel issued $600.0 million of 2025 Senior Notes due November 2030 and used the net proceeds plus cash on hand to repay $600.0 million of 2021 Senior Notes due April 2026.
Stockholders' equity increased by $107.6 million to $2.34 billion at September 30, 2026 from $2.23 billion at December 31, 2025, primarily due to net income of $396.4 million, partially offset by share repurchases of $311.0 million during the nine months ended September 30, 2026. Stockholders' equity increased by $79.4 million to $2.34 billion at September 30, 2026 from $2.26 billion at September 30, 2025, primarily due to net income of $502.6 million, other comprehensive income of $42.0 million, and the net effect of share-based compensation and the related issuance of treasury stock of $33.6 million, partially offset by share repurchases of $500.2 million during that twelve-month period.
Litigation
See Part I, Item 1 "Financial Statements—Note 21 to the Consolidated Financial Statements—Contingencies" of this Quarterly Report on Form 10-Q.
Application of Critical Accounting Policies and Estimates
Mattel's critical accounting policies and estimates are included in the 2025 Annual Report on Form 10-K and did not materially change during the first nine months of 2026.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate fluctuations impact Mattel's results of operations and cash flows. The Hong Kong dollar and Euro were the primary currencies that resulted in foreign currency transaction exposure for Mattel during the first nine months of 2026. Mattel seeks to mitigate its exposure to foreign currency exchange risk by monitoring its foreign currency transaction exposure for the year and partially hedging such exposure using foreign currency forward exchange contracts primarily to hedge its purchase and sale of inventory and other intercompany transactions denominated in foreign currencies. These contracts generally have maturity dates of up to 24 months.
Foreign currency transaction gains or losses are recorded in the consolidated statements of operations within operating income or other non-operating expense (income), net based on the nature of the underlying transaction during the period in which exchange rates change. Gains or losses on foreign currency forward exchange contracts are recognized in the consolidated statements of operations in a manner intended to offset the foreign currency transaction gains and losses associated with the related exposure.
In addition, Mattel manages its exposure to currency exchange rate fluctuations through the selection of currencies used for international borrowings. Mattel does not trade in financial instruments for speculative purposes.

Mattel's financial position is also impacted by currency exchange rate fluctuations on translation of its net investments in subsidiaries with non-U.S. dollar functional currencies. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity. Mattel's primary currency translation adjustments for the nine months ended September 30, 2026 were related to the weakening of the Euro, Indonesian rupiah, and British pound sterling against the U.S. dollar, partially offset by the strengthening of the Chinese yuan against the U.S. dollar.
There are numerous factors impacting the amount by which Mattel's financial results are affected by foreign currency translation and transaction gains and losses resulting from changes in currency exchange rates, including, but not limited to, the level of foreign currency forward exchange contracts in place at a given time and the volume of foreign currency-denominated transactions in a given period. However, assuming that such factors were held constant, Mattel estimates that a one percent change in the U.S. dollar would have impacted Mattel's third quarter 2026 net sales by approximately 0.4% and would have less than a $0.01 impact to Mattel's net income per share.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, Mattel's disclosure controls and procedures were evaluated, with the participation of Mattel's principal executive officer and principal financial officer, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by Mattel in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, Roger Lynch, Mattel's principal executive officer, and Peter Griffith, Mattel's principal financial officer, concluded that these disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in Mattel's internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, Mattel's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
During the third quarter of 2026, Mattel did not sell any unregistered equity securities.
Issuer Purchases of Equity Securities
The following table provides certain information with respect to Mattel's purchases of its common stock during the third quarter of 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b) (In millions)
July 1-31	6,914	$14.71	—	$1,200.0
August 1-31	561,925	15.21	552,812	1,191.6
September 1-30	28,705	12.84	—	1,191.6
Total	597,544	$15.09	552,812	$1,191.6
 ____________________________________
(a)The total number of shares purchased includes 44,732 shares withheld from employees to satisfy minimum tax withholding obligations that occur upon settlement of equity awards, which were not purchased as part of a publicly announced repurchase plan or program.
(b)On February 9, 2026, Mattel's Board of Directors authorized a $1.50 billion share repurchase program. As of September 30, 2026, Mattel had a remaining authorization of $1.19 billion under the program. Repurchases under the program will take place from time to time, depending on market conditions. Mattel's share repurchase program has no expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)None.
(b)Not applicable.
(c)None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
3.0	Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	99.0	May 21, 2007
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Mattel, Inc.	8-K	001-05647	3.1	May 30, 2025
3.2	Amended and Restated Bylaws of Mattel, Inc.	8-K	001-05647	3.1	September 15, 2023
4.0	Specimen Stock Certificate with respect to Mattel, Inc.'s Common Stock	10-Q	001-05647	4.0	August 3, 2007
10.1+	Letter Agreement between Mattel, Inc. and Roberto Stanichi, dated July 29, 2026	8-K	001-05647	10.1	July 31, 2026
10.2+	Letter Agreement between Mattel, Inc. and Roger Lynch, dated September 29, 2026	8-K	001-05647	10.1	September 30, 2026
10.3+	Amendment, dated October 12, 2026 to the Letter Agreement between Mattel, Inc. and Roger Lynch	8-K	001-05647	10.1	October 14, 2026
10.4+*	Mattel, Inc. Deferred Compensation and PIP Excess Plan (Post-2004)
31.0*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
______________________________________________

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith. This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTEL, INC. Registrant

By:	/s/ Yoon Hugh
Yoon Hugh Senior Vice President and Corporate Controller (Duly Authorized Officer and Chief Accounting Officer)
Date: November 5, 2026